Form 10-Q
period 1996-06-30
TUESDAY MORNING CORP/DE
filed 1996-08-06
CIK 878726

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For Quarter Ended June 30, 1996   Commission File Number 0-19658


                          TUESDAY MORNING CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                  75-2398532
     (State or other jurisdiction of  (I.R.S. Employer Identification No.)
      incorporation or organization)


     14621 INWOOD RD., DALLAS, TEXAS               75244
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code) (214) 387-3562

                              NONE
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes___X____ No_______


Common stock outstanding as of June 30, 1996:   7,869,086 shares

                          TUESDAY MORNING CORPORATION



                         PART 1 - FINANCIAL INFORMATION

                                                                        Page No.
Item 1 - Financial Statements                                           ________

          Consolidated Balance Sheets as of June 30, 1996,
            June 30, 1995  and December 31, 1995                          1

          Consolidated Statements of Operations for the
            Three Months and Six Months Ended
            June 30, 1996 and 1995                                        2

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1996 and 1995                       3

          Notes to Consolidated Financial Statements                      4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             5


                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                   Unaudited


                                                           June 30,     June 30,       Dec. 31,
                                                            1996         1995           1995
                                                          ---------     --------       --------
                                                                     (In Thousands)
                                    ASSETS
Current assets:
     Cash and cash equivalents...........................  $  1,748     $  1,841       $  6,276
     Federal income tax receivable.......................       469        1,534             -
     Inventories.........................................    91,622       77,265         52,367
     Prepaid expenses....................................     1,274        1,493            993
     Other current assets................................       444          477            458
                                                           --------     --------       --------
            Total current assets.........................    95,557       82,610         60,094
                                                           --------     --------       --------
Property, plant and equipment, at cost:
     Land................................................     8,356        8,356          8,356
     Buildings...........................................    13,285       12,943         12,989
     Furniture and fixtures..............................    16,379       15,462         15,584
     Equipment...........................................    13,994       12,913         13,433
     Leasehold improvements..............................     2,032        1,842          1,967

                                                             54,046       51,516         52,329
     Less accumulated depreciation & amortization........   (23,616)     (19,656)       (21,267)
                                                           --------     --------       --------
            Net property, plant and equipment............    30,430       31,860         31,062
                                                           --------     --------        -------
Other assets, at cost:
     Due from Officer....................................     2,441        1,881          2,211
     Other assets........................................       762          862            876
                                                           --------     --------       --------
Total Assets.............................................  $129,190     $117,213       $ 94,243
                                                           ========    =========       ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of mortgages................... $   1,021    $     936       $  1,021
     Short term notes payable............................                    367            -
     Current installments of capital lease obligation....       795          647            755
     Accounts payable....................................    26,753       17,913         12,707
     Accrued expenses
        Sales tax........................................       454          466          1,662
        Other............................................     3,127        1,805          2,467
     Deferred income taxes...............................       231          303            231
     Due to officer......................................                                   -
     Federal income taxes payable........................                                 2,136
                                                          ---------    ---------       --------
            Total current liabilities....................    32,381       22,437         20,979
                                                          ---------    ---------       --------
Mortgages on land, buildings and equipment...............     5,104        6,210          5,615
Long term notes payable..................................    24,695       27,563            -
Long term capital lease obligation.......................       594        1,459          1,007
Deferred income taxes....................................     2,994        2,920          2,994

Shareholders' equity:
     Preferred stock of $1 par value per share.
       Authorized 2,000,000 shares,none issued...........       -            -              -
     Common stock of $.01 par value per share.
       Authorized 20,000,000 shares; issued
       8,143,586 shares at June 30, 1996
       8,139,086 shares at June 30, 1995
       8,143,586 shares at December 31, 1995.............        81           81             81
     Additional paid-in capital..........................    18,295       18,367         18,277
     Retained earnings...................................    47,074       40,343         47,318
     Less: treasury stock
       274,500 shares at June 30, 1996
       299,500 shares at June 30, 1995
       274,500 shares at December 31, 1995...............    (2,028)      (2,167)        (2,028)
                                                          ---------    ---------       --------
            Total shareholders' equity...................    63,422       56,624         63,648
                                                          ---------    ---------       --------
Total Liabilities and Shareholders' Equity............... $ 129,190    $ 117,213       $ 94,243
                                                          =========    =========       ========

See accompanying notes to consolidated financial statements.


                                      (1)

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                   Unaudited

                                                                        Three Months Ended         Six Months Ended
                                                                          June 30,                   June 30,
                                                                  ------------------------      -------------------------
                                                                    1996            1995           1996            1995
                                                                  --------        --------      ---------        --------
                                                                           (In thousands,             (In thousands,
                                                                     except per share data)      except per share data)
Net sales.......................................................  $ 54,286        $ 47,977      $ 90,026         $ 77,935
Cost of sales...................................................    36,068          32,050        58,411           51,659
                                                                  --------        --------      --------         --------
        Gross profit............................................    18,218          15,927        31,615           26,276

Selling, general and administrative expenses....................    17,094          15,513        31,279           28,615
                                                                  --------        --------      --------         --------
        Operating income (loss).................................     1,124             414           336           (2,339)
                                                                  --------        --------      --------         --------
Other income (expense):
   Interest income..............................................        76              46           135               97
   Interest expense.............................................      (677)           (856)       (1,154)          (1,494)
   Other income ................................................       149             151           299              244
                                                                  --------        --------      --------         --------
                                                                      (452)           (659)         (720)          (1,153)
                                                                  --------        --------      --------         --------
        Income (loss) before income taxes.......................       672            (245)         (384)          (3,492)

Income tax (benefit)............................................       238             (91)         (142)          (1,292)
                                                                  --------        --------      --------         --------
        Net income (loss).......................................  $    434        $   (154)     $   (242)        $ (2,200)
                                                                  ========        ========      ========         ========

   Net income (loss) per share..................................  $   0.05        $  (0.02)     $  (0.03)        $  (0.28)
                                                                  ========        ========      ========         ========
Weighted average common share and share equivalents.............     8,319           7,836         7,852            7,817
                                                                  ========        ========      ========         ========

See accompanying notes to consolidated financial statements.

                                      (2)

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                              -------------------------
                                                                                 1996            1995
                                                                              ---------        --------
                                                                                     (In Thousands)
Cash flows from operating activities:
    Cash received from customers............................................  $  90,026        $ 77,935
    Cash paid to suppliers and employees....................................   (112,921)       (104,030)
    Interest received.......................................................        135              97
    Interest paid...........................................................     (1,154)         (1,494)
    Income taxes paid.......................................................     (2,463)         (1,230)
                                                                              ---------        --------
    Net cash used by operating activities...................................    (26,377)        (28,722)
                                                                              ---------        --------
Cash flows from investing activities:
    Loans to officers.......................................................       (230)            (82)
    Capital expenditures....................................................     (1,750)         (1,141)
                                                                              ---------        --------
    Net cash used by investing activities...................................     (1,980)         (1,223)
                                                                              ---------        --------
Cash flows from financing activities:
    Proceeds from short and long term borrowings............................     24,695          27,563
    Payment of short-term borrowings........................................        -               367
    Payment of mortgages....................................................       (511)           (553)
    Principal payments under capital lease obligation.......................       (373)           (322)
    Proceeds from common stock offering.....................................        -               -
    Proceeds from exercise of common
         stock options/stock purchase plan..................................         18             196
                                                                              ---------        --------

    Net cash provided by financing activities...............................     23,829          27,251
                                                                              ---------        --------
Net decrease in cash and cash equivalents...................................     (4,528)         (2,694)

Cash and cash equivalents at beginning of period............................      6,276           4,535

Cash and cash equivalents at end of period..................................  $   1,748        $  1,841
                                                                              =========        ========
Reconciliation of net loss to net cash
    used by operating activities:

Net loss....................................................................  $    (242)       $ (2,200)
                                                                              ---------        --------
Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation and amortization........................................     2,382           2,234

        Change in operating assets and liabilities:
          Increase in federal income taxes receivable........................      (469)         (1,534)
          Increase in inventories............................................   (39,255)        (30,451)
          Increase (decrease) in prepaid expense.............................      (281)            181
          Decrease in other current assets...................................        14             172
          Decrease in other assets and liabilities...........................       112             116
          Increase in accounts payable.......................................    14,046           4,997
          Decrease in accrued expenses.......................................      (548)         (1,249)
          Decrease in federal income taxes payable...........................    (2,136)           (988)
                                                                              ---------        --------
            Total adjustments................................................   (26,135)        (26,522)
                                                                              ---------        --------
Net cash used by operating activities.......................................  $ (26,377)       $(28,722)
                                                                              =========        ========

See accompanying notes to consolidated financial statements.


                                      (3)

                  Tuesday Morning Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1. The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report.

2. Net income/(Loss) per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the period.

3. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

4. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on the next page.



                                      (4)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
The Company's principal liquidity need is for inventory purchases. The Company's two principal sources of liquidity have been its operating cash flow and borrowings under bank lines of credit. The Company entered into a three year $45 million revolving line of credit agreement with a new bank on July 15, 1994. This agreement is secured by a pledge of the Company's assets. Borrowings available under the agreement were limited to the lesser of $45 million or 50% (60% for up to 120 days during each year) of eligible inventory, as defined.
The availability was further reduced by the aggregate undrawn amount of outstanding letters of credit. This agreement was amended on June 25, 1996 to increase the amount to $55 million from July 1 to October 31 of each year, extend the maturity date to July, 1999 and lower the interest rate by 1/2%. Based on the line of credit agreement, the Company had the ability to utilize $40.5 million in borrowings and letters of credit at June 30, 1996. On June 30, 1996, the Company had $24.7 million of long term borrowings from banks. On the same date, the outstanding letters of credit totaled approximately $9.5 million. The agreement requires the Company and its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios, and they contain substantial limitations on dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. At June 30, 1996, the Company was in compliance with these covenants.
Management believes that the agreement will be adequate to meet its needs for liquidity and growth.

In September 1995, the Company entered into a $7.1 million floating rate mortgage collateralized by a first lien deed of trust on all of the Company's owned real estate. This mortgage refinanced and consolidated mortgages which existed prior to 1995. In connection with this mortgage, the Company is required to maintain a minimum net worth and to comply with other financial covenants. At June 30, 1996, the Company was in compliance with these covenants.

The Company's principal capital requirement has been the funding of the development of new stores and the resulting increase in inventory requirements. The Company plans to open 25-30 stores during 1996 and plans to fund these from operating cash flow.

INVENTORY:
The Company's inventory increased from $52.4 million at year end to $91.6 million at June 30, 1996. This is an increase of $39.2 million from December 31, 1995, and reflects normal seasonal activity. As reflected on the following chart, store level inventory decreased when compared to December 31, 1995 and to June 30, 1995. Total inventory increased $14.3 million from June 30, 1995, as a result of an increase in store count and an increased sales plan for the fall of 1996 compared to 1995.
                                      (5)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                          INVENTORY LEVELS BY LOCATION
                                 (IN MILLIONS)

                      6/30/96         6/30/95         12/31/95
                      -------         -------         --------
Stores                 $33.4           $34.9            $36.3

Warehouse               58.2            42.4             16.1
                       -----           -----            -----
                       $91.6           $77.3            $52.4
                       =====           =====            =====

                            STORE OPENINGS/CLOSINGS

                        Six Months    Six Months
                          Ending        Ending          FYE
                          6/30/96      6/30/95       12/31/95
                        ----------    ----------     --------
Stores Open  at
Beginning of Period        260           246            246

Stores Opened               16            16             32

Stores Closed               (5)          (12)           (18)
                           ---           ---            ---
Stores Open at End
of Period                  271           250            260
                           ===           ===            ===

                                      (6)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The Company's loss of $0.2 million or $0.03 per share for the first half of 1996 is compared to a loss of $2.2 million or $0.28 per share for the first half of 1995. The Company reported a reduced loss for the first half due to the leverage obtained from increased sales and gross margin improvements while expenses remained relatively consistent on a per store basis.

During the first half of 1996, comparable store sales increased 8.5%. Total gross profit increased from $26.3 million to $31.6 million due to increased sales volume. The gross profit percent increased from 33.7% to 35.1% as a result of improved product selection and reduced shrinkage. Selling general and administrative expenses increased 9.3% from $28.6 million to $31.3 million.
This difference is due to an increase in the number of stores and an increase in advertising expenses. Interest expense decreased from $1.5 million to $1.2 million due to the net impact of reduced borrowings caused by 1995's profits and lower interest rates, partially offset by increased inventory levels.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

For the quarter ended June 30, 1996, the Company made $0.4 million or $0.05 per share versus a loss of $0.2 million or $0.02 per share for the same period during 1995. During the quarter, comparable store sales increased 6.7%. Total gross profit increased from $15.9 million to $18.2 million due to increased sales volume. The gross profit percentage increased from 33.2% to 33.6%. Selling, general and administrative expenses increased from $15.5 to $17.1, and interest expense decreased from $0.9 to $0.8 for the reasons previously discussed.



                                      (7)

                          TUESDAY MORNING CORPORATION

                          PART II - OTHER INFORMATION

                                 Not Applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TUESDAY MORNING CORPORATION
                                      (Registrant)



DATE:  August 1, 1996           /s/ Mark E. Jarvis
                                -----------------------------------
                                Mark E. Jarvis, Senior Vice President



                                      (8)