Form 10-Q
period 1996-09-30
TUESDAY MORNING CORP/DE
filed 1996-11-04
CIK 878726

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For Quarter Ended September 30, 1996              Commission File Number 0-19658


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

      (Registrant's telephone number, including area code) (972) 387-3562

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

                             Yes   X     No
                                  ---        ---

Common stock outstanding as of September 30, 1996:   7,869,086 shares

                          TUESDAY MORNING CORPORATION

                        PART 1 - FINANCIAL INFORMATION

                                                                Page No.
Item 1 - Financial Statements                                   --------

          Consolidated Balance Sheets as of September 30, 1996,
           September 30, 1995 and December 31, 1995                1

          Consolidated Statements of Operations for the
           Three Months and Nine Months Ended
            September 30, 1996 and 1995                            2

          Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1996 and 1995           3

          Notes to Consolidated Financial Statements               4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      5

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                   Unaudited

                                                               Sept 30,      Sept 30,     Dec. 31,
                      ASSETS                                     1996          1995         1995
                                                              ---------     ---------     --------
                                                                          (In Thousands)
Current assets:
     Cash and cash equivalents.............................   $    599       $  2,062     $  6,276
     Federal income tax receivable.........................         96          1,730            -
     Inventories...........................................    114,347         93,118       52,367
     Prepaid expenses......................................      2,627          1,379          993
     Other current assets..................................        211            550          458
                                                              --------       --------     --------

            Total current assets...........................    117,880         98,839       60,094
                                                              --------       --------     --------

Property, plant and equipment, at cost:
     Land..................................................      8,356          8,356        8,356
     Buildings.............................................     13,285         12,955       12,989
     Furniture and fixtures................................     17,138         15,815       15,584
     Equipment.............................................     14,348         13,177       13,433
     Leasehold improvements................................      2,093          1,924        1,967
                                                              --------       --------     --------

                                                                55,220         52,227       52,329
     Less accumulated depreciation & amortization..........    (24,806)       (20,695)     (21,267)
                                                              --------       --------     --------

            Net property, plant and equipment..............     30,414         31,532       31,062
                                                              --------       --------     --------

Other assets, at cost:
     Due from Officer......................................      2,617          2,048        2,211
     Other assets..........................................        757            930          876
                                                              --------       --------     --------

Total Assets...............................................   $151,668       $133,349     $ 94,243
                                                              =========      ========     ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of mortgages.....................   $  1,021       $  1,021     $  1,021
     Short term notes payable..............................         -             138           -
     Current installments of capital lease obligation......        772            669          755
     Accounts payable......................................     31,097         24,699       12,707
     Accrued expenses
        Sales tax..........................................      1,068            994        1,662
        Other..............................................      3,324          2,584        2,467
     Deferred income taxes.................................        231            303          231
     Due to officer........................................         -              -            -
     Federal income taxes payable..........................         -              -         2,136
                                                              ---------      --------     --------

            Total current liabilities......................     37,513         30,408       20,979
                                                              ---------      --------     --------

Mortgages on land, buildings and equipment.................      4,849          5,870        5,615
Long term notes payable....................................     41,776         36,593          -
Long term capital lease obligation.........................        433          1,270        1,007
Deferred income taxes......................................      2,994          2,920        2,994

Shareholders' equity:
     Preferred stock of $1 par value per share.
       Authorized 2,000,000 shares,none issued.............         -              -            -
     Common stock of $.01 par value per share.
       Authorized 20,000,000 shares; issued
       8,143,586 shares at September 30, 1996
       8,139,086 shares at September 30, 1995
       8,143,586 shares at December 31, 1995...............         81             81           81
     Additional paid-in capital............................     18,277         18,367       18,277
     Retained earnings.....................................     47,773         40,007       47,318
     Less: treasury stock
       274,500 shares at September 30, 1996
       299,500 shares at September 30, 1995
       274,500 shares at December 31, 1995.................     (2,028)        (2,167)      (2,028)
                                                              ---------      --------     --------

            Total shareholders' equity.....................     64,103         56,288       63,648
                                                              ---------      --------     --------

Total Liabilities and Shareholders' Equity.................   $151,668       $133,349     $ 94,243
                                                              =========      ========     ========

See accompanying notes to consolidated financial statements.

                                      (1)

                  Tuesday Morning Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                    Unaudited

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                  ---------------------         ---------------------
                                                                    1996         1995             1996         1995
                                                                  --------     --------         --------     --------
                                                                     (In thousands,                (In thousands,
                                                                  except per share data)        except per share data)

Net sales.......................................................  $ 48,537     $ 38,240          $138,563     $116,175
Cost of sales...................................................    29,787       23,377            88,199       75,036
                                                                  --------     --------          --------     --------
        Gross profit............................................    18,750       14,863            50,364       41,139

Selling, general and administrative expenses....................    16,855       14,496            48,134       43,112
                                                                  --------     --------           -------     --------

        Operating income (loss).................................     1,895          367             2,230       (1,973)
                                                                  --------     --------           -------     --------

Other income (expense):
   Interest income..............................................        59           46               195          142
   Interest expense.............................................      (992)      (1,093)           (2,147)      (2,587)
   Other income ................................................       135          147               434          391
                                                                  --------     --------           -------     --------

                                                                      (798)        (900)           (1,518)      (2,054)
                                                                  --------     --------           -------     --------
        Income (loss) before income taxes.......................     1,097         (533)              712       (4,027)

Income tax (benefits)...........................................       399         (197)              256       (1,490)
                                                                  --------     --------           -------     --------

        Net income (loss).......................................  $    698     $   (336)         $    456     $ (2,537)
                                                                  ========     ========          ========     ========


   Net income (loss) per share..................................  $   0.08     $  (0.04)         $   0.06     $   (0.32)
                                                                  ========     ========          ========     =========

Weighted average common share and share equivalents.............     8,370        7,840             8,264         7,824
                                                                  ========     ========          ========     =========


See accompanying notes to consolidated financial statements.

                                      (2)

                  Tuesday Morning Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                              --------------------------
                                                                 1996            1995
                                                              ----------      ----------
                                                                    (In Thousands)
Cash flows from operating activities:
    Cash received from customers...........................   $ 138,563       $ 116,175
    Cash paid to suppliers and employees...................    (176,911)       (148,645)
    Interest received......................................         195             142
    Interest paid..........................................      (2,147)         (2,587)
    Income taxes paid......................................      (2,489)         (1,228)
                                                              ----------      ----------

    Net cash used by operating activities..................     (42,789)        (36,143)
                                                              ----------      ----------

Cash flows from investing activities:
    Loans to officers......................................        (406)           (248)
    Capital expenditures...................................      (2,935)         (1,711)
                                                              ----------      ----------

    Net cash used by investing activities..................      (3,341)         (1,959)
                                                              ----------      ----------

Cash flows from financing activities:
    Proceeds from short and long term borrowings...........      41,776          36,593
    Payment of short-term borrowings.......................          -              138
    Payment of mortgages...................................        (766)           (808)
    Principal payments under capital lease obligation......        (557)           (489)
    Proceeds from exercise of common
         stock options/stock purchase plan.................          -              195
                                                              --------------------------

    Net cash provided by financing activities..............      40,453          35,629
                                                              ----------      ----------

Net decrease in cash and cash equivalents..................      (5,677)         (2,473)

Cash and cash equivalents at beginning of period...........       6,276           4,535
                                                              ----------      ----------

Cash and cash equivalents at end of period.................   $     599       $   2,062
                                                              ==========      ==========

Reconciliation of net loss to net cash
    used by operating activities:

Net income (loss)..........................................   $     456       $  (2,537)
                                                              ----------      ----------

Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
        Depreciation and amortization......................       3,582           3,132

        Change in operating assets and liabilities:
          Increase in federal income taxes receivable......         (96)         (1,730)
          Increase in inventories..........................     (61,980)        (46,303)
          Increase (decrease) in prepaid expense...........      (1,634)            295
          Decrease in other current assets.................         247              99
          Decrease in other assets and liabilities.........         119              48
          Increase in accounts payable.....................      18,390          11,782
          Increase in accrued expenses.....................         263              59
          Decrease in federal income taxes payable.........      (2,136)           (988)
                                                              ----------      ----------

            Total adjustments..............................     (43,245)        (33,606)
                                                              ----------      ----------

Net cash used by operating activities......................   $ (42,789)      $ (36,143)
                                                              ==========      ==========

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

This agreement was amended on June 25, 1996 to increase the amount to $55 million from July 1 to October 31 of each year, extend the maturity date to July, 1999 and lower the interest rate by 1/2%. Based on the line of credit agreement, the Company had the ability to utilize $55.0 million in borrowings and letters of credit at September 30, 1996. On September 30, 1996, the Company had $41.8 million of long term borrowings and outstanding letters of credit totaled $2.2 million. The remaining $11.0 million was available for general corporate purposes.

The agreement requires the Company and its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios, and they contain substantial limitations on dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. At September 30, 1996, the Company was in compliance with these covenants. Management believes that the agreement will be adequate to meet its needs for liquidity and growth.

In September 1995, the Company entered into a $7.1 million floating rate mortgage collateralized by a first lien deed of trust on all of the Company's owned real estate. This mortgage refinanced and consolidated mortgages which existed prior to 1995. In connection with this mortgage, the Company is required to maintain a minimum net worth and to comply with other financial covenants. At September 30, 1996, the Company was in compliance with these covenants.

The Company's principal capital requirement has been the funding of the development of new stores and the resulting increase in inventory requirements. As of September 30, 1996, the Company had opened 16 stores, net of closings. As of the start of the sale in the fourth quarter, the Company had opened an additional 10 stores. These stores were funded from operating cash flow. In 1997, the Company plans store growth of approximately 28-30 new stores.

                                      (5)

INVENTORY:

The Company's inventory increased from $52.4 million at December 31, 1995 to $114.3 million at September 30, 1996. This increase of $61.9 million from December 31, 1995 is required due to growth in the number of stores, comparative sales growth, and normal seasonal activity. As reflected on the following table, store level inventory increased when compared to December 31, 1995 and to September 30, 1995. Total inventory increased $21.2 million from September 30, 1995, as a result of an increase in the number of stores and an increased sales plan for the fourth quarter of 1996 compared to 1995.

                         INVENTORY LEVELS BY LOCATION

                                 (IN MILLIONS)

                         9/30/96                   9/30/95            12/31/95
                         -------                   -------            --------
Stores                     $43.0                     $38.3               $36.3

Warehouse                   71.3                      54.8                16.1
                            ----                      ----                ----

                          $114.3                     $93.1               $52.4
                          ======                     =====               =====


                         STORE OPENINGS/CLOSINGS


                       Nine Months               Nine Months           Year
                         Ending                    Ending              Ended
                         9/30/96                   9/30/95            12/31/95
                       -----------               -----------          --------

Stores Open  at
Beginning of Period          260                       246                 246

Stores Opened                 23                        23                  32

Stores Closed                 (7)                      (17)                (18)
                             ---                       ---                 ---

Stores Open at End
of Period                    276                       252                 260
                             ===                       ===                 ===

                                      (6)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

       NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS
                           ENDED SEPTEMBER 30, 1995

The Company's net income of $0.5 million or $0.06 per share for the nine months ended September 30, 1996 compares to a net loss of $2.5 million or $0.32 per share for the nine months ended September 30, 1995. The Company reported a net income due to the leverage obtained from increased sales and gross profit improvements while expenses remained relatively consistent on a per store basis.

For the nine months ended September 30, 1996, comparable store sales increased 12%. Total gross profit increased from $41.1 million to $50.4 million due to higher sales volume and improved gross profit percent. The gross profit percent grew from 35.4% to 36.4% as a result of improved product selection and reduced markdowns. Selling, general and administrative expenses increased 11.6% from $43.1 million to $48.1 million. As a percentage of sales, these expenses decreased from 37.9% to 34.7% which is the result of relatively fixed SG&A expenses on a per store basis combined with strong comparable store sales increases. Interest expense decreased from $2.6 million to $2.1 million due to the net impact of reduced borrowings caused by 1995's improved earnings and lower interest rates, partially offset by increased inventory levels.


         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
                            ENDED SEPTEMBER 30, 1995

For the quarter ended September 30, 1996, the Company had net income of $0.7 million or $0.08 per share versus a net loss of $0.3 million or $0.04 per share for the same period during 1995. During the quarter, comparable store sales increased 18%. Total gross profit increased from $14.9 million to $18.8 million due to increased sales volume. The gross profit percentage decreased from 38.9% to 38.6% due to product mix variations. Selling, general and administrative expenses increased from $14.5 million to $16.9 million; as a percent to sales, they decreased from 37.9% in 1995 to 34.7% in 1996 for the reasons stated above. Interest expense decreased from $1.1 million to $1.0 million for the reasons previously discussed.

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

                                          TUESDAY MORNING CORPORATION
                                                  (Registrant)

DATE:  October 30, 1996                   /s/ Mark E. Jarvis
                                          -------------------------------------
                                          Mark E. Jarvis, Senior Vice President

                                      (8)