Form 10-K
period 1996-12-31
TUESDAY MORNING CORP/DE
filed 1997-03-31
CIK 878726

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [x] Annual Report pursuant to section 13 or 15 (d) of the Securities
       Exchange Act for the fiscal year ended December 31, 1996; or

   [ ] Transition report pursuant to section 13 or 15 (d) of the Securities Act of 1934 for the transition period from _________ to ____________.

Commission file number: 0-19658

                          TUESDAY MORNING CORPORATION

             (Exact name of registrant as specified in its charter)

                   DELAWARE                    75-2398532
       (State or other jurisdiction of      (I.R.S. employer
        incorporation or organization)      identification no.)

               14621 INWOOD ROAD                  75244
                 DALLAS, TEXAS                 (ZIP CODE)
   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (972) 387-3562

          Securities registered pursuant to Section 12 (b) of the Act:
                                     NONE

           Securities registered pursuant to Secton 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

          Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ___X___     No _______

          Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K....( ).

          The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1997 was $143,465,663.

          Number of shares of common stock of the registrant outstanding on January 31, 1997 was 7,909,136.

          The following documents are incorporated by reference into the part of this annual report on Form 10-K as indicated:

            Portions of 1996 Annual Report to Shareholders - Parts II and IV.

            Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 1997 - Part III.

                                     PART 1

ITEM 1.  BUSINESS

GENERAL
-------

     The Company operates under the name "Tuesday Morning" a chain of 286 deep discount retail stores in 33 states. As a deep discount retailer, the Company purchases closeout merchandise at prices generally ranging from 10% to 50% of normal wholesale prices and sells the merchandise at prices that are 50% to 80% lower than retail prices generally charged by department and specialty stores. Merchandise offered by Tuesday Morning stores primarily consists of crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens and domestics, Christmas trim, luggage, toys, stationery and silk plants. The Company's strategy is to target middle and upper income customers, to offer high quality merchandise and to open its stores for only four sales events each year. Tuesday Morning stores are not in use when there are no sales events, other than to house inventory and to restock for the next sales event.

     The Company commenced retail sales in June 1974 and was organized as a Texas corporation in September 1975. In 1991, Tuesday Morning Corporation, a Delaware corporation, was formed as an indirect holding company for Tuesday Morning, Inc. Unless the context otherwise requires, the term "Company" as used in this report refers to Tuesday Morning, Inc. and the Tuesday Morning stores, except that financial statement information includes both Tuesday Morning Corporation and its consolidated subsidiaries.

DEEP DISCOUNT RETAIL INDUSTRY
-----------------------------

     The deep discount retail industry is distinguished from other retail formats by the purchase of closeout merchandise at exceptionally low prices and the sale of this merchandise substantially below normal retail prices. Deep discount retailers are also distinguished from other retailers by the lack of continuity of specific products in their stores arising from their purchase of closeout merchandise.

     Closeout merchandise is available to deep discount retailers at low prices for a variety of reasons, including: the inability of a manufacturer or importer to dispose of merchandise through regular channels; the discontinuance of merchandise due to a change in style, color, shape or packaging; the insufficiency of sales to justify continued production of an item; the fact that merchandise is out of season; or the termination of business by a manufacturer or wholesaler. Occasionally the deep discount retailer may be able to purchase closeout merchandise at low prices because a manufacturer may have an excess of raw material or production capacity. Most manufacturers of retail goods anticipate that they will sell a percentage of their products at substantially reduced prices. Accordingly, merchandise offered by deep discount retailers covers most categories of merchandise at all levels of quality.

     Deep discount retailers, because of their buying practices, are able to offer consumers lower prices than they would pay for the same products elsewhere.

MERCHANDISE
-----------

     Tuesday Morning stores sell a wide assortment of new, quality closeout merchandise. The Company does not sell "seconds," "irregulars," or "factory rejects". The merchandise can be generally described as gift merchandise and primarily consists of crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens and domestics, luggage, Christmas trim, toys, stationery and silk plants. Fine jewelry centers have been added to a limited number of stores.

     Tuesday Morning differs from discount and off-price retailers in that Tuesday Morning does not stock continuing lines of merchandise. Although general categories of merchandise are usually available during each sale, specific lines of merchandise frequently change, depending upon the availability of closeout merchandise at suitable prices. Tuesday Morning sells a limited selection of apparel, which is the focus of many discount and off-price retail operations.

     Since its inception, the Company has not experienced any difficulty in obtaining quality closeout merchandise in adequate volumes and at suitable prices. The largest single vendor accounted for 2.70% of the Company's purchases for the year ended December 31, 1996. The second largest vendor accounted for 2.69%.

ADVERTISING
-----------

     The Company plans and implements an "event selling" advertising program for each sales event. The program includes direct mail, newspaper, radio and television advertising and in-store promotion banners. Prior to each sales event, the Company initiates a direct mailing to "preferred customers" who have visited the stores and who have requested to be included on the Company's "preferred customer" mailing list. These direct mailings offer customers the opportunity to purchase merchandise prior to the formal advertising of a sale. The Company's mailing list includes in excess of 4,000,000 customers.

     Tuesday Morning stores advertise in local newspapers in each market. Newspaper advertising commences after the first three days of the sale. The Company's advertising focuses on the significant price reductions available to customers and the high quality of the merchandise offered.

     Advertising expenses as a percentage of net sales were approximately 6.4%, 7.3% and 7.2% for the years ended December 31, 1996, 1995 and 1994 respectively.

PRICING
-------

     Tuesday Morning's pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all Tuesday Morning stores. Once a price is determined for a particular item, labels displaying Tuesday Morning's selling price, as well as the prices the Company identifies as the normal retail price, are affixed to each item. In some instances the department store's sale price is shown as an additional comparison. Company management and buyers verify retail prices by reviewing prices published in advertisements and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. On a systematic basis, Tuesday Morning further reduces or marks down the price of merchandise that has remained unsold.

STORE OPERATIONS
----------------

     The Company does not keep its Tuesday Morning stores open throughout the year but instead opens them four times a year for six to twelve week "events" during the retail industry's peak selling seasons. These "events" are generally the last six weeks of the 1st quarter, the last eight weeks of the 2nd and 3rd quarter and the entire 4th quarter. During sales events, new items are delivered, stocked and promoted to encourage new and repeat shopping visits during the sale. Tuesday Morning stores are closed to the public in between sales events, and are used in these periods only to house inventory and to restock for the next sales event.

     The Company accepts cash, personal checks, VISA, MasterCard and Discover credit cards. The funds are available to the Company within two days after the transaction date.

     Operating hours during each sale are typically from 10:00 a.m. to 6:00 p.m. six days a week and until 8:00 p.m. on Thursday.

     The Company utilizes a "no-frills" approach to presenting merchandise. Stores are designed to be functional, with little emphasis placed upon fixtures and leasehold improvements. All merchandise at each store is displayed by type and size on racks or counters, and minimum inventory is maintained in stockrooms. Most merchandise is sold in its original shipping carton. Because most merchandise is sold on a self-service basis, the Company does not employ people solely to assist customers in locating merchandise or making selection.

     In keeping with Tuesday Morning's advertised policy of "Satisfaction Guaranteed or Your Money Cheerfully Refunded," any merchandise purchased from Tuesday Morning stores may be returned within 90 days with proof of purchase, for any reason. Customers, if not completely satisfied, are given a choice of either a cash refund or an equivalent value in merchandise.

STORE MANAGEMENT
----------------

     Each store has a manager who is responsible for supervising store personnel and assuring that the store is managed in accordance with Company guidelines and established procedures. Store managers are full-time employees of the Company. When sales events are not in progress, these employees review store inventory and supervise restocking activities in preparation for the next sales event.
The Company also employs temporary employees at each Tuesday Morning store to serve as cashiers and to assist in stocking during each sales event. These temporary employees generally return to work in subsequent sales events, reducing the need for new hiring prior to each sales event. Typically more temporary employees will work at a Tuesday Morning store during the first few days of a sale when customer traffic is highest.

     Company management and area managers visit Tuesday Morning stores while sales are in progress to review inventory levels and presentation, personnel performance, expense control, security and adherence to Company procedures. In addition, regional and area managers periodically meet with Company management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sales events.

DISTRIBUTION
------------

     Essentially all merchandise is received by the Company at its central warehouse and distribution facilities in Dallas, Texas, where it is inspected, counted, priced, ticketed and designated for individual stores. The Company warehouses merchandise until shortly before each sale, at which time merchandise is distributed to individual Tuesday Morning stores, where it usually remains until sold at that sale or later sales. The merchandise sold by Tuesday Morning stores is generally carried by all Company stores. The amount of inventory carried by any single store varies depending upon the size and projected sales for that store.

     The Company utilizes a leased fleet of trucks and trailers to distribute merchandise to its stores. In addition, at peak stocking periods, the Company uses common and contract carriers to distribute merchandise to stores.

 STORE LOCATIONS
----------------

     At December 31, 1996, the Company operated 286 Tuesday Morning stores in 33 states. During the year ended December 31, 1996, no single store accounted for more than 1.38% of the Company's net sales. The Company plans to open twenty-five to thirty-five stores in 1997. The new stores will be similar in size, appearance and operation to the Company's existing Tuesday Morning stores.

     The Company reviews detailed demographic information for each new market area and generally limits its potential store locations to upscale communities. In order to reduce rental expense, Tuesday Morning does not select prime real estate sites. The Company believes that its customers are attracted to its stores principally by event selling, advertising and direct mail marketing that emphasizes the large assortment of quality merchandise and the low prices, rather than by location. Tuesday Morning has generally selected sites where there was a suitable existing building requiring minimal refurbishing. New store leases are typically written to allow the Company to exit the lease after 12 to 18 months if the store does not achieve sales expectations. These policies have enabled the Company to establish stores in new geographic markets or to relocate stores in existing geographic markets in a relatively short period of time. Fixture costs and store improvements are not material because of the Company's no-frills approach to selling its merchandise.

MANAGEMENT INFORMATION SYSTEMS
------------------------------

     The Company has installed point-of-sale equipment at all of its store locations. This equipment captures daily sales data at the SKU (stock keeping unit) level. The data is polled daily by the central office and used to identify selling trends on a Company-wide basis for each sale. This installation of equipment and the taking of a physical inventory at the stores after most sale events enhances the ability of the Company to monitor very closely the selling of its merchandise.

TRADEMARKS AND TRADENAMES
-------------------------

     The Company has registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office.

COMPETITION
-----------

     The retail business is highly competitive. The Company competes in the sale of merchandise with a variety of other retail merchandisers, including department, discount, off-price and specialty stores, many of which have locations nationwide, are larger and have greater financial resources than the Company. In addition, at various times throughout the year, department, discount, off-price and specialty stores also offer merchandise similar to that sold by the Company at reduced prices.

     Unlike the Company's stores, the Company's competitors primarily offer continuing lines of merchandise. The Company attempts to compete with other retail establishments by offering new closeout merchandise, all of which is sold at substantial reductions from original retail prices, and by offering a changing variety of high quality merchandise at prices which the customer will recognize as significant values.

EMPLOYEES
---------

     At December 31, 1996, the Company employed approximately 690 persons on a full-time basis. In addition, at December 31, 1996 the Company also employed approximately 2,750 individuals in part-time positions. The Company's employees are not represented by any union. The Company has not experienced any work stoppage due to labor disagreements and regards its employee relations as satisfactory.

SUBSIDIARIES
------------

     Friday Morning, Inc., a wholly owned subsidiary, is primarily a property management company that holds title to developed retail properties adjacent to Tuesday Morning's corporate office and warehouse. These retail centers were fully leased and provided approximately $417,000 rental income and $71,000 net income to the Company for the year ended December 31, 1996.

     TMIL Corporation, a wholly owned subsidiary, is an asset holding company. Its assets include the trademark and logo for Tuesday Morning, Inc., various brand name copyrights and other trademarks of currently inactive companies.

     FORWARD-LOOKING STATEMENTS IN THIS RELEASE ARE MADE PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO: CONTINUED ACCEPTANCE OF THE COMPANY'S PRODUCTS IN THE MARKETPLACE, COMPETITIVE FACTORS, THE AVAILABILITY OF CLOSEOUT MERCHANDISE, CONSUMER SPENDING PATTERNS, GENERAL ECONOMIC TRENDS, THE AVAILABILITY OF NEW STORE LOCATIONS, AND OTHER RISKS DETAILED IN THE COMPANY'S PERIODIC REPORT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 2.  PROPERTIES

     The Company owns 400,000 square feet of building space in Dallas, Texas. This houses its corporate offices, the main warehouse distribution facility and one store.

     The Company also leases 225,000 square feet of warehouse space in Dallas, Texas. The lease commenced January 1, 1993 and has been extended to June 30, 2001. In addition, the Company has entered into a 5-year lease for 280,000 square feet of warehouse space. This lease will commence in 1997. These current distribution facilities, supplemented with short term rentals for peak times each year, are considered adequate to meet warehouse space requirements for the next several years.

     On August 29, 1990 the Company purchased approximately 51 acres of land in the north Dallas area. This acreage may be used for future warehouse expansion. It is within approximately 5 miles of the current office and distribution facility.

     The Company owns one store located adjacent to its corporate offices in Dallas, Texas. All of the Company's other stores are leased from unaffiliated parties. The leases for those stores provide for rentals which ranged from $1.85 per square foot to $18.64 per square foot per year during 1996 with an average rental of $7.97 per square foot per year. At December 31, 1996, the remaining maturities of such leases ranged from one month to eight years. The Company believes that the termination of any particular lease would not have a material adverse effect on the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal proceedings, pending or threatened, against the Company that could have a material effect on the Company's financial position or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                    PART II


ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND   RELATED SHAREHOLDER
         MATTERS


     Shares of the Company's common stock have been traded in the over-the-counter market under the Nasdaq symbol TUES. The following table summarizes the highest and lowest reported sale price per share for each fiscal quarter during 1996 and 1995, as reported by Nasdaq.


                     1996           1995
                     ----           ----

                  HIGH    LOW     HIGH   LOW
                  ------  ------  -----  -----
First Quarter      8 5/8   5 1/2  6 3/4  5 3/8
Second Quarter    14 1/8   8 1/2  6 7/8  5 1/2
Third Quarter     18 3/4      11  6 1/2  5 1/2
Fourth Quarter    24 1/8  16 7/8  6 3/8  5 1/8


          The Company had approximately 3,600 beneficial owners of its common stock, as well as 135 which were of record, as of February 28, 1997.

          The Company has not paid cash dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy
of retaining earnings for reinvestment in the operations of the Company.   The
Company's present bank credit agreement restricts the payment of dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

          "Selected Consolidated Financial Data" from the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis" from the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 (a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information included under the caption "Directors and Executive Officers" in the Company's proxy statement for the annual meeting of stockholders on May 13, 1997 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information included under the captions "Directors and Executive Officers--Summary of Executive Compensation" and "Stock Options" in the Company's proxy statement for the annual meeting of stockholders on May 13, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT.

      The information included under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the annual meeting of stockholders on May 13, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information included under the caption "Directors and Executive Officers--Certain Transactions" in the Company's proxy statement for the annual meeting of stockholders on May 13, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS   ON   FORM 8-K

          (a) (i) and (ii) Financial Statements and Schedules.
                           Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.

          (iii)            Exhibits
                           Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TUESDAY MORNING CORPORATION


Date:   March 25, 1997                          By:/s/ Jerry M. Smith
                                                   -------------------
                                                       Jerry M. Smith
                                                       President, Chief
                                                       Operating Officer
                                                       and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.

      Name                               Title
      ----                               -----

/s/  Lloyd L. Ross                Chairman of the Board and
------------------                Chief Executive Officer
  Lloyd L. Ross                   (Principal executive officer)



/s/  Mark E. Jarvis               (Principal financial and
-------------------               accounting officer)
  Mark E. Jarvis


/s/  Jerry M. Smith               Director
-------------------
  Jerry M. Smith


/s/  James A. Mabry               Director
-------------------
  James A. Mabry


___________________               Director
  H. Russell Potts


/s/  William C. Saunders
------------------------
  William C. Saunders             Director

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following is a listing of the consolidated financial statements which are incorporated herein by reference. The consolidated financial statements of the Company included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference in Item 8.


                                                      1996 Annual
                                                     Report Page(s)
                                                     --------------

Consolidated Balance Sheets
     December 31, 1996 and 1995                            25
Consolidated Statements of Operations
     Years Ended December 31, 1996,
     1995 and 1994                                         26
Consolidated Statements of Shareholders' Equity
     Years Ended December 31, 1996, 1995
     and 1994                                              27
Consolidated Statements of Cash Flows
     Years Ended December 31, 1996, 1995 and 1994          28
Notes to Consolidated Financial Statements               29 - 36
Independent Auditors' Report                               37


                          TUESDAY MORNING CORPORATION
                               Index to Exhibits

Exhibit                                                        Page
Number    Description                                         Number
------    -----------                                         -------

   3(a)   Certificate of Incorporation of the registrant (1)
   3(b)   Bylaws of the registrant (1)
  10(a)   Incentive Stock Option Plan (2)
  10(d)   Credit Agreement between the registrant, certain
          of its affiliates and BankAmerica Business Credit (3)
  10(f)   Employee Stock Purchase Plan (4)
  10(g)   Loan Agreement dated June 20, 1995, between
          registrant and Compass Bank-Dallas (5)
  13(a)   1996 Annual Report to Stockholders (6)
  21      Subsidiaries of the registrant (6)
  23(a)   Consent of KPMG Peat Marwick LLP (6)
---------------------

(1) Filed as an Exhibit to Registration Statement No. 33-42508 on Form S-4 and incorporated herein by reference.
(2)  Filed as an Exhibit to Report on Form 10-K for the year ended
     December 31, 1991 and incorporated herein by reference.
(3) Filed as an Exhibit to Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(4) Filed as an Exhibit to Registration Statement No. 33-68126 on Form S-8 and incorporated herein by reference.
(5) Filed as an Exhibit to Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(6)  Filed herewith.