Form 10-K/A
period 1996-12-31
TUESDAY MORNING CORP/DE
filed 1997-04-07
CIK 878726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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
                         COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X         No
                                           -------        -------

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

     The following documents are incorporated by reference into the part of this annual report on Form 10-K as indicated:

          Portions of 1996 Annual Report to Shareholders - Parts II and IV.

          Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 1997 - Part III.

The registrant Form 10-K previously filed on March 31, 1997 is hereby amended in the following respects:


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          The exhibit index to the registrant's Form 10-K previously filed on March 31, 1997 is hereby amended as set forth on the "Exhibit Index" included herein.

          (a) (iii) Exhibits:

                  See "Exhibit Index" included herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TUESDAY MORNING CORPORATION
                                             (Registrant)



Date:  April 1, 1997                  /s/  Mark E. Jarvis
                                      ------------------------------------------
                                      Mark E. Jarvis, Senior Vice President

                          TUESDAY MORNING CORPORATION



                               Index to Exhibits

Exhibit                                                              Page
Number    Description                                               Number
------    -----------                                               ------

 3(a)     Certificate of Incorporation of the registrant (1)
 3(b)     Bylaws of the registrant (1)
10(a)     Incentive Stock Option Plan (2)
10(d)     Credit Agreement between the registrant, certain
          of its affiliates and BankAmerica Business Credit (3)
10(f)     Employee Stock Purchase Plan (4)
10(g)     Loan Agreement dated June 20, 1995, between
          registrant and Compass Bank-Dallas (5)
13(a)     1996 Annual Report to Stockholders (7)
21        Subsidiaries of the registrant (6)
23(a)     Consent of KPMG Peat Marwick LLP (6)

---------------------

(1) Filed as an Exhibit to Registration Statement No incorporated herein by reference. 33-42508 on Form S-4 and
(2) Filed as an Exhibit to Report on Form 10-K for 1991 and incorporated herein by reference. the year ended December 31,
(3) Filed as an Exhibit to Report on Form 10-K for 1994 and incorporated herein by reference. the year ended December 31,
(4) Filed as an Exhibit to Registration Statement No. incorporated herein by reference. 33-68126 on Form S-8 and
(5) Filed as an Exhibit to Report on Form 10-K for 1995 and incorporated herein by reference. the year ended December 31,
(6)   Previously filed.
(7)   Filed herewith.