Form 10-Q
period 1997-03-31
TUESDAY MORNING CORP/DE
filed 1997-05-12
CIK 878726

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For Quarter Ended March 31, 1997                  Commission File Number 0-19658


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


Common stock outstanding as of April 30, 1997:   7,936,336 shares

                          TUESDAY MORNING CORPORATION



                        PART 1 - FINANCIAL INFORMATION

                                                          Page No.
Item 1 - Financial Statements                             --------

          Consolidated Balance Sheets, March 31, 1997,
           March 31, 1996  and December 31, 1996              1

          Consolidated Statements of Operations for the
            Three Months Ended March 31, 1997 and 1996        2

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996        3

          Notes to Consolidated Financial Statements          4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 5

                  Tuesday Morning Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                    Unaudited


                                                                                Mar. 31,    Mar. 31,     Dec. 31,
                                                                                  1997        1996         1996
                                                                                ---------   ---------    --------
                                                                                          (in thousands)
                                       ASSETS
Current Assets:
   Cash and cash equivalents ...............................................    $  3,151    $   1,565    $  10,754
   Income tax receivable ...................................................          --          776           --
   Inventories .............................................................     111,069       81,091       75,493
   Prepaid expenses ........................................................       1,200          960        1,048
   Other current assets ....................................................         245          415          726
                                                                               ---------    ---------    ---------

        Total current assets ...............................................     115,665       84,807       88,021
                                                                               ---------    ---------    ---------

Property, plant and equipment, at cost:
   Land ....................................................................       8,356        8,356        8,356
   Buildings ...............................................................      13,728       13,180       13,926
   Furniture and fixtures ..................................................      18,152       15,991       17,658
   Equipment ...............................................................      15,583       13,704       14,469
   Leasehold improvements ..................................................       2,136        1,987        2,082
                                                                               ---------    ---------    ---------
                                                                                  57,955       53,218       56,491
   Less accumulated depreciation and amortization ..........................     (27,317)     (22,404)     (26,104)
                                                                               ---------    ---------    ---------

        Net property, plant and equipment ..................................      30,638       30,814       30,387
                                                                               ---------    ---------    ---------

   Due from Officer ........................................................       2,737        2,338        2,679
   Other assets ............................................................         578          822          670
                                                                               ---------    ---------    ---------

Total Assets ...............................................................   $ 149,618    $ 118,781    $ 121,757
                                                                               =========    =========    =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of mortgages .......................................    $  1,021    $   1,021    $   1,021
   Current installments of capital lease obligation ........................         474          779          625
   Accounts payable ........................................................      33,721       25,998       22,543
   Accrued expenses:
      Sales tax ............................................................         804          583        2,105
       Other ...............................................................       4,566        2,956        5,637
   Deferred income taxes ...................................................          57          231           57
   Income taxes payable ....................................................         615           --        6,465
                                                                               ---------    ---------    ---------

        Total current liabilities ..........................................      41,258       31,568       38,453
                                                                               ---------    ---------    ---------

Mortgages on land, buildings and equipment, excl. current installments .....       4,339        5,360        4,594
Notes payable ..............................................................      24,369       15,061           --
Capital lease obligation, excl. current installments .......................         330          804          382
Deferred income taxes ......................................................       2,800        2,994        2,800

Shareholders' equity
   Preferred stock of $1 par value per share ...............................
      Authorized 2,000,000 shares, none issued .............................          --           --           --
   Common stock of $.01 par value per share ................................
      Authorized 20,000,000 shares, issued
      8,210,836 shares at March 31, 1997
      8,143,586 shares at March 31, 1996 and
      8,181,036 shares at December 31, 1996 ................................          82           81           82
   Additional paid-in capital ..............................................      18,893       18,299       18,640
   Retained earnings .......................................................      59,575       46,642       58,834
   Less: treasury stock, 274,500 shares at
      March 31, 1997 and 1996 and at December 31, 1996 .....................      (2,028)      (2,028)      (2,028)
                                                                               ---------    ---------    ---------

        Total shareholders' equity .........................................      76,522       62,994       75,528
                                                                               ---------    ---------    ---------

Total Liabilities and Shareholders' Equity .................................   $ 149,618    $ 118,781    $ 121,757
                                                                               =========    =========    =========

See accompanying notes to consolidated financial statements

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                   Unaudited

                                             Three Months Ended
                                           March 31,    March 31,
                                           ----------------------
                                             1997          1996
                                           --------      --------
                                               (in thousands,
                                           except per share data)

Net sales...............................  $ 47,514       $ 35,740
Cost of sales...........................    29,621         22,343
                                           -------        -------
     Gross Profit.......................    17,893         13,397

Selling, general and administrative
 expenses...............................    16,451         14,185
                                           -------        -------

     Operating Income (loss)............     1,442           (788)
                                           -------        -------

Other income (expense):
   Interest Income......................        74             60
   Interest expense.....................      (469)          (477)
   Other income.........................       134            149
                                           -------        -------

                                              (261)          (268)
                                           -------        -------
     Income (loss) before income taxes..     1,181         (1,056)

Income tax expense (benefit)............       437           (380)
                                           -------        -------

     Net income (loss)..................   $   744        $  (676)
                                           =======        =======

Net income (loss) per share.............   $  0.09        $ (0.09)
                                           =======        =======

Weighted average common shares
 outstanding............................     8,389          7,851
                                           =======        =======




See accompanying notes to consolidated statements.


                                      (2)

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1997            1996
                                                       --------        --------
Cash flows from operating activities:                       (in thousands)
  Cash received from customers.........................$ 47,514        $ 35,740
  Cash paid to suppliers and employees................. (71,067)        (51,101)
  Interest received....................................      75              60
  Interest paid........................................    (469)           (477)
  Income taxes paid....................................  (6,288)         (2,533)
                                                       --------        --------

    Net cash used by operating activities.............. (30,235)        (18,311)
                                                       --------        --------

Cash flows from investing activities:
  Loans to officers....................................     (58)           (127)
  Capital expenditures.................................  (1,473)           (922)
                                                       --------        --------

    Net cash used by investing activities..............  (1,531)         (1,049)
                                                       --------        --------

Cash flows from financing activities:
  Proceeds from short and long term borrowings.........  24,369          15,061
  Payment of mortgages.................................    (255)           (255)
  Principal payments under capital lease obligation....    (204)           (179)
  Proceeds from exercise of common
    stock options/stock purchase plan..................     253              22
                                                       --------        --------

    Net cash provided by financing activities..........  24,163          14,649
                                                       --------        --------

Net decrease in cash and cash equivalents..............  (7,603)         (4,711)

Cash and cash equivalents at beginning of period.......  10,754           6,276
                                                       --------        --------

Cash and cash equivalents at end of period.............$  3,151        $  1,565
                                                       ========        =========

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)......................................$    744        $   (676)
                                                       --------        --------

Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
    Depreciation and amortization......................   1,223           1,171

    Change in operating assets and liabilities:
      Increase in income taxes receivable..............      -             (776)
      Increase in inventories.......................... (35,576)        (28,724)
      Increase (decrease) in prepaid expense...........    (152)             33
      Decrease in other current assets.................     481              43
      Decrease in other assets and liabilities.........      92              53
      Increase in accounts payable.....................  11,178          13,291
      Decrease in accrued expenses.....................  (2,375)           (590)
      Decrease in income taxes payable.................  (5,850)         (2,136)
                                                       --------        --------

        Total adjustments.............................. (30,979)        (17,635)
                                                       --------        --------

Net cash used by operating activities..................$(30,235)       $(18,311)
                                                       ========        ========


See accompanying notes to consolidated financial statements


                                      (3)

                 Tuesday Morning Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)



1. These unaudited financial statements include all adjustments, which, in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report.

2. Income (loss) per share amounts are based on the weighted average number of shares outstanding during the period.

3. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

4. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term debt in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on the next page.



                                      (4)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal liquidity need is for inventory purchases. The Company's two principal sources of liquidity have been its operating cash flow and borrowings under bank lines of credit. On March 31, 1997, the Company had $24.4 million of long term borrowings from banks. On the same date, the outstanding letters of credit totaled approximately $4.9 million. Based on the line of credit agreement, the Company had the ability to utilize $45.0 million in borrowings and letters of credit at March 31, 1997.

The Company entered into a three year $45 million revolving line of credit agreement with a new bank on July 15, 1994. This agreement is secured by a pledge of the Company's assets. Borrowings available under the agreement were limited to the lesser of $45 million or 50% (60% for up to 120 days during each year) of eligible inventory, as defined. The availability is further reduced by the aggregate undrawn amount of outstanding letters of credit and a reserve for foreign currency contracts. During 1996, this agreement was amended to extend the term through July 1999 and to increase the borrowing capacity to $55,000,000 for the period beginning July 1 and ending October 31 of each year. The maximum amount of outstanding and unused letters of Credit was also increased to $12,000,000.

The agreement requires the Company and its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios, and they contain substantial limitations on dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. At March 31, 1997, the Company was in compliance with these covenants.

As of April 30, 1997, the Company and the bank reached an agreement to increase the line of credit by an additional $10 million. This amendment, when executed, will give the Company a base of $55 million with the ability to increase the borrowing capacity to $65 million for the period beginning July 1 and ending October 31 of each year. Management believes that the agreement as modified will be adequate to meet its needs for liquidity and growth.

In September 1995, the Company entered into a $7.1 million floating rate mortgage collateralized by a first lien deed of trust on all of the Company's owned real estate. This mortgage refinanced and consolidated mortgages which existed prior to 1995. In connection with this mortgage, the Company is required to maintain a minimum net worth and to comply with other financial covenants. At March 31, 1997, the Company was in compliance with these covenants.

The Company's principal capital requirement has been the funding of the development of new stores and the resulting increase in inventory requirements. The Company plans to open 25-30 stores during 1997 and plans to fund these from operating cash flow.



                                      (5)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INVENTORY:

The Company's inventory increased from $75.5 million at year end to $111.1 million at March 31, 1997. This is an increase of $35.5 million from December 31, 1996. The increase from March 31, 1996, is $30.7 million. The increase in the Company's inventory is attributable to several factors, including normal seasonal activity and continued increases in store count. Also, the Company is building higher inventory levels to support its strong sales growth. At the same time, shipments of merchandise for the fall event are being received earlier to insure timely shipments to the stores.

                         INVENTORY LEVELS BY LOCATION
                                 (IN MILLIONS)


                       3/31/97   3/31/96   12/31/96
                       -------   -------   --------

Stores                 $  45.9   $  33.4   $   43.1

Warehouse                 65.2      47.7       32.4
                       -------   -------   --------

                       $ 111.1   $  81.1   $   75.5
                       =======   =======   ========



                            STORE OPENINGS/CLOSINGS

                       3/31/97   3/31/96   12/31/96
                       -------   -------   --------

Stores Open
Beginning of Period        286       260        260

Stores Opened                7         8         33

Stores Closed               (2)       (5)        (7)
                       -------   -------   --------

Stores Open at End
of Period                  291       263        286
                       =======   =======   ========




                                      (6)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

The Company reported a net profit in the first quarter of 1997 which is the first time a profit was achieved in that part of the year since the Company went public in 1986. Traditionally, the Company loses money early in the year due to lower sales levels while expenses are relatively flat throughout the year. Comparable store sales increased 23% during the quarter allowing the Company to obtain significant leverage on its SG&A costs which are primarily store related and are relatively fixed on a per store basis. In total, sales increased 27.9%, to $47.5 million from $35.7 million in 1996. This significant sales increase was the result of better product selection, pricing and higher inventory levels.

Gross profit increased 0.2% from 37.5% to 37.7% due primarily to leveraging of distribution costs which are relatively fixed..

Selling, general and administrative expenses increased from $14.2 million to $16.5 million but, due to the strong sales performance, decreased 5.1% of sales from 39.7% to 34.6%.

Interest expense was consistent between the two periods.



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


                                        TUESDAY MORNING CORPORATION
                                               (Registrant)



DATE:  May 7, 1997                      /s/Mark E. Jarvis
                                        ----------------------------------------
                                           Mark E. Jarvis, Senior Vice President



                                      (8)