Form 10-Q
period 1997-06-30
TUESDAY MORNING CORP/DE
filed 1997-08-11
CIK 878726

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For Quarter Ended June 30, 1997                   Commission File Number 0-19658


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

                              Yes X   No
                                 ---    ----


Common stock outstanding as of June 30, 1997:   11,945,716 shares

                          TUESDAY MORNING CORPORATION



                        PART 1 - FINANCIAL INFORMATION


Item 1 - Financial Statements                                Page No.
                                                             -------

          Consolidated Balance Sheets as of June 30, 1997,
           June 30, 1996  and December 31, 1996                  1

          Consolidated Statements of Operations for the
            Three Months and Six Months Ended
            June 30, 1997 and 1996                               2

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1997 and 1996              3

          Notes to Consolidated Financial Statements             4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    5

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                    June 30,       June 30,     Dec. 31,
                      ASSETS                                                          1997           1996         1996
                                                                                    --------       --------     --------
                                                                                               (In Thousands)
Current assets:
     Cash and cash equivalents...............................................          1,315          1,748       10,754
     Income tax receivable...................................................              -            469            -
     Inventories.............................................................        128,270         91,622       75,493
     Prepaid expenses........................................................          1,109          1,274        1,048
     Other current assets....................................................            302            444          726
                                                                                    --------       --------     --------

            Total current assets.............................................        130,996         95,557       88,021
                                                                                    --------       --------     --------

Property, plant and equipment, at cost:
     Land....................................................................          8,356          8,356        8,356
     Buildings...............................................................         13,730         13,285       13,926
     Furniture and fixtures..................................................         18,757         16,379       17,658
     Equipment...............................................................         16,315         13,994       14,469
     Leasehold improvements..................................................          2,181          2,032        2,082
                                                                                    --------       --------     --------

                                                                                      59,339         54,046       56,491
     Less accumulated depreciation & amortization............................        (28,433)       (23,616)     (26,104)
                                                                                    --------       --------     --------

            Net property, plant and equipment................................         30,906         30,430       30,387
                                                                                    --------       --------     --------

Other assets, at cost:
     Due from Officer........................................................          2,801          2,441        2,679
     Other assets............................................................            549            762          670
                                                                                    --------       --------     --------

Total Assets.................................................................        165,252        129,190      121,757
                                                                                    ========       ========     ========


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of mortgages.......................................          1,021          1,021        1,021
     Current installments of capital lease obligation........................            318            795          625
     Accounts payable........................................................         39,282         26,753       22,543
     Accrued expenses
        Sales tax............................................................            596            454        2,105
        Other................................................................          3,659          3,127        5,637
     Deferred income taxes...................................................             57            231           57
     Income taxes payable....................................................            821              -        6,465
                                                                                    --------       --------     --------

            Total current liabilities........................................         45,754         32,381       38,453
                                                                                    --------       --------     --------

Mortgages on land, buildings and equipment...................................          4,084          5,104        4,594
Long term notes payable......................................................         34,055         24,695            -
Long term capital lease obligation...........................................            276            594          382
Deferred income taxes........................................................          2,800          2,994        2,800

Shareholders' equity:
     Preferred stock of $1 par value per share.
       Authorized 2,000,000 shares,none issued...............................              -              -            -
     Common stock of $.01 par value per share.
       Authorized 20,000,000 shares; issued
       12,357,466 shares at June 30, 1997
       12,215,379 shares at June 30, 1996
       12,271,629 shares at December 31, 1996................................            124            122          123
     Additional paid-in capital..............................................         18,896         18,254       18,599
     Retained earnings.......................................................         61,291         47,074       58,834
     Less: treasury stock
       411,750 shares at June 30, 1997, June 30, 1996
       and at December 31, 1996..............................................         (2,028)        (2,028)      (2,028)
                                                                                    --------       --------     --------

            Total shareholders' equity.......................................         78,283         63,422       75,528
                                                                                    --------       --------     --------

Total Liabilities and Shareholders' Equity...................................        165,252        129,190      121,757
                                                                                    ========       ========     ========

See accompanying notes to consolidated financial statements.

                                      (1)

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                                               Three Months Ended       Six Months Ended
                                                                                    June 30,                 June 30,
                                                                             ---------------------    ---------------------
                                                                               1997        1996         1997        1996
                                                                             ----------  ---------    ----------  ---------
                                                                                (In thousands,           (In thousands,
                                                                             except per share data)   except per share data)
Net sales................................................................        67,377     54,286       114,891     90,026
Cost of sales............................................................        44,369     36,068        73,989     58,411
                                                                             ----------  ---------    ----------  ---------
        Gross profit.....................................................        23,008     18,218        40,902     31,615

Selling, general and administrative expenses.............................        19,848     17,094        36,299     31,279
                                                                             ----------  ---------    ----------  ---------

        Operating income ................................................         3,160      1,124         4,603        336
                                                                             ----------  ---------    ----------  ---------

Other income (expense):
   Interest income.......................................................            78         76           153        135
   Interest expense......................................................          (728)      (677)       (1,197)    (1,154)
   Other income .........................................................           212        149           346        299
                                                                             ----------  ---------    ----------  ---------

                                                                                   (438)      (452)         (698)      (720)
                                                                             ----------  ---------    ----------  ---------
        Income (loss) before income taxes................................         2,722        672         3,905       (384)

Income tax expense (benefit).............................................         1,007        238         1,445       (142)
                                                                             ----------  ---------    ----------  ---------

        Net income (loss)................................................         1,715        434         2,460       (242)
                                                                             ==========  =========    ==========  =========

   Net income (loss) per share ..........................................          0.13       0.03          0.19      (0.02)
                                                                             ==========  =========    ==========  =========

Weighted average common shares outstanding...............................        12,641     12,479        12,706     11,778
                                                                             ==========  =========    ==========  =========

See accompanying notes to consolidated financial statements.

                                      (2)

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                        --------------------------
                                                                                           1997            1996
                                                                                        ----------       ---------
                                                                                             (In Thousands)
Cash flows from operating activities:
    Cash received from customers....................................................       114,891          90,026
    Cash paid to suppliers and employees............................................      (146,527)       (112,919)
    Interest received...............................................................           153             135
    Interest paid...................................................................        (1,197)         (1,154)
    Income taxes paid...............................................................        (7,089)         (2,463)
                                                                                        ----------       ---------

    Net cash used by operating activities...........................................       (39,769)        (26,375)
                                                                                        ----------       ---------

Cash flows from investing activities:
    Loans to officers...............................................................          (122)           (230)
    Capital expenditures............................................................        (2,977)         (1,750)
                                                                                        ----------       ---------

    Net cash used by investing activities...........................................        (3,099)         (1,980)
                                                                                        ----------       ---------

Cash flows from financing activities:
    Proceeds from short and long term borrowings....................................        34,055          24,695
    Payment of short-term borrowings................................................            -               -
    Payment of mortgages............................................................          (510)           (510)
    Principal payments under capital lease obligation...............................          (414)           (375)
    Proceeds from exercise of common
         stock options/stock purchase plan..........................................           298              17
                                                                                        ----------       ---------

    Net cash provided by financing activities.......................................        33,429          23,827
                                                                                        ----------       ---------

Net decrease in cash and cash equivalents...........................................        (9,439)         (4,528)

Cash and cash equivalents at beginning of period....................................        10,754           6,276
                                                                                        ----------       ---------

Cash and cash equivalents at end of period..........................................         1,315           1,748
                                                                                        ==========       =========

Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)...................................................................         2,460            (242)
                                                                                        ----------       ---------

Adjustments  to  reconcile  net  income  (loss)  to net cash  used by  operating activities:
        Depreciation and amortization...............................................         2,458           2,382

        Change in operating assets and liabilities:
          Increase in income taxes receivable.......................................            -             (469)
          Increase in inventories...................................................       (52,777)        (39,255)
          Increase in prepaid expense...............................................           (61)           (281)
          Decrease in other current assets..........................................           424              14
          Decrease in other assets and liabilities..................................           121             114
          Increase in accounts payable..............................................        16,738          14,046
          Decrease in accrued expenses..............................................        (3,488)           (548)
          Decrease in income taxes payable..........................................        (5,644)         (2,136)
                                                                                        ----------       ---------

            Total adjustments.......................................................       (42,229)        (26,133)
                                                                                        ----------       ---------

Net cash used by operating activities...............................................       (39,769)        (26,375)
                                                                                        ==========       =========


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

2. Net income/(Loss) per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the period. See note 5 below.

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

5. On May 13, 1997 the Board of Directors approved a three-for-two stock split of the Company's common stock. All financial statements reflect this transaction, which was completed in June, 1997.



                                      (4)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal liquidity need is for inventory purchases. The Company's two principal sources of liquidity have been its operating cash flow and borrowings under bank lines of credit. The Company entered into a three year $45 million revolving line of credit agreement on July 15, 1994. This agreement is secured by a pledge of the Company's assets. Borrowings available under the agreement were limited to the lesser of $45 million or 50% (60% for up to 120 days during each year) of eligible inventory, as defined. The availability was reduced by the aggregate undrawn amount of outstanding letters of credit. This agreement was amended on June 25, 1996 to increase the amount to $55 million from July 1 to October 31 of each year, extend the maturity date to July, 1999 and lower the interest rate by 1/2%. On April 30, 1997 the agreement was amended further to increase the amount to $65 million for July 1 to October 31 and $55 million the rest of the year. Based on the line of credit agreement, the Company had the ability to utilize $55 million in borrowings and letters of credit at June 30, 1997. On June 30, 1997, the Company had $34.1 million of long term borrowings from banks. On the same date, the outstanding letters of credit totaled approximately $9.3 million. The agreement requires the Company and its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios, and they contain substantial limitations on dividends, indebtedness, liens, asset sales and certain other items. At June 30, 1997, the Company was in compliance with these covenants. Management believes that the agreement will be adequate to meet its needs for liquidity and growth.

In September 1995, the Company entered into a $7.1 million floating rate mortgage collateralized by a first lien deed of trust on all of the Company's owned real estate. This mortgage refinanced and consolidated mortgages which existed prior to 1995. In connection with this mortgage, the Company is required to maintain a minimum net worth and to comply with other financial covenants. At June 30, 1997, the Company was in compliance with these covenants.

The Company's principal capital requirement has been the funding of the development of new stores and the resulting increase in inventory requirements. The Company plans to open approximately 30 stores during 1997 and plans to fund these from operating cash flow.

                                      (5)

INVENTORY:

The Company's inventory increased from $75.5 million at year end to $128.3 million at June 30, 1997. This is an increase of $52.8 million from December 31, 1996. As reflected on the following chart, most of the increase is in the warehouse. The Company anticipates that the recent sales trends will continue and has purchased inventory for the Fall accordingly.

Total inventory increased $36.7 million from June 30, 1996 - again, primarily in the warehouse. The increase is attributable to the store count increase and the expected sales levels for the Fall.



                                      (6)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



                         INVENTORY LEVELS BY LOCATION
                                 (IN MILLIONS)


                      6/30/97    6/30/96    12/31/96
                     --------   --------   ---------
Stores               $   47.6   $   33.4   $    43.1

Average per store      (0.160)    (0.123)     (0.151)

Warehouse                80.7       58.2        32.4
                     --------   --------   ---------

Total Inventory      $  128.3   $   91.6   $    75.5
                     ========   ========   =========


                            STORE OPENINGS/CLOSINGS


                        Six Months  Six Months
                          Ending      Ending      FYE
                          6/30/97     6/30/96  12/31/96
                          -------     -------  --------
Stores Open  at
Beginning of Period           286         260       260

Stores Opened                  14          16        33

Stores Closed                 <2>         <5>       <7>
                          -------     -------  --------
Stores Open at End
of Period                     298         271       286
                          =======     =======  ========




                                      (7)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

The Company's income of $2.5 million or $0.19 per share for the first half of 1997 compares to a loss of $0.2 million or $0.02 per share for the first half of 1996. The Company reported this significant improvement for the first half due to the financial leverage obtained from increased sales and gross margin improvements while expenses, up slightly on a per store basis, decreased as a percent of sales.

During the first half of 1997, comparable store sales increased 19%. Total gross profit increased from $31.6 million to $40.9 million due primarily to increased sales volume. The gross profit percent increased from 35.1% to 35.6% as a result of improved efficiencies in the buying and distribution processes which were driven by the increase in inventory levels. Selling, general and administrative expenses increased 6% when comparing average stores but decreased from 34.7% to 31.6% of sales as a result of the strong sales activity. Interest expense remained unchanged at $1.2 million.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

As during the six months, the financial results of the Company during the quarter were driven by the financial leverage discussed above.

For the quarter ended June 30, 1997, the Company made $1.7 million or $0.13 per share versus an income of $0.4 million or $0.03 per share for the same period during 1996. During the quarter, comparable store sales increased 16%. Total gross profit increased from $18.2 million to $23.0 million due primarily to increased sales volume. The gross profit percentage increased from 33.6% to 34.2%, due to the leveraging of buying and distribution costs which did not increase in proportion to the increases in the volume of merchandise produced. Selling, general and administrative expenses increased from $17.1 to $19.8 and interest expense was essentially unchanged at $0.7 million.



                                      (8)

                          TUESDAY MORNING CORPORATION

                          PART II - OTHER INFORMATION

                                Not Applicable


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TUESDAY MORNING CORPORATION
                                              (Registrant)



DATE:  August 8, 1997                 /s/ Mark E. Jarvis
                                      --------------------------------------
                                      Mark E. Jarvis, Senior Vice President





                                      (9)