Form 10-Q
period 1997-09-30
TUESDAY MORNING CORP/DE
filed 1997-11-05
CIK 878726

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For Quarter Ended September 30, 1997            Commission File Number 0-19658


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

                              Yes  [X]    No  [_]

Common stock outstanding as of September 30, 1997:  11,945,717 shares

                          TUESDAY MORNING CORPORATION


                         PART 1--FINANCIAL INFORMATION

                                                                Page No.
                                                                --------
Item 1 - Financial Statements
     Consolidated Balance Sheets as of September 30, 1997,
       September 30, 1996  and December 31, 1996                    1

     Consolidated Statements of Operations for the
       Three Months and Nine Months Ended
       September 30, 1997 and 1996                                  2

     Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 1997 and 1996                3

     Notes to Consolidated Financial Statements                     4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       5

                  Tuesday Morning Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                    Unaudited

                                                                Sept 30,     Sept 30,     Dec. 31,
                      ASSETS                                     1997         1996          1996
                                                               ---------    ---------    ---------
                                                                          (In Thousands)
Current assets:
     Cash and cash equivalents .............................   $   3,029    $     599    $  10,754
     Federal income tax receivable .........................        --             96         --
     Inventories ...........................................     159,687      114,347       75,493
     Prepaid expenses ......................................       1,203        2,627        1,048
     Other current assets ..................................         313          211          726
                                                               ---------    ---------    ---------

            Total current assets ...........................     164,232      117,880       88,021
                                                               ---------    ---------    ---------
Property, plant and equipment, at cost:
     Land ..................................................       8,356        8,356        8,356
     Buildings .............................................      13,875       13,285       13,926
     Furniture and fixtures ................................      19,506       17,138       17,658
     Equipment .............................................      17,104       14,348       14,469
     Leasehold improvements ................................       2,277        2,093        2,082
                                                               ---------    ---------    ---------

                                                                  61,118       55,220       56,491
     Less accumulated depreciation & amortization ..........     (29,679)     (24,806)     (26,104)
                                                               ---------    ---------    ---------

            Net property, plant and equipment ..............      31,439       30,414       30,387
                                                               ---------    ---------    ---------
Other assets, at cost:
     Due from Officer ......................................       2,866        2,617        2,679
     Other assets ..........................................         678          757          670
                                                               ---------    ---------    ---------

Total Assets ...............................................   $ 199,215    $ 151,668    $ 121,757
                                                               =========    =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of mortgages .....................   $   1,021    $   1,021    $   1,021
     Current installments of capital lease obligation ......         213          772          625
     Accounts payable ......................................      45,181       31,097       22,543
     Accrued expenses
        Sales tax ..........................................       1,332        1,068        2,105
        Other ..............................................       4,922        3,324        5,637
     Deferred income taxes .................................          57          231           57
     Income taxes payable ..................................       2,301         --          6,465
                                                               ---------    ---------    ---------

            Total current liabilities ......................      55,027       37,513       38,453
                                                               ---------    ---------    ---------

Mortgages on land, buildings and equipment .................       3,828        4,849        4,594
Long term notes payable ....................................      56,127       41,776         --
Long term capital lease obligation .........................         220          433          382
Deferred income taxes ......................................       2,800        2,994        2,800

Shareholders' equity:
     Preferred stock of $1 par value per share .............
       Authorized 2,000,000 shares,none issued .............        --           --           --
     Common stock of $.01 par value per share ..............
       Authorized 30,000,000 shares; issued
       12,357,467 shares at September 30, 1997
       12,215,379 shares at September 30, 1996
       12,271,554 shares at December 31, 1996 ..............         123           81           82
     Additional paid-in capital ............................      18,922       18,277       18,640
     Retained earnings .....................................      64,196       47,773       58,834
     Less: treasury stock
       411,750 shares at September 30, 1997
       411,750 shares at September 30, 1996
       411,750 shares at December 31, 1996 .................      (2,028)      (2,028)      (2,028)
                                                               ---------    ---------    ---------

            Total shareholders' equity .....................      81,213       64,103       75,528
                                                               ---------    ---------    ---------

Total Liabilities and Shareholders' Equity .................   $ 199,215    $ 151,668    $ 121,757
                                                               =========    =========    =========

See accompanying notes to consolidated financial statements



                                      (1)

                  Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                   Unaudited


                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                               ----------------------    ----------------------
                                                                  1997         1996         1997         1996
                                                               ---------    ---------    ---------    ---------
                                                                   (In thousands,            (In thousands,
                                                                except per share data)    except per share data)

Net sales ..................................................   $  64,167    $  48,537    $ 179,058    $ 138,563
Cost of sales ..............................................      38,631       29,787      112,620       88,199
                                                               ---------    ---------    ---------    ---------
        Gross profit .......................................      25,536       18,750       66,438       50,364

Selling, general and administrative expenses ...............      19,892       16,855       56,193       48,134
                                                               ---------    ---------    ---------    ---------

        Operating income ...................................       5,644        1,895       10,245        2,230
                                                               ---------    ---------    ---------    ---------

Other income (expense):
   Interest income .........................................          97           59          250          195
   Interest expense ........................................      (1,132)        (992)      (2,330)      (2,147)
   Other income ............................................          73          135          420          434
                                                               ---------    ---------    ---------    ---------

                                                                    (962)        (798)      (1,660)      (1,518)
                                                               ---------    ---------    ---------    ---------
        Income before income taxes .........................       4,682        1,097        8,585          712

Income tax .................................................       1,775          399        3,219          256
                                                               ---------    ---------    ---------    ---------

        Net income .........................................   $   2,907    $     698    $   5,366    $     456
                                                               =========    =========    =========    =========


   Net income per share ....................................   $    0.24    $    0.06    $    0.43    $    0.04
                                                               =========    =========    =========    =========

Weighted average common share and share equivalents ........      12,433       12,555       12,556       12,396
                                                               =========    =========    =========    =========


See accompanying notes to consolidated financial statements



                                      (2)

                  Tuesday Morning Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  1997          1996
                                                                                ---------    ---------
                                                                                     (In Thousands)
Cash flows from operating activities:
    Cash received from customers ............................................   $ 179,058    $ 138,563
    Cash paid to suppliers and employees ....................................    (227,299)    (176,911)
    Interest received .......................................................         250          195
    Interest paid ...........................................................      (2,329)      (2,147)
    Income taxes paid .......................................................      (7,383)      (2,489)
                                                                                ---------    ---------

    Net cash used by operating activities ...................................     (57,703)     (42,789)
                                                                                ---------    ---------

Cash flows used by investing activities:
    Loans to officers .......................................................        (373)        (406)
    Capital expenditures ....................................................      (4,756)      (2,935)
                                                                                ---------    ---------

    Net cash used by investing activities ...................................      (5,129)      (3,341)
                                                                                ---------    ---------

Cash flows from financing activities:
    Proceeds from short and long term borrowings ............................      56,127       41,776
    Payment of mortgages ....................................................        (766)        (766)
    Principal payments under capital lease obligation .......................        (574)        (557)
    Proceeds from exercise of common
         stock options/stock purchase plan ..................................         323         --
                                                                                ---------    ---------

    Net cash provided by financing activities ...............................      55,110       40,453
                                                                                ---------    ---------

Net decrease in cash and cash equivalents ...................................      (7,722)      (5,677)

Cash and cash equivalents at beginning of period ............................      10,753        6,276
                                                                                ---------    ---------

Cash and cash equivalents at end of period ..................................   $   3,031    $     599
                                                                                =========    =========

Reconciliation of net income to net cash used by operating activities:

Net income ..................................................................   $   5,366    $     456
                                                                                ---------    ---------

Adjustments to reconcile net income to net cash used by operating activities:
        Depreciation and amortization .......................................       3,704        3,582

        Change in operating assets and liabilities:
          Increase in income taxes receivable ...............................        --            (96)
          Increase in inventories ...........................................     (84,194)     (61,980)
          Increase in prepaid expense .......................................        (155)      (1,634)
          Decrease in other current assets ..................................         414          247
          Decrease in other assets and liabilities ..........................         178          119
          Increase in accounts payable ......................................      22,638       18,390
          Increase (decrease) in accrued expenses ...........................      (1,490)         263
          Decrease in income taxes payable ..................................      (4,164)      (2,136)
                                                                                ---------    ---------

            Total adjustments ...............................................     (63,069)     (43,245)
                                                                                ---------    ---------

Net cash used by operating activities .......................................   $ (57,703)   $ (42,789)
                                                                                =========    =========


See accompanying notes to consolidated financial statements


                                      (3)

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (UNAUDITED)


1. In September 1997, the Company and Madison Dearborn Partners ll, L.P. ("Madison Dearborn") entered into an Agreement and Plan of Merger under which Madison Dearborn would acquire all of the Company's outstanding shares of common stock for $25 per share in cash. Consummation of the merger, which is expected in December 1997 or early 1998, is subject to a number of conditions, including approval by the stockholders of the Company and Madison Dearborn obtaining the necessary financing.

2. The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report.

3. Net income per share amounts are based on the weighted average number of shares and dilutive share equivalents outstanding during the period. See note 6 below.

4. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

5. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on the next page.

6. On May 13, 1997 the Board of Directors approved a three-for-two stock split of the Company's common stock. All financial statements presented reflect this transaction which was completed in June, 1997.

                                      (4)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal liquidity need is for inventory purchases. The Company's two principal sources of liquidity have been its operating cash flow and borrowings under bank lines of credit. The Company entered into a three year $45 million revolving line of credit agreement on July 15, 1994. This agreement is secured by a pledge of the Company's assets. Borrowings available under the agreement were limited to the lesser of $45 million or 50% (60% for up to 120 days during each year) of eligible inventory, as defined. The availability was reduced by the aggregate undrawn amount of outstanding letters of credit. This agreement was amended on June 25, 1996, to increase the amount to $55 million from July 1 to October 31 of each year, extend the maturity date to July, 1999 and lower the interest rate by 1/2%. On April 30, 1997, the agreement was amended further to increase the amount to $65 million for July 1 to October 31 and $55 million the rest of the year. Based on the line of credit agreement, the Company had the ability to utilize $65.0 million in borrowings and letters of credit at September 30, 1997. On September 30, 1997, the Company had $56.1 million of long term borrowings from banks. On the same date, the outstanding letters of credit totaled approximately $3.2 million. The agreement requires the Company and its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios, and they contain substantial limitations on dividends, indebtedness, liens, asset sales, and certain other items. At September 30, 1997, the Company was in compliance with these covenants. Management believes that the agreement will be adequate to meet its needs for liquidity and growth, subject to the consumation of the merger.

In September 1995, the Company entered into a $7.1 million floating rate mortgage collateralized by a first lien deed of trust on all of the Company's owned real estate. This mortgage refinanced and consolidated mortgages which existed prior to 1995. In connection with this mortgage, the Company is required to maintain a minimum net worth and to comply with other financial covenants. At September 30, 1997, the Company was in compliance with these covenants.

The Company's principal capital requirement has been the funding of the opening of new stores and the resulting increase in inventory requirements. As of October 2, 1997, the Company opened 29 net new stores and funded these from operating cash flow.

                                      (5)

INVENTORY:

The Company's inventory increased from $75.5 million at year end to $159.7 million at September 30, 1997, for an increase of $84.2 million from December 31, 1996. As reflected on the following chart, the increase in store inventory is attributed to early shipments of fourth quarter merchandise. The increase in
the warehouse inventory is   due to anticipated fourth quarter sales, which
includes the holiday season sales, as well as sales for the first quarter of 1998.

Total inventory increased $45.4 million from September 30, 1996, primarily in the stores. The increase is attributable to the store count increase and the expected sales levels for the fourth quarter. Warehouse inventory is slightly lower than that of September 30, 1996 due to the early shipments of merchandise mentioned above.

                                      (6)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                          INVENTORY LEVELS BY LOCATION
                                 (IN MILLIONS)


                      9/30/97    9/30/96    12/31/96
                     --------   --------   ---------
Stores               $   91.2   $   43.0   $    43.1

Average per store      (0.300)    (0.156)     (0.151)

Warehouse                68.5       71.3        32.4
                     --------   --------   ---------

Total Inventory      $  159.7   $  114.3   $    75.5
                     ========   ========   =========

                            STORE OPENINGS/CLOSINGS


                         Nine Months  Nine Months
                           Ending       Ending       FYE
                           9/30/97      9/30/96  12/31/96
                           -------      -------  --------
Stores Open  at
Beginning of Period            286          260       260

Stores Opened                   20           23        33

Stores Closed                   (2)          (7)       (7)
                           -------      -------  --------

Stores Open at End
of Period                      304          276       286
                           =======      =======  ========




                                      (7)

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

During the first nine months of 1997, sales increased 29% and comparable store sales increased 19%. These increases provided significant operating leverage and increased operating income from $2,230,000 (1.61% of sales) to $10,245,000 (5.72% of sales).

Sales increases were the result of improvements in product selection and value offered to customers in addition to sales from new stores. In 1993 senior buying management was changed in order to re-focus the company's buying efforts. Since 1993, the company has increased its buying staff from 10 to 22 buyers, emphasizing expertise in individual product categories. Buyer travel has increased in order to obtain merchandise from a greater number of manufacturers and the company has emphasized a breadth of product selection rather than the depth focused on in prior years.

The company's gross profit increased 0.8% from 36.3% to 37.1%. This increase was primarily attributable to leveraging its distribution costs which remain relatively fixed and thus improved as a percentage relative to the sales increase. Selling, general, and administrative expenses are primarily incurred at the stores. These expenses are relatively fixed and have also benefited from the increase in comparable store sales. These expenses declined from 34.7% in 1996 to 31.4% in 1997.

Other income and expense is comprised of interest income, interest expense (which has remained consistent due to similar borrowing levels and interest
rates),    rental income from a strip shopping area adjacent to the company's headquarters and sales tax discounts.

                                      (8)

THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The financial results of the Company during the quarter were driven by the financial leverage discussed on the previous page.

For the quarter ended September 30, 1997, the Company had net income of $2.9 million or $0.24 per share versus income of $0.7 million or $0.06 per share for the same period during 1996. During the quarter, comparable sales increased 18.0%. Total gross profit increased from $18.8 million to $25.5 million due primarily to sales volume and the leverage obtained via comparable store sales gains. The gross profit percentage increased from 38.6% to 39.8% due to leveraging of buying and distribution costs which did not increase in proportion to the increases in volume of merchandise produced. Selling, general, and administrative expenses increased from $16.9 million to $19.9 million; as a percent of sales, these expenses decreased from 34.7% to 31.0%.

For the quarter, interest expense increased $140.0 thousand due to the inventory build-up necessary for the fourth quarter.

                                      (9)

                          TUESDAY MORNING CORPORATION

                          PART II--OTHER INFORMATION

                                 Not Applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TUESDAY MORNING CORPORATION
                                             (Registrant)



DATE:  November 5, 1997               /s/ Mark E. Jarvis
                                      -----------------------------------------
                                          Mark E. Jarvis, Senior Vice President



                                      (10)