Form 10-Q
period 1998-03-31
TUESDAY MORNING CORP/DE
filed 1998-05-15
CIK 878726

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

      For Quarter Ended March 31, 1998  Commission File Number 333-46013


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


Common stock outstanding as of March 31, 1998:  3,749,993 shares

                          TUESDAY MORNING CORPORATION



                        PART 1 - FINANCIAL INFORMATION

                                                                  Page No.
Item 1 - Financial Statements                                     --------

            Consolidated Balance Sheets as of March 31, 1998,
               March 31, 1997  and December 31, 1997                 1

            Consolidated Statements of Operations for the
               Three Months Ended  March 31, 1998 and 1997           2

            Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and 1997            3

            Notes to Consolidated Financial Statements               4

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      5

                  Tuesday Morning Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                                  Unaudited        Unaudited       Audited
                                                                                   Mar 31,          Mar 31,        Dec. 31,
                                              ASSETS                                1998             1997            1997
                                                                                -------------    ------------    ------------
                                                                                                (In Thousands)
Current assets:
     Cash and cash equivalents.................................................         1,602           3,151          23,501
     Inventories...............................................................       134,124         111,069          99,187
     Prepaid expenses..........................................................         1,455           1,114           1,059
     Other current assets......................................................           480             245             574
     Income taxes receivable...................................................           924             -                18
                                                                                -------------    ------------    ------------

            Total current assets...............................................       138,585         115,579         124,339
                                                                                -------------    ------------    ------------

Property, plant and equipment, at cost:                                                63,676          57,955          61,612
     Less accumulated depreciation & amortization..............................       (32,303)        (27,317)        (30,972)
                                                                                -------------    ------------    ------------

            Net property, plant and equipment..................................        31,373          30,638          30,640
                                                                                -------------    ------------    ------------

Other assets, at cost:
     Due from Officer..........................................................         3,215           2,863           3,643
     Deferred financing costs..................................................         9,407             264           9,629
     Other assets..............................................................           290             273             673
                                                                                -------------    ------------    ------------

Total Assets...................................................................       182,870         149,617         168,924
                                                                                =============    ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Installments of mortgages.................................................         1,021           1,021           1,021
     Revolving credit facility.................................................        18,001          24,369             -
     Installments of notes payable.............................................         2,700             -             1,350
     Installments of capital lease obligation..................................           228             474             220
     Accounts payable..........................................................        32,238          33,721          22,253
     Accrued expenses
        Sales tax..............................................................           977             804           2,812
        Interest expense.......................................................         4,977              24             146
        Recapitalization expenses..............................................           -               -            30,279
        Other..................................................................         4,812           4,588           4,807
     Deferred income taxes.....................................................            55              57              55
     Income taxes payable......................................................           -               568             -
                                                                                -------------    ------------    ------------

            Total current liabilities..........................................        65,009          65,626          62,943
                                                                                -------------    ------------    ------------

Mortgages on land, buildings and equipment.....................................         3,318           4,339           3,573
Notes payable excluding current installments...................................       207,300             -           208,650
Revolving credit facility excluding current portion............................        15,000             -               -
Capital lease obligation excluding current installments........................           102             330             163
Deferred income taxes..........................................................         2,771           2,800           2,771
Dividend payable on Jr. Preferred..............................................         1,798             -                39

Senior exchangeable redeemable preferred stock, par value $.01 per share, authorized 1,000,000 shares, 250,000 issued at December 31, 1997, aggregate liquidation preference $25,000; 258,281.25 issued at
     March 31, 1998, aggregate liquidation preference $25,828 .................        25,485             -            24,661
Junior redeemable preferred stock, par value $.01 per share, authorized
     150,000 shares, 85,998 issued at December 31, 1997 and
     March 31, 1998; aggregate liquidation preference $85,998..................        85,998             -            85,998

Shareholders' equity (deficit)
     Junior perpetual preferred stock, authorized 2,500 shares, 1,930 issued at December 31, 1997 and March 31, 1998; par value $.01
     per share, aggregate liquidation preference $1,930 .......................         1,930             -             1,930
     Common stock par value $.01 per share,
      authorized 30,000,000 shares; issued 12,316,254 shares at March 31, 1997.
      Authorized 10,000,000 shares; issued 3,749,993 shares at
      December 31, 1997 and March 31, 1998.....................................            37             123              37
     Additional paid-in capital ...............................................         5,587          18,851           5,587
     Retained earnings (deficit)...............................................      (231,465)         59,576        (227,428)

Treasury stock.................................................................           -            (2,028)            -
                                                                                -------------    ------------    ------------

            Total shareholders' equity (deficit)...............................      (223,911)         76,522        (219,874)
                                                                                -------------    ------------    ------------

Total Liabilities and Shareholders' Equity.....................................       182,870         149,617         168,924
                                                                                =============    ============    ============

See accompanying notes to consolidated financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                   Unaudited

                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                   1998             1997
                                                              ---------------   --------------
                                                                       (In thousands)
Net sales...............................................              58,811           47,514
Cost of sales...........................................              36,463           29,621
                                                              ---------------   --------------
     Gross profit.......................................              22,348           17,893

Selling, general and administrative expenses............              18,862           16,451

     Operating income...................................               3,486            1,442
                                                              ---------------   --------------

Other income (expense):
 Interest income........................................                 109               74
 Interest expense.......................................              (6,221)            (469)
 Other income ..........................................                 299              134
                                                              ---------------   --------------

                                                                      (5,813)            (261)
                                                              ---------------   --------------
     Income (loss) before income taxes..................              (2,327)           1,181

Income tax expense (benefit)............................                (873)             437
                                                              ---------------   --------------

     Net income (loss)..................................              (1,454)             744
                                                              ===============   ==============

       See accompanying notes to consolidated financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ----------    ----------
                                                                           (In Thousands)
Cash flows from operating activities:
  Cash received from customers                                           58,811        47,514
  Cash paid to suppliers and employees                                 (105,511)      (71,035)
  Interest received                                                         109            75
  Interest paid                                                          (6,221)         (469)
  Income taxes paid                                                         (33)       (6,413)
                                                                     ----------    ----------

  Net cash used in operating activities                                 (52,845)      (30,328)
                                                                     ----------    ----------

Cash flows used in investing activities:
  Loans to officers                                                         428            15
  Capital expenditures                                                   (2,064)       (1,473)
                                                                     ----------    ----------

  Net cash used in investing activities                                  (1,636)       (1,458)
                                                                     ----------    ----------

Cash flows from financing activities:
  Proceeds from revolving credit facility                                33,001        24,369
  Financing fees                                                           (112)           22
  Payment of mortgages                                                     (255)         (255)
  Principal payments under capital lease obligation                         (53)         (204)
  Proceeds from exercise of common
   stock options/stock purchase plan                                         -            253
                                                                     ----------    ----------

  Net cash provided by (used in) financing activities                    32,581        24,185
                                                                     ----------    ----------

Net change in cash and cash equivalents                                 (21,900)       (7,601)

Cash and cash equivalents at beginning of period                         23,502        10,754
                                                                     ----------    ----------

Cash and cash equivalents at end of period                                1,602         3,153
                                                                     ==========    ==========

Reconciliation of net income to net
 cash used in operating activities:

  Net income (loss)                                                      (1,454)          745
                                                                     ----------    ----------
Adjustments to reconcile net income
 to net cash used in operating activities:
    Depreciation and amortization                                         1,331         1,223
    Amortization of financing fees                                          333           -

    Change in operating assets and liabilities:
     Income taxes receivable                                               (906)          -
     Inventories                                                        (34,938)      (35,576)
     Prepaid expense                                                       (396)         (152)
     Other current assets                                                    93           481
     Other assets and liabilities                                           384            (2)
     Accounts payable                                                     9,986        11,178
     Accrued expenses                                                   (27,278)       (2,250)
     Income taxes payable                                                   -          (5,976)
                                                                     ----------    ----------

        Total adjustments                                               (51,391)      (31,074)
                                                                     ----------    ----------

Net cash used in operating activities                                   (52,845)      (30,329)
                                                                     ==========    ==========

Does not reflect the accrual of $1,798 for dividends on the Junior Preferred stock or the issuance of $823 of additional Senior Preferred stock as a dividend to the holders of the Senior Preferred stock. The Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends.


See accompanying notes to consolidated financial statements.

                 TUESDAY MORNING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. On December 29, 1997, Madison Dearborn Capital Partners II, L.P., certain members of management and certain unaffiliated investors acquired all of the outstanding capital stock of the Company. This transaction has been accounted for as a recapitalization and, as such, has no impact on the historical basis of assets and liabilities.

     Refer to the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 for more details of the transaction.

2. The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's S-4 filing.

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

5. Certain prior year amounts have been reclassed to conform to the current period presentation.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997.

RESULTS OF OPERATIONS

The following table sets forth certain financial information from the Company's consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                            QUARTER ENDED MARCH 31
                                                            ----------------------
                                                            1998              1997
                                                            ----              ----
Net sales                                                  100.0%             100.0%
Cost of sales                                               62.0               62.3
                                                           -----              -----
Gross profit                                                38.0               37.7
Selling, general and administrative expense                 32.1               34.6
                                                           -----              -----
Operating income                                             5.9                3.0
Net interest and other income                               (9.9)              (0.5)
                                                           -----              -----
Earnings before income taxes                                (4.0)               2.5
Net earnings (loss)                                         (2.5)%              1.6%

THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

During the first quarter of 1998 sales increased 23.8% due primarily to comparable store sales increases of 14.4% and $4.9 million of sales from new stores. Average store sales for the quarter increased from $162 thousand to $181 thousand. The Company's unique niche in the retail industry and the breadth of experience of its buying organization have allowed it to offer tremendous values to its customers which has been the primary factor in its strong comparable store sales growth.

Gross profit increased $4.4 million from $17.9 million to $22.3 million which resulted from the increased sales mentioned above and an increase in the gross profit percentage of 0.3%. The Company's gross profit percentage increased due to leveraging of distribution costs which remained relatively fixed in relation to the increases in net sales.

Selling, general, and administrative expense benefited from similar leverage. These expenses increased $2.4 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales decreased to 32.1% from 34.6% due to the leverage resulting from comparable store sales increases.

Interest expense increased due to interest associated with the Recapitalization of the Company which is more fully explained in Liquidity and Capital Resources.

EBITDA increased from $2.8 million to $5.2 million due to the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used by operating activities for the quarters ended March, 1997 and 1998 was $30.3 million, and $52.8 million respectively. These amounts were due to the seasonal buildup of inventory and, in 1998, the payment of fees and expenses related to the Recapitalization. Cash and cash equivalents as of March 31, 1997 and 1998 were $3.2 million, and $1.6 million respectively.

As part of the Recapitalization, discussed in detail in the December 31, 1997 financial statements, the Company entered into the Senior Credit Facility, which is comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At March 31, 1998, the Company had $110.0 million outstanding under the Term Loans and $33.0 million outstanding under the Revolving Credit Facility, with $20.2 million of remaining availability thereunder. The Term Loan A loans and the Revolving Credit Facility loans mature on the fifth anniversary of the Closing, and the Term Loan B loans will mature on the seventh anniversary of the Closing. For 30 consecutive days during each twelve month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million.

Upon consummation of the Recapitalization, the Company's total debt and interest charges increased significantly. Interest payments on the Notes, under the Senior Credit Facility and on the Exchange Debentures, represent significant liquidity requirements for the Company. The Notes require semi-annual interest payments, and interest on the loans under the Senior Credit Facility are due quarterly. After December 15, 2002, the Company will be required to pay dividends on the Senior Exchangeable Preferred Stock in cash. The Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payment (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility), and scheduled dividend payments on the Senior Exchangeable Preferred stock for the foreseeable future. The Company has from time to time received expressions of interest with respect to the property on which its headquarters is located in Dallas, Texas and in the future may consider selling such property as means of raising additional cash.

The instruments governing the Company's indebtedness and the Senior Exchangeable Preferred Stock, including the Certificate of Designation, the Exchange Indenture, the Senior Credit

Facility and the Indenture contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to invest in opening new stores.

INVENTORY:

The Company's inventory increased from $99.2 million at year end to $134.1 million at March 31, 1998, for an increase of $34.9 million from December 31, 1997. As reflected on the following chart, the increase in warehouse inventory is attributed to normal seasonal fluctuations in inventory levels. Inventory levels typically increase during the year from the year end low point.

The increase in inventory at the stores from March 31, 1997 to March 31, 1998 reflects the increase in inventory necessary to support the current sales level.




THIS PRESS RELEASE CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, CONTINUED ACCEPTANCE OF THE COMPANY'S PRODUCTS IN THE MARKETPLACE, THE SUCCESS OF NEW STORE OPENINGS AND THE AVAILABILITY OF NEW STORE LOCATIONS, COMPETITIVE FACTORS, ACCESS TO MERCHANDISE IN A VARIETY OF FOREIGN COUNTRIES, ECONOMIC TRENDS, AND OTHER RISKS DETAILED IN THE COMPANY'S PERIODIC REPORT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



                                             TOTAL INVENTORY LEVELS BY LOCATION
                                                       ($ millions)
                                              3/31/98       3/31/97    12/31/97
                                             --------      --------   ---------

Stores                                       $   61.7      $   45.9   $    61.5
Warehouse                                        72.4          65.2        37.7
                                             --------      --------   ---------
 Total                                       $  134.1      $  111.1   $    99.1
                                             ========      ========   =========



                                          PER STORE INVENTORY LEVELS BY LOCATION
                                                       ($ thousands)
                                              3/31/98       3/31/97    12/31/97
                                             --------      --------   ---------

Stores                                       $    191      $    158   $     195
Warehouse                                         224           224         120
                                             --------      --------   ---------
 Total                                       $    415      $    382   $     315
                                             ========      ========   =========

Store count                                       323           291         315



                                             STORE OPENINGS/CLOSINGS

                                       THREE MONTHS              THREE MONTHS
                                          ENDING                    ENDING
                                      MARCH 31, 1998            MARCH 31, 1997
                                      --------------            --------------

Stores Open at
Beginning of Period                         315                       286
Stores Opened                                11                         7
Stores Closed                                (3)                       (2)
                                             ---                       ---
Stores Open at End
of Period                                   323                       291
                                            ===                       ===

                          TUESDAY MORNING CORPORATION

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Part I Exhibits -

      27   Financial data schedule

      Part II Exhibits -

      None

(b)   Form 8-K

      Form 8-K filed on April 24, 1998 to report a change in the Company's independent public accountants.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TUESDAY MORNING CORPORATION
                                             (Registrant)



DATE:  May 14, 1998                   /s/ MARK E. JARVIS
                                      -----------------------------------------
                                          Mark E. Jarvis, Senior Vice President