Form 10-Q
period 1998-06-30
TUESDAY MORNING CORP/DE
filed 1998-08-14
CIK 878726

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For Quarter Ended June 30, 1998                 Commission File Number 333-46013


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

                              Yes___X____ No_______


Common stock outstanding as of June 30, 1998:  3,749,993 shares

                          TUESDAY MORNING CORPORATION


                         PART 1 - FINANCIAL INFORMATION


                                                                Page No.
Item 1 - Financial Statements                                   --------

           Consolidated Balance Sheets as of June 30, 1998,
             June 30, 1997  and December 31, 1997                   1

           Consolidated Statements of Operations for the
             Three Months and Six Months
             Ended  June 30, 1998 and 1997                          2

           Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1998 and 1997                3

           Notes to Consolidated Financial Statements               4

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      5

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                 In Thousands

                                                                                Unaudited   Unaudited     Audited
                                                                                 June 30,    June 30,     Dec. 31,
                                           ASSETS                                 1998         1997         1997
                                                                                ---------    ---------    ---------
Current assets:
     Cash and cash equivalents ..............................................   $     525    $   1,315    $  23,501
     Inventories ............................................................     138,966      128,270       99,187
     Assets held for sale ...................................................       5,857         --           --
     Prepaid expenses .......................................................       1,600        1,023        1,059
     Other current assets ...................................................         347          302          574
     Income taxes receivable ................................................       1,610         --             18
                                                                                ---------    ---------    ---------

            Total current assets ............................................     148,905      130,910      124,339
                                                                                ---------    ---------    ---------

Property, plant and equipment, at cost: .....................................      58,946       59,339       61,612
     Less accumulated depreciation & amortization ...........................     (33,675)     (28,433)     (30,972)
                                                                                ---------    ---------    ---------

            Net property, plant and equipment ...............................      25,271       30,906       30,640
                                                                                ---------    ---------    ---------

Other assets, at cost:
     Due from Officer .......................................................       3,253        2,930        3,643
     Deferred financing costs ...............................................       9,263          243        9,629
     Other assets ...........................................................         285          263          673
                                                                                ---------    ---------    ---------

Total Assets ................................................................   $ 186,977    $ 165,252      168,924
                                                                                =========    =========    =========


       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Installments of mortgages ..............................................   $   1,021    $   1,021    $   1,021
     Revolving credit facility ..............................................      27,375       34,055         --
     Installments of notes payable ..........................................       3,405         --          1,350
     Installments of notes payable ..........................................         233          318          220
     Accounts payable .......................................................      30,100       39,281       22,253
     Accrued expenses
        Sales tax ...........................................................       1,005          596        2,812
        Interest expense ....................................................       2,846           22          146
        Recapitalization expenses ...........................................        --           --         30,279
        Other ...............................................................       5,311        3,730        4,807
     Deferred income taxes ..................................................          55           57           55
     Income taxes payable ...................................................        --            731         --
                                                                                ---------    ---------    ---------

            Total current liabilities .......................................      71,351       79,811       62,943
                                                                                ---------    ---------    ---------

Mortgages on land, buildings and equipment ..................................       3,063        4,084        3,573
Notes payable excluding current installments ................................     206,595         --        208,650
Revolving credit facility excluding current portion .........................      15,000         --           --
Capital lease obligation excluding current installments .....................          41          276          163
Deferred income taxes .......................................................       2,771        2,800        2,771
Dividend payable on Jr. Preferred ...........................................       3,612         --             39
                                                                                ---------    ---------    ---------

Total Liabilities ...........................................................     302,433       86,971      278,139

Senior exchangeable redeemable preferred stock, par value $.01 per share, authorized 1,000,000 shares, 265,695 issued at June 30,1998;
     aggregate liquidation preference $26,595 ...............................      26,374         --         24,661
Junior redeemable preferred stock, par value $.01 per share, authorized
     150,000 shares, 85,998 issued at June 30, 1998; aggregate liquidation
     preference $85,998 .....................................................      85,998         --         85,998

Shareholders' equity (deficit)
     Junior perpetual preferred stock, authorized 2,500 shares, 1,930 issued at
     June 30, 1998; par value $.01 per share; aggregate liquidation
     preference $1,930 ......................................................       1,930         --          1,930
     Common stock par value $.01 per share,
      authorized 30,000,000 shares; issued 12,357,466 shares at June 30, 1997
      Authorized 10,000,000 shares; issued 3,749,993 shares at
     June 30, 1998 ..........................................................          37          123           37
     Additional paid-in capital .............................................       5,587       18,897        5,587
     Retained earnings (deficit) ............................................    (235,382)      61,289     (227,428)

     Treasury stock 411,750 shares at June 30, 1997 .........................        --         (2,028)        --
                                                                                ---------    ---------    ---------

            Total shareholders' equity (deficit) ............................    (227,828)      78,281     (219,874)
                                                                                ---------    ---------    ---------

Total Liabilities and Shareholders' Equity ..................................   $ 186,977    $ 165,252    $ 168,924
                                                                                =========    =========    =========

See accompanying notes to consolidated financial statements.

                                      (1)

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                           Unaudited - In Thousands


                                                               Three Months Ended June 30,        Year to Date as of June 30,
                                                               ---------------------------        ---------------------------
                                                                 1998              1997             1998              1997
                                                               ---------         ---------        ---------         ---------

Net sales ..................................................   $  84,829         $  67,377        $ 143,640         $ 114,891
Cost of sales ..............................................      57,490            44,369           93,953            73,989
                                                               ---------         ---------        ---------         ---------
        Gross profit .......................................      27,339            23,008           49,687            40,902

Selling, general and administrative expenses ...............      23,089            19,848           41,947            36,299
Acquisition fees and expenses ..............................          46              --                 50              --
                                                               ---------         ---------        ---------         ---------

        Operating income ...................................       4,204             3,160            7,690             4,603
                                                               ---------         ---------        ---------         ---------

Other income (expense):
   Interest income .........................................          73                78              181               153
   Interest expense ........................................      (6,513)             (728)         (12,733)           (1,197)
   Other income ............................................         325               212              624               346
                                                               ---------         ---------        ---------         ---------

                                                                  (6,115)             (438)         (11,928)             (698)
                                                               ---------         ---------        ---------         ---------
        Income (loss) before income taxes ..................      (1,911)            2,722           (4,238)            3,905

Income tax expense (benefit) ...............................        (698)            1,007           (1,571)            1,445
                                                               ---------         ---------        ---------         ---------

        Net income (loss) ..................................   $  (1,213)        $   1,715        $  (2,667)        $   2,460
                                                               =========         =========        =========         =========


See accompanying notes to consolidated financial statements

                                     (2)

                  Tuesday Morning Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             Unaudited In Thousands

                                                                  Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                 1998          1997
                                                               ---------    ---------
                                                                   (In Thousands)
Cash flows from operating activities:
    Cash received from customers                               $ 143,640    $ 114,890
    Cash paid to suppliers and employees                        (192,658)    (146,532)
    Interest received                                                181          153
    Interest paid                                                (12,733)      (1,197)
    Income taxes paid                                                (21)      (7,122)
                                                               ---------    ---------

    Net cash used in operating activities                        (61,591)     (39,808)
                                                               ---------    ---------

Cash flows used in investing activities:
    Loans to officers                                                390         (127)
    Capital expenditures                                          (3,231)      (2,977)
                                                               ---------    ---------

    Net cash used in investing activities                         (2,841)      (3,104)
                                                               ---------    ---------

Cash flows from financing activities:
    Proceeds from revolving credit facility                       42,375       34,056
    Financing fees                                                  (300)          44
    Payment of mortgages                                            (511)        (510)
    Principal payments under capital lease obligation               (109)        (414)
    Proceeds from exercise of common
        stock options/stock purchase plan                           --            297
                                                               ---------    ---------

    Net cash provided by (used in) financing activities           41,455       33,473
                                                               ---------    ---------

Net change in cash and cash equivalents                          (22,977)      (9,439)

Cash and cash equivalents at beginning of period                  23,502       10,754
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $     525    $   1,315
                                                               =========    =========


Reconciliation of net income to net cash used in operating activities:

Net income (loss)                                              $  (2,667)   $   2,458
                                                               ---------    ---------

Adjustments to reconcile net income to net cash
  used in operating activities:
        Depreciation and amortization                              2,739        2,458
        Amortization of financing fees                               666         --
        Deferred income taxes                                       --              2
        Loss on disposal of fixed assets                               4         --

        Change in operating assets and liabilities:
          Income taxes receivable                                 (1,592)        --
          Inventories                                            (39,779)     (52,777)
          Prepaid expense                                           (542)         (62)
          Other current assets                                       227          425
          Other assets and liabilities                               388           83
          Accounts payable                                         7,847       16,738
          Accrued expenses                                       (28,882)      (3,453)
          Income taxes payable                                      --         (5,680)
                                                               ---------    ---------

            Total adjustments                                    (58,924)     (42,266)
                                                               ---------    ---------

Net cash used in operating activities                          $ (61,591)   $ (39,808)
                                                               =========    =========

Does not reflect the accrual of $3,573 for dividends on the Junior Preferred stock or the issuance of $1,713 of additional Senior Preferred stock as a dividend to the holders of the Senior Preferred stock. The Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends.

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

2. The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's S-4 filing.

3. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

4. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on the page six.

5. Subsequent to the end of the quarter, the Company sold land that was being held for a future warehouse site. The land was sold in July 1998 for $7.2 million representing a profit of $1.3 million.

6. The Company has assessed the Year 2000 systems issue and has concluded that the cost to become year 2000 compliant are immaterial.

7. Certain prior year amounts have been reclassed to conform to the current period presentation.

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

                                                  QUARTER ENDED JUNE 30       YEAR TO DATE, JUNE 30
                                                  ---------------------       ---------------------
                                                    1998         1997           1998        1997
                                                  --------     --------       --------     --------
Net sales                                           100.0%       100.0%          100.0%      100.0%
Cost of sales                                        67.8         65.8            65.4        64.4
                                                    -----        -----          ------      ------
Gross profit                                         32.2         34.2            34.6        35.6
Selling, general and administrative expense          27.2         29.5            29.2        31.6
                                                    -----        -----          ------      ------
Operating income                                      5.0          4.7             5.4         4.0
Net interest and other income                        (7.2)        (0.7)           (8.3)       (0.6)
                                                    -----        -----          ------      ------
Earnings (loss) before income taxes                  (2.2)         4.0            (2.9)        3.4
Net earnings (loss)                                  (1.4)%        2.6%           (1.9)        2.1

THREE MONTHS ENDED JUNE 30, 1998
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

During the second quarter of 1998 sales increased 25.9% due primarily to comparable store sales increases of 15.7% and $7.5 million of sales from new stores. Average store sales for the quarter increased from $225 thousand to $254 thousand. The Company's unique niche in the retail industry and the breadth of experience of its buying organization have allowed it to offer value to its customers which has been the primary factor in its strong comparable store sales growth.

Gross profit increased $4.3 million from $23.0 million to $27.3 million which resulted from the increased sales mentioned above. The Company's gross profit percentage decreased 2.0% compared with last year. The Company's initial markup on products purchased increased by 0.4%, however, this was offset by increased markdowns and an increase in shrink.

Selling, general, and administrative expense benefited from the leverage resulting from increased sales. These expenses increased $3.2 million due to the addition of new stores and inflationary increases. These expenses, as a percentage of sales, decreased to 27.2% from 29.5% due to the leverage resulting from comparable store sales increases.

Interest expense increased due to interest associated with the recapitalization of the Company which is more fully explained in Liquidity and Capital Resources.

EBITDA increased from $4.6 million to $6.0 million due to the factors mentioned above.

SIX MONTHS ENDED JUNE 30, 1998
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

For the first six months of 1998 sales increased 25.0% due primarily to comparable store sales increases of 15.2% and $12.4 million of sales from new stores. Average store sales for the quarter increased from $387 thousand to $435 thousand. The increase in comparable sales was comprised of a 12.6% increase in the number of transactions and a 2.5% increase in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $8.8 million from $40.9 million to $49.7 million which resulted from the increased sales mentioned above. The gross profit percentage decreased by 1.0% due to additional markdowns and shrink, partially offset by improved product costs.

Selling, general, and administrative expense increased $5.6 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales decreased to 29.2% from 31.6% due to the leverage resulting from comparable store sales increases.

Interest expense increased due to interest associated with the recapitalization of the Company which is more fully explained in Liquidity and Capital Resources.

EBITDA increased from $7.4 million to $11.2 million due to the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used by operating activities for the quarters ended June, 1997 and 1998 was $39.8 million, and $61.6 million respectively. These amounts were due to the seasonal buildup of inventory and, in 1998, the payment of fees and expenses related to the recapitalization. Cash and cash equivalents as of June 30, 1997 and 1998 were $1.3 million, and $0.5 million respectively.

As part of the recapitalization, discussed in detail in the December 31, 1997 financial statements, the Company entered into the Senior Credit Facility, which is comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At June 30, 1998, the Company had $110.0 million outstanding under the Term Loans and $42.4 million outstanding under the Revolving Credit Facility, with $11.4 million of remaining availability thereunder. The Term Loan A loans and the Revolving Credit Facility loans mature in five years, and the Term Loan B loans mature in seven years. For 30 consecutive days during each twelve month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million.

Upon consummation of the recapitalization, the Company's total debt and interest charges increased significantly. Interest payments on the Notes, under the Senior Credit Facility and on the Exchange Debentures, represent significant liquidity requirements for the Company. The Notes require semi-annual interest payments, and interest on the loans under the Senior Credit Facility are due quarterly. After December 15, 2002, the Company will be required to pay dividends on the Senior Exchangeable Preferred Stock in cash. The Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility), and scheduled dividend payments on the Senior Exchangeable Preferred stock for the foreseeable future. The Company has from time to time received expressions of interest with respect to the property on which its headquarters is located in Dallas, Texas and in the future may consider selling such property as means of raising additional cash. Land the Company was holding for a future warehouse site was subsequently sold in July for $7.5 million, representing a profit of $1.3 million. It is expected that the proceeds from the land sale will be used to reduce the Term A and Term B loans. Due to re-engineering the warehouse in 1994, this land was no longer needed.

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

INVENTORY:

The Company's inventory increased from $99.2 million at year end to $139.0 million at June 30, 1998, for an increase of $39.8 million from December 31, 1997. As reflected on the following chart, the increase in inventory reflects the increase necessary to support the current sales levels. The total increase in inventory from the year-end is attributed to normal seasonal fluctuations in inventory levels. Inventory levels typically increase during the year from the year end low point.

THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, CONTINUED ACCEPTANCE OF THE COMPANY'S PRODUCTS IN THE MARKETPLACE, THE SUCCESS OF NEW STORE OPENINGS AND THE AVAILABILITY OF NEW STORE LOCATIONS, COMPETITIVE FACTORS, ACCESS TO MERCHANDISE IN A VARIETY OF FOREIGN COUNTRIES, ECONOMIC TRENDS, AND OTHER RISKS DETAILED IN THE COMPANY'S PERIODIC REPORT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



                                             TOTAL INVENTORY LEVELS BY LOCATION
                                                       ($ millions)
                                              6/30/98       6/30/97    12/31/97
                                             --------      --------   ---------
Stores                                       $   62.1      $   47.6   $    61.5
Warehouse                                        76.9          80.7        37.7
                                             --------      --------   ---------
 Total                                       $  139.0      $  128.3   $    99.2
                                             ========      ========   =========

                                          PER STORE INVENTORY LEVELS BY LOCATION
                                                       ($ thousands)
                                              6/30/98       6/30/97    12/31/97
                                             --------      --------   ---------

Stores                                       $    186      $    160   $     195
Warehouse                                         231           271         120
                                             --------      --------   ---------
 Total                                       $    417      $    431   $     315
                                             ========      ========   =========

Store count                                       333           298         315

                                              STORE OPENINGS/CLOSINGS

                                 SIX MONTHS            SIX MONTHS
                                   ENDING                ENDING           FYE
                                JUNE 30, 1998        JUNE 30, 1997      12/31/97
                             -------------------  --------------------  --------
Stores Open at
Beginning of Period                 315                   286              286
Stores Opened                        21                    14               31
Stores Closed                        (3)                   (2)              (2)
                                    ---                   ---              ---
Stores Open at End
 of Period                          333                   298              315
                                    ===                   ===              ===

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


                                       TUESDAY MORNING CORPORATION
                                               (Registrant)



DATE: ________________ 1998         _____________________________________
                                    Mark E. Jarvis, Senior Vice President