Form 10-Q
period 1998-09-30
TUESDAY MORNING CORP/DE
filed 1998-11-02
CIK 878726

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For Quarter Ended September 30, 1998            Commission File Number 333-46013


                          TUESDAY MORNING CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      75-2398532
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                 14621 INWOOD RD., ADDISON, TEXAS  75001-3768
             (Address of principal executive offices)  (Zip Code)

      (Registrant's telephone number, including area code) (972) 387-3562

                     14621 Inwood Rd., Dallas, Texas 75244
                   (Address of principal executive offices)
             (Former name, former address and former fiscal year,
                         if changed since last report)


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


Common stock outstanding as of September 30, 1998:  3,788,998 shares

                          TUESDAY MORNING CORPORATION



                         PART 1 - FINANCIAL INFORMATION

                                                                Page No.
Item 1 - Financial Statements                                   _______

         Consolidated Balance Sheets as of September 30, 1998,
          September 30, 1997 and December 31, 1997                 1

         Consolidated Statements of Operations for the
          Three Months and Nine Months Ended
          September 30, 1998 and 1997                              2

         Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1998 and 1997            3

         Notes to Consolidated Financial Statements                4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      5

                  Tuesday Morning Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                  In Thousands

                                                                                         Unaudited       Unaudited        Audited
                                                                                       September 30,   September 30,      Dec. 31,
                                             ASSETS                                        1998             1997            1997
                                                                                       -------------   -------------   -------------
Current assets:
     Cash and cash equivalents ......................................................  $      1,250    $      3,030    $     23,501
     Cash restricted ................................................................         7,187            --              --
     Inventories ....................................................................       168,821         159,687          99,187
     Prepaid expenses ...............................................................         1,572           1,116           1,059
     Other current assets ...........................................................           330             313             574
     Income taxes receivable ........................................................           770            --                18
                                                                                       ------------    ------------    ------------
            Total current assets ....................................................       179,930         164,146         124,339
                                                                                       ------------    ------------    ------------
Property, plant and equipment, at cost: .............................................        59,987          61,118          61,612
     Less accumulated depreciation & amortization ...................................       (34,960)        (29,679)        (30,972)
                                                                                       ------------    ------------    ------------
            Net property, plant and equipment .......................................        25,027          31,439          30,640
                                                                                       ------------    ------------    ------------
Other assets, at cost:
     Due from Officer ...............................................................         3,298           3,052           3,643
     Deferred financing costs .......................................................         8,895             294           9,629
     Other assets ...................................................................           289             284             673
                                                                                       ------------    ------------    ------------
Total Assets ........................................................................  $    217,439    $    199,215    $    168,924
                                                                                       ============    ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Installments of mortgages ......................................................  $      1,021    $      1,021    $      1,021
     Revolving credit facility ......................................................        49,500          56,127            --
     Installments of notes payable ..................................................         4,110            --             1,350
     Installments of capital lease obligation .......................................           218             213             220
     Accounts payable ...............................................................        34,037          45,181          22,253
     Accrued expenses
        Sales tax ...................................................................         1,692           1,332           2,812
        Interest expense ............................................................         5,607              21             146
        Recapitalization expenses ...................................................          --              --            30,279
        Other .......................................................................         4,908           4,883           4,807
     Deferred income taxes ..........................................................            55              57              55
     Income taxes payable ...........................................................          --             2,318            --
                                                                                       ------------    ------------    ------------
            Total current liabilities ...............................................       101,148         111,153          62,943
                                                                                       ------------    ------------    ------------
Mortgages on land, buildings and equipment ..........................................         2,807           3,828           3,573
Notes payable excluding current installments ........................................       205,890            --           208,650
Revolving credit facility excluding current portion .................................        15,000            --              --
Capital lease obligation excluding current installments .............................          --               220             163
Deferred income taxes ...............................................................         2,771           2,800           2,771
Dividend payable on Jr. Preferred ...................................................         5,504            --                39
                                                                                       ------------    ------------    ------------
Total Liabilities ...................................................................       333,120         118,001         278,139

Senior exchangeable redeemable preferred stock, par value $.01 per share, authorized 1,000,000 shares,
     274,733 issued at September 30,1998; aggregate liquidation preference $27,473
     250,000 issued at December 31, 1997; aggregate liquidation preference $25,000 ..        27,290            --            24,661
Junior redeemable preferred stock, par value $.01 per share, authorized
     150,000 shares, 85,998 issued at September 30, 1998 and December 31,1997;
     aggregate liquidation preference $85,998 .......................................        85,998            --            85,998

Shareholders' equity (deficit)
     Junior perpetual preferred stock, authorized 2,500 shares, 1,930 issued at
     September 30, 1998 and December 31, 1997; par value $.01 per share;
     aggregate liquidation preference $1,930 ........................................         1,930            --             1,930
     Common stock par value $.01 per share, authorized 10,000,000 shares;
     issued 3,788,998 shares at September 30, 1998 and 3,749,993 at December 31,1997
     Authorized 30,000,000 shares; issued 12,357,467 shares at September 30, 1997 ...            37             124              37
     Additional paid-in capital .....................................................         5,643          18,921           5,587
     Retained earnings (deficit) ....................................................      (236,579)         64,197        (227,428)

     Treasury stock 411,750 shares at September 30, 1997 ............................          --            (2,028)           --
                                                                                       ------------    ------------    ------------
            Total shareholders' equity (deficit) ....................................      (228,969)         81,214        (219,874)
                                                                                       ------------    ------------    ------------
Total Liabilities and Shareholders' Equity ..........................................  $    217,439    $    199,215    $    168,924
                                                                                       ============    ============    ============

See accompanying notes to consolidated financial statements.

                  Tuesday Morning Corporation and Subsidiaries
                      Consolidated Statements of Operations
                            Unaudited - In Thousands

                                                    Three Months            Year to Date as of
                                                 Ended September 30,          September 30,
                                               ----------------------    ----------------------
                                                 1998          1997         1998         1997
                                               ---------    ---------    ---------    ---------
Net sales .................................... $  78,485    $  64,167    $ 222,125    $ 179,058
Cost of sales ................................    47,709       38,631      141,662      112,620
                                               ---------    ---------    ---------    ---------
        Gross profit .........................    30,776       25,536       80,463       66,438

Selling, general and administrative expenses..    22,981       19,892       64,978       56,193
                                               ---------    ---------    ---------    ---------

        Operating income .....................     7,795        5,644       15,485       10,245
                                               ---------    ---------    ---------    ---------

Other income (expense):
   Interest income ...........................        77           97          258          250
   Interest expense ..........................    (6,887)      (1,132)     (19,620)      (2,330)
   Gain on sale of land ......................     1,329         --          1,329         --
   Other income ..............................       195           73          819          420
                                               ---------    ---------    ---------    ---------

                                                  (5,286)        (962)     (17,214)      (1,660)
                                               ---------    ---------    ---------    ---------
        Income (loss) before income taxes ....     2,509        4,682       (1,729)       8,585

Income tax expense (benefit) .................       897        1,775         (673)       3,219
                                               ---------    ---------    ---------    ---------

        Net income (loss) .................... $   1,612    $   2,907    $  (1,056)   $   5,366
                                               =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

             Tuesday Morning Corporation and Subsidiaries
                Consolidated Statements of Cash Flows
                        Unaudited In Thousands

                                                                     Nine Months Ended
                                                                       September 30,
                                                         ----------------------------------------
                                                                 1998                1997
                                                         -------------------   ------------------
                                                                       (In Thousands)
Cash flows from operating activities:
   Cash received from customers                          $           222,125      $        179,058
   Cash paid to suppliers and employees                             (284,285)             (227,620)
   Interest received                                                     258                   250
   Interest paid                                                     (19,621)               (2,329)
   Income taxes paid                                                     (79)               (7,310)
                                                         -------------------      ----------------

   Net cash used in operating activities                             (81,602)              (57,951)
                                                         -------------------      ----------------

Cash flows used in investing activities:
   Loans to officers                                                     345                  (249)
   Proceeds from sale of property, plant & equipment                   7,187                     -
   Capital expenditures                                               (4,318)               (4,626)
                                                         -------------------      ----------------

   Net cash used in investing activities                               3,214                (4,875)
                                                         -------------------      ----------------

Cash flows from financing activities:
   Proceeds from revolving credit facility                            64,500                56,127
   Financing fees                                                       (303)                   (7)
   Payment of mortgages                                                 (766)                 (766)
   Principal payments under capital lease obligation                    (165)                 (574)
   Proceeds from exercise of common
     stock options/stock purchase plan                                    56                   322
                                                         -------------------      ----------------

   Net cash provided by (used in) financing activities                63,322                55,102
                                                         -------------------      ----------------

Net change in cash and cash equivalents                              (15,066)               (7,724)

Cash and cash equivalents at beginning of period                      23,501                10,754
                                                         -------------------      ----------------

Cash and cash equivalents at end of period (including
resricted cash of $7,187 at September 30, 1998)          $             8,435      $          3,030
                                                         ===================      ================



Reconciliation of net income to net cash used in operating activities:

Net income (loss)                                        $            (1,056)     $          5,366
                                                         -------------------      ----------------

Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                                    4,081                 3,575
      Amortization of financing fees                                   1,037                     -
      (Gain) on disposal of fixed assets                              (1,337)                    -

      Change in operating assets and liabilities:
         Income taxes receivable                                        (753)                    -
         Inventories                                                 (69,635)              (84,194)
         Prepaid expense                                                (513)                 (155)
         Other current assets                                            244                   414
         Other assets and liabilities                                    384                    62
         Accounts payable                                             11,784                22,638
         Accrued expenses                                            (25,838)               (1,565)
         Income taxes payable                                              -                (4,092)
                                                         -------------------      ----------------

           Total adjustments                                         (80,546)              (63,317)
                                                         -------------------      ----------------

Net cash used in operating activities                    $           (81,602)     $        (57,951)
                                                         ===================      ================

Does not reflect the accrual of $5,504 for dividends on the Junior Preferred stock or the issuance of $2,629 of additional Senior Preferred stock as a dividend to the holders of the Senior Preferred stock. The Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends.

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

4. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on page six.

5. The restricted cash represents the proceeds from the sale of land the Company was holding for a future warehouse site. If not reinvested, these funds were required to be paid on the Company's bank loans. The net proceeds from the land sale were used to reduce the Term A and B loans on October 15, 1998.

6. Certain prior year amounts have been reclassed to conform to the current period presentation.

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

                                         QUARTER ENDED SEPT. 30         YEAR TO DATE, SEPT. 30
                                      -------------------------------  ---------------------------
                                           1998            1997            1998           1997
                                      --------------  ---------------  ------------   ------------
Net sales                                  100.0%         100.0%           100.0%        100.0%
Cost of sales                               60.8           60.2             63.8          62.9
                                           -----          -----           ------        ------
Gross profit                                39.2%          39.8%            36.2%         37.1%
Selling, general and administrative         29.3           31.0             29.2          31.4
                                           -----          -----           ------        ------
Operating income                             9.9%           8.8%             7.0%          5.7%
Gain from sale of land                       1.7              -              0.6             -
Net interest and other income               (8.4)          (1.5)            (8.4)         (0.9)
                                           -----          -----           ------        ------
Earnings (loss) before income taxes          3.2%           7.3%            (0.8)%         4.8%
Net earnings (loss)                          2.0            4.5             (0.5)          3.0

EBITDA                                      11.9%          10.9%             9.2%          8.1%

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

During the third quarter of 1998, sales increased 22.3% due primarily to comparable store sales increases of 14.8% and $5.3 million of sales from new stores. Average store sales for the quarter increased from $210 thousand to $235 thousand, an increase of 11.9%.

Gross profit increased $5.2 million, from $25.5 million, to $30.8 million which resulted from the increased sales mentioned above. The Company's gross profit percentage decreased 0.6% compared with last year. The Company's initial markup on products purchased increased by 0.2%, however, this was offset primarily by increased costs in the distribution process.

Selling, general, and administrative expenses increased $3.1 million due to the addition of new stores and inflationary increases. These expenses, as a percentage of sales, decreased to 29.3% from 31.0% due to the leverage resulting from comparable store sales increases.

See the Liquidity and Capital Resources section for a more complete discussion of the sale of land and the increase in interest expense related to the recapitalization of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

For the first nine months of 1998, sales increased 24.0% due primarily to comparable store sales increases of 15.0% and $17.7 million of sales from new stores. Average year-to-date store sales increased from $597 thousand to $670 thousand, an increase of 12.2%. The increase in comparable sales was comprised of a 12.1% increase in the number of transactions and a 2.8% increase in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $14.0 million from $66.4 million to $80.5 million which resulted from the increased sales mentioned above. The gross profit percentage decreased by 0.9% due to additional markdowns and shrink, partially offset by an improved initial markup.

Selling, general, and administrative expense increased $8.8 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales decreased to 29.3% from 31.4% due to the leverage resulting from comparable store sales increases.

Interest expense increased due to interest associated with the recapitalization of the Company which is more fully explained in Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used by operating activities for the nine months ended September, 1997 and 1998 was $57.9 million, and $81.6 million respectively. The increase in cash used in 1998 is due to expenses related to the recapitalization. Cash and cash equivalents as of September 30, 1997 and 1998 were $3.0 million, and $1.3 million respectively.

As part of the recapitalization, summarized as follows and discussed in detail in the December 31, 1997 financial statements, the Company entered into the following financing arrangements:

                                               Nominal Amounts           Outstanding
               ($Millions)                       at 12/31/97              at 9/30/98
               -----------                     ---------------           -----------
Senior Credit Facility:
     Term Loans, A and B                            $110.0                  $110.0
     Revolving Credit Facility                        90.0                    64.5
                                                    ------                  ------
             Subtotal                               $200.0                  $174.5
Senior Subordinated (Notes)                          100.0                   100.0
Senior Preferred Stock                                25.0                    27.3
Junior Redeemable Preferred Stock                     86.0                    91.4
Junior Perpetual Preferred Stock                       1.9                     2.0
                                                    ------                  ------
                                                    $412.9                  $395.2
                                                    ======                  ======

The term loan facility consists of two tranches designated A and B. Tranche A term loans are for $40.0 million and mature in five years while tranche B term loans are $70.0 million and mature in seven years.

The revolving credit facility is for a period of five years and requires a cleandown to less than $15.0 million for thirty consecutive days during each twelve month period beginning April 1, 1998. Borrowings are limited to the lesser of $90.0 million (unless the maximum has been increased to as much as $115.0 million, as provided for in the agreement) or 50% (60% from July 1 - October 31 of each year) of eligible inventory, as defined. At September 30, 1998 there was $24.6 million of remaining availability.

Upon consummation of the recapitalization, the Company's total debt and interest charges increased significantly. Interest payments on the Notes, under the Senior Credit Facility and on the Exchange Debentures, represent significant liquidity requirements for the Company. The Notes, which mature in 2008, require semi-annual interest payments, and interest payments on the loans under the Senior Credit Facility are due quarterly. After December 15, 2002, the Company will be required to pay dividends on the Senior Preferred Stock in cash. The Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility), and scheduled dividend payments on the Senior Preferred stock for the foreseeable future.

The Junior Preferred Stock includes accrued dividends of $5.5 million. The terms of the Senior Credit Facility place restrictions on the Company's ability to pay dividends and redeem the Junior Preferred. The Company is required to redeem the Junior Redeemable Preferred Stock no later than December 29, 2010.

The Company has from time to time received expressions of interest with respect to the property on which its headquarters is located in Dallas, Texas and in the future may consider selling such property as means of raising additional cash. Land the Company was holding for a future warehouse site was sold in July for $7.2 million, representing a profit of $1.3 million. The net proceeds from the land sale, shown on the Balance Sheet as restricted cash, were used to reduce the Term A and Term B loans on October 15, 1998. Due to re-engineering the warehouse in 1994, this land was no longer needed.

The instruments governing the Company's indebtedness and the Senior Preferred Stock, including the Certificate of Designation, the Exchange Indenture, the Senior Credit Facility and the Indenture contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to invest in opening new stores.

INVENTORY:

The Company's inventory increased from $99.2 million at year end to $168.8 million at September 30, 1998, for an increase of $69.6 million from December 31, 1997. As reflected on the chart on page 9, the increase in store inventory is attributed to early shipments of fourth quarter merchandise. The total increase in inventory from the year-end is attributed to normal seasonal fluctuations in inventory levels. Inventory levels typically increase during the year from the year-end low point.

YEAR 2000 ISSUES

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, shipping, sales, and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify Year 2000 compliance problems. These actions are necessary to ensure that the Programs and Systems will recognize and process the year 2000 and beyond. It is anticipated that minor modifications to some of the Company's internally developed programs will be necessary. Certain programs provided by third party vendors will be upgraded to be year 2000 compliant. Operating systems and microprocessors within the hardware are already year 2000 compliant.

The Company anticipates that it will be in full compliance by the first quarter of 1999 and that the cost to become compliant will be immaterial to the operations of the Company. The Company is far enough along with it's implementation of the software modifications and upgrades that it is very unlikely the changes will not be in place when they are needed.

                          TUESDAY MORNING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



                                             TOTAL INVENTORY LEVELS BY LOCATION
                                                       ($ millions)
                                              9/30/98       9/30/97    12/31/97
                                             --------      --------   ---------
Stores                                       $  108.6      $   91.2   $    61.5
Warehouse                                        60.2          68.5        37.7
                                             --------      --------   ---------
 Total                                       $  168.8      $  159.7   $    99.2
                                             ========      ========   =========


                                           PER STORE INVENTORY LEVELS BY LOCATION
                                                       ($ thousands)
                                              9/30/98       9/30/97    12/31/97
                                             --------      --------   ---------
Stores                                       $    326      $    300   $     195
Warehouse                                         181           225         120
                                             --------      --------   ---------
 Total                                       $    507      $    525   $     315
                                             ========      ========   =========

Store count                                       333           304         315

                                                    STORE OPENINGS/CLOSINGS

                                        NINE MONTHS          NINE MONTHS
                                           ENDING              ENDING              FYE
                                       SEPTEMBER 30,        SEPTEMBER 30,       12/31/97
                                       -------------        -------------       --------
                                           1998                  1997
                                           ----                  ----
Stores Open at
Beginning of Period                         315                   286              286
Stores Opened                                21                    20               31
Stores Closed                                (3)                   (2)              (2)
                                            ---                   ---              ---
Stores Open at End
of Period                                   333                   304              315
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


                                        TUESDAY MORNING CORPORATION
                                                (Registrant)


DATE:  ___________________              /s/Mark E. Jarvis
                                        ----------------------------------------
                                           Mark E. Jarvis, Senior Vice President