Form 10-K405
period 1998-12-31
TUESDAY MORNING CORP/DE
filed 1999-03-18
CIK 878726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

          For the Fiscal Year                    Commission File Number
        Ended December 31, 1998                         0-19658

                               ----------------

                          TUESDAY MORNING CORPORATION
             (Exact name of registrant as specified in its charter)

                               ----------------

                Delaware                               75-2398532
        (State of Incorporation)          (I.R.S. Employer Identification No.)

                               14621 Inwood Road
                              Addison, Texas 75001
                                 (972) 387-3562
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               ----------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      At March 1, 1999, there were 3,826,604 outstanding shares of Common Stock, $0.01 par value per share.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

General

      We are the leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 354 stores in 36 states. We operate our stores during seven annual "sales events," each of which lasts from four to seven weeks, while closing them for the remaining weeks of the year. We specialize in first quality, brand name merchandise such as Ralph Lauren bed linens, Waterman pens, Limoges hand-decorated boxes, Steinbach collectible nutcrackers, Steiff stuffed animals, Royal Dalton china and giftware, Farberware cookware, Martex bath towels, Samsonite luggage, Spode china, Madame Alexander dolls and many others. We do not sell seconds, irregulars or factory rejects. We purchase our merchandise at closeout and sell it at prices that are 50% to 80% below those generally charged by department and specialty stores. While we offer our customers consistent merchandise categories, each sales event features new products within these categories, creating a "treasure hunt" atmosphere in our stores. We believe that our event-based selling strategy, combined with high quality, reasonably priced merchandise, attracts upscale customers with strong loyalty to us.

Business Strategy

      In 1998, Tuesday Morning recorded sales of $396.1 million and operating income of $44.1 million, representing compounded annual growth of 23.5% and 65.1%, respectively, since 1995. Our sales growth has been driven by new store openings as well as annual increases in comparable store sales of 13.7%, 18.3% and 12.1% in 1996, 1997 and 1998, respectively. Tuesday Morning's success is based on the following strengths:

     . Unique Event-Based Format. We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the equivalent of seven "grand openings" each year. Products are available in limited quantities and generally are not replenished during a sales event. We believe that the closing and reopening of our stores and the limited availability of products heightens customers' expectations of finding new, undiscovered merchandise and intensifies their sense of urgency to buy our products during the first few days of a sales event. As a result, we typically realize approximately 40% of an event's total sales in the first five days of the event.

     . Strong Vendor Relationships. We employ a talented and experienced buying team, which has grown from ten buyers in 1993 to 24 buyers in 1998, with an average of nearly 21 years of retail experience. Our buyers and our reputation as a preferred, reliable purchaser have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors. In many cases, we are the retailer of choice to liquidate inventory due to our ability to sell rapidly large quantities of merchandise without disrupting the manufacturers' traditional distribution channels and our ability to make purchasing decisions quickly. We obtain our merchandise primarily by purchasing from manufacturers their end-of-line products which did not meet their sales expectations, or merchandise made available from cancellations of orders placed by other retailers. We also obtain merchandise by contracting for production from manufacturers during periods of lower production.

     . Loyal, Upscale Customer Base. We have developed and currently maintain a proprietary mailing list of over 4,800,000 preferred customers who have visited our stores and requested mailings in advance of our sales events. These direct mailings offer customers the opportunity to purchase merchandise prior to the advertising of a sales event to the general public. The fact that a substantial amount of our sales occur in the first several days of an event is evidence of our customer loyalty and customers' awareness of the timing of our sales event. Our customers are primarily women, typically ranging in age from 25 to 54, from households headed by professionals and having a median annual family income of over $60,000.

     . Strong Store Level Economics. For stores opened during 1998, first year cash on cash return on investment averaged in excess of 50%. Our stores are destination-oriented and therefore can be located in secondary locations of major suburban markets, such as strip malls and warehouse zones, near our upscale target customers. We are able to obtain favorable lease terms because of our flexibility on site selection and our no-frills format which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, our real estate costs, averaging approximately $8.50 per square foot, are significantly lower than those of many other retailers. The size of our stores generally range from 5,000 to 10,000 square feet and average approximately 6,800 square feet. Of our new stores opened in 1998, on average we spent approximately $65,000 per store for fixture and start-up costs, plus an additional $251,000 in on-hand inventory. Average sales per store and store level operating income in 1998 were $1,171,000 and $133,000, respectively. Store level operating income excludes allocation of corporate overhead but includes warehouse, distribution and advertising expenses. Although the dynamics of our store model may change to accommodate different market environments, the overall return on investment level has proven consistent in various economic regions, including our stores located in the relatively expensive real estate markets of California and the northeastern U.S.

     .  Integrated Management Information Systems and Inventory
        Controls. We believe our management information systems are among the most advanced in the retail industry. These systems enable us to maintain SKU-level inventory control from the time merchandise is ordered until it is sold. We are therefore able to manage in excess of 100,000 SKUs from approximately 1,100 vendors on a real-time basis in order to make timely and accurate purchasing, distribution and merchandising decisions. We have integrated our proprietary merchandising and inventory control systems, point of sale systems and state-of-the-art distribution management system with our financial reporting systems, providing our buyers with a significant degree of control over inventory levels, distribution and sales performance.

Growth Strategy

      Our objective is to continue to expand our leadership position in the industry and to enhance our productivity and operating performance by implementing the following growth strategies:

     . Continue New Store Openings. We have identified as potential locations for future stores approximately 500 additional sites near our targeted customers. We added 32 stores to our store base in 1998 after adding 29 stores in 1997 and plan to increase our store base, in both new and existing markets, by at least 35 stores in 1999 and at least 40 stores in 2000.

     . Enhance Sales Productivity. We have achieved average comparable store sales growth of 13.7%, 18.3% and 12.1% in 1996, 1997 and 1998, respectively. Tuesday Morning continues to refine its merchandise mix and improve the quality of its product offerings, resulting in an increase in the number of customer transactions and the average transaction value per customer.

     . Capitalize on Favorable Industry Dynamics. Tuesday Morning believes that it is benefitting from broad consumer trends, including an increase in investment for the home and a growing emphasis on value. In addition, we are benefitting from current trends in the retail industry. As inventory risks shift from retailer to manufacturer and new products and packaging proliferate, closeout retailers are becoming an integral part of manufacturers' overall distribution strategies. As a result, manufacturers are increasingly looking for larger, more sophisticated closeout retailers that can purchase large and varied quantities of merchandise and control the distribution and advertising of specific products to minimize disruption to the manufacturers' traditional distribution channels.

     . Leverage Technology and Workforce. We believe that our investments in information systems and inventory control technology and the doubling of our staff of experienced, specialized buyers over the last four years will bolster future growth in the breadth of our product offerings and will provide the support necessary for new store openings for the foreseeable future. We have been able to leverage our investments in infrastructure over a higher sales base. Our selling, general and administrative expenses have declined as a percentage of net sales from 30.3% in 1994 to 23.9% in 1998 primarily as a result of this leverage.

Industry Trends

      As a leading retailer of home furnishings, gifts and related items, we believe we are well positioned to benefit from favorable consumer trends, including an increase in investment in the home and a growing emphasis on value. According to a leading trade publication, sales in the home furnishings market (including furniture, textiles and other household equipment) were $141 billion in 1997 and have grown at a compound annual rate of 7.9% between 1992 and 1997.

      Closeout merchandise is available to closeout retailers at low prices for a variety of reasons, including the inability of a manufacturer to sell merchandise through regular channels, the discontinuance of merchandise due to a style or color change, the cancellation of orders placed by other retailers and the termination of business by a manufacturer or wholesaler. Occasionally, the closeout retailer may be able to purchase closeout merchandise because a manufacturer has excess raw materials or production capacity. Closeout retailers typically have lower merchandise costs than general merchandisers. Lower capital expenditures and operating costs allow them to deliver superior financial performance and deliver higher customer value.

      Tuesday Morning is distinguishable from its competitors in several respects. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while Tuesday Morning's focus is on upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle income consumers, while Tuesday Morning generally caters to higher-income customers. Finally, unlike other closeout retailers which operate on a year-round basis, Tuesday Morning operates on an event sale basis. Tuesday Morning believes that its periodic schedule of openings creates a sense of urgency and excitement on the part of its customers because they know the store is only open for a short period of time and that the availability of merchandise in our stores is limited.

      As a closeout retailer of high quality merchandise, Tuesday Morning also benefits from several trends in the retailing industry. The increase in just-in-time inventory management techniques and the rise in retailer consolidations have both resulted in a shift of inventory risk from retailers to manufacturers. Department stores and other traditional general merchandisers increasingly focus on their most productive merchandising categories. This change in focus causes department stores to exit certain categories, specifically home furnishings and gift items, creating opportunities for us. Furthermore, in response to an increasingly competitive market, manufacturers are introducing new products and new packaging more frequently. Tuesday Morning believes that these trends have helped make the closeout retailer an integral part of manufacturers' overall distribution strategies. As a result, manufacturers are increasingly looking for larger, more sophisticated closeout retailers such as us that can purchase larger and more varied quantities of merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers' traditional distribution channels.

      Tuesday Morning believes the aging of baby boomers--those born between 1947 and 1964--has a positive impact on the home decor market. Home ownership among 35 to 44 year olds was 66.9% in 1995 versus 36.2% for 25 to 29 year olds and 53.6% for 30 to 34 year olds. The rate climbs to 75.7% as people move into the 45 to 54 year old category. According to U.S. Census estimates, over the next ten years, the number of people within the 45 to 54 age group will become the largest age group in our population, resulting in a probable increase in expenditures on home decor. This age group also is at the peak of household income levels and spends a high percentage of their income on home furnishings (25.0%). In addition, the size of new single family homes is growing. In 1971, 9% of new homes built were over 2,400 square feet compared to 30% in 1996. This benefits the home decor market as people purchase more items to fill these larger homes.

Merchandise

      Tuesday Morning sells upscale home furnishings, gifts and related items. We do not sell seconds, irregulars or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in first quality, brand name merchandise such as Ralph Lauren bed linens, Waterman pens, Limoges hand-decorated boxes, Steinbach collectible nutcrackers, Steiff stuffed animals, Royal Dalton china and giftware, Farberware cookware, Martex bath towels, Samsonite luggage, Spode china, Madame Alexander dolls and many others. We maintain in excess of 100,000 SKUs from approximately 1,100 vendors.

      Tuesday Morning differs from discount retailers in that it does not stock continuing lines of merchandise. We offer a continuity of merchandise categories with ever-changing individual product offerings, thus providing our customers a higher proportion of new merchandise than general merchandisers.

      Since its inception, Tuesday Morning has not experienced any significant difficulty in obtaining high quality closeout merchandise in adequate volumes and at suitable prices. For the year ended December 31, 1998, Tuesday Morning's top ten vendors accounted for approximately 20.9% of total purchases, with no one vendor accounting for more than 5%.

Pricing

      Tuesday Morning's pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all Tuesday Morning stores. Once a price is determined for a particular item, labels displaying Tuesday Morning's three-tiered pricing strategy are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and the Tuesday Morning closeout price. Tuesday Morning's management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our advanced management information systems help us control product pricing, and the availability of daily sales and inventory information enables us to markdown unsold merchandise on a timely and systematic basis and thereby more effectively manage inventory levels.

Advertising

      Tuesday Morning plans and implements an advertising program for each sales event. Prior to each sales event, Tuesday Morning initiates a direct mailing to its 4,800,000 preferred customers. These direct mailings offer customers the opportunity to purchase merchandise prior to the advertising of a sales event to the general public. After the first three days of each sales event, Tuesday Morning commences an advertising campaign in local newspapers in each of its markets, emphasizing the significant price reductions available to customers and the high quality of the merchandise offered. During a sales event, we also use in-store promotion banners.

Store Operations

      As of March 15, 1999, Tuesday Morning operated 354 stores in 36 states. Tuesday Morning does not keep its stores open throughout the year, but instead opens them seven times a year to conduct approximately four to seven week sales events during the retailing industry's peak selling seasons. These events generally occur during the last six weeks of the first quarter, the last eight weeks of the second and third quarters (which includes two events each) and the last 12 weeks of the fourth quarter (which also includes two events). To encourage new and repeat shopping visits for each sales event, Tuesday Morning has increased the frequency of merchandise shipments during a sales event. During each shipment, new items are delivered, stocked and promoted in every Tuesday Morning store. Tuesday Morning stores are closed to the public between sales events, and are used in these periods only to carry-over inventory and to restock new merchandise for the next sales event.

      Tuesday Morning utilizes a "no-frills" approach to presenting merchandise. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain a minimum inventory in stockrooms. We sell most merchandise in its original shipping carton. Because we sell most merchandise on a self-service basis, Tuesday Morning does not employ people solely to assist customers in locating merchandise or making selections.

Store Management

      Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with company guidelines and established procedures. Store managers are full-time employees. When sales events are not in progress, these employees review store inventory and supervise restocking activities in preparation for the next sales event. Tuesday Morning employs temporary employees at each Tuesday Morning store to serve as cashiers and to assist in stocking during each sales event. These temporary employees generally return to work in subsequent sales events, reducing the need for new hiring prior to each sales event. Typically, Tuesday Morning will employ more temporary employees during the first few days of a sale, when customer traffic is highest.

      Tuesday Morning management and area managers visit selected stores while sales are in progress to review inventory levels and presentation, personnel performance, expense controls, security and adherence to company procedures. In addition, regional and area managers periodically meet with management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sales events.

Site Selection

      We added 32 stores to our store base in 1998 and plan to increase our store base by at least 35 stores in 1999 and at least 40 stores in 2000. New stores will be located in both new and existing markets. We expect the new stores to be similar in size, appearance and operation to existing stores. Through our opportunistic real estate strategies, we have identified as potential locations for future stores approximately 500 additional sites near our targeted customers.

      When selecting sites for new store locations, Tuesday Morning reviews detailed demographic information for each new market area and generally limits its potential store locations to upper middle class communities. In order to reduce rental expense, Tuesday Morning does not select prime real estate sites. We believe that our customers are attracted to our stores principally by event selling, advertising and direct mail marketing initiatives that emphasize the large assortment of high quality merchandise and low prices, rather than by location. Tuesday Morning has generally selected sites where there is a suitable existing building requiring minimal refurbishing.

Store Locations

      Tuesday Morning currently operates 354 stores in 36 states. The size of our stores generally range from 5,000 to 10,000 square feet and average approximately 6,800 square feet. The table below sets forth the location of Tuesday Morning stores by market:


                                    MINNESOTA

ALABAMA          GEORGIA            Minn/St. Paul (7)  PENNSYLVANIA
Birmingham (3)   Albany             Rochester          Harrisburg (2)
Huntsville                                             Philadelphia (2)

                 Athens
Mobile (2)

                 Atlanta (11)       MISSISSIPPI

                 Augusta            Gulfport (2)       SOUTH CAROLINA
ARIZONA          Columbus           Hattiesburg        Charleston (3)
Phoenix (4)      Macon              Jackson            Columbia (2)
Tucson (2)                                             Greenville

                 Savannah

                                    MISSOURI           Myrtle Beach

ARKANSAS

                 ILLINOIS           Columbia
Fayetteville     Bloomington        Kansas City (2)    SOUTH DAKOTA
Little Rock (3)  Chicago (12)       St. Louis (6)      Sioux Falls
Ft. Smith

                                    Springfield

Pine Bluff                                             TENNESSEE

                 INDIANA

                 Evansville         NEBRASKA           Chattanooga
CALIFORNIA       Indianapolis (4)   Lincoln            Knoxville (2)
Fresno (2)                          Omaha (2)          Memphis (3)

Los Angeles (23)                                       Nashville (2)

                 IOWA
Palm Springs

                 Des Moines         NEVADA
Sacramento (3)   Cedar Rapids       Las Vegas (4)      TEXAS
San Diego (4)                                          Abilene


San Francisco (9)KANSAS             NEW JERSEY         Amarillo
Santa Barbara    Kansas City (3)    Monmouth (3)       Austin (3)

                                                       Beaumont

                 Topeka
COLORADO         Wichita (2)        NEW MEXICO         Corpus Christi
Boulder (2)                         Albuquerque (2)    Dallas (15)

Col. Springs     KENTUCKY           Santa Fe           El Paso (2)
Denver (7)                                             Ft. Worth (9)

                 Lexington
Fort Collins     Louisville (3)     NORTH CAROLINA     Houston (15)

                 Owensboro          Asheville          Longview
CONNECTICUT                         Charlotte (3)      Lubbock

Danbury          LOUISIANA          Durham             Midland
Fairfield        Alexandria         Greensboro         San Antonio (6)
Hartford (3)     Baton Rouge (2)    Raleigh (3)        Tyler
New Haven        Lafayette          Wilmington         Waco


                 Lake Charles       Winston-Salem
DELAWARE                                               UTAH

                 New Orleans (4)
Wilmington (2)   Shreveport         OHIO               Orem


                                    Cincinnati (4)

FLORIDA          MARYLAND           Cleveland (4)      VIRGINIA
Boca Raton       Annapolis (2)      Columbus (4)       Charlottesville
Ft. Lauderdale (5)                                     Roanoke

                 Baltimore (6)
Gainesville                         OKLAHOMA           Richmond (3)
                 Washington, D.C. (4)
Jacksonville (3)                    Oklahoma City (3)  Washington, D.C. (9)

Miami (5)

                 MICHIGAN           Norman
Ocala            Detroit (5)        Tulsa              WISCONSIN
Orlando (4)                                            Appleton

                 Grand Rapids (2)
Pensacola        Lansing            OREGON             Madison
Palm Beach (7)                      Portland           Milwaukee (3)
Tallahassee                                            Oshkosh
Tampa (3)

Warehousing and Distribution

      An important aspect of Tuesday Morning's success involves its ability to warehouse and distribute merchandise quickly and efficiently. Virtually all merchandise is received by Tuesday Morning at its central warehouse and distribution facilities in the Dallas, Texas metropolitan area, where it is inspected, counted, priced, ticketed and designated for individual stores. Tuesday Morning warehouses merchandise until shortly before each sale, at which time merchandise is distributed to individual Tuesday Morning stores, where it usually remains until sold at that sale or later sales. We generally carry similar merchandise in each of our stores. The amount of inventory carried by any single store varies depending upon the size and projected sales for that store. Consistent with our sales event strategy, we do not maintain replenishment inventory in our warehouse and distribution facilities. Restocking of merchandise occurs only in successive sales events or in scheduled merchandise shipments during a sales event, but does not occur in response to sales activity within individual stores.

      Tuesday Morning has an automated warehouse processing system which includes high-speed bar code scanners and radio frequency terminals installed in its forklifts which facilitate efficient sorting and loading of high merchandise volumes for immediate store delivery. With this technology, we can instantly locate a piece of merchandise within our 910,000 square feet of warehousing space. Tuesday Morning also utilizes third party warehousing in California and Illinois for forward staging of processed merchandise in order to reduce restocking lead times as well as to reduce the size of stock rooms in the areas where real estate costs are expensive and store sizes are relatively small. See "Management Information Systems."

      Tuesday Morning utilizes a leased fleet of trucks and trailers to distribute merchandise to its stores. In addition, at peak stocking periods, Tuesday Morning uses common and contract carriers to distribute merchandise to stores.

Management Information Systems

      We maintain a corporate local area network computer system which fully integrates purchase orders, imports, transportation, distribution, point of sale and financial systems. Tuesday Morning has invested over $11.5 million over the last seven years in computers, bar code scanners and radio frequency terminals, software programming and related equipment, technology and training. No significant expenditures for management information systems are anticipated in the foreseeable future.

      All of the hardware and software for our systems have been replaced or rewritten since 1992. As these systems were replaced or rewritten, they were designed to be Y2K compliant if available. Our distribution systems track inventory in each of our warehouses using bar coded labels and scanners which are linked through a radio frequency to an IBM 6000 computer and are connected to the corporate network.

      Product allocation is suggested by a sophisticated computer system and approved or overriden by the buyer responsible for the merchandise. Bar coded price tickets are attached to individual pieces of merchandise and bar coded carton labels are used for tracking merchandise to the stores. Daily sales information at the SKU level is collected at more than 1,100 IBM computer-based registers which are polled each evening to update the corporate systems. Sales information, inventory information, open to buy, and warehouse production information is distributed daily to all levels of management. Other reports are distributed to the individuals or groups that have responsibility for specific segments of the business. These reports are, however, available to anyone in management.

Trademarks and Tradenames

      We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office.

Competition

      Tuesday Morning currently competes against a diverse group of retailers, including department and discount stores, which sell, among other products, home furnishing products similar and often identical to those Tuesday Morning sells and at times at reduced prices. Tuesday Morning also competes in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that Tuesday Morning sells. Certain of these competitors have substantially greater financial resources that may increase their ability to purchase inventory at lower costs or to initiate and sustain predatory price competition.

      Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at suitable prices. In addition, we distinguish ourselves from other retailers by using an event based selling strategy. Tuesday Morning is distinguishable from its competitors in several respects. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while Tuesday Morning's focus is on upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle income consumers, while Tuesday Morning generally caters to higher-income customers. Finally, unlike other closeout retailers which operate on a year-round basis, Tuesday Morning operates on an event sale basis. Tuesday Morning believes that its periodic schedule of openings creates a sense of urgency and excitement on the part of its customers because they know the store is only open for a short period of time and that the availability of merchandise in our stores is limited. We compete with other retail establishments by offering a higher proportion of new merchandise which provides the customer with a greater variety and selection of high quality merchandise at prices which we believe the customer will recognize as significant values.

Employees

      At December 31, 1998, Tuesday Morning employed 980 persons on a full-time basis and 3,229 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Cautionary Notice Regarding Forward-Looking Statements

      Forward-looking statements in this release are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risk and uncertainties including, but not limited to: continued acceptance of the company's products in the marketplace, competitive factors, the availability of close-out merchandise, consumer spending patterns, general economic trends, the availability of new store locations, and other risks detailed in the company's periodic report filings with the Securities and Exchange Commission.

Item 2. Properties

      Tuesday Morning owns one store located adjacent to its corporate offices in the Dallas, Texas metropolitan area. All of our other stores are leased from unaffiliated parties. The leases for the stores open on December 31, 1998 provide for rentals which ranged from $1.88 to $22.56 per square foot per year, with an average annual rental of $8.50 per square foot. The annual rent per store is generally below $50,000 and store rent, as a percent of net sales, was 4.7% for the year ended December 31, 1998. At December 31, 1998, the remaining maturities of such leases ranged from three months to approximately ten years, with the average term of a store lease being approximately five years. New store leases typically include "kick clauses," which allow Tuesday Morning to exit the lease after 18 to 21 months after entering into the lease if the store does not achieve sales expectations or another location appears superior. These kick clauses, when combined with our inexpensive and portable store fixtures, provide Tuesday Morning with significant downside protection in opening new stores by allowing it to quickly and cheaply vacate a site that does not meet sales expectations. As a result, we seldom operate locations with negative store level operating income.

      Tuesday Morning owns approximately 400,000 square feet of building space in the Dallas, Texas metropolitan area. This space houses our corporate offices, our main warehouse distribution facility and one store. Tuesday Morning also leases 230,000 square feet of warehouse space in the same area and is currently negotiating the purchase of this warehouse. In addition, Tuesday Morning has entered into a five-year lease for 280,000 square feet of warehouse space in the same area which commenced in May 1997. Beginning August 1, 1999, Tuesday Morning has an option to lease an additional 282,000 square feet of warehouse space near its corporate headquarters. These current distribution facilities, supplemented with short term rentals for peak times each year, are considered adequate to meet warehouse space requirements for the next several years.

Item 3. Legal Proceedings

      We are not aware of any legal proceedings pending or threatened against us that we expect would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of Tuesday Morning during the quarter ended December 31, 1998.

                                    PART II

Item 5. Market Price of Registrant's Common Stock and Related Shareholder
        Matters

      Tuesday Morning's Senior Subordinated Notes, Senior Exchangeable Preferred and a portion of its common stock trade on the PORTAL system through rule 144A. There were approximately 36 holders of common stock as of March 1, 1999.

      We have never declared or paid any cash dividends on our common stock. Tuesday Morning currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any dividends on our common stock in the foreseeable future. In addition, our senior credit facility prohibits the payment of dividends and the indenture governing our senior subordinated notes limits the payment of dividends. See Note 7 to Notes to Consolidated Financial Statements.

      Since March 12, 1996, the Company has sold or issued the following unregistered securities:

1. On December 29, 1997, the connection with the recapitalization (the "Recapitalization") of substantially all of the Company's common stock, certain members of the Company's management team invested for an aggregate purchase of $7.5 million in shares of junior preferred stock and common stock of the Company. In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Section 4(2) of the Securities Act.

2. On December 29, 1997, in connection with the Recapitalization, Madison Dearborn Capital Partners, II, L.P. acquired 3,216,030 shares of the Company's common stock and 80,794 shares of Junior Redeemable Preferred Stock of the Company for an aggregate purchase price of $85.4 million. In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Section 4(2) of the Securities Act.

3. On December 29, 1997, in connection with financing the Recapitalization consideration, the Company issued 11% Senior Subordinated Notes (which were subsequently exchanged for 11% Series B senior notes in a registered exchange offering) for an aggregate purchase price of $100 million. In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Rule 144A of the Securities Act.

4. On December 29, 1997, in connection with financing the Recapitalization consideration, the Company issued 250,000 units, each unit consisting of one share of the Company's common stock and one share of the Company's Senior Exchangeable Redeemable Preferred Stock for an aggregate purchase price of $25 million. In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Rule 144A of the Securities Act.

5. On December 29, 1997, the Company granted options to one person to purchase an aggregate of 125,000 shares of common stock. On February 15, 1998, the Company granted options to 31 persons to purchase an aggregate of 218,758 shares of common stock. On November 15, 1998, the Company granted options to 9 persons to purchase an aggregate of 20,667 shares of common stock. All of these options were granted pursuant to the Company's 1997 Long-Term Equity Incentive Plan for purchase prices ranging from $1.43 to $10.00 per share. In issuing such securities, the Company relied on the exemption from the registration and prospectus delivery requirements of the Securities Act provided by Rule 701 of the Securities Act.

Item 6. Selected Financial Data

      The selected consolidated financial and operating data presented below for, and as of each of the fiscal years in the five-year period ended December 31, 1998, is derived from the audited Consolidated Financial Statements of Tuesday Morning. The selected consolidated financial and operating data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, "Capitalization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1994      1995      1996      1997      1998
                               --------  --------  --------  --------  --------
Statement of Operations Data:
 Net sales...................  $190,081  $210,265  $256,756  $327,307  $396,095
 Cost of sales...............   126,931   137,427   165,189   208,432   257,037
                               --------  --------  --------  --------  --------
 Gross profit................    63,150    72,838    91,567   118,875   139,058
 Selling, general and
  administrative expenses....    57,523    63,040    71,167    82,939    94,843
 Recapitalization fees and
  expenses (1)...............       --        --        --     33,960       129
                               --------  --------  --------  --------  --------
 Operating income............     5,627     9,798    20,400     1,976    44,086
 Net interest and other
  income (expense)...........    (1,611)   (2,534)   (1,892)   (2,294)  (22,726)
                               --------  --------  --------  --------  --------
 Income (loss) before income
  taxes......................     4,016     7,264    18,508      (318)   21,360
 Income tax expense..........     1,365     2,491     6,992     3,246     8,208
                               --------  --------  --------  --------  --------
 Net income (loss)...........     2,651     4,773    11,516    (3,564)   13,152
 Preferred dividends.........       --        --        --        (57)  (10,966)
                               --------  --------  --------  --------  --------
 Net income (loss) available
  to common..................  $  2,651  $  4,773  $ 11,516  $ (3,621) $  2,186
 Earnings (loss) per share:
  (2)
 Basic.......................  $  (0.83)    (0.60)     0.13     (1.49)     0.58
 Diluted.....................     (0.83)    (0.60)     0.12     (1.49)     0.55
 Weighted average shares
  outstanding
 Basic.......................     9,227     9,314     9,348     9,342     3,767
 Diluted.....................     9,227     9,314     9,772     9,342     3,975
Operating Data:
 Number of stores:
 Beginning of period.........       235       246       260       286       315
 Opened during period........        22        32        33        31        35
 Closed during period........       (11)      (18)       (7)       (2)       (3)
                               --------  --------  --------  --------  --------
 Open at end of period.......       246       260       286       315       347
                               ========  ========  ========  ========  ========
 Comparable store sales
  increase (3)...............       4.2%      6.4%     13.7%     18.3%     12.1%
 Average annual sales per
  store (4)..................  $    792  $    829  $    925  $  1,066  $  1,171
 Average square feet per
  store......................     6,908     6,403     6,427     6,591     6,826
Balance Sheet Data (at period
 end):
 Working capital.............  $ 32,593  $ 39,115  $ 49,568  $ 61,233  $ 70,507
 Total assets................    89,403    94,243   121,757   168,924   155,319
 Total debt, including
  current portion ...........    10,127     8,398     6,622   214,977   205,197
 Senior exchangeable
  redeemable preferred
  stock......................       --        --        --     24,661    28,231
 Junior redeemable preferred
  stock......................       --        --        --     85,998    85,998
 Junior perpetual preferred
  stock......................       --        --        --      1,930     1,930
 Total shareholders' equity
  (deficit)..................    58,630    63,648    75,528  (219,874) (217,623)

--------

(1) Recapitalization fees and expenses are related to the acquisition of our stock in December 1997 by Madison Dearborn Capital Partners II, L.P., certain unaffiliated investors and certain members of management and consisted of compensation paid in lieu of options of $25.0 million and fees and expenses of $9.0 million.

(2) Basic and diluted earnings per share have replaced primary and fully diluted earnings per share in accordance with SFAS 128. See Note 16 to the consolidated financial statements for the calculation of earnings per share for 1996, 1997 and 1998. The company used the same computation/methodology for calculating 1994 and 1995 earnings per share as was used in calculating 1996 and 1997 earnings per share.

(3) Comparable store sales are computed by comparing sales for stores open during the same sales event in the current and previous year. Stores are open for the full event whereas store openings and closings generally occur between events.

(4) Average annual sales per store is the sum of the average of the sales per store for each quarter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Tuesday Morning is the leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and, over the next 25 years, have grown nationwide, increasing our store base to 354 stores in 36 states.

      Our stores are destination-oriented and can therefore be located in secondary locations of major suburban markets, such as strip malls and warehouse zones, near our upscale target customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format which allows us to use a wide variety of space configurations effectively. As a result of this opportunistic approach to site selection, our real estate costs, averaging approximately $8.50 per square foot, are significantly lower than those of many other retailers. Of the new stores opened in 1998, we spent approximately $65,000 per store for fixture and start-up costs, plus an additional $251,000 for on-hand inventory. Average sales per store and store level operating income in 1998 were $1,171,000 and $133,000, respectively. Store level operating income excludes allocation of corporate overhead but includes warehouse, distribution and advertising expenses.

      In the early 1990's, we instituted a number of strategic initiatives that would allow us to better manage our business and improve our operating performance. The initiatives included appointing Jerry Smith as our President and Chief Operating Officer, doubling our buying staff, re-engineering our warehouse, and making substantial investments in our management information systems including adding point of sale registers in all our stores. Our investment in management information systems of over $11.5 million since 1992 has given our buying staff improved access to inventory and sales data and allowed us to offer better merchandise and improved pricing. We believe that our management information systems are among the most advanced in the retail industry. Tuesday Morning's results since 1995 reflect these initiatives. In 1998, Tuesday Morning recorded net sales of $396.1 million and operating income of $44.1 million, representing compounded annual growth of 23.5% and 65.1%, respectively, since 1995. Our sales growth has been driven by new store openings as well as annual increases in comparable store sales of 13.7%, 18.3% and 12.1% in 1996, 1997 and 1998, respectively.

      Between 1986 and 1997, Tuesday Morning was a publicly traded company. On December 29, 1997, Madison Dearborn Capital Partners II, L.P. ("Madison Dearborn"), certain unaffiliated investors and certain members of our management acquired substantially all of our outstanding capital stock. The financing of the acquisition consideration of $324.9 million net of fees included aggregate equity investments of $117.9 million from Madison Dearborn, such investors and management, borrowings under a $200.0 million senior credit facility and the proceeds from the sale of our $100.0 million principal amount of senior subordinated notes.

      Despite significant leverage, we have continued to operate profitably (excluding recapitalization fees and expenses in 1997) and to expand our store base, adding 32 stores in 1998 and seven stores to date in 1999. Additionally, we anticipate adding a total of at least 35 stores to our store base in 1999 and at least 40 stores in 2000.

      Tuesday Morning has adopted an accounting policy related to expensing pre-opening costs effective January 1, 1999 and now expenses pre-opening costs as incurred. This change in accounting policy will not have a material impact on our financial results.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. We cannot assure you that the trends in sales growth or operating results will continue in the future.

                                 Year Ended December 31,
                                 --------------------------
                                  1996     1997      1998
                                 -------  -------   -------
     Net sales.................    100.0%   100.0%    100.0%
     Cost of sales.............     64.3     63.7      64.9
                                 -------  -------   -------
       Gross profit............     35.7     36.3      35.1
     Selling, general and
      administrative expenses..     27.7     25.3      23.9
     Recapitalization fees and
      expenses.................      --      10.4       0.0
                                 -------  -------   -------
       Operating income........      7.9      0.6      11.1
     Net interest and other
      income (expense).........     (0.7)    (0.7)     (5.7)
                                 -------  -------   -------
       Income (loss) before
        income taxes...........      7.2     (0.1)      5.4
     Income tax expense........      2.7      1.0       2.1
                                 -------  -------   -------
       Net income (loss).......      4.5%    (1.1)%     3.3%
                                 =======  =======   =======
     Number of stores open at
      end of period............      286      315       347

1998 Compared to 1997

      Net sales increased $68.8 million or 21.0% to $396.1 million in 1998 from $327.3 million in 1997. The increase in net sales was the result of $32.7 million in sales from new stores and a 12.1% increase in comparable store sales. Average annual sales per store increased $105,000 or 9.8% to $1,171,000 in 1998 from $1,066,000 in 1997. The growth of our comparable store sales rose due to increases in the number of customer transactions and the average transaction value per customer.

      Gross profit increased $20.2 million or 17.0% to $139.1 million in 1998 from $118.9 million in 1997. Gross profit as a percentage of net sales declined to 35.1% in 1998 from 36.3% in 1997. This 1.2% decline was comprised of improvements in product cost of 0.4% offset by markdown increases of 1.1% and increases in the cost of buying, distribution and freight of 0.5%. Markdowns increased primarily due to the liquidation of our fine jewelry inventory in conjunction with our decision to exit this product category at the time of the December 1997 recapitalization. This category decreased from 55 jewelry centers at the beginning of 1998 to three at the beginning of 1999. Increases in buying, distribution and freight were attributable to the addition of a second warehouse shift and the addition of warehouse space in anticipation of future growth.

      Selling, general and administrative expenses increased $11.9 million or 14.4% to $94.8 million in 1998 from $82.9 million in 1997. This percentage increase was significantly less than our 21.0% increase in net sales. As a result, our selling, general and administrative expenses declined as a percentage of net sales to 23.9% in 1998 from 25.3% in 1997.

      Net interest and other income (expense) increased $20.4 million to $22.7 million in 1998 from $2.3 million in 1997 due primarily to the interest expense incurred in 1998 as a result of the Recapitalization on December 29, 1997, as discussed in more detail below.

      Income tax expense increased $5.0 million to $8.2 million in 1998 from $3.2 million in 1997. This increase was due to higher levels of income in 1998 as compared to 1997, somewhat offset by certain nondeductible transaction fees and expenses incurred during 1997 in connection with the December 1997 Recapitalization. Our effective income tax rate was 38.4% in 1998 and was not meaningful in 1997 due to the nondeductible fees and expenses referred to above and the lower level of earnings in 1997.

1997 Compared to 1996

      Net sales increased $70.5 million or 27.5% to $327.3 million in 1997 from $256.8 million in 1996. The increase in net sales was the result of $25.2 million in sales from new stores and an 18.3% increase in comparable store sales. Average annual sales per store increased $141,000 or 15.2% to $1,066,000 in 1997 from $925,000 in 1996.

      Gross profit increased $27.3 million or 29.8% to $118.9 million in 1997 from $91.6 million in 1996. Gross profit as a percentage of net sales increased to 36.3% in 1997 from 35.7% in 1996, primarily due to our ability to leverage certain buying and distribution costs over a higher sales base.

      Selling, general and administrative expenses also benefitted from similar leverage. These expenses increased $11.8 million or 16.5% to $82.9 million in 1997 from $71.2 million in 1996 due to the addition of 29 stores to our store base and inflationary and wage increases. However, these expenses declined as a percentage of net sales to 25.3% in 1997 from 27.7% in 1996 due to the leverage resulting from increased net sales.

      Recapitalization fees and expenses consisted of compensation paid in lieu of options of $25.0 million and fees and expenses of $9.0 million incurred in connection with the transaction. Fees and expenses of $9.5 million relating to the debt incurred in connection with the Recapitalization were capitalized and will be amortized over the life of the debt.

      Net interest and other income (expense) increased from $1.9 million in 1996 to $2.3 million in 1997 due to a slight increase in borrowings related to an increase in our average borrowings associated with our growth.

      Income tax expense decreased $3.8 million to $3.2 million in 1997 from $7.0 million in 1996. This decrease was due to the lower levels of income in 1997 as compared to 1996, somewhat offset by certain nondeductible transaction fees and expenses incurred in the Recapitalization in 1997. Our effective income tax rate was not meaningful in 1997 due to the nondeductible fees and expenses referred to above and the lower level of earnings. Our effective tax rate was 37.8% in 1996.

Seasonality

      We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and most of our operating income being generated in the fourth quarter, which includes the Christmas selling season. Net sales in the fourth quarter accounted for over 44% of annual net sales in each of the last three years, and operating income excluding recapitalization fees and expenses for the fourth quarters of 1996, 1997 and 1998 accounted for approximately 89.1%, 71.5% and 64.8%, respectively, of annual operating income for such years.

      The following tables set forth certain quarterly financial data as percentages of net sales, other than number of stores open at end of period, for the eight quarters ended December 31, 1998. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with Tuesday Morning's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period.

                                              Three months ended
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                   1998      1998       1998          1998
                                 --------- -------- ------------- ------------
     Net sales..................   100.0%   100.0%      100.0%       100.0%
     Gross profit...............    38.0     32.2        39.2         33.7
     Recapitalization fees and
      expenses..................     --       --          --           --
     Operating income...........     5.9      5.0         9.9         16.4
     Net income (loss)..........    (2.5)    (1.4)        2.1          8.2
     Number of stores open at
      end of period.............     323      333         333          347
                                              Three months ended
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                   1997      1997       1997          1997
                                 --------- -------- ------------- ------------
     Net sales..................   100.0%   100.0%      100.0%       100.0%
     Gross profit...............    37.7     34.1        39.8         35.4
     Recapitalization fees and
      expenses..................     --       --          --          22.9
     Operating income (loss)....     3.0      4.7         8.8         (5.6)
     Net income (loss)..........     1.6      2.5         4.5         (6.0)
     Number of stores open at
      end of period.............     291      298         304          315

      Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of products sold, pricing, store closings or relocations, competitive factors and general economic conditions. The timing of sales events could impact the weighting of sales between quarters. For example, the opening day of our sixth sales event will fall in the third quarter of 1999, whereas in 1998 the opening day of that sales event fell in the fourth quarter.

Inflation

      In our opinion, inflation has not had a material adverse effect on our results of operations. We cannot assure you, however, that inflation will not materially affect us in the future.

Liquidity and Capital Resources

      We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

      Net cash flows from operating activities in 1996, 1997 and 1998 were $10.6 million, $1.2 million and $4.0 million, respectively. Net cash flows from operating activities declined in 1997 due primarily to charges incurred in the December 1997 recapitalization. The increase in 1998 was attributable to an increase in operating income partially offset by an increase in interest expense resulting from Tuesday Morning's leveraged capital structure. Cash and cash equivalents as of December 31, 1996, 1997 and 1998 were $10.8 million, $23.5 million and $20.3 million, respectively.

      Capital expenditures, principally associated with new store openings and warehouse systems enhancements, were $4.2 million, $5.3 million and $4.7 million for 1996, 1997 and 1998, respectively. We expect to spend approximately $12 million for capital expenditures in 1999, including approximately $6.5 million related to the anticipated purchase of a warehouse we are currently leasing.

      As part of the Recapitalization on December 29, 1997, we entered into the senior credit facility, which is comprised of $110.0 million in term loans and a $90.0 million revolving credit facility. Subject to compliance with the terms of the senior credit facility and the indenture for our senior subordinated notes, borrowings under the revolving credit facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At December 31, 1998, we had outstanding $101.5 million under the term loans and no amounts outstanding under the revolving credit facility, with $40.6 million of remaining availability based on eligible inventory. The term A loan ($35.6 million at December 31, 1998) and the revolving credit facility loans mature in December 2002, and the term B loan ($65.9 million at December 31, 1998) will mature in December 2004. For 30 consecutive days during each 12 month period beginning on April 1 of each year, the aggregate principal amount of loans outstanding under the revolving credit facility may not exceed $15.0 million.

      The instruments governing Tuesday Morning's indebtedness, including the senior credit facility and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, the ability of Tuesday Morning and its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, make capital expenditures, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of their assets.

      On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock. The Company intends to use estimated net proceeds of $80.2 million to redeem 35% of their Senior Subordinated Notes, all of the outstanding shares of Senior Preferred Stock and a portion of the Junior Preferred Stocks. Also, in conjunction with the stock offering, the Company intends to convert all of the remaining shares of Junior Preferred Stocks into common stock. In connection with the redemption of a portion of the Senior Subordinated Notes, the Company expects to incur an extraordinary charge, net of income taxes, of approximately $3.3 million in the second quarter of 1999.

      Irrespective of the success of the offering, we anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments through 2000.

Year 2000

      We recognize that our business could be adversely affected by hardware and software errors arising from calculations using the Year 2000 and beyond ("Y2K"). Y2K could adversely affect our ability to obtain, distribute and process merchandise, run our stores, deal with our customers and handle daily business functions, and receive payment from our customers and utilize these funds in our business.

      We have taken various steps in each of these areas to minimize the risk that our business will be adversely affected. Our ability to obtain merchandise is dependent on vendors, freight companies, ports of entry and U.S. Customs. We have informally polled our largest vendors and, based on the information we have obtained, believe that their systems are, or will be, Y2K compliant. In addition, we have contacted our primary freight companies and, based on the information we have obtained, believe that their systems are also Y2K compliant. U.S. Customs has stated on its website that its systems are Y2K compliant.

      In order to determine that our internal operations are Y2K compliant we have taken an inventory of all computer software programs and hardware. We have determined that our merchandise purchasing, inventory management, shipping and receiving, sales reporting, financial reporting and cash management systems are Y2K compliant. Our remaining system upgrade requirements have been identified, tested and scheduled for installation or completion by August 1, 1999. One of our four file servers has been updated, and the remaining three will be updated by July 15, 1999. A third party vendor will upgrade our point-of-sale software to the latest version by August 1, 1999 and we will update point-of-sale hardware by July 31, 1999. Direct expenditures and internal costs for these upgrades and updates have been and are expected to remain immaterial to our operations. We have evaluated our non-information technology systems, such as our general office security systems, store security systems, corporate access systems, environmental systems and phone systems. We have found that they are Y2K compliant with the exception of the corporate access system. This system will be upgraded by July 31, 1999.

      Our ability to receive payment from our customers and utilize these funds in our business is dependent on credit card processing companies and banks. We have contacted these companies and have been assured that their systems are, or will be, Y2K compliant.

      We recognize that our failure to resolve internal Y2K issues could result, in the worst case, in our inability to distribute merchandise to our stores and to process our daily business for some period of time. However, we presently believe that scenario is unlikely based on our Y2K remediation plan. The failure of one or more of our third party service providers to resolve Y2K issues could also result, in a worst case scenario, in a business interruption. In addition, the failure of one or more of our merchandise suppliers to resolve their own Y2K issues could negatively affect us. The lost revenues, if any, resulting from a worst case scenario would depend on the length of time during which such failure goes uncorrected and on how widespread the impact.

      Our Y2K exposure is mitigated by the following factors: (1) no vendor accounts for more than 5% of our purchases; (2) we will receive substantially all of our merchandise for the first sales event of 2000 before January 1, 2000; (3) our first sales event of 2000 is scheduled to begin six weeks after January 1, 2000; and (4) there is neither a contractual nor business reason for us to buy a specific product from a specific vendor.

      In order to further mitigate any business interruption caused by third parties, we believe that we can easily change vendors, freight companies or ports of entry if we find that we are unable to receive merchandise from specific vendors. We plan to test credit card processing in January 2000 and will change processors if necessary. Our cash management is handled by several banks and if necessary can be shifted if one or more of these banks will not permit us to access our funds.

      Although Y2K issues or unanticipated or undiscovered Y2K compliance problems could impact our operations, we believe that it is unlikely that Y2K issues or problems will significantly adversely affect us. Our Y2K compliance costs have totalled $110,000 (excluding scheduled upgrades).


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Tuesday Morning is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Tuesday Morning does not enter into derivatives or other financial instruments for trading or speculative purposes.

      The objective of our financial risk management is to minimize the negative impact of foreign currency exchange and interest rate fluctuations on our earnings, cash flows and equity. Tuesday Morning enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions. We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates. During 1998, the only transactions hedged by us were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor's currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the income statement and were immaterial to us as a whole in 1998. At December 31, 1998, we had outstanding forward foreign currency contracts to purchase approximately $4.7 million of various currencies with maturities ranging between 30 and 210 days.

      The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 1998, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material impact on their fair value. However, because we use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially impact us.

      See Notes 2 and 12 to Notes to Consolidated Financial Statements for a discussion of the accounting policies for our forward foreign currency contracts and information on financial instruments, respectively.

      We have both fixed-rate and variable-rate debt as of December 31, 1998. We do not hold any derivatives related to interest rate exposure for any of our debt facilities.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed rate and our floating-rate debt approximates fair value. See Notes 7 and 12 to Notes to Consolidated Financial Statements for further information on our debt.

      Based on our market risk sensitive instruments outstanding at December 31, 1998, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data

      The following Consolidated Financial Statements of the Tuesday Morning and supplementary data are included as pages F-1 through F-23 on the Form 10-K.

                                                                           Page
     Index                                                                Number
     -----                                                                ------
     Reports of Independent Public Accountants...........................  F-2
     Consolidated Balance Sheets.........................................  F-4
     Consolidated Statements of Operations...............................  F-5
     Consolidated Statements of Shareholders' Equity.....................  F-6
     Consolidated Statements of Cash Flows...............................  F-7
     Notes to Consolidated Financial Statements..........................  F-8

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      Information regarding a change in Tuesday Morning's accountants was previously reported in Form 8-K filed with the Commission April 24, 1998.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following tables set forth certain information with respect to the executive officers, directors and certain key employees of Tuesday Morning:

   Name                     Age                           Position
   ----                     ---                           --------
   Lloyd L. Ross...........  63 Chairman of the Board
   Jerry M. Smith..........  62 President, Chief Executive Officer and Director
   Mark E. Jarvis..........  47 Senior Vice President, Chief Financial Officer and Secretary
   G. Michael Anderson.....  46 Senior Vice President, Buying Group
   Duane A. Huesers........  43 Vice President, Finance
   Richard Nance...........  52 Vice President, Information Systems
   Karen Costigan..........  49 Vice President, Real Estate
   Andrew Paris............  40 Vice President, Store Operations
   William J. Hunckler,
    III....................  45 Director
   Benjamin D. Chereskin...  40 Director
   Robin P. Selati.........  32 Director

      Mr. Ross is the founder of Tuesday Morning. Until 1997, Mr. Ross devoted his full time to the organization and operation of Tuesday Morning. He served as Chairman of the Board and Chief Executive Officer from its incorporation in 1974 until 1997. On December 29, 1997, Mr. Ross resigned as Chief Executive Officer but continues to serve as Chairman of the Board. While Mr. Ross has provided consulting services to Tuesday Morning since 1997, he is expected to end his active involvement with Tuesday Morning in December 1999.

      Mr. Smith joined Tuesday Morning in 1984, was elected Vice President-- Advertising/ Public Relations and Store Operations in 1986 and was elected Senior Vice President--Advertising/Public Relations and Store Operations in 1989. He was elected Executive Vice President and appointed a director in November 1992. In September 1994, Mr. Smith was elected President and Chief Operating Officer. On December 29, 1997, Mr. Smith became Tuesday Morning's Chief Executive Officer.

      Mr. Jarvis joined Tuesday Morning in September 1992 as Senior Vice President and Chief Financial Officer. From 1988 to 1992, he served in several capacities, most recently as Vice President and Treasurer, for Pier 1 Imports, Inc., a specialty retailer.

      Mr. Anderson joined Tuesday Morning in September 1989 as a buyer. In 1991, he was appointed Vice President, Buying, Smallwares Division. Mr. Anderson was elected Senior Vice President, Buying Group in December 1996. Prior to joining Tuesday Morning, Mr. Anderson was a buyer for Affiliated Foods and Merchandise Manager for Fox-Meyer Drug Company.

      Mr. Huesers joined Tuesday Morning in 1992 as Vice President, Finance. Prior to joining Tuesday Morning, Mr. Huesers served as Senior Vice President and Chief Financial Officer of Bookstop, Inc., a chain of book superstores.

      Mr. Nance joined Tuesday Morning in 1992 as Vice President, Information Systems. Prior to joining Tuesday Morning, Mr. Nance was part of the information systems consulting group hired by Tuesday Morning in 1991.

      Ms. Costigan joined Tuesday Morning in 1982 as a Regional Manager of Store Operations, and became head of the real estate division in 1988. Ms. Costigan was elected Vice President, Real Estate in 1991. Prior to joining Tuesday Morning, Ms. Costigan was Assistant Managing Director of Lord & Taylor in Chicago and Dallas.

      Mr. Paris joined Tuesday Morning in 1990 as Regional Manager of Store Operations. He was elected Vice President, Store Operations in 1996. Prior to joining Tuesday Morning, Mr. Paris was Manager of Ramp Operations at People Express/Continental Airlines.

      Mr. Hunckler has served as a director of Tuesday Morning since December 29, 1997. Mr. Hunckler is a managing director of Madison Dearborn Partners, Inc. which he co-founded in 1993. Prior to 1993, Mr. Hunckler was with First Chicago Venture Capital for 13 years. Mr. Hunckler currently serves on the board of directors of Beverages and More, Inc., The Cornerstone Investments Group, Inc., NWL Holdings, Inc. and Peter Piper, Inc.

      Mr. Chereskin has served as a director of Tuesday Morning since December 29, 1997. Mr. Chereskin is a managing director of Madison Dearborn Partners, Inc. which he co-founded in 1993. Prior to 1993, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the board of directors of Beverages and More, Inc., The Cornerstone Investments Group, Inc., NWL Holdings, Inc. and Carrols Holdings Corporation.

      Mr. Selati has served as a director of Tuesday Morning since December 29, 1997. Mr. Selati is a managing director of Madison Dearborn Partners, Inc. and has been with the firm since 1993. His prior experience was with Alex. Brown & Sons Incorporated as a Financial Analyst in the consumer/retailing investment banking group. Mr. Selati currently serves on the board of directors of Peter Piper, Inc., NWL Holdings, Inc. and Carrols Holdings Corporation.

Item 11. Executive Compensation

      Summary Compensation Table. The following table and accompanying explanatory footnotes include annual and long-term compensation information for
(i) Tuesday Morning's Chief Executive Officer and (ii) the next four highest paid executive officers who received total annual salary and bonus in excess of $100,000, for services rendered in all capacities during 1996, 1997 and 1998.

                                                                     Long Term
                                      Annual Compensation          Compensation
                               ---------------------------------- --------------- All Other
       Name and         Fiscal                     Other Annual                    Compen-
  Principal Position     Year   Salary   Bonus   Compensation (1) Options Granted sation (2)
  ------------------    ------ -------- -------- ---------------- --------------- ----------
Jerry M. Smith.........  1998  $475,000 $237,500       -0-              --          $8,876
  President and Chief    1997   370,833   -0-      $13,333,267        125,000       11,198
  Executive Officer      1996   300,000   -0-          -0-              --           5,215

Mark E. Jarvis.........  1998  $198,875   -0-          -0-            20,833        $6,210
  Senior Vice President  1997   182,250   -0-      $   376,312          --           7,317
   and
  Chief Financial        1996   167,800   -0-          -0-              --           5,370
   Officer

G. Michael Anderson....  1998  $228,750   -0-          -0-            31,250        $6,210
  Senior Vice President  1997   210,000   -0-      $   104,996          --           6,770
   (3)
                         1996   129,167   -0-          -0-              --           3,815

Duane A. Huesers.......  1998  $158,125   -0-          -0-            10,417        $5,805
  Vice President,        1997   142,104   -0-      $   101,279          --           6,125
   Finance
                         1996   130,625   -0-          -0-              --           4,377

Richard Nance..........  1998  $158,025   -0-          -0-            10,417        $6,758
  Vice President,        1997   144,000   -0-      $    37,166          --           6,545
  Information Systems    1996   134,142   -0-          -0-              --           4,733

--------

(1) Amounts represent cash payments in lieu of option cancellations paid in connection with the recapitalization.

(2) The amounts indicated reflect the aggregate value of Tuesday Morning's contributions for each of the named executive officers to Tuesday Morning's 401(k) defined contribution plan, group term life insurance and Tuesday Morning's stock purchase plan.

(3) Mr. Anderson was promoted to the position of Senior Vice President, Buying Group, in December 1996.

      The following table sets forth certain information with respect to the options granted during 1998 to each executive officer of Tuesday Morning listed in the Summary Compensation Table above.

                                                            Potential Realized
                                                             Value at Assumed
                                                              Annual Rates of
                        Percent of                              Stock Price
                       Total Options                            Appreciation
                        Granted to   Exercise or            for Option Term (1)
              Options  Employees in  Base Price  Expiration --------------------
 Name        Granted #  Fiscal Year     $/Sh        Date     5% ($)    10% ($)
 ----        --------- ------------- ----------- ---------- --------- ----------
Mr. Smith        -0-        --            --            --        --        --
Mr. Jarvis    20,833        8.7         $1.43    12/29/2002 $ 18,736  $  47,479
Mr.
 Anderson     31,250       13.1          1.43    12/29/2002    28,104    71,220
Mr. Huesers   10,417        4.4          1.43    12/29/2002     9,368    23,741
Mr. Nance     10,417        4.4          1.43    12/29/2002     9,368    23,741

--------

(1) These amounts represent assumed rates of appreciation in value from the date of grant until the end of the option term, at the rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the shares of the common stock.

      The following table sets forth certain information with respect to the options exercised by the executive officers named above during 1998 or held by such persons at year end.

                                                                      Value of Unexercised
                                            Number of Unexercised   In-the-Money Options (2)
                Shares                    Options at Dec. 31, 1998      at Dec. 31, 1998
               Acquired        Value      ------------------------- -------------------------
 Name         on Exercise Realized (1)(2) Exercisable Unexercisable Exercisable Unexercisable
 ----         ----------- --------------- ----------- ------------- ----------- -------------
Mr. Smith       20,875       $178,899       21,020       83,105      $180,141     $712,210
Mr. Jarvis       2,083         17,851        2,083       16,667        17,851      142,836
Mr. Anderson     3,125         26,781        3,125       25,000        26,781      214,250
Mr. Huesers      1,563         13,395          520        8,334         4,456       71,422
Mr. Nance        1,042          8,930        1,041        8,334         8,921       71,422

--------

(1) The named executives exercised options to purchase stock during 1998 but have not sold the shares purchased.

(2) The value is calculated based on estimated market value of $10.00 at December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to the beneficial ownership of Tuesday Morning's common stock as of March 1, 1999, and as adjusted to reflect the sale of the common stock being offered hereby (assuming no exercise of the underwriters' over-allotment options) by (1) each person (or group of affiliated persons) who is known by Tuesday Morning to own beneficially more than 5% of the common stock, (2) each of Tuesday Morning's directors, (3) each of Tuesday Morning's executive officers, (4) all directors and executive officers of Tuesday Morning as a group and (5) the selling shareholders. Except as otherwise noted and subject to community property laws, the persons or entities in this table have sole voting and investment power with respect to all the shares of common stock owned by them.

                                                         Shares Beneficially
                                                              Owned  (1)
                                                         -----------------------
Name                                                       Number     Percent
----                                                     ------------ ----------
Madison Dearborn Capital Partners II, L.P.                  3,216,030     84.0%
 Three First National Plaza
 Chicago, IL 60602

Lloyd L. Ross (2).......................................      207,149      5.4%

Jerry M. Smith..........................................      105,083      2.7%

Mark E. Jarvis..........................................       11,205        *

G. Michael Anderson.....................................       10,216        *

Duane A. Huesers........................................        6,544        *

Richard Nance...........................................        6,544        *

Benjamin D. Chereskin (3)...............................          --       --

William J. Hunckler, III (3)............................          --       --

Robin P. Selati (3).....................................          --       --

All directors and executive officers as a
 group (9 persons)......................................      346,741      9.0%

--------

 * Denotes ownership of less than one percent.

(1) Includes the number of shares and percentage ownership represented by such shares determined to be beneficially owned by a person in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock that are subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 1999. Such shares are deemed outstanding for the purpose of computing the percentage of outstanding shares owned by such person. Such shares are not deemed outstanding, however, for the purposes of computing the percentage ownership of any other person.

(2) The address of Mr. Ross is the address of Tuesday Morning.

(3) All of the shares indicated are held of record by Madison Dearborn Capital Partners II, L.P. Messrs. Chereskin, Hunckler and Selati are managing directors of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., which in turn is the general partner of Madison Dearborn Capital Partners II, L.P., and therefore may be deemed to beneficially own the shares owned by Madison Dearborn Capital Partners II, L.P. Messrs. Chereskin, Hunckler and Selati disclaim beneficial ownership of such shares. The address of each of Messrs. Chereskin, Hunckler and Selati is Three First National Plaza, Chicago, Illinois 60602.

Item 13. Certain Relationships and Related Transactions

      In the December 1997 Recapitalization, Madison Dearborn and Tuesday Morning entered into a management service agreement pursuant to which Madison Dearborn renders certain management and advisory services to Tuesday Morning. The management service agreement has an initial five year term. Under the terms of this agreement, Madison Dearborn receives a fee in the amount of $350,000 per year.

      In connection with the Recapitalization, Madison Dearborn, the Management Group and Tuesday Morning entered into a Stockholders Agreement which provides for, among other things, certain restrictions on the transfer of the junior redeemable preferred stock, the junior perpetual preferred stock and the common stock held by the Management Group (collectively, the "Management Shares"), the right of Tuesday Morning to sell or cause to be sold all or a portion of the Management Shares in connection with a sale of Tuesday Morning, the right of Tuesday Morning to repurchase certain shares of common stock and options held by any member of the Management Group upon the termination of such member's employment for cause, certain rights by the Management Group to participate in certain sales of common stock by Madison Dearborn under certain circumstances, certain demand registration rights in favor of Madison Dearborn by which it may cause Tuesday Morning to register all or part of the common stock held by it under the Securities Act, and certain "piggyback" registration rights in favor of Madison Dearborn and the Management Group.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements

      The list of financial statements required by this item is set forth in
Item 8.

2. Index to Financial Statement Schedules

      All financial statements and financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or noted thereto.

3. Exhibits


         2.1 Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Company, Merger Sub and MDP. (1)

         2.2 Amendment to the Agreement and Plan of Merger, dated as of December 26, 1997 by and among Company, Merger Sub and MDP. (1)

         3.1  Certificate of Incorporation of the Company. (1)

         3.2  Certificate of Designation of the Company. (1)

         3.3  By-Laws of the Company (1)

         4.1 Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and Harris Trust and
              Savings Bank, as trustee, including form of note. (1)


        4.2 Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and United States Trust
              Company of New York, as trustee. (1)

        4.3   Credit Agreement, dated as of December 29, 1997, among the
              Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Lenders that is a signatory thereto, BT Alex. Brown, as Agent and Fleet National Bank, as Administrative Agent. (1)
        4.4 Security Agreement, dated as of December 29, 1997, by and among the Company, the Subsidiary Guarantors and Fleet National Bank, as Administrative Agent. (1)

        4.5 Registration Rights Agreement, dated as of December 29, 1997, by and among the Company, the Subsidiary Guarantors and the Initial
              Purchasers. (1)

       10.1 Subscription Agreement, dated as of December 26, 1997, by and between Merger Sub and each of the investors listed on the Schedule of Subscribers attached thereto. (1)

       10.2 Subscription Agreement, dated as of December 29, 1997, by and between the Company and Madison Dearborn. (1)

       10.3 Employment Agreement, dated as of December 29, 1997, by and between the Company and Jerry M. Smith. (1)

       10.4   Consulting and Non-Competition Agreement, dated as of December
              29, 1997, by and between the Company and Lloyd L. Ross. (1)

       10.5 Employment Put Agreement, dated as of December 29, 1997, by and between the Company and Jerry M. Smith. (1)

       10.6 Term Put Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn and Lloyd L. Ross. (1)

       10.7 Stock Pledge Agreement, dated as of December 29, 1997, by and between the Company and Jerry M. Smith. (1)

       10.8 Stock Pledge Agreement, dated as of December 29, 1997, by and between the Company and Lloyd L. Ross. (1)

       10.9   1997 Long-Term Equity Incentive Plan of the Company. (1)

       10.10 Stock Option Agreement, dated as of December 29, 1997, by and between the Company and Jerry M. Smith. (1)

       10.11 Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn and the executives listed on
              Schedule I attached thereto. (1)

       10.12  1999 Employee Stock Purchase Plan (2)

       21.1   Subsidiaries of the Company (3)

       27.1   Financial Data Schedule. (3)

--------

(1) Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-46017) and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-74365) and incorporated herein by reference.

(3) Filed herewith.

4. Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------
Reports of Independent Public Accountants............................   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.........   F-4

Consolidated Statements of Operations for the years ended December
 31, 1998, 1997 and 1996.............................................   F-5

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1998, 1997 and 1996....................................   F-6

Consolidated Statements of Cash Flows for the years ended December
 31, 1998, 1997 and 1996.............................................   F-7

Notes to Consolidated Financial Statements for the years ended
 December 31, 1998, 1997 and 1996....................................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tuesday Morning Corporation:

      We have audited the accompanying consolidated balance sheet of Tuesday Morning Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tuesday Morning Corporation and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP
Dallas, Texas
February 12, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Tuesday Morning Corporation:

      We have audited the accompanying consolidated balance sheet of Tuesday Morning Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tuesday Morning Corporation and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG LLP
Dallas, Texas
February 20, 1998

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except for share data)

                                                             December 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
ASSETS
Current assets:
 Cash and cash equivalents..............................  $  20,282  $  23,501
 Inventories............................................     96,743     99,187
 Prepaid expenses.......................................      1,114      1,059
 Other current assets...................................        466        592
 Deferred income taxes (note 3).........................        354        --
                                                          ---------  ---------
 Total current assets...................................    118,959    124,339
                                                          ---------  ---------
Property and equipment, at cost (notes 4 & 5)...........     60,355     61,612
 Less accumulated depreciation & amortization...........    (36,263)   (30,972)
                                                          ---------  ---------
  Net property and equipment............................     24,092     30,640
                                                          ---------  ---------
Other assets, at cost:
 Due from officers (note 6).............................      3,345      3,643
 Deferred financing costs...............................      8,452      9,629
 Other assets...........................................        471        673
                                                          ---------  ---------
 Total assets...........................................  $ 155,319  $ 168,924
                                                          =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Installments of mortgages (note 5).....................  $   1,021  $   1,021
 Installments of notes payable (note 7).................      3,398      1,350
 Installments of capital lease obligation (note 5)......        161        383
 Accounts payable.......................................     23,081     22,253
 Accrued liabilities
 Sales taxes............................................      3,039      2,812
 Interest expense.......................................      2,195        146
 Recapitalization expenses (note 1).....................        --      30,279
 Other..................................................      6,712      4,807
 Deferred income taxes (note 3).........................        --          55
 Income taxes payable (note 3)..........................      8,845        --
                                                          ---------  ---------
 Total current liabilities..............................     48,452     63,106
                                                          ---------  ---------
Mortgages on land, buildings and equipment (note 5).....      2,552      3,573
Notes payable, excluding current installments (note 7)..    198,065    208,650
Deferred income taxes (note 3)..........................      2,209      2,771
Dividends payable on Jr. Preferred......................      7,435         39
                                                          ---------  ---------
 Total liabilities......................................    258,713    278,139
                                                          ---------  ---------
Senior exchangeable redeemable preferred stock, (note 8)
 par value $.01 per share, authorized 1,000,000 shares,
 283,891 issued at December 31, 1998; aggregate
 liquidation preference $28,558; 250,000 issued at
 December 31, 1997; aggregate liquidation preference
 $25,000................................................     28,231     24,661
Junior redeemable preferred stock, par value $.01 per
 share, authorized 150,000 shares, 85,998 issued at
 December 31, 1998 and December 31, 1997; aggregate
 liquidation preference $85,998 (note 8)................     85,998     85,998
Commitments and contingencies (notes 7, 10, 12, 14, and
 15)
Shareholders' equity (note 9)
 Junior perpetual preferred stock, authorized 2,500
  shares, 1,930 issued at December 31, 1998 and
  December 31, 1997; par value $.01 per share; aggregate
  liquidation preference $1,930.........................      1,930      1,930
 Common stock par value $.01 per share, authorized
  10,000,000 shares; issued 3,794,826 shares at
  December 31, 1998 and 3,749,993 at December 31,1997...         38         37
 Additional paid-in capital.............................      5,651      5,587
 Retained deficit.......................................   (225,242)  (227,428)
                                                          ---------  ---------
  Total shareholders' equity............................   (217,623)  (219,874)
                                                          ---------  ---------
  Total liabilities and shareholders' equity............  $ 155,319  $ 168,924
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                           Years Ended December 31,
                                          ----------------------------
                                            1998      1997      1996
                                          --------  --------  --------
Net sales...............................  $396,095  $327,307  $256,756
Cost of sales...........................   257,037   208,432   165,189
                                          --------  --------  --------
  Gross profit..........................   139,058   118,875    91,567
Selling, general and administrative
 expenses...............................    94,843    82,939    71,167
Recapitalization fees and expenses (note
 1).....................................       129    33,960       --
                                          --------  --------  --------
  Total expenses........................    94,972   116,899    71,167
                                          --------  --------  --------
  Operating income......................    44,086     1,976    20,400
                                          --------  --------  --------
Other income (expense):
  Interest income.......................       441       325       275
  Interest expense......................   (25,619)   (3,215)   (2,767)
  Gain on sale of land..................     1,329       --        --
  Other income..........................     1,123       596       600
                                          --------  --------  --------
                                           (22,726)   (2,294)   (1,892)
                                          --------  --------  --------
  Income (loss) before income taxes.....    21,360      (318)   18,508
Income tax expense (note 3).............     8,208     3,246     6,992
                                          --------  --------  --------
  Net income (loss).....................    13,152    (3,564)   11,516
  Less: Dividends on and accretion of
   preferred stocks.....................   (10,966)      (57)      --
                                          --------  --------  --------
  Net income (loss) available to common
   shareholders.........................  $  2,186  $ (3,621) $ 11,516
                                          ========  ========  ========
Net income (loss) per common share:
 (notes 2 & 16)
  Basic.................................  $    .58     (1.49)      .13
                                          ========  ========  ========
  Diluted...............................  $    .55     (1.49)      .12
                                          ========  ========  ========
Weighted average number of common shares
 and common share equivalents
 outstanding:
  Basic.................................     3,767     9,342     9,348
  Diluted...............................     3,975     9,342     9,772


          See accompanying notes to consolidated financial statements.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended December 31, 1998, 1997, and 1996
                                 (In thousands)

                                                         Junior
                                                        Perpetual
                                                        Preferred
                           Common Stock    Additional     Stock     Retained   Treasury Stock      Total
                          ---------------   Paid-In   ------------- Earnings   --------------  Shareholders'
                          Shares   Amount   Capital   Shares Amount (Deficit)  Shares Amount      Equity
                          -------  ------  ---------- ------ ------ ---------  ------ -------  -------------
Balance at December 31,
 1995...................   12,216  $ 122    $18,236    --    $  --  $  47,318   (412) $(2,028)   $  63,648
Net income..............      --     --         --     --       --     11,516    --       --        11,516
Shares exercised in
 connection with
 Employee Stock Option
 Plan...................       56      1        382    --       --        --     --       --           383
Treasury shares sold in
 connection with Stock
 Purchase Plan..........      --     --         (19)   --       --        --     --       --           (19)
                          -------  -----    -------    ---   ------ ---------   ----  -------    ---------
Balance at December 31,
 1996...................   12,272    123     18,599    --       --     58,834   (412)  (2,028)      75,528
Net loss................      --     --         --     --       --     (3,564)   --       --        (3,564)
Exercise of options.....       77      1        519    --       --        --     --       --           520
Shares exercised in
 connection with
 Employee Stock Option
 Plan...................       86      1        416    --       --        --     --       --           417
Treasury shares sold in
 connection with Stock
 Purchase Plan..........      --     --        (114)   --       --        --     --       --          (114)
Redeem shares from
 shareholders...........  (12,435)  (125)   (19,153)   --       --   (282,641)   412    2,028     (299,891)
Issuance of common
 shares.................    3,500     35      4,965    --       --        --     --       --         5,000
Issuance of junior
 perpetual preferred
 shares.................      --     --         --       2    1,930       --     --       --         1,930
Issuance of common
 shares to senior
 preferred
 shareholders...........      250      2        355    --       --        --     --       --           357
Dividends on junior
 preferred stocks.......      --     --         --     --       --        (39)   --       --           (39)
Dividends on senior
 exchangeable redeemable
 preferred stock........      --     --         --     --       --        (18)   --       --           (18)
                          -------  -----    -------    ---   ------ ---------   ----  -------    ---------
Balance at December 31,
 1997...................    3,750     37      5,587      2    1,930  (227,428)     0        0    (219,874)
Net income..............      --     --         --     --       --     13,152    --       --        13,152
Dividends on junior
 preferred stocks.......      --     --         --     --       --     (7,396)   --       --        (7,396)
Dividends on senior
 exchangeable redeemable
 preferred stock........      --     --         --     --       --     (3,540)   --       --        (3,540)
Accretion of discount on
 senior exchangeable
 redeemable preferred
 stock..................      --     --         --     --       --        (30)   --       --           (30)
Shares exercised in
 connection with
 Employee Stock Option
 Plan...................       45      1         64    --       --        --     --       --            65
                          -------  -----    -------    ---   ------ ---------   ----  -------    ---------
Balance at December 31,
 1998...................    3,795  $  38    $ 5,651      2   $1,930 $(225,242)     0  $     0    $(217,623)
                          =======  =====    =======    ===   ====== =========   ====  =======    =========

          See accompanying notes to consolidated financial statements.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    1998      1997       1996
                                                  --------  ---------  --------
Net cash flows from operating activities:
 Net income (loss)..............................  $ 13,152  $  (3,564) $ 11,516
 Depreciation and amortization..................     5,395      5,058     4,906
 Amortization of financing fees.................     1,499        189       145
 Deferred income taxes..........................      (971)       (32)     (368)
 Gain on sale of land...........................    (1,329)       --        --
 Change in operating assets and liabilities:
 Inventories....................................     2,444    (23,694)  (23,127)
 Prepaid expenses...............................       (55)       (98)     (172)
 Other current assets...........................       126        152      (268)
 Other assets and liabilities...................       202       (327)      190
 Accounts payable...............................       828       (290)    9,836
 Accrued liabilities............................   (26,098)    30,302     3,616
 Income taxes payable...........................     8,845     (6,483)    4,329
                                                  --------  ---------  --------
  Total adjustments.............................    (9,114)     4,777      (913)
                                                  --------  ---------  --------
 Net cash provided by operating activities......     4,038      1,213    10,603
                                                  --------  ---------  --------
Net cash flows from investing activities:
 Loans to officers..............................       --      (2,259)     (752)
 Payments from officers.........................       298      1,419       274
 Proceeds from sale of property and equipment...     7,187        --        --
 Capital expenditures...........................    (4,705)    (5,310)   (4,233)
                                                  --------  ---------  --------
 Net cash provided by (used in) investing
  activities....................................     2,780     (6,150)   (4,711)
                                                  --------  ---------  --------
Net cash flows from financing activities:
 Proceeds from term notes and senior
  subordinated debt.............................       --     210,000       --
 Proceeds from shareholders.....................       --     117,928       --
 Payments to shareholders.......................       --    (299,891)      --
 Financing fees.................................      (322)    (9,531)       (1)
 Payment of debt and mortgages..................    (9,558)    (1,021)   (1,021)
 Principal payments under capital lease
  obligation....................................      (222)      (624)     (754)
 Proceeds from exercise of common stock
  options/stock purchase plan...................        65        823       362
                                                  --------  ---------  --------
 Net cash provided by (used in) financing
  activities....................................   (10,037)    17,684    (1,414)
                                                  --------  ---------  --------
Net change in cash and cash equivalents.........    (3,219)    12,747     4,478
Cash and cash equivalents at beginning of
 period.........................................    23,501     10,754     6,276
                                                  --------  ---------  --------
Cash and cash equivalents at end of period......  $ 20,282  $  23,501  $ 10,754
                                                  ========  =========  ========
Supplemental cash flow information:
 Interest paid..................................  $ 23,455  $   3,026  $  2,622
 Income taxes paid..............................  $    398  $   9,703  $  2,858
Non-cash equity information:
 Dividends Declared
 Junior Preferred Stocks........................  $  7,396  $      39  $    --
 Senior Exchangable Redeemable Preferred Stock..  $  3,540  $      18  $    --
 Senior Exchangeable Redeemable Preferred Stock
  accretion.....................................  $     30  $     --   $    --

          See accompanying notes to consolidated financial statements.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(1) RECAPITALIZATION

      On December 29, 1997, Madison Dearborn Capital Partners II, L.P. ("Madison Dearborn"), certain members of management, and certain unaffiliated investors acquired all of the outstanding capital stock of the Company for an equity investment of $117,928 ("Recapitalization"). The equity investment consisted of (i) an $85,388 investment by Madison Dearborn (comprised of $4,594 of common stock of the Company, and $80,794 of Junior Redeemable Preferred Stock of the Company), (ii) a $7,540 investment by certain members of management of the Company (comprised of $406 in common stock and $7,134 in Junior Preferred Stock), and (iii) a $25,000 investment by certain unaffiliated investors in units consisting of Senior Exchangeable Redeemable Preferred Stock and common stock. The Company used the proceeds from the equity investment and approximately $225,905 of aggregate proceeds from the financing described below
(i) to pay $324,896 as Recapitalization consideration and (ii) to pay $18,937 in transaction fees and expenses.

      The financing consisted of (i) $100,000 from the sale of Senior Subordinated Notes, and (ii) a $200,000 credit facility comprised of a $110,000 term loan facility, and a $90,000 revolving credit facility which, subject to certain conditions, can be increased up to $115,000, of which there was no loan balance at December 31, 1998, and 1997. In 1998, $15,905 was drawn in connection with the Recapitalizaton.

      The sources and uses of funds related to the Recapitalization are set forth as follows:

     Sources of Funds:
       Term loans..................................................... $110,000
       Revolving credit facility......................................   15,905
       Senior Subordinated Notes......................................  100,000
       Senior Exchangeable Preferred Stock............................   25,000
       Junior Redeemable Preferred Stock..............................   85,998
       Junior Perpetual Preferred Stock...............................    1,930
       Common stock...................................................    5,000
                                                                       --------
         Total........................................................ $343,833
                                                                       ========
     Uses of Funds:
       Recapitalization consideration................................. $299,891
       Payment to option holders......................................   25,005
       Fees and expenses..............................................   18,937
                                                                       --------
         Total........................................................ $343,833
                                                                       ========

      Payments to option holders of $25,005 were expensed in the year ended December 31, 1997. Fees and expenses of $18,937 consisted of $9,084 which were expensed and $9,853 which were capitalized as deferred financing costs. Total expense was $129 and $33,960 for 1998 and 1997, respectively; total fees capitalized were $322 and $9,531 in 1998 and 1997, respectively. The acquisition has been accounted for as a recapitalization and, as such, has no impact on the historical basis of assets and liabilities.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Basis of Presentation--The consolidated financial statements include the accounts of Tuesday Morning Corporation and its wholly-owned subsidiaries:
TMI Holdings, Inc., TMIL Corporation, Tuesday Morning, Inc., Nights of the Week, Inc. (NOWI), Days of the Week, Inc. (DOWI), Tuesday Morning Partners, LTD. (TMP), and Friday Morning, Inc. (collectively the "Company"). As of December 31, 1998, TMIL Corporation merged into TMP. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company owned and operated 347 deep discount retail stores in 36 states at December 31, 1998 (315 and 286 stores at December 31, 1997 and 1996, respectively). The Company sells close-out housewares and related gift accessories, which it purchases at below wholesale prices. Company stores are open for seven sales events each year.

      (b) Cash and Cash Equivalents--The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $17,105 in 1998 and $22,312 in 1997 are investments in money market funds. The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

      (c) Inventories--Inventories are stated at the lower of cost or market using the retail inventory method for the stores' inventory and the average cost method for warehouse inventory. Buying, distribution, and freight costs are capitalized as part of inventory.

      (d) Property and Equipment--Property and equipment are stated at cost. Buildings, furniture, fixtures, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

                                                              Depreciable lives
                                                              -----------------
     Buildings...............................................       30 years
     Furniture and fixtures..................................        7 years
     Equipment...............................................   5 to 7 years

      Improvements to leased premises are amortized on a straight-line basis over the shorter of their useful lives or the expected term of the related lease.

      (e) Deferred Financing Costs--Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized over the term of the related financing using the effective interest method.

      (f) Income Taxes--Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

      (g) Pre-opening Costs--The Company capitalized certain costs directly related to opening new stores and amortized these costs over twelve months. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," requiring, among other things, companies to expense on a current basis previously capitalized start-up costs. As of December 31, 1998, the Company had $227 of unamortized capitalized start-up costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, unless adopted earlier. The Company plans to adopt this new accounting standard in January, 1999, at which time all remaining unamortized capitalized start-up costs will be expensed.

      (h) Advertising--Costs for newspaper, radio, and other media are expensed as the advertised events take place. Advertising expense for 1998, 1997 and 1996 was $20,550, $18,438, and $16,475 respectively.

      (i) Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (j) Foreign Currency Transactions--The Company has entered into foreign exchange contracts to hedge its foreign currency transactions related to specific purchase orders for merchandise. Net gains for 1998 totaled $78 while net losses totaled $159 for 1997. Prior year losses are primarily due to canceling foreign exchange contracts entered into under the Company's former bank relationship that had to be terminated as a result of the Recapitalization.

      (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of--The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. This statement has not had a material impact on the Company's financial position, results of operations, or liquidity for the years presented.

      (l) Stock Option Plan--Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                 TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996
                   (In thousands, except for share amounts)

      (m) Net income (loss) per common share--Basic net income (loss) per common share for the year ended December 31, 1998 is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted net income (loss) per common share for the year ended December 31, 1998 is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares and share equivalents, unless anti-dilutive, outstanding for each period. For the years ended December 31, 1997 and 1996 for the purposes of this calculation the weighted average number of shares and net income available to common shareholders have been adjusted to reflect the Recapitalization. The difference between the Company's basic and diluted weighted average common shares outstanding is due to dilutive common stock options outstanding. See Note 16.

      (n) Reclassifications--Certain prior year amounts have been reclassified to conform to the current period presentation.

(3) INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of:

                                                        Current Deferred Total
                                                        ------- -------- ------
     Year ended December 31, 1998
       U.S. Federal.................................... $7,916   $(837)  $7,079
       State, local and other..........................  1,263    (134)   1,129
                                                        ------   -----   ------
       Total........................................... $9,179   $(971)  $8,208
                                                        ======   =====   ======
     Year ended December 31, 1997
       U.S. Federal.................................... $2,944   $ (82)  $2,862
       State, local and other..........................    334      50      384
                                                        ------   -----   ------
       Total........................................... $3,278   $ (32)  $3,246
                                                        ======   =====   ======
     Year ended December 31, 1996
       U.S. Federal.................................... $6,606   $(128)  $6,478
       State, local and other..........................    754    (240)     514
                                                        ------   -----   ------
       Total........................................... $7,360   $(368)  $6,992
                                                        ======   =====   ======

      A reconciliation of the expected Federal income tax expense (benefit) to actual tax expense follows (based upon a tax rate of 35% for 1998, 34% for 1997, and 35% for 1996).

                                                         1998    1997    1996
                                                        ------  ------  ------
     Expected Federal income tax expense (benefit)..... $7,476  $ (108) $6,478
     Recapitalization expenses not deductible for
      Federal taxes....................................    (60)  3,029     --
     State income taxes, net of related Federal tax
      effect...........................................    824     425     378
     Other, net........................................    (32)   (100)    136
                                                        ------  ------  ------
                                                        $8,208  $3,246  $6,992
                                                        ======  ======  ======

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                   1998   1997
                                                                  ------ ------
     Deferred tax assets:
       Compensated absences...................................... $  219 $  190
       NOL carryforward..........................................    172    143
       Other accrued liabilities.................................    803    487
                                                                  ------ ------
         Total gross deferred assets............................. $1,194 $  820
                                                                  ====== ======
     Deferred tax liabilities:
       Property and equipment.................................... $2,366 $2,886
       Inventory costs...........................................    314    425
       Other.....................................................    369    335
                                                                  ------ ------
         Total gross deferred tax liabilities....................  3,049  3,646
                                                                  ------ ------
          Net deferred tax liability............................. $1,855 $2,826
                                                                  ====== ======

      Management expects the deferred tax assets at December 31, 1998 to be recovered through the reversal during the carryforward period of existing taxable temporary differences giving rise to the deferred income tax liability. Accordingly, no valuation allowances for deferred tax assets were considered necessary as of December 31, 1998 or December 31, 1997.

(4) PROPERTY AND EQUIPMENT

      Property and equipment, net of accumulated depreciation, consist of the following at December 31, 1998 and 1997:

                                                               1998      1997
                                                             --------  --------
     Land................................................... $  2,498  $  8,356
     Buildings..............................................   13,952    13,926
     Furniture and fixtures.................................   22,838    19,861
     Equipment..............................................   18,446    17,109
     Leasehold improvements.................................    2,621     2,360
                                                             --------  --------
                                                               60,355    61,612
     Less accumulated depreciation..........................  (36,263)  (30,972)
                                                             --------  --------
       Total................................................ $ 24,092  $ 30,640
                                                             ========  ========

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(5) MORTGAGE ON LAND, BUILDINGS AND EQUIPMENT/CAPITAL LEASE OBLIGATIONS

      The mortgage note is secured by land and buildings and bears interest at LIBOR plus 2.125% (7.2% at December 31, 1998) with principal and interest due monthly. It matures on June 10, 2002.

      Mortgages consist of the following at December 31, 1998 and 1997:

                                                             1998     1997
                                                            -------  -------
     Note payable to bank, in monthly installments of $85
      plus interest........................................ $ 3,573  $ 4,594
     Less current installments.............................  (1,021)  (1,021)
                                                            -------  -------
                                                            $ 2,552  $ 3,573
                                                            =======  =======

      In connection with this mortgage, the Company is required to maintain minimum net worth and comply with other financial covenants. At December 31, 1998, the Company is in compliance with these covenants.

      The maturities of the mortgage are as follows:

     Year                                                                 Amount
     ----                                                                 ------
     1999................................................................ $1,021
     2000................................................................  1,021
     2001................................................................  1,021
     2002................................................................    510
                                                                          ------
     Total............................................................... $3,573
                                                                          ======

      During 1994, the Company entered into a capital lease with a financial institution to finance point of sale registers and electronic article surveillance equipment. The amount financed under the capital lease totaled $2,642. The remaining balance of the capital lease is $161 which will be fully paid during 1999. At the end of the lease term, the Company intends to exercise its bargain purchase option.

(6) DUE FROM OFFICERS

      As of December 31, 1998 and 1997, the amount due from officers is $3,345 and $3,643 respectively. These receivables are a continuation of prior years notes. As of December 31, 1998 and 1997, $3,345 and $3,153 of the amount due from officers was secured by shares of the Company's common stock and shares of the Company's Junior Preferred Stock. Effective December 29, 1997, the amounts accrue interest at the mid-term federal rate of 6.02% as defined by Internal Revenue Service Code Section 1274(d). Previously these loans bore interest at prime.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(7) NOTES PAYABLE

      At December 31, 1998 and 1997, notes payable consisted of the following:

                                                               1998      1997
                                                             --------  --------
     Senior Credit Facility................................. $101,463  $110,000
     Senior Subordinated Notes..............................  100,000   100,000
                                                             --------  --------
                                                              201,463   210,000
     Less current portion...................................   (3,398)   (1,350)
                                                             --------  --------
                                                             $198,065  $208,650
                                                             ========  ========

      Senior Credit Facility--In connection with the Recapitalization, the Company entered into a Senior Credit Facility agreement on December 29, 1997, which provides for a revolving credit facility of $90,000 which, subject to certain conditions, can be increased to $115,000 and a term loan facility totaling $110,000. This agreement is secured by a pledge of substantially all of the Company's assets.

      The revolving credit facility is for a period of five years and requires a cleandown to less than $15,000 for thirty consecutive days during each twelve month period beginning April 1, 1998. Borrowings are limited to the lessor of $90,000 (unless the maximum has been increased to as much as $115,000, as provided for in the agreement) or 50% (60% from July 1-October 31 of each year) of eligible inventory, as defined. The availability is further reduced by the aggregate undrawn amount of outstanding letters of credit. At the Company's option, the amount borrowed will bear interest at either LIBOR plus 2.50% or the lender's alternate base rate plus 1.50%. There is a provision within the agreement to reduce the interest rates as the leverage ratio is reduced. The interest rate was reduced by 0.25% in early 1999 due to an improvement in the leverage ratio at December 31, 1998.

      The term loan facility consists of two tranches designated A and B. Tranche A term loans are for $40,000 and mature in five years while Tranche B term loans are $70,000 and mature in seven years. At the Company's option, Tranche A term loans bear interest at LIBOR plus 2.50% or the Alternate Base Rate plus 1.50%. Tranche B term loans bear interest at LIBOR plus 3.00% or the Alternate Base Rate plus 2.00%. The term loan interest rates will also be reduced as the leverage ratio is reduced. The interest rate was reduced by 0.25% in early 1999 due to an improvement in the leverage ratio at December 31, 1998.

      The Company had no balances outstanding related to the revolving line of credit at December 31, 1998. The remaining availability under the credit facility was $40,600 at December 31, 1998. As of December 31, 1998 and 1997 the Company had outstanding letters of credit of $2,873 and $9,468 for inventory purchases.

      The total outstanding balances of Tranches A and B were $35,568 and $65,895 at the end of December 31, 1998 and $40,000 and $70,000 at December 31, 1997, respectively. The interest rates on the Tranche A and B term loans at December 31, 1998 were 7.9% and 8.4%, respectively. The Company incurs commitment fees of 0.50% on the unused portion of the Revolving Credit Facility.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

      Scheduled, mandatory principal payments for the term loans are as follows:

       1999............................................................ $  3,398
       2000............................................................    6,135
       2001............................................................    9,782
       2002............................................................   18,902
       2003............................................................      662
       thereafter......................................................   62,584
                                                                        --------
                                                                        $101,463
                                                                        ========

      The Company is allowed under the agreement to make voluntary prepayments of term loan principal. In addition, the Company is required to make additional principal payments if there is excess operating cash flow, as defined by the loan documents.

      The Senior Credit Facility agreement contains certain restrictive covenants which, among other things, require the Company to comply with certain financial covenants including limitations on dividends, indebtedness, and capital expenditures. As of December 31, 1998, the Company is in compliance with the covenants.

      Senior Subordinated Notes--The Senior Subordinated Notes bear interest at 11.0% and are due on December 15, 2007. These notes are subordinated to any amounts outstanding under the Senior Credit Facility. Interest is payable on June 15 and December 15 of each year. At any time prior to December 15, 2000, at the option of the Company, up to 35% of the outstanding aggregate face amount of the Senior Subordinated Notes may be redeemed at a redemption price of 111.00% using the proceeds of certain equity issuances. Beginning December 15, 2002, the Senior Subordinated Notes will be subject to redemption at the option of the Company in whole or in part, with proper notice at the redemption prices set forth below, plus accrued interest.

          Twelve Month
             Period                                                Percentage of
       Beginning December                                            Principal
               15                                                     Amount
       ------------------                                          -------------
       2002......................................................     105.50%
       2003......................................................     103.67%
       2004......................................................     101.83%
       2005 and thereafter.......................................     100.00%

      The Senior Subordinated Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions or make investments. As of December 31, 1998, the Company is in compliance with the covenants.

(8) REDEEMABLE PREFERRED STOCK

      On December 29, 1997, in connection with the Recapitalization, the Company issued 250,000 units consisting of one share of Senior Exchangeable Redeemable Preferred Stock ("Senior Preferred Stock") and one share of common stock. The Senior Preferred Stock and common stock become separately transferable upon the earlier of (i) a change in control of the Company as defined, (ii) the date upon which a registration statement under the Securities Act of 1933 relating to the Senior Preferred Stock is declared effective, (iii) immediately prior to any redemption of the Senior Preferred Stock by the Company with the proceeds of a

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts) public offering, or (iv) any earlier date as determined by the underwriter of the issue. The proceeds of $25,000 were allocated between Senior Preferred Stock and common stock based on the value of common stock issued on the transaction date. The Senior Preferred Stock earns cumulative dividends of 13.25% annually, payable quarterly. On or before December 15, 2002, dividends may, at the option of the Company, be paid either in cash or additional shares of Senior Preferred Stock. After December 15, 2002, dividends may only be paid in cash. Each share of Senior Preferred Stock is exchangeable at the Company's option into debentures, subject to certain conditions, equal to the liquidation value.

      On December 15, 2009, the Company will be required to redeem all outstanding shares of Senior Preferred Stock at a price equal to liquidation value. The Company may, at its option, redeem for cash the Senior Preferred Stock on or after December 15, 2002, at the redemption prices set forth below:

       Year                                                           Percentage
       ----                                                           ----------
       2002..........................................................  109.938%
       2003..........................................................  106.625%
       2004..........................................................  103.313%
       2005 and thereafter...........................................  100.000%

      In addition, the Company may redeem for cash all the outstanding shares of Senior Preferred Stock within 20 days of a public offering of the Company's common stock at a redemption price per share equal to 113.25% of the aggregate liquidation value.

      On December 29, 1997, in connection with the Recapitalization, the Company issued 85,998 shares of Junior Redeemable Preferred stock (the "Junior Redeemable Preferred"). The Junior Redeemable Preferred earns cumulative dividends of 8% annually, accrued quarterly. When paid, dividends must be paid in cash. The Company has the option to redeem the Junior Redeemable Preferred at any time without premium or penalty. The Company is required to redeem the Junior Redeemable Preferred upon the earlier of December 29, 2010 or a sale of the Company.

      In connection with the Recapitalization, the Chairman of the Board of the Company entered into a put agreement with the Company and Madison Dearborn which provides him the right on December 29, 1999 to put his 5,204 shares of Junior Redeemable Preferred to the Company or Madison Dearborn for an amount equal to liquidation value. In the event the Chairman exercises his put, he will be required to transfer his shares of common stock to the Company or Madison Dearborn for no additional consideration and his loan will become due. (See Note 6).

      In connection with the Recapitalization, the Company's President entered into a put agreement with the Company and Madison Dearborn which provides him the right on or after December 31, 2000 (earlier in certain circumstances) to put 946 shares of Junior Perpetual Preferred Stock ("Junior Perpetual Stock") and 37,663 shares of common stock to the Company at liquidation value and fair market value, as defined in the agreement, respectively. Under the put agreement, the Company has the option to pay for the shares 25% in cash and 75% by the issuance of a subordinated promissory note payable in three equal annual installments. These puttable instruments are not classified outside of shareholders' equity because the balances are not deemed significant and the put features will be eliminated with the public stock offering, as discussed further in Note 17.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(9) SHAREHOLDERS' EQUITY

      On December 29, 1997, in connection with the Recapitalization, the Company repurchased and retired all outstanding common stock and stock options. All treasury shares were cancelled. New common shares totaling 3,749,993 were issued to Madison Dearborn, certain members of management and certain unaffiliated investors. Junior Perpetual Preferred totaling 1,930 shares were issued to certain members of management. The Junior Perpetual Preferred earns cumulative dividends of 8% annually, accrued quarterly. When paid, dividends must be paid in cash.

      After the Recapitalization, the Company established a stock option plan (the "New Plan") which allows the Company's Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The New Plan authorizes grants of options to purchase up to 416,666 shares of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board with certain limitations.

      Options granted under the New Plan have vesting periods from three to five years. The exercise prices of the options at the grant date range between $1.43 and $10.00 which approximates fair value of the shares of common stock into which such options are exercisable. At December 31, 1998, there were 73,753 additional shares available for grant under the New Plan.

      Following is a summary of transactions relating to the New Plan's options for the year ended December 31, 1998:

                                                       Number   Weighted-Average
                                                      of Shares  Exercise Price
                                                      --------- ----------------
     Outstanding at December 31, 1996...............        --          --
      Exercised during year.........................        --          --
      Canceled during year..........................        --          --
      Granted during year...........................   125,000       $1.43
                                                       -------       -----
     Outstanding at December 31, 1997...............   125,000        1.43
      Exercised during year.........................   (44,835)       1.43
      Canceled during year..........................   (21,512)       1.43
      Granted during year...........................   239,425        2.17
                                                       -------       -----
     Outstanding at December 31, 1998...............   298,078       $2.02
                                                       =======       =====

      As of December 31, 1998 and 1997, 38,867 and 228, respectively, of options outstanding were exercisable.

      Prior to the effective date of Recapitalization, the Company had a stock option plan (the "Old Plan") covering 2,160,500 shares of the Company's common stock which could be granted to employees of the Company. Under the Old Plan, stock options were granted at fair market value and vested over varying periods not exceeding 10 years. No options were granted in 1997 or 1996 under the Old Plan.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                       1998    1997     1996
                                                      ------- -------  -------
     Net income (loss)................... As reported $13,152 $(3,564) $11,516
                                            Pro forma  13,126  (3,567)  11,321
     Net income (loss) per common share-
      diluted............................ As reported $   .55   (1.49)     .12
                                            Pro forma     .54   (1.49)     .10

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 1998, 1997 and 1996, respectively: the risk free interest rate of 4.7%, 6.1% and 6.1%, expected dividend yield of zero for all years, expected lives of 6.5 years, 5.0 years, and 5.0 years, and expected volatility of zero percent for 1998 and 1997 as the Company did not have publicly traded stock, and 52% for 1996.

      Pro forma net earnings (loss) reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of three to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

      Stock option activity in the Old Plan during the periods indicated is as follows:

                                                    Number of   Weighted-Average
                                                      Shares     Exercise Price
                                                    ----------  ----------------
     Balance at December 31, 1995..................  1,393,200       $3.99
       Exercised during year.......................    (56,175)       3.15
       Canceled during year........................     (2,250)       6.42
     Balance at December 31, 1996..................  1,334,775        4.02
       Exercised during year.......................   (162,512)       2.86
       Canceled during year........................ (1,172,263)       4.17
                                                    ----------       -----
     Balance at December 31, 1997..................         --       $  --
                                                    ==========       =====

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(10) OPERATING LEASES

      The Company leases substantially all store locations under non-cancelable operating leases. New store leases do, however, typically allow the Company to terminate a lease after 18 to 21 months if the store does not achieve sales expectations. Future minimum rental payments under leases are as follows:

       Year                                                             Amount
       ----                                                             -------
       1999............................................................ $19,664
       2000............................................................  17,937
       2001............................................................  15,056
       2002............................................................  10,151
       2003............................................................   5,404
       thereafter......................................................   5,330
                                                                        -------
       Total minimum rental payments................................... $73,542
                                                                        =======

      Rental expense (base minimum rent and rent based on sales) for 1998, 1997 and 1996 was $20,324, $17,614, and $14,564 respectively. Rent expense includes rent for store locations and warehouses.

      Subsequent to the close of 1998, the Company signed an option agreement to lease additional warehouse space at $800 per year.

(11) PROFIT SHARING PLAN

      The Company has a 401(k) profit sharing plan for the benefit of its employees. Under the plan, eligible employees may request the Company to deduct and contribute from 1% to 15% of their salary to the plan. The Company also contributes 1% of total compensation for all plan participants, and matches a portion of each participant's contribution up to 6% of the participant's compensation.

      The Company expensed contributions of $455, $433, and $403 during the years ended December 31, 1998, 1997 and 1996, respectively.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(12) FINANCIAL INSTRUMENTS

      As of December 31, 1998 and 1997, the Company had approximately $4,653 and $5,391 respectively, of net foreign exchange contracts. The Company's risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions.

      The following table represents the carrying amounts and estimated fair values of the Company's receivables from officers, long-term debt, foreign exchange contracts, and redeemable stocks as of December 31, 1998 and 1997:

                                                1998               1997
                                          -----------------  -----------------
                                          Carrying   Fair    Carrying   Fair
                                           amount   value     amount   Value
                                          -------- --------  -------- --------
     Assets--notes receivable............ $  3,345 $  3,291  $  3,643 $  3,490
     Liabilities:
       Foreign exchange contracts
         unrealized (gain)...............       --      (28)       --       --
         unrealized loss.................       --       55        --       75
       Variable rate long-term debt...... $105,036 $105,036  $114,594 $114,594
       Senior Subordinated Notes......... $100,000 $100,000  $100,000 $100,000
       Senior Exchangeable Redeemable
        Preferred Stock..................   28,231   28,558    24,661   25,000
       Junior Redeemable Preferred
        Stock............................   85,998   85,998    85,998   85,998

      The fair value of the Company's notes receivable at December 31, 1998 and 1997 is less than the carrying value as the notes earn interest at a rate less than market (See Note 6). The variable rate long-term debt and the Senior Subordinated Notes approximate estimated fair values. The fair values of the foreign exchange contracts are based on the exchange rates existing at the balance sheet dates. The fair value of the Senior Exchangeable Redeemable Preferred Stock and the Junior Redeemable Preferred Stock are at aggregate liquidation preference.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      A summary of the unaudited quarterly results for 1998 and 1997 follows:

                                                  Quarters ended
                                       --------------------------------------
                                       March 31, June 30,  Sept. 30, Dec. 31,
                                         1998      1998      1998      1998
                                       --------- --------  --------- --------
     Net Sales........................  $58,811  $84,829    $78,485  $173,970
     Comparable store sales...........     14.4%    15.7%      14.8%      8.5%
     Gross profit.....................  $22,348  $27,339    $30,776  $ 58,595
     Operating income.................  $ 3,486  $ 4,204    $ 7,795  $ 28,601
     Net income (loss)................  $(1,454) $(1,213)   $ 1,612  $ 14,207
     Net income (loss) available to
      common shareholders.............  $(4,037) $(3,916)   $(1,196) $ 11,335
     EPS - Diluted....................  $ (1.08) $ (1.04)   $  (.32) $   2.81

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

                                                   Quarters ended
                                        --------------------------------------
                                        March 31, June 30,  Sept. 30, Dec. 31,
                                          1997      1997      1997      1997
                                        --------- --------  --------- --------
     Net Sales........................   $47,514  $67,377    $64,167  $148,249
     Comparable store sales increase..      23.0%    16.0%      18.0%     17.9%
     Gross profit.....................   $17,893  $23,008    $25,536  $ 52,437
     Operating income (loss)..........   $ 1,442  $ 3,160    $ 5,644  $ (8,270)
     Net income (loss)................   $   744  $ 1,715    $ 2,907  $ (8,930)
     Net income (loss) available to
      common shareholders.............   $   744  $ 1,715    $ 2,907  $ (8,987)
     EPS - Diluted....................   $  (.20) $  (.09)   $   .03  $  (1.24)

(14) RELATED PARTY TRANSACTIONS

      During 1997, the Company paid Madison Dearborn $3,500 in fees related to the Recapitalization. In 1998, Madison Dearborn began providing management and advisory services to the Company under a five year agreement for annual payments of $350.

      On December 29, 1997, the Company entered into a three-year employment agreement with the Company's President, Chief Executive Officer and Director, providing for $475 in annual salary, subject to possible increases, in addition to a maximum annual bonus of up to 50% of base salary. The Company also entered into a two-year consulting and non-competition agreement with the Company's founder, to serve as Chairman of the Board of Directors and to facilitate the Company's relationships with third parties and suppliers. The contract provides for annual compensation of $250 per year. These agreements also provide for certain non-compete and non-solicitation covenants and confidentiality provisions.

(15) LEGAL PROCEEDINGS

      The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)

(16) EARNINGS PER COMMON SHARE

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended March 31, 1998. All prior periods' weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

                                          Year Ended December 31,
                                          -----------------------------
                                                                 1996
                                           1998    1997 (1)       (1)
                                          -------  --------     -------
                                           (Amounts in thousands,
                                              except per share
                                                  amounts)
Basic EPS:
 Net Income (loss)....................... $13,152  $ (3,564)    $11,516
  Less:
   Junior preferred dividends............  (7,396)   (7,034)(1)  (7,034)(1)
   Senior preferred dividends............  (3,540)   (3,313)(1)  (3,313)(1)
   Senior preferred accretion............     (30)      --          --
                                          -------  --------     -------
 Net income (loss) available to common
  shareholders........................... $ 2,186  $(13,911)    $ 1,169
                                          =======  ========     =======
 Weighted average common shares prior to
  Recapitalization.......................     --     11,786 (1)  11,833 (1)
 Impact for Recapitalization-embedded
  stock split............................     --       0.79 (1)    0.79 (1)
                                          -------  --------     -------
                                              --      9,311       9,348
 Weighted average common shares post
  Recapitalization.......................   3,767        31 (2)     --
                                          -------  --------     -------
 Weighted average number of common shares
  outstanding............................   3,767     9,342       9,348
                                          =======  ========     =======
 Net income (loss) per common share...... $  0.58  $  (1.49)    $  0.13
                                          =======  ========     =======
Diluted EPS:
 Net earnings available to common
  shareholders .......................... $ 2,186  $(13,911)    $ 1,169
                                          =======  ========     =======
 Effect of dilutive securities:
  Stock options..........................     208       --          537
 Impact for recapitalization--embedded
  stock split............................     --        --         0.79 (1)
                                          -------  --------     -------
 Weighted average common equivalent
  shares from stock options..............     208       --  (3)     424
 Weighted average number of common shares
  outstanding............................   3,767     9,342       9,348
                                          -------  --------     -------
 Weighted average number of common shares
  and common stock equivalents
  outstanding ...........................   3,975     9,342       9,772
                                          =======  ========     =======
 Net income (loss) per common share...... $  0.55  $  (1.49)    $  0.12
                                          =======  ========     =======

                  TUESDAY MORNING CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                    (In thousands, except for share amounts)
--------
(1) For the years ended December 31, 1997 and 1996, for the purpose of this calculation, the net income available to common shareholders and weighted average number of shares have been adjusted to retroactively reflect the Recapitalization.

(2) This amount represents the weighted average shares outstanding under the capital structure after the Recapitalization in 1997.

(3) During 1997, the impact of the stock options are anti-dilutive and accordingly are not included herein.

(17) SUBSEQUENT EVENT (UNAUDITED)

      On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock. The Company intends to use estimated net proceeds of $80.2 million to redeem 35% of their Senior Subordinated Notes, all of the outstanding shares of Senior Preferred Stock and a portion of the Junior Preferred Stocks. Also, in conjunction with the stock offering, the Company intends to convert all of the remaining shares of junior preferred stocks into common stock. In connection with the redemption of a portion of the Senior Subordinated Notes, the Company expects to incur an extraordinary charge, net of income taxes, of approximately $3.3 million in the second quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TUESDAY MORNING CORPORATION

                                                 /s/ Jerry M. Smith
Date: March , 1999                        By: _________________________________
                                                    Jerry M. Smith,
                                                  Chief Executive Officer,
                                             President and Director (Principal
                                                     Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1999.

                  Name                             Title
                  ----                             -----


         /s/ Jerry M. Smith             Chief Executive Officer,
 ______________________________________  President and Director
             Jerry M. Smith              (Principal Executive
                                         Officer)

         /s/ Mark E. Jarvis             Sr. Vice President, Chief
 ______________________________________  Financial Officer
             Mark E. Jarvis              (Principal financial and
                                         accounting officer)

          /s/ Lloyd L. Ross             Chairman of the Board of
 ______________________________________  Directors
             Lloyd L. Ross

    /s/ William J. Hunckler, III        Director
 ______________________________________
        William J. Hunckler, III

     /s/ Benjamin D. Chereskin          Director
 ______________________________________
         Benjamin D. Chereskin

        /s/ Robin P. Selati             Director
 ______________________________________
            Robin P. Selati