Form 10-Q
period 1999-03-31
TUESDAY MORNING CORP/DE
filed 1999-05-07
CIK 878726

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For Quarter Ended March 31, 1999                Commission File Number 333-46013


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

                              Yes   X     No_______
                                  ------


Common stock outstanding as of March 31, 1999:  26,802,251 shares

                          TUESDAY MORNING CORPORATION



                        PART 1 - FINANCIAL INFORMATION

                                                                  Page No.
Item 1 - Financial Statements
                                                                  --------

          Consolidated Balance Sheets as of March 31, 1999,
             March 31, 1998  and December 31, 1998                   1

          Consolidated Statements of Operations for the
             Three Months Ended  March 31, 1999 and 1998             2

          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1999 and 1998              3

          Notes to Consolidated Financial Statements                 4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        5

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     In Thousands (except for share data)

                                                                                         Unaudited     Unaudited      Audited
                                                                                         March 31,     March 31,      Dec. 31,
                                          ASSETS                                           1999          1998          1998
                                                                                         ---------     ---------     ---------
Current assets:
 Cash and cash equivalents..........................................................     $   1,206     $   1,602     $  20,282
 Inventories........................................................................       145,568       134,124        96,743
 Prepaid expenses...................................................................         1,976         1,455         1,114
 Other current assets...............................................................           484           480           466
 Income taxes receivable............................................................             -           924             -
 Deferred income taxes..............................................................           354             -           354
                                                                                         ---------     ---------     ---------
     Total current assets...........................................................       149,588       138,585       118,959
                                                                                         ---------     ---------     ---------
Property and equipment, at cost.....................................................        59,958        63,676        60,355
 Less accumulated depreciation & amortization.......................................       (35,371)      (32,303)      (36,263)
                                                                                         ---------     ---------     ---------
     Net property and equipment.....................................................        24,587        31,373        24,092
                                                                                         ---------     ---------     ---------
Other assets, at cost:
 Due from officers..................................................................         3,403         3,215         3,345
 Deferred financing costs...........................................................         8,087         9,407         8,452
 Other assets.......................................................................           291           290           471
                                                                                         ---------     ---------     ---------
     Total Assets...................................................................     $ 185,956     $ 182,870     $ 155,319
                                                                                         =========     =========     =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Installments of mortgages..........................................................     $   1,021     $   1,021     $   1,021
 Revolving credit facility..........................................................        11,740        18,001             -
 Installments of notes payable......................................................         4,310         2,700         3,398
 Installments of capital lease obligation...........................................           101           330           161
 Accounts payable...................................................................        39,105        32,238        23,081
 Accrued liabilities
  Sales taxes.......................................................................         1,260           977         3,039
  Interest expense..................................................................         3,530         4,977         2,195
  Other.............................................................................         3,884         4,812         6,712
 Deferred income taxes..............................................................             -            55             -
 Income taxes payable...............................................................         1,064             -         8,845
                                                                                         ---------     ---------     ---------
     Total current liabilities......................................................        66,015        65,111        48,452
                                                                                         ---------     ---------     ---------
Mortgages on land, buildings and equipment..........................................         2,297         3,318         2,552
Notes payable, excluding current installments.......................................       195,910       207,300       198,065
Revolving credit facility excluding current portion.................................        15,000        15,000             -
Deferred income taxes...............................................................         2,211         2,771         2,209
Dividends payable on Jr. Preferred..................................................         9,342         1,798         7,435
                                                                                         ---------     ---------     ---------
     Total Liabilities..............................................................       290,775       295,298       258,713
                                                                                         ---------     ---------     ---------

Senior exchangeable redeemable preferred stock,
 par value $.01 per share, authorized 1,000,000 shares,
 283,891 issued at December 31, 1998; aggregate liquidation preference $28,558;
 258,281 issued at March 31, 1998; aggregate liquidation preference $25,828
 293,294 issued at March 31, 1999; aggregate liquidation preference $29,502                 29,182        25,485        28,231
redeemable preferred stock, par value $.01 per share, authorized
 150,000 shares, 85,998 issued at December 31, 1998, March 31, 1998 and
 March 31, 1999; aggregate liquidation preference $85,998...........................        85,998        85,998        85,998

Shareholders' equity
 Junior perpetual preferred stock, authorized 2,500 shares, 1,930 issued at December 31, 1998, March 31, 1998 and March 31, 1999; par value $.01 per
 share; aggregate liquidation preference $1,930.....................................         1,930         1,930         1,930
 Common stock par value $.01 per share, authorized 100,000,000 shares;
 issued 26,563,782 shares at December 31, 1998, 26,249,951 shares at
 March 31, 1998 and 26,802,251 at March 31,1999                                                268           262           266

 Additional paid-in capital.........................................................         5,469         5,362         5,423
 Retained deficit...................................................................      (227,666)     (231,465)     (225,242)
                                                                                         ---------     ---------     ---------
     Total Shareholders' Equity.....................................................      (219,999)     (223,911)     (217,623)
                                                                                         ---------     ---------     ---------
Total Liabilities and Shareholders' Equity..........................................     $ 185,956     $ 182,870     $ 155,319
                                                                                         =========     =========     =========

                Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                Unaudited In Thousands (Except per share data)

                                                                                        Three Months Ended
                                                                                     -------------------------
                                                                                       March 31,     March 31,
                                                                                         1999          1998
                                                                                     -----------  ------------
Net sales..........................................................................   $  71,761     $  58,811
Cost of sales......................................................................      43,387        36,463
                                                                                      ---------     ---------
      Gross profit.................................................................      28,374        22,348

Selling, general and administrative expenses.......................................      22,514        18,862

      Operating income.............................................................       5,860         3,486
                                                                                      ---------     ---------

Other income (expense):
  Interest income..................................................................          87           109
  Interest expense.................................................................      (5,495)       (6,221)
  Other income.....................................................................         218           299
                                                                                      ---------     ---------

                                                                                         (5,190)       (5,813)
                                                                                      ---------     ---------
      Income (loss) before income taxes............................................         670        (2,327)

Income tax expense.................................................................         235          (873)
                                                                                      ---------     ---------

      Net income (loss)............................................................   $     435     $  (1,454)

Less: Dividends on and accretion of preferred stocks...............................      (2,858)       (2,583)
                                                                                      ---------     ---------
Net (loss) available to common shareholders........................................   $  (2,423)    $  (4,037)
                                                                                      =========     =========

Net (loss) per common share:
      Basic........................................................................   $   (0.09)    $   (0.15)
                                                                                      =========     =========
      Diluted......................................................................   $   (0.09)    $   (0.15)
                                                                                      =========     =========

Weighted average number of common shares
      and common share equivalents outstanding:
      Basic........................................................................      26,799        26,250
      Diluted......................................................................      26,799        26,250

PRO FORMA
---------

Net income (loss)..................................................................   $     435     $  (1,454)

      Add: Reduction of interest expense from $31 million notes payment, net of tax         577           556
                                                                                      ---------     ---------
Pro forma income (loss) available to common shareholders...........................   $   1,012     $    (898)
                                                                                      =========     =========

Net income (loss) per common share
      Basic........................................................................   $    0.03     $   (0.02)
                                                                                      =========     =========
      Diluted......................................................................   $    0.03     $   (0.02)
                                                                                      =========     =========

Weighted average number of common shares
      and common share equivalents outstanding:
       Basic.......................................................................      38,146        37,596
      Diluted......................................................................      39,842        37,596

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            Unaudited In Thousands

                                                                                     Three Months Ended March 31,
                                                                             --------------------------------------------
                                                                                   1999                         1998
                                                                             -----------------            ---------------
Net cash flows from operating activities:
         Net income (loss)                                                    $            435            $      (1,454)

        Depreciation and amortization                                                    1,517                    1,331
        Amortization of financing fees                                                     365                      333
        Loss on disposal of fixed assets                                                     5                        -

        Change in operating assets and liabilities:
          Income taxes receivable                                                            -                     (906)
          Inventories                                                                  (48,826)                 (34,938)
          Prepaid expenses                                                                (863)                    (396)
          Other current assets                                                             (18)                      93
          Other assets and liabilities                                                     180                      384
          Accounts payable                                                              16,024                    9,986
          Accrued liabilities                                                           (3,272)                 (27,278)
          Income taxes payable                                                          (7,780)                       -
                                                                             -----------------            -------------

            Total adjustments                                                          (42,668)                 (51,391)
                                                                             -----------------            -------------

    Net cash (used in) operating activities                                            (42,233)                 (52,845)
                                                                             -----------------            -------------

Net cash flows from investing activities:
    Loans to and (payments from) officers                                                  (57)                     428
    Proceeds from sale of assets                                                            23                        -
    Capital expenditures                                                                (2,039)                  (2,064)
                                                                             -----------------            -------------

    Net cash (used in) investing activities                                             (2,073)                  (1,636)
                                                                             -----------------            -------------

Net cash flows from financing activities:
    Proceeds from revolving credit facility                                             26,740                   33,001
    Financing fees                                                                           -                     (112)
    Payment of debt and mortgages                                                       (1,498)                    (255)
    Principal payments under capital lease obligation                                      (60)                     (53)
    Proceeds from exercise of common
        stock options/stock purchase plan                                                   48                        -
                                                                             -----------------            -------------

    Net cash provided by financing activities                                           25,230                   32,581
                                                                             -----------------            -------------

Net change in cash and cash equivalents                                                (19,076)                 (21,900)

Cash and cash equivalents at beginning of period                                        20,282                   23,502
                                                                             -----------------            -------------

Cash and cash equivalents at end of period                                    $          1,206            $       1,602
                                                                             =================            =============

Supplemental cash flow information:

Our Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends, accordingly dividends have not been paid in cash. This statement does not reflect the accrual for 1999 and 1998 of $1,907 and $1,760 respectively for dividends on the Junior Preferred Stocks or the accrual of $951 and $824 of additional Senior Preferred Stock in 1999 and 1998 respectively as a dividend to the holders of the Senior Preferred Stock.

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

    Refer to the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998 for more details of the transaction.

2. The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10K filing.

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

6. On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. The Company intends to use the net proceeds of $76.9 million to redeem $31.0 million of our Senior Subordinated Notes, (plus $3.4 million of prepayment premium), all of the outstanding shares of Senior Preferred Stock and $7.4 million of the Junior Preferred Stocks. Also, in conjunction with the stock offering, all of the remaining shares of junior preferred stock will be converted into common stock. In connection with the redemption of a portion of the Senior Subordinated Notes, the Company expects to incur an extraordinary charge, net of income taxes, of approximately $3.3 million in the second quarter of 1999.

                          TUESDAY MORNING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the year ended December 31, 1998.

RESULTS OF OPERATIONS

The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                                      Quarter Ended March 31
                                                                      ----------------------
                                                                       1999              1998
                                                                       ----              ----
Net sales                                                             100.0%            100.0%
Cost of sales                                                          60.5              62.0
                                                                      -----             -----
Gross profit                                                           39.5              38.0
Selling, general and administrative expense                            31.4              32.1
                                                                      -----             -----
Operating income                                                        8.1               5.9
Net interest and other income                                          <7.2>             <9.9>
                                                                      -----             -----
Income (loss) before income taxes                                       0.9              <4.0>
Income taxes                                                            0.3              <1.5>
                                                                      -----             -----
Net income (loss)                                                       0.6%             <2.5>%
                                                                      =====             =====

THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

During the first quarter of 1999, sales increased 22.0% due primarily to comparable store sales increases of 13.1% and $6.2 million of sales from new stores. Average store sales for the quarter increased from $182 thousand to $203 thousand. We believe our unique niche in the retail industry and the breadth of experience of our buying organization have allowed us to offer tremendous values to our customers which has been the primary factor in our strong comparable store sales growth.

Gross profit increased $6.0 million from $22.3 million to $28.4 million which resulted from the increased sales mentioned above and an increase in the gross profit percentage of 1.5%. The gross profit percentage increased due to a reduction in markdowns as compared to 1998. In 1998, markdown expenses were higher than those of 1999 primarily due to the liquidation of our fine jewelry inventory in conjunction with our decision to exit this product category.

                         TUESDAY MORNING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general, and administrative expense benefited from leverage of our store level and home office expenses which did not increase as rapidly as our sales increased. These expenses increased $3.7 million primarily due to new stores as well as to expenses associated with the additional through-put of product. These expenses as a percentage of sales decreased to 31.4% from 32.1% due to the leverage discussed above.

Interest expense decreased due to principle payments totaling $9.8 million and reduced borrowing needs. The income tax rate decreased from 37.5% in 1998 to 35.1% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used by operating activities for the quarters ended March, 1998 and 1999 was $52.8 million, and $42.2 million respectively. These amounts were due to the seasonal buildup of inventory, the payment of fees and expenses related to the Recapitalization in 1998, and in 1999, income taxes payable. Cash and cash equivalents as of March 31, 1998 and 1999 were $1.6 million and $1.2 million respectively.

Capital expenditures, principally associated with new store openings and warehouse equipment were $2.0 million and $2.1 million for the first quarter of 1999 and 1998, respectively. We expect to spend approximately $12 million for capital expenditures in 1999, including approximately $6.5 million related to the anticipated purchase of a warehouse we are currently leasing.

As part of the Recapitalization, discussed in detail in the December 31, 1998 financial statements, we entered into the Senior Credit Facility, which is comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At March 31, 1999, we had $100.2 million outstanding under the Term Loans and $26.7 million outstanding under the Revolving Credit Facility, with $28.8 million of remaining availability thereunder. The Term Loan A loans and the Revolving Credit Facility loans mature on the fifth anniversary of the Closing, and the Term Loan B loans will mature on the seventh anniversary of the Closing. For 30 consecutive days during each twelve month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility may not exceed $15.0 million.

                          TUESDAY MORNING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also, as part of the Recapitalization, we issued 250,000 shares of Senior Exchangeable Preferred stock, 293,294 at March 31, 1999, including cumulative dividends at 13.25%. We also issued 85,998 shares of Junior Redeemable Preferred stock and 1,930 shares of Junior Perpetual Preferred stock which earn cumulative dividends at 8% annually. At March 31, 1999, the accrued dividends for the Junior Preferred stocks totaled $9,342. We may redeem the Junior Preferred stocks without penalty; the Senior Exchangeable Preferred stock may be redeemed at various premiums over the next six years.

See Initial Public Offering on page 9 for a discussion on the paydown of the notes and the redemption of preferred stock, which occurred subsequent to March 31, 1999.

Upon consummation of the Recapitalization, our total debt and interest charges increased significantly. Interest payments on the Notes, under the Senior Credit Facility and on the Exchange Debentures, represent significant liquidity requirements. The Notes require semi-annual interest payments, and interest on the loans under the Senior Credit Facility is due quarterly. We anticipate that cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility).

The instruments governing our indebtedness and the Senior Exchangeable Preferred Stock, including the Certificate of Designation, the Exchange Indenture, the Senior Credit Facility and the Indenture contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with our highly leveraged nature could limit corporate and operating activities, including our ability to invest in opening new stores.

INVENTORY:

Inventory increased from $96.7 million at year end to $145.5 million at March 31, 1999, for an increase of $48.8 million from December 31, 1998. As reflected on the chart on page 12, the increase in warehouse inventory is predominately attributed to normal seasonal fluctuations in inventory levels. Inventory levels typically increase during the year from the year end low point.

                          TUESDAY MORNING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in inventory at the stores from March 31, 1998 to March 31, 1999 is the result of sales for the quarter in excess of shipments and improved sell through of fourth quarter and first quarter merchandise. Store level inventory in excess of six months old is consistent for each year.

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

We recognize that our failure to resolve internal Y2K issues could result, in the worst case, in our inability to distribute merchandise to our stores and to process our daily business for some period

                          TUESDAY MORNING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of time. However, we presently believe that scenario is unlikely based on our Y2K remediation plan. The failure of one or more of our third party service providers to resolve Y2K issues could also result in a business interruption. In addition, the failure of one or more of our merchandise suppliers to resolve their own Y2K issues could negatively affect us. The lost revenue, if any, resulting from a worst case scenario would depend on the length of time during which such failure goes uncorrected and on how widespread the impact.

Our Y2K exposure is mitigated by the following factors: (1) no vendor accounts for more than 5% of our purchases; (2) we will receive substantially all of our merchandise for the first sale event of 2000 before January 1, 2000; (3) our first sales event of 2000 is scheduled to begin six weeks after January 1, 2000; and (4) there is neither a contractual nor business reason for us to buy a specific product from a specific vendor.

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

INITIAL PUBLIC OFFERING

On March 12, 1999, we filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. We intend to use the net proceeds of $76.9 million to redeem $31.0 million of our Senior Subordinated Notes, (plus $3.4 million of prepayment premium), all of the outstanding shares of Senior Preferred Stock and $7.4 million of the Junior Preferred Stocks. Also, in conjunction with the stock offering, all of the remaining shares of junior preferred stock will be converted into common stock. In connection with the redemption of a portion of the Senior Subordinated Notes, we expect to incur an extraordinary charge, net of income taxes, of approximately $3.3 million in the second quarter of 1999.

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

                          TUESDAY MORNING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS PER COMMON SHARE

                                                                      Three Months Ended
                                                             ------------------------------------
                                                                  March 31,          March 31,
                                                                    1999               1998
                                                             ----------------      --------------
Basic EPS:
  Net income (loss)                                             $       435         $     (1,454)
    Less:
       Junior preferred dividends                                    (1,907)              (1,759)
       Senior preferred dividends                                      (944)                (817)
       Senior preferred accretion                                        (7)                  (7)
                                                                -----------         ------------
  Net (loss) available to common shareholders                   $    (2,423)        $     (4,037)
                                                                ===========         ============

  Weighted average common shares                                     26,799               26,250    (1)

  Net (loss) per common share                                   $     (0.09)        $      (0.15)
                                                                ===========         ============

Diluted EPS:
  Net (loss) available to common shareholders                   $    (2,423)        $     (4,037)
                                                                ===========         ============

  Effect of dilutive securities:

    Weighted average common equivalent shares from
     stock options                                                        -                    -    (2)

    Weighted average common shares outstanding                       26,799               26,250    (1)
                                                                -----------         ------------
    Weighted average number of common shares and
     common stock equivalents outstanding                            26,799               26,250
                                                                ===========         ============

  Net (loss) per common share                                   $     (0.09)        $      (0.15)
                                                                ===========         ============


(1)  Reflects seven for one stock split effective March 25, 1999
(2)  Not included in calculation, because of anti-dilutive effect

                          TUESDAY MORNING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              TOTAL INVENTORY LEVELS BY LOCATION
                                        ($ MILLIONS)
                               3/31/99       3/31/98    12/31/98
                              --------      --------   ---------
Stores                        $   57.2      $   61.7   $    58.8
Warehouse                         88.2          72.4        37.9
                              --------      --------   ---------
   Total                      $  145.5      $  134.1   $    96.7
                              ========      ========   =========

                             PER STORE INVENTORY LEVELS BY LOCATION
                                        ($ THOUSANDS)
                               3/31/99       3/31/98    12/31/98
                              --------      --------   ---------
Stores                        $    162      $    191   $     169
Warehouse                          249           224         109
                              --------      --------   ---------
   Total                      $    411      $    415   $     278
                              ========      ========   =========

Store count                        354           323         347

                                        STORE OPENINGS/CLOSINGS

                                  THREE MONTHS              THREE MONTHS
                                     ENDING                    ENDING
                                 MARCH 31, 1999            MARCH 31, 1998
                              ---------------------     --------------------
Stores Open at
Beginning of Period                   347                       315
Stores Opened                          12                        11
Stores Closed                          <5>                       <3>
                                      ---                       ---
Stores Open at End
of Period                             354                       323
                                      ===                       ===

                          TUESDAY MORNING CORPORATION


                          PART II - OTHER INFORMATION


Not Applicable.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TUESDAY MORNING CORPORATION
                                             (Registrant)



DATE: May 7, 1999                       /s/ Mark E. Jarvis
                                        ----------------------------------
                                        Mark E. Jarvis, Senior Vice President