Form 10-Q
period 1999-06-30
TUESDAY MORNING CORP/DE
filed 1999-08-11
CIK 878726

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For Quarter Ended June 30, 1999                Commission File Number 333-46013


                          TUESDAY MORNING CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                                  75-2398532
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


14621 INWOOD RD., ADDISON, TEXAS                                 75001
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

                             Yes    X         No_______
                                ---------

Common stock outstanding as of June 30, 1999: 38,802,648 shares

                          TUESDAY MORNING CORPORATION

                        PART 1 - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        -------
Item 1 -  Financial Statements
               Consolidated Balance Sheets as of June 30, 1999,
                June 30, 1998 and December 31, 1998                        1

               Consolidated Statements of Operations for the
                Three Months and Six Months
                Ended June 30, 1999 and 1998                               2

               Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1999 and 1998                    3

               Notes to Consolidated Financial Statements                  4

Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         5

Item 3 -  Quantitative and Qualitative Disclosures about
               Market Risk                                                10

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     In Thousands (except for share data)

                                                                                          Unaudited        Unaudited      Audited
                                                                                           June 30,         June 30,      Dec. 31,
                                           ASSETS                                            1999             1998          1998
                                                                                          ----------      -----------    ---------
     Current assets:
        Cash and cash equivalents....................................................    $       912      $       525    $  20,282
        Inventories..................................................................        168,595          138,966       96,743
        Assets held for sale.........................................................              -            5,857            -
        Prepaid expenses.............................................................          2,093            1,600        1,114
        Other current assets.........................................................            438              347          466
        Income taxes receivable......................................................            327                -            -
        Deferred income taxes........................................................            354            1,610          354
                                                                                         -----------      -----------    ---------
               Total current assets..................................................        172,719          148,905      118,959
                                                                                         -----------      -----------    ---------
     Property and equipment, at cost.................................................         67,944           58,946       60,355
        Less accumulated depreciation & amortization.................................        (36,672)         (33,675)     (36,263)
                                                                                         -----------      -----------    ---------
               Net property and equipment............................................         31,272           25,271       24,092
                                                                                         -----------      -----------    ---------
     Other assets, at cost:
        Due from officers............................................................              -            3,253        3,345
        Deferred financing costs.....................................................          6,469            9,263        8,452
        Other assets.................................................................            304              285          471
                                                                                         -----------      -----------    ---------
               Total Assets..........................................................    $   210,764      $   186,977    $ 155,319
                                                                                         ===========      ===========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
        Installments of mortgages....................................................    $     1,671      $     1,021    $   1,021
        Revolving credit facility....................................................         26,230           27,375            -
        Installments of notes payable................................................          4,858            3,405        3,398
        Installments of capital lease obligation.....................................             41              274          161
        Accounts payable.............................................................         41,137           30,100       23,081
        Accrued liabilities
          Sales taxes................................................................          1,275            1,005        3,039
          Interest expense...........................................................            935            2,846        2,195
          Other......................................................................          7,210            5,311        6,712
        Income taxes payable.........................................................              -               55        8,845
                                                                                         -----------      -----------    ---------
               Total current liabilities.............................................         83,357           71,392       48,452
                                                                                         -----------      -----------    ---------
     Mortgages on land, buildings and equipment......................................          7,892            3,063        2,552
     Notes payable, excluding current installments...................................        163,716          206,595      198,065
     Revolving credit facility excluding current portion.............................         15,000           15,000            -
     Deferred income taxes...........................................................          2,211            2,771        2,209
     Dividends payable on Jr. Preferred..............................................              -            3,612        7,435
                                                                                         -----------      -----------    ---------
               Total Liabilities.....................................................        272,176          302,433      258,713
                                                                                         -----------      -----------    ---------
     Senior exchangeable redeemable preferred stock,
        par value $.01 per share, authorized 1,000,000 shares,
        283,891 issued at December 31, 1998; aggregate liquidation preference
        $28,558 and 265,695 issued at June 30, 1998; aggregate liquidation
        preference $26,595...........................................................              -           26,374       28,231
     Junior redeemable preferred stock, par value $.01 per share, authorized
        150,000 shares, 85,998 issued at December 31, 1998 and  June 30, 1998;
        aggregate liquidation preference $85,998.....................................              -           85,998       85,998

     Shareholders' equity
        Junior perpetual preferred stock, authorized 2,500 shares, 1,930 issued at December 31, 1998 and  June 30, 1998; par value $.01 per share;
        aggregate liquidation preference $1,930......................................              -            1,930        1,930
        Common stock par value $.01 per share, authorized 100,000,000 shares;
        issued 26,563,782 shares at December 31, 1998, 26,249,951 shares at
        June 30, 1998 and 38,802,648 at June 30,1999.................................            388              259          266

        Additional paid-in capital...................................................        171,941            5,365        5,423
        Retained deficit.............................................................       (233,741)        (235,382)    (225,242)
                                                                                         -----------      -----------    ---------
               Total Shareholders' Equity............................................        (61,412)        (227,828)    (217,623)
                                                                                         -----------      -----------    ---------
     Total Liabilities and Shareholders' Equity......................................    $   210,764      $   186,977    $ 155,319
                                                                                         ===========      ===========    =========

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                            Unaudited In Thousands
                            (except per share data)

                                                                           Three Months Ended June 30,   Year to date as of June 30,
                                                                           ---------------------------   ---------------------------
                                                                             1999             1998           1999            1998
                                                                           ---------       -----------   ------------    -----------
Net sales...............................................................  $  107,681         $  84,829    $   179,442    $  143,640
Cost of sales...........................................................      72,103            57,490        115,490        93,953
                                                                          ----------         ---------    -----------    ----------
     Gross profit.......................................................      35,578            27,339         63,952        49,687

Selling, general and administrative expenses............................      27,021            23,135         49,534        41,997

     Operating income...................................................       8,557             4,204         14,418         7,690
                                                                          ----------         ---------    -----------    ----------
Other income (expense):
  Interest income.......................................................         216                73            303           181
  Interest expense......................................................      (5,370)           (6,513)       (10,866)      (12,733)
  Other income..........................................................         161               325            379           624
                                                                          ----------         ---------    -----------    ----------
                                                                              (4,993)           (6,115)       (10,184)      (11,928)
                                                                          ----------         ---------    -----------    ----------
     Income (loss) before income taxes and extraordinary item...........       3,564            (1,911)         4,234        (4,238)

Income tax expense......................................................       1,353              (698)         1,588        (1,571)
                                                                          ----------         ---------    -----------    ----------
     Net income (loss) before extraordinary item........................       2,211            (1,213)         2,646        (2,667)

Extraordinary item related to debt extinguishment (net of tax)..........      (3,048)                -         (3,048)            -
                                                                          ----------         ---------    -----------    ----------
     Net income (loss)..................................................  $     (837)        $  (1,213)    $     (402)    $  (2,667)
                                                                          ==========         =========    ===========    ==========
Earnings per Share
------------------

Net income (loss) before extraordinary item.............................  $    2,211         $  (1,213)    $    2,646     $  (2,667)
     Dividends on and accretion of preferred stocks.....................        (890)           (2,646)        (3,748)       (5,229)
     Premium on redemption of senior preferred stock....................      (4,395)                -         (4,395)            -
                                                                          ----------         ---------    -----------    ----------
Income (loss) available to common shareholders..........................  $   (3,074)        $  (3,859)    $   (5,497)    $  (7,896)
     Extraordinary item related to debt extinguishment (net of tax).....      (3,048)                -         (3,048)            -
                                                                          ----------         ---------    -----------    ----------
Net income (loss) available to common shareholders......................  $   (6,122)        $  (3,859)    $   (8,545)    $  (7,896)
                                                                          ==========         =========    ===========    ==========
Net Income (loss) per Common Share - Basic
     Income (loss) available to common shareholders.....................  $    (0.09)        $   (0.15)    $    (0.18)    $   (0.30)
     Extraordinary item related to debt extinguishment (net of tax).....       (0.09)                -          (0.10)            -
                                                                          ----------         ---------    -----------    ----------
     Net (loss) available to common shareholders........................  $    (0.18)        $   (0.15)    $    (0.28)    $   (0.30)
                                                                          ==========         =========    ===========    ==========
Net Income (loss) per Common Share - Diluted
     Income (loss) available to common shareholders.....................  $    (0.09)        $   (0.15)    $    (0.18)    $   (0.30)
     Extraordinary item related to debt extinguishment (net of tax).....       (0.09)                -          (0.10)            -
                                                                          ----------         ---------    -----------    ----------
     Net (loss) available to common shareholders........................  $    (0.18)        $   (0.15)    $    (0.28)    $   (0.30)
                                                                          ==========         =========    ===========    ==========
Weighted average number of common shares
  and common share equivalents outstanding:
  Basic.................................................................      35,239            26,250         31,042        26,250
  Diluted...............................................................      35,239            26,250         31,042        26,250

Pro forma Earnings per Share
----------------------------

Net income (loss) before extraordinary item.............................  $    2,211         $  (1,213)    $    2,646     $  (2,667)
  Add: Reduction of interest expense from $31 million notes payment,
  net of tax............................................................         275               556            852         1,112
                                                                          ----------         ---------    -----------    ----------
Pro forma income (loss) available to common shareholders................  $    2,486         $    (657)    $    3,498     $  (1,555)
                                                                          ==========         =========    ===========    ==========
Net income (loss) per common share
  Basic.................................................................  $     0.06         $   (0.02)    $     0.09     $   (0.04)
                                                                           ==========         =========    ===========    ==========
  Diluted..............................................................  $     0.06          $   (0.02)    $     0.09     $   (0.04)
                                                                          ==========         =========    ===========    ==========
Weighted average number of common shares
  and common share equivalents outstanding:
  Basic.................................................................      38,146            37,597         38,146        37,597
  Diluted...............................................................      39,978            37,597         39,949        37,597

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            Unaudited In Thousands

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   1999           1998
                                                                                ----------     ----------
          Net cash flows from operating activities:
               Net income (loss)                                                $     (402)    $   (2,667)

               Depreciation and amortization                                         2,825          2,739
               Amortization of financing fees                                          705            666
               Extraordinary item                                                    3,048              -
               Loss on disposal of fixed assets                                         15              4

               Change in operating assets and liabilities:
                 Income taxes receivable                                                 -         (1,592)
                 Inventories                                                       (71,852)       (39,779)
                 Prepaid expenses                                                     (979)          (542)
                 Other current assets                                                   28            227
                 Other assets                                                          167            388
                 Accounts payable                                                   18,056          7,847
                 Accrued liabilities                                                (2,526)       (28,882)
                 Income taxes payable                                               (7,530)             -
                                                                                ----------     ----------
                    Total adjustments                                              (58,043)       (58,924)
                                                                                ----------     ----------
            Net cash (used in) operating activities                                (58,445)       (61,591)
                                                                                ----------     ----------

          Net cash flows from investing activities:
            Repayments of loans from officers                                        3,345            390
            Proceeds from sale of assets                                                28              -
            Capital expenditures                                                   (10,046)        (3,231)
                                                                                ----------     ----------
            Net cash (used in) investing activities                                 (6,673)        (2,841)
                                                                                ----------     ----------
          Net cash flows from financing activities:
            Proceeds from revolving credit facility                                 41,230         42,375
            Financing fees                                                               -           (300)
            Payment of debt and mortgages                                           (2,399)          (511)
            Mortgage on warehouse                                                    6,500              -
            Partial redemption of Senior Subordinated Note                         (34,410)             -
            Principal payments under capital lease obligation                         (120)          (109)
            Proceeds from exercise of common stock options                              49              -
            Redeem Junior Preferred Stocks                                          (7,382)             -
            Redeem Senior Exchangeable Redeemable Preferred Stock                  (33,855)             -
            Net proceeds from IPO                                                   76,135              -
                                                                                ----------     ----------
            Net cash provided by financing activities                               45,748         41,455
                                                                                ----------     ----------
          Net change in cash and cash equivalents                                  (19,370)       (22,977)

          Cash and cash equivalents at beginning of period                          20,282         23,502
                                                                                ----------     ----------
          Cash and cash equivalents at end of period                            $      912     $      525
                                                                                ==========     ==========
          Supplemental cash flow information:

          Non-cash items:
          Conversion of : Jr. perpetual preferred stock                                553              -
                          Jr. redeemable preferred stock                            89,903              -

          At June 30,1999, see IPO note. As of June 30, 1998, our Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends, accordingly dividends have not been paid in cash. This statement does not reflect the accrual of $3,573 in 1998 for dividends on the Junior Preferred Stocks or the issuance of $1,713 of additional Senior Preferred Stock in 1998, as a dividend to the holders of the Senior Preferred Stock.

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

3. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on the page 6.

4. On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. The Company used the net proceeds of $76.1 million as described in the Initial Public Offering note.

     In connection with the redemption of a portion of the Senior Subordinated Notes, the Company incurred an extraordinary charge, net of income taxes, of $3.0 million in the second quarter of 1999.

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998.

Results of Operations

The following table sets forth certain financial information from the Company's consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                   Quarter Ended June 30           Year to date, June 30
                                               ------------------------------   -------------------------------
                                                    1999            1998             1999           1998
                                               --------------   -------------   --------------   --------------
Net sales                                           100.0%          100.0%           100.0%           100.0%
Cost of sales                                        67.0            67.8             64.4             65.4
                                                    -----           -----            -----            -----
Gross profit                                         33.0            32.2             35.6             34.6
Selling, general and administrative expense          25.1            27.2             27.6             29.2
                                                    -----           -----            -----            -----
Operating income                                      7.9             5.0              8.0              5.4
Net interest expense and other income                (4.6)           (7.2)            (5.7)            (8.3)
                                                    -----           -----            -----            -----
Earnings (loss) before income taxes and
extraordinary item                                    3.3            (2.2)             2.4             (2.9)
Net earnings (loss) before extraordinary item         2.1            (1.4)             1.5             (1.9)
Net earnings                                         (0.8)%          (1.4)%           (0.2)%           (1.9)%

Three Months Ended June 30, 1999
Compared to the Three Months Ended June 30, 1998

During the second quarter of 1999 sales increased 26.9% due primarily to comparable store sales increases of 16.6% and $10.5 million of sales from new stores. Average store sales for the quarter increased from $254 thousand to $295 thousand. The increase in comparable sales was comprised of a 13.6% increase in the number of transactions and a 2.6% increase in the average transaction amount. The primary factors in our strong comparable store sales growth include our buying organization's experience in providing value to customers, our unique niche as the nation's only high-end closeout retailer of home furnishings and gifts, and the strong economy.

Gross profit increased $8.2 million from $27.3 million to $35.6 million primarily as a result of the increased sales mentioned above. Our gross profit percentage increased 0.8% compared with last year. Our initial markup on products purchased and markdowns improved by 1.6%, however this was offset by increased buying and distribution expenses of 0.8%.

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Selling, general, and administrative expense benefited from the leverage resulting from increased sales. These expenses increased $3.9 million due to the addition of new stores and inflationary increases. These expenses, as a percentage of sales, decreased to 25.1% from 27.2% due to the leverage resulting from comparable store sales increases.

Interest expense decreased due to an early paydown of Term A and B notes in October 1998, an early paydown of senior subordinated debt which is more fully explained in the Initial Public Offering discussion and decreased borrowings against the revolver.

EBITDA increased from $6.0 million to $10.3 million due to the factors mentioned above.

Six Months Ended June 30, 1999
Compared to the Six Months Ended June 30, 1998

For the first six months of 1999 sales increased 24.9% due primarily to comparable store sales increases of 15.1% and $16.7 million of sales from new stores. Average store sales for the six months increased from $436 thousand to $497 thousand. The increase in comparable sales was comprised of a 11.1% increase in the number of transactions and a 3.5% increase in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $14.3 million from $49.7 million to $64.0 million primarily as a result of the increased sales mentioned above. The gross profit percentage increased by 1.0% due to reduced markdowns, partially offset by increased buying and distribution expense.

Selling, general, and administrative expense increased $7.5 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales decreased to 27.6% from 29.2% due to the leverage resulting from comparable store sales increases.

Interest expense decreased due to an early paydown of Term A and B notes in October 1998, an early paydown of senior subordinated debt which is more fully explained in the Initial Public Offering discussion and decreased borrowings against the revolver.

EBITDA increased from $11.2 million to $18.0 million due to the factors mentioned above.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used by operating activities for the six months ended June, 1999 and 1998 was $58.4 million, and $61.6 million respectively. These amounts were due to the seasonal buildup of inventory and, in 1998, the payment of fees and expenses related to the recapitalization. Cash and cash equivalents as of June 30, 1999 and 1998 were $0.9 million, and $0.5 million respectively.

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

In June of 1999, we purchased a warehouse for $6.5 million that we had been leasing. This was financed through a ten year mortgage with a floating interest rate, currently at 6.952%. Excluding the purchase of the warehouse, capital expenditures principally associated with new store openings and warehouse equipment were $3.5 million and $3.2 million for the six months ending June, 1999 and 1998, respectively. We expect to spend approximately $2.8 million for capital expenditures for the remainder of 1999.

As part of the recapitalization, discussed in detail in the December 31, 1998 financial statements, the Company entered into the Senior Credit Facility, which is comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At June 30, 1999, the Company had $99.6 million outstanding under the Term Loans and $41.2 million outstanding under the Revolving Credit Facility, with $23.6 million of remaining availability thereunder. The Term Loan A loans and the Revolving Credit Facility loans mature in five years, and the Term Loan B loans mature in seven years. For 30 consecutive days during each twelve-month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million.

The Senior Subordinated Notes bear interest at 11.0% and are due on December 15, 2007. These notes are subordinated to any amounts outstanding under the Senior Credit Facility. Interest is payable on June 15 and December 15 of each year.

See Initial Public Offering on page 9 for a discussion on the paydown of the notes and the redemption of preferred stock.

Upon consummation of the recapitalization, our total debt and interest charges increased significantly. Interest payments on the Notes, under the Senior Credit Facility and on the Exchange Debentures, represent significant liquidity requirements. The Notes require semi-annual interest payments, and interest on the loans under the Senior Credit Facility is due quarterly. We anticipate that cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund our working capital needs, planned capital expenditures, and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility).

The instruments governing the Company's indebtedness, the Senior Credit Facility and the Indenture contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with our highly leveraged nature could limit corporate and operating activities, including our ability to invest in opening new stores.

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Inventory:

The Company's inventory increased from $96.7 million at year end to $168.6 million at June 30, 1999, for an increase of $71.9 million from December 31, 1998. As reflected on the chart on page 12, the increase in inventory is entirely in the warehouse. Typically, warehouse inventory levels increase from the beginning of the year to June 30 due to the seasonal nature of our business. The increase in 1999 is higher than usual as some of the merchandise was received earlier than our historical pattern.

The decrease in inventory at the stores from June 30, 1999 to June 30, 1998 is the result of sales for the quarter in excess of shipments. Store level inventory in excess of six months old is consistent for each year.

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

In order to determine that our internal operations are Y2K compliant we have taken an inventory of all computer software programs and hardware. We have determined that our merchandise purchasing, inventory management, shipping and receiving, sales reporting, financial reporting and cash management systems are Y2K compliant. Our remaining system upgrade requirements have been identified, tested and completed, including all file servers. A third party vendor will upgrade our point-of-sale software to the latest version by October 1, 1999. This upgrade was delayed by two months to include requested functional changes to the program. The scheduled update to the point-of-sale hardware is complete. Direct expenditures and internal costs for these upgrades and updates have been and are expected to remain immaterial to our operations. We have evaluated our non-information technology systems, such as our general office security systems, store security systems, corporate access systems, environmental systems and phone systems. We have found that they are Y2K compliant and the corporate access system is now compliant.

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

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

Although Y2K issues or unanticipated or undiscovered Y2K compliance problems could impact our operations, we believe that it is unlikely that Y2K issues or problems will significantly adversely affect us. Our Y2K compliance costs have totaled $110,000 (excluding scheduled upgrades).

Initial Public Offering

On March 12, 1999, we filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. A total of 7,392,000 shares of common stock were registered and sold to the public. This includes 5,515,000 sold by the company and 1,877,000 shares sold by other shareholders. As shown on the next page, proceeds received by the Company have been used to redeem a portion of the Junior redeemable preferred stock and Junior perpetual preferred stock. The remaining Junior stock shares were converted to common stock. The Senior exchangeable redeemable preferred stock was redeemed on May 14, 1999 and $31.0 million of Senior subordinated debt was paid on May 18, 1999. These transactions resulted in an extraordinary charge of $3.0 million, net of tax.

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


                                                            (Amounts in 000's)
Net proceeds from IPO                                           $  76,135
Redemption of Junior Preferred Stock                              ( 7,382)
Redemption of Senior Preferred Stock                              (33,855)
Partial paydown of Senior Subordinated Note                       (34,410)
   Includes prepayment premium of $3.4 million
Interest Income                                                       179
                                                                ---------
Increase in working capital                                     $     667
                                                                =========

Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of June 30, 1999 has not materially changed since December 31, 1998. The market risk profile on December 31, 1998 is disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


                                                        Three Months Ended June 30        Year to date as of June 30
                                                       ---------------------------        ----------------------------
                                                          1999              1998            1999               1998
                                                       ---------         ---------        ---------          ---------
Earnings Per Common Share

Net income (loss)                                      $    (837)       $  (1,213)      $      (402)         $   (2,667)
    Add:  Extraordinary item related to debt
              extinguishment (net of tax)                  3,048                -             3,048                   -
                                                       ---------        ---------       -----------          ----------
Net income (loss) before extraordinary item            $   2,211        $  (1,213)      $     2,646          $   (2,667)

    Less:
     Junior preferred dividends                        $    (562)       $  (1,757)      $    (2,469)         $   (3,516)
     Senior preferred dividends                             (326)            (881)           (1,269)             (1,698)
     Senior preferred accretion                               (2)              (8)              (10)                (15)
     Premium on redemption of senior
       preferred stock                                    (4,395)               -            (4,395)                  -
                                                       ---------        ---------       -----------          ----------
Income (loss) available to common shareholders         $  (3,074)       $  (3,859)      $    (5,497)         $   (7,896)
 Extraordinary item related to debt extinguishment
   (net of tax)                                           (3,048)               -            (3,048)                  -
Net income (loss) available to common shareholders     $  (6,122)       $  (3,859)      $    (8,545)         $   (7,896)
                                                       =========        =========       ===========          ==========

Net Income (loss) per Common Share - Basic
 Income (loss) available to common shareholders        $   (0.09)       $   (0.15)      $     (0.18)         $    (0.30)
 Extraordinary item related to debt extinguishment
   (net of tax)                                            (0.09)               -             (0.10)                  -
                                                       ---------        ---------       -----------          ----------
 Net (loss) available to common shareholders           $   (0.18)       $   (0.15)      $     (0.28)         $    (0.30)
                                                       =========        =========       ===========          ==========

Net Income (loss) per Common Share - Diluted
 Income (loss) available to common shareholders        $   (0.09)       $   (0.15)      $     (0.18)         $    (0.30)
 Extraordinary item related to debt extinguishment
   (net of tax)                                            (0.09)               -             (0.10)                  -
                                                       ---------        ---------       -----------          ----------
 Net (loss) available to common shareholders           $   (0.18)       $   (0.15)      $     (0.28)         $    (0.30)
                                                       =========        =========       ===========          ==========

Effect of dilutive securities:
 Weighted average common equivalent shares from
    stock options                                              -                -                 -                   - (1)

 Weighted average common shares outstanding               35,239           26,250            31,042              26,250 (2)
                                                       ---------        ---------       -----------          ----------

 Weighted average common shares and common
  stock equivalents outstanding                           35,239           26,250            31,042              26,250
                                                       =========        =========       ===========          ==========

(1)  Not included in calculation, because of anti-dilutive effect
(2)  Reflects seven for one stock split effective March 25, 1999

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



                      Total Inventory Levels by Location
                                 ($ millions)

                            6/30/99        6/30/98      12/31/98       12/31/97
                            -------        -------      --------      ---------
Stores                     $   54.4       $   62.1     $    58.8      $    61.5
Warehouse                     114.2           76.9          37.9           37.7
                           --------       --------     ---------      ---------
   Total                   $  168.6       $  139.0     $    96.7      $    99.2
                           ========       ========     =========      =========


                    Per Store Inventory Levels by Location
                                 ($ thousands)

                            6/30/99        6/30/98      12/31/98      12/31/97
                            -------        -------      --------      --------
Stores                     $    149       $    186     $     169      $     195
Warehouse                       313            231           109            120
                           --------       --------     ---------      ---------
   Total                   $    462       $    417     $     278      $     315
                           ========       ========     =========      =========

Store Count                     365            333           347            315

                            Store Openings/Closings

                               Six Months       Six Months
                                 Ending           Ending           FYE
                              June 30, 1999    June 30, 1998     12/31/98
                              -------------    -------------     --------
Stores Open at
Beginning of Period               347               315            315
Stores Opened                      25                21             36
Stores Closed                     (7)               (3)             (4)
                                  ---               ---           ----
Stores Open at End
                                  365               333            347
of Period                         ===               ===           ====

                          TUESDAY MORNING CORPORATION

                          PART II - OTHER INFORMATION


Not applicable.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TUESDAY MORNING CORPORATION
                                              (Registrant)



DATE: August 11, 1999                  /s/ Mark E. Jarvis
                                           -------------------------------------
                                           Mark E. Jarvis, Senior Vice President