Form 10-Q
period 1999-09-30
TUESDAY MORNING CORP/DE
filed 1999-11-05
CIK 878726

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For Quarter Ended September 30, 1999            Commission File Number 333-46013


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

                              Yes  X   No_______
                                 -----


Common stock outstanding as of September 30, 1999:  38,810,446 shares

                          TUESDAY MORNING CORPORATION



                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements                                       Page No.
                                                                    -------
             Consolidated Balance Sheets as of September 30, 1999,
                September 30, 1998 and December 31, 1998               1

             Consolidated Statements of Operations for the
                Three Months and Nine Months
                Ended September 30, 1999 and 1998                      2

             Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998          3

             Notes to Consolidated Financial Statements                4

Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       5

Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk                                               10

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     In Thousands (except for share data)

                                                                            Unaudited            Unaudited           Audited
                                                                          September 30,        September 30,         Dec. 31,
                             ASSETS                                           1999                 1998                1998
                                                                          -------------        -------------         ---------
Current assets:
     Cash and cash equivalents.........................................   $     11,448         $       1,250         $  20,282
     Cash restricted (1)...............................................              -                 7,187                 -
     Inventories.......................................................        194,513               168,821            96,743
     Prepaid expenses..................................................          2,476                 1,572             1,114
     Other current assets..............................................            352                   330               466
     Income taxes receivable...........................................              -                   770                 -
     Deferred income taxes.............................................            354                     -               354
                                                                          -------------        -------------         ---------
            Total current assets.......................................        209,143               179,930           118,959
                                                                          -------------        -------------         ---------
Property and equipment, at cost........................................         70,199                59,987            60,355
     Less accumulated depreciation & amortization......................        (37,677)              (34,960)          (36,263)
                                                                          -------------        -------------         ---------
            Net property and equipment.................................         32,522                25,027            24,092
                                                                          -------------        -------------         ---------
Other assets, at cost:
     Due from officers.................................................              -                 3,298             3,345
     Deferred financing costs..........................................          6,143                 8,895             8,452
     Other assets......................................................            319                   289               471
                                                                          -------------        -------------         ---------
            Total Assets...............................................   $    248,127         $     217,439         $ 155,319
                                                                          =============        =============         =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Installments of mortgages.........................................   $      1,671         $       1,021         $   1,021
     Revolving credit facility.........................................         55,850                49,500                 -
     Installments of notes payable.....................................          5,405                 4,110             3,398
     Installments of capital lease obligation..........................              -                   218               161
     Accounts payable..................................................         38,534                34,037            23,081
     Accrued liabilities
        Sales taxes....................................................          2,039                 1,692             3,039
        Interest expense...............................................          2,999                 5,607             2,195
        Other..........................................................          9,039                 4,908             6,712
     Deferred income taxes.............................................              -                    55                 -
     Income taxes payable..............................................          2,193                     -             8,845
                                                                          -------------        -------------         ---------
            Total current liabilities..................................        117,730               101,148            48,452
                                                                          -------------        -------------         ---------

Mortgages on land, buildings and equipment.............................          7,474                 2,807             2,552
Notes payable, excluding current installments..........................        162,522               205,890           198,065
Revolving credit facility excluding current portion....................         15,000                15,000                 -
Deferred income taxes..................................................          2,211                 2,771             2,209
Dividends payable on Jr. Preferred.....................................              -                 5,504             7,435
                                                                          -------------        -------------         ---------
            Total Liabilities..........................................        304,937               333,120           258,713
                                                                          -------------        -------------         ---------

Senior exchangeable redeemable preferred stock,
     par value $.01 per share, authorized 1,000,000 shares,
     283,891 issued at December 31, 1998; aggregate liquidation preference $28,558 and 274,733 issued at September 30,
     1998; aggregate liquidation preference $27,473....................              -                27,290            28,231
Junior redeemable preferred stock, par value $.01 per share, authorized 150,000 shares, 85,998 issued at December 31,
     1998 and September 30, 1998; aggregate liquidation
     preference $85,998................................................              -                85,998            85,998

Shareholders' equity
     Junior perpetual preferred stock, authorized 2,500 shares, 1,930 issued at December 31, 1998 and  September 30, 1998; par value
     $.01 per share; aggregate liquidation preference $1,930...........              -                 1,930             1,930
     Common stock par value $.01 per share, authorized 100,000,000 shares; issued 26,563,782 shares at December 31, 1998, 26,522,986
     shares at September 30, 1998 and 38,810,446 at September 30, 1999.            388                   259               266

     Additional paid-in capital........................................        171,947                 5,421             5,423
     Retained deficit..................................................       (229,145)             (236,579)         (225,242)
                                                                          -------------        -------------         ---------
              Total Shareholders' Equity...............................        (56,810)             (228,969)         (217,623)
                                                                          -------------        -------------         ---------
Total Liabilities and Shareholders' Equity.............................   $    248,127         $     217,439         $ 155,319
                                                                          =============        =============         =========

(1) Cash received from sale of land. It's use was restricted to the purchase of a new warehouse or paying principal of term notes and was actually used to pay down Term Notes A and B.

                  Tuesday Morning Corporation and Subsidiaries
                      Consolidated Statements of Operations
                             Unaudited In Thousands
                             (except per share data)

                                                                         Three Months                       Year to date as of
                                                                      Ended September 30,                     September 30,
                                                               -----------------------------          ----------------------------
                                                                   1999               1998              1999               1998
                                                               ---------            --------          ---------          ---------
Net sales.................................................     $ 113,493            $ 78,485          $ 292,935          $ 222,125
Cost of sales.............................................        72,141              47,709            187,631            141,662
                                                               ---------            --------          ---------          ---------
        Gross profit......................................        41,352              30,776            105,304             80,463

Selling, general and administrative expenses..............        28,609              22,981             78,144             64,978
                                                               ---------            --------          ---------          ---------
        Operating income .................................        12,743               7,795             27,160             15,485
                                                               ---------            --------          ---------          ---------
Other income (expense):
   Interest income........................................            11                  77                315                258
   Interest expense.......................................        (5,479)             (6,887)           (16,345)           (19,620)
   Gain on sale of land ..................................             -               1,329                  -              1,329
   Other income ..........................................           132                 195                511                819
                                                               ---------            --------          ---------          ---------
                                                                  (5,336)             (5,286)           (15,519)           (17,214)
                                                               ---------            --------          ---------          ---------
        Income (Loss) before income taxes and
         extraordinary item                                        7,407               2,509             11,641             (1,729)
Income tax expense (benefit)..............................         2,815                 897              4,402               (673)
                                                               ---------            --------          ---------          ---------
        Net income (loss) before extraordinary item.......         4,592               1,612              7,239             (1,056)

Extraordinary item related to debt
 extinguishment (net of tax)                                           -                   -             (3,048)                 -
                                                               ---------            --------          ---------          ---------
        Net income (loss).................................      $  4,592            $  1,612          $   4,191          $  (1,056)
                                                               =========            ========          =========          =========
Net income (loss) before extraordinary item...............      $  4,592            $  1,612          $   7,239          $  (1,056)
        Dividends on and accretion of preferred stocks....             -              (2,808)            (3,748)            (8,094)
        Premium on redemption of senior preferred stock...             -                   -             (4,395)                 -
                                                               ---------            --------          ---------          ---------
Income (loss) available to common shareholders ...........      $  4,592            $ (1,196)         $    (904)         $  (9,150)
        Extraordinary item related to debt
         extinguishment (net of tax)                                   -                   -             (3,048)                 -
                                                               ---------            --------          ---------          ---------
Net income (loss) available to common shareholders .......      $  4,592            $ (1,196)         $  (3,952)         $  (9,150)
                                                               =========            ========          =========          =========

Earnings per Share
------------------

Net Income (loss) per Common Share - Basic
        Income (loss) available to common shareholders ...      $   0.12            $  (0.05)         $   (0.03)         $   (0.35)
        Extraordinary item related to debt
          extinguishment (net of tax).....................             -                   -              (0.09)                 -
                                                               ---------            --------          ---------          ---------
        Net income (loss) available to
         common shareholders..............................     $    0.12            $  (0.05)         $   (0.12)         $   (0.35)
                                                               =========            ========          =========          =========
Net Income (loss) per Common Share - Diluted
        Income (loss) available to common shareholders ...     $    0.11            $  (0.05)         $   (0.03)         $   (0.35)
        Extraordinary item related to debt extinguishment
        (net of tax)......................................             -                   -              (0.09)                 -
                                                               ---------            --------          ---------          ---------
        Net income (loss) available to common
          shareholders ...................................     $    0.11            $  (0.05)         $   (0.12)         $   (0.35)
                                                               =========            ========          =========          =========
Weighted average number of common shares
     and common share equivalents outstanding:
     Basic ...............................................        38,805              26,250             33,658             26,250
     Diluted .............................................        40,641              26,250             33,658             26,250

Pro forma Earnings per Share
----------------------------

Net income (loss) before extraordinary item...............     $   4,592            $  1,612          $   7,239          $  (1,056)
      Add: Reduction of interest expense from $31 million
        notes payment, net of tax..............                        -                 555                852              1,667
                                                               ---------            --------          ---------          ---------
Pro forma income (loss) available to common shareholders ..    $   4,592            $  2,167          $   8,091          $     611
                                                               =========            ========          =========          =========
Net income (loss) per common share
     Basic .................................................   $    0.12            $   0.06          $    0.21          $    0.02
                                                               =========            ========          =========          =========
     Diluted ...............................................   $    0.11            $   0.06          $    0.20          $    0.02
                                                               =========            ========          =========          =========

Weighted average number of common shares
     and common share equivalents outstanding:
     Basic .................................................      38,155              37,597             38,146             37,597
     Diluted ...............................................      39,991              39,239             39,962             39,238

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            Unaudited In Thousands

                                                                                  Nine Months Ended September 30,
                                                                               ----------------------------------
                                                                                        1999                1998
                                                                               -------------       --------------
Net cash flows from operating activities:
          Net income (loss)                                                    $       4,191       $      (1,056)

        Depreciation and amortization                                                  3,833               4,081
        Amortization of financing fees                                                 1,031               1,037
        Extraordinary item                                                             3,048                   -
        (Gain) Loss on disposal of fixed assets                                           13              (1,337)

        Change in operating assets and liabilities:
          Income taxes receivable                                                          -                (752)
          Inventories                                                                (97,770)            (69,635)
          Prepaid expenses                                                            (1,362)               (513)
          Other current assets                                                           114                 244
          Other assets                                                                   152                 384
          Accounts payable                                                            15,453              11,784
          Accrued liabilities                                                          2,131             (25,837)
          Income taxes payable                                                        (5,010)                  -
                                                                               -------------       -------------
            Total adjustments                                                        (78,367)            (80,544)
                                                                               -------------       -------------
    Net cash used in operating activities                                            (74,176)            (81,600)
                                                                               -------------       -------------

Net cash flows from investing activities:
    Repayments of loans from officers                                                  3,345                 345
    Proceeds from sale of assets                                                          32               7,187
    Capital expenditures                                                             (12,308)             (4,318)
                                                                               -------------       -------------
    Net cash (used in) provided by investing activities                               (8,931)              3,214
                                                                               -------------       -------------

Net cash flows from financing activities:
    Proceeds from revolving credit facility                                           70,850              64,500
    Financing fees                                                                         -                (303)
    Payment of debt and mortgages                                                     (3,465)               (766)
    Mortgage on warehouse                                                              6,500                   -
    Partial redemption of Senior Subordinated Note & prepayment premium              (34,410)                  -
    Principal payments under capital lease obligation                                   (161)               (165)
    Proceeds from exercise of common
          stock options/stock purchase plan                                               56                  56
    Redeem Junior Preferred Stocks                                                    (7,382)                  -
    Redeem Senior Exchangeable Redeemable Preferred Stock                            (33,855)                  -
    Net proceeds from IPO                                                             76,140                   -
                                                                               -------------       -------------
    Net cash provided by financing activities                                         74,273              63,322
                                                                               -------------       -------------

Net change in cash and cash equivalents                                               (8,834)            (15,064)

Cash and cash equivalents at beginning of period                                      20,282              23,501
                                                                               -------------       -------------
Cash and cash equivalents at end of period                                     $      11,448       $       8,437
                                                                               =============       =============
Supplemental cash flow information:

Non-cash items:
Conversion of : Jr. perpetual preferred stock                                            553                   -
                Jr. redeemable preferred stock                                        89,903                   -

At September 30,1999, see IPO note in MD&A discussion. As of September 30, 1999, our Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends, accordingly dividends have not been paid in cash. This statement does not reflect the accrual of $5,504 in 1998 for dividends on the Junior Preferred Stocks or the issuance of $2,629 of additional Senior Preferred Stock in 1998, as a dividend to the holders of the Senior Preferred Stock.

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

3. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on the page 7.

4. On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. The Company used the net proceeds of $76.1 million as described in the Initial Public Offering note in the MD&A discussion.

5. In connection with the redemption of a portion of the Senior Subordinated Notes, the Company incurred an extraordinary charge, net of income taxes, of $3.0 million in the second quarter of 1999.

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

                                                  Quarter Ended Sept. 30       Year to date, Sept. 30
                                                  ----------------------       ----------------------
                                                  1999              1998          1999         1998
                                                  ----              ----          ----         ----
Net sales                                        100.0%             100.0%        100.0%       100.0%
Cost of sales                                     63.6               60.8          64.0         63.8
                                                 -----              -----         -----        -----
Gross profit                                      36.4               39.2          36.0         36.2
Selling, general and administrative expense       25.2               29.3          26.7         29.2
                                                 -----              -----         -----        -----
Operating income                                  11.2                9.9           9.3          7.0
Gain from sale of land                               -                1.7             -          0.6
Net interest expense and other income             (4.7)              (8.4)         (5.3)        (8.4)
                                                 -----              -----         -----        -----
Earnings (loss) before income taxes and
extraordinary item                                 6.5                3.2           4.0         (0.8)
Net earnings (loss) before extraordinary item      4.1                2.0           2.5         (0.5)
Net earnings                                       4.1%               2.0%          1.4%        (0.5)%

Three Months Ended September 30, 1999
Compared to the Three Months Ended September 30, 1998

During the third quarter of 1999 sales increased 45.0%. Same store sales increased 16.7% for the fourth and fifth sales events, which began August 3 and ended September 18. The 45% increase in third quarter sales is due to comparable store sales increases of $12.3 million and $22.7 million of new store and non-comparative sales days. Average store sales for the fourth and fifth sale events increased from $226 thousand to $261 thousand. The increase in comparable sales was comprised of a 5.7% increase in the number of transactions and a 10.4% increase in the average transaction amount. The primary factors in our strong comparable store sales growth include our buying organization's experience in providing value to customers. Our unique niche as the nation's only high-end closeout retailer of home furnishings and gifts and the strong economy also contributed to the strong sales. In addition, we featured some higher quality higher price merchandise.

                  Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Gross profit increased $10.6 million from $30.8 million to $41.4 million primarily as a result of the increased sales mentioned above. Our gross profit percentage decreased 2.8% compared with last year. Our initial markup on products purchased improved by 0.6%, however, this was offset by increased buying and distribution expenses of 1.4% and markdown expense which increased by 2.0% as markdowns were taken early to create more space for new seasonal product. Historically, these markdowns would have been taken in the fourth quarter.

Selling, general, and administrative expense benefited from the leverage resulting from increased sales. These expenses increased $5.6 million due primarily to the addition of new stores and inflationary increases. These expenses, as a percentage of sales, decreased to 25.2% from 29.3% due to the leverage resulting from comparable store sales increases and non-comparative sales days.

Interest expense decreased due to an early paydown of Term A and B notes in October 1998 and early paydown of senior subordinated debt which is more fully explained in the Initial Public Offering discussion.

EBITDA increased from $9.4 million to $13.9 million due to the factors mentioned above.

Nine Months Ended September 30, 1999
Compared to the Nine Months Ended September 30, 1998

For the first nine months of 1999 sales increased 31.9% due primarily to comparable store sales increases of 15.7% and $37.1 million of sales from new stores and non-comparative sale days. Average store sales for the nine months increased from $662 thousand to $759 thousand. The increase in comparable sales was comprised of an 9.4% increase in the number of transactions and a 5.9% increase in the average transaction amount. The increase was primarily the result of our buying organization's continued improvement in merchandise selection, pricing, and mix, as well as some higher quality higher price point merchandise. Our unique niche as the nation's only high-end closeout retailer of home furnishings and gifts and the strong economy also contributed to our strong sales.

Gross profit increased $24.8 million from $80.5 million to $105.3 million primarily as a result of the increased sales mentioned above. The gross profit percentage decreased by 0.2% due primarily to increased buying and distribution expense.

Selling, general, and administrative expense increased $13.2 million due primarily to the addition of new stores and inflationary increases. These expenses as a percentage of sales decreased to 26.7% from 29.3% due primarily to the leverage resulting from comparable store sales increases and non-comparative sales days.

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


EBITDA increased from $20.6 million to $31.9 million due to the factors previously mentioned.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used in operating activities for the nine months ended September 1999 and 1998 was $74.2 million and $81.6 million respectively. These amounts were due primarily to the seasonal buildup of inventory and, in 1998, the payment of fees and expenses related to the recapitalization. Cash and cash equivalents as of September 30, 1999 and 1998 were $11.4 million and $8.4 million respectively.

In June of 1999, we purchased a warehouse for $6.5 million that we had been leasing. This was financed through a ten-year mortgage with a floating interest rate, currently at 7.114%. Excluding the purchase of the warehouse, capital expenditures principally associated with new store openings and warehouse equipment were $5.8 million and $4.3 million for the nine months ending September, 1999 and 1998, respectively. We expect to spend approximately $1.3 million for capital expenditures for the remainder of 1999.

As part of the recapitalization, discussed in detail in the December 31, 1998 financial statements, the Company entered into the Senior Credit Facility, which is comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At September 30, 1999, the Company had $98.9 million outstanding under the Term Loans and $70.9 million outstanding under the Revolving Credit Facility, with $18.9 million of remaining availability thereunder. The Term Loan A loans and the Revolving Credit Facility loans mature in five years, and the Term Loan B loans mature in seven years. For 30 consecutive days during each twelve-month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million.

The Senior Subordinated Notes bear interest at 11.0% and are due on December 15, 2007. These notes are subordinated to any amounts outstanding under the Senior Credit Facility. Interest is payable on June 15 and December 15 of each year.

See the Initial Public Offering note on page 8 for a discussion on the paydown of the notes and the redemption of preferred stock.

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

Initial Public Offering

On March 12, 1999, we filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. A total of 7,590,000 shares of common stock were registered and sold to the public. This includes 5,515,000 sold by the company and 2,075,000 shares sold by other shareholders. As shown below, proceeds received by the Company have been used to redeem a portion of the Junior redeemable preferred stock and Junior perpetual preferred stock. The remaining Junior stock shares were converted to common stock. The Senior exchangeable redeemable preferred stock was redeemed on May 14, 1999 and $31.0 million of Senior subordinated debt was paid on May 18, 1999. These transactions resulted in an extraordinary charge of $3.0 million, net of tax.

                                                                            (Amounts in 000's)
Net proceeds from IPO                                                              $  76,140
Redemption of Junior Preferred Stock                                                  (7,382)
Redemption of Senior Preferred Stock                                                 (33,855)
Partial paydown of Senior Subordinated Note                                          (34,410)
   Includes prepayment premium of $3.4 million
Interest Income                                                                          179
                                                                                   ---------

Increase in working capital                                                        $     672
                                                                                   =========

                  Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Inventory

The Company's inventory increased from $96.7 million at year-end to $194.5 million at September 30, 1999, for an increase of $97.8 million from December 31, 1998. As reflected on the chart on page 12, the increase in warehouse inventory is due to the seasonal nature of our business in which inventory levels increase from the beginning of the year to September 30. The Company plans a third sale event for this year's fourth quarter versus two in the past. This additional event causes the pattern of the merchandise shipments to the stores to be somewhat different than in the past. For 1999, a smaller percentage of fourth quarter merchandise was in the stores than in 1998. This results in the decrease in average inventory at the stores and increases in the average held in the warehouse.

The decrease in inventory at the stores from September 30, 1999 to September 30, 1998 is the result of sales for the year in excess of shipments. Store level inventory in excess of six months old is down over 20%.

Year 2000

We recognize that our business could be adversely affected by hardware and software errors arising from calculations using the Year 2000 and beyond ("Y2K"). Y2K could adversely affect our ability to obtain, distribute and process merchandise, run our stores, deal with our customers, handle daily business functions, and receive payment from our customers and utilize these funds in our business.

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

In order to determine that our internal operations are Y2K compliant we have taken an inventory of all computer software programs and hardware. We have determined that our merchandise purchasing, inventory management, point of sales, shipping and receiving, sales reporting, financial reporting and cash management systems are Y2K compliant. Our remaining system upgrade requirements have been identified, tested and completed, including all file servers. Direct expenditures and internal costs for these upgrades and updates have been and are expected to remain immaterial to our operations. We have evaluated our non-information technology systems, such as our general office security systems, store security systems, corporate access systems, environmental systems and phone systems. These systems are all now Y2K compliant.

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

We recognize that our failure to resolve internal Y2K issues could result, in the worst case, in our inability to distribute merchandise to our stores and to process our daily business for some period of time. However, we presently believe that scenario is unlikely based on our Y2K remediation plan which has been completed. The failure of one or more of our third party service providers to resolve Y2K issues could also result in a business interruption. In addition, the failure of one or more of our merchandise suppliers to resolve their own Y2K issues could negatively affect us. The lost revenue, if any, resulting from a worst case scenario would depend on the length of time during which such failure goes uncorrected and on how widespread the impact.

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

Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of September 30, 1999 has not materially changed since December 31, 1998. The market risk profile on December 31, 1998 is disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                  Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                                                         Three Months Ended           Year to date as of
                                                            September 30                  September 30
                                                      ---------     ---------      ---------      ------------
                                                         1999          1998           1999             1998
                                                      ---------     ---------      ---------      ------------
Earnings Per Common Share

Net income (loss)                                      $  4,592     $   1,612      $   4,191      $     (1,056)
    Add:  Extraordinary item related to debt
              extinguishment (net of tax)                     -             -          3,048                 -
                                                       --------     ---------      ---------      ------------
Net income (loss) before extraordinary item            $  4,592     $   1,612      $   7,239      $     (1,056)

    Less:
     Junior preferred dividends                        $      -     $  (1,892)     $  (2,469)     $     (5,465)
     Senior preferred dividends                               -          (909)        (1,269)           (2,607)
     Senior preferred accretion                               -            (7)           (10)              (22)
     Premium on redemption of senior
       preferred stock                                        -             -         (4,395)                -
                                                       --------     ---------      ---------      ------------
Income (loss) available to common shareholders         $  4,592     $  (1,196)     $    (904)     $     (9,150)
 Extraordinary item related to debt extinguishment
   (net of tax)                                               -             -         (3,048)                -
                                                       --------     ---------      ---------      ------------
Net income (loss) available to common shareholders     $  4,592     $  (1,196)     $  (3,952)     $     (9,150)
                                                       ========     =========      =========      ============

Net Income (loss) per Common Share - Basic
 Income (loss) available to common shareholders        $   0.12     $   (0.05)     $   (0.03)     $      (0.35)
 Extraordinary item related to debt extinguishment
   (net of tax)                                               -             -          (0.09)                -
                                                       --------     ---------      ---------      ------------
 Net income (loss) available to common
   shareholders                                        $   0.12     $   (0.05)     $   (0.12)     $      (0.35)
                                                       ========     =========      =========      ============

Net Income (loss) per Common Share - Diluted
 Income (loss) available to common shareholders        $   0.11     $   (0.05)     $   (0.03)            (0.35)
 Extraordinary item related to debt extinguishment
   (net of tax)                                               -             -          (0.09)                -
 Net income (loss) available to common
   shareholders                                        $   0.11     $   (0.05)     $   (0.12)     $      (0.35)
                                                       ========     =========      =========      ============

Effect of dilutive securities:
 Weighted average common equivalent shares from
    stock options                                         1,836         1,642 (1)      1,816 (1)         1,642 (1)

 Weighted average common shares outstanding              38,805        26,250         33,658            26,250
                                                       --------     ---------      ---------      ------------

 Weighted average common shares and common
  stock equivalents outstanding                          40,641 (2)    26,250 (2)     33,658 (2)        26,250 (2)
                                                       ========     =========      =========      ============


(1)  Not included in calculation, because of anti-dilutive effect
(2)  Reflects seven for one stock split effective March 25, 1999

                  Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



                       Total Inventory Levels by Location
                                  ($ millions)

                                    9/30/99              9/30/98            12/31/98           12/31/97
                                   --------             --------           ---------          ---------
Stores                             $  105.4             $  108.6           $    58.8          $    61.5
Warehouse                              89.1                 60.2                37.9               37.7
                                   --------             --------           ---------          ---------
   Total                           $  194.5             $  168.8           $    96.7          $    99.2
                                   ========             ========           =========          =========


                     Per Store Inventory Levels by Location
                                 ($ thousands)

                                    9/30/99              9/30/98            12/31/98           12/31/97
                                   --------             --------           ---------          ---------
Stores                             $    287             $    326           $     169          $     195
Warehouse                               242                  181                 109                120
                                   --------             --------           ---------          ---------
   Total                           $    529             $    507           $     278          $     315
                                   ========             ========           =========          =========

Store Count                             368                  333                 347                315

                            Store Openings/Closings

                                  Nine Months           Nine Months
                                     Ending                Ending                  FYE
                                 Sept. 30, 1999        Sept. 30, 1998            12/31/98
                                 --------------        --------------            --------
Stores Open at
Beginning of Period                        347                 315                    315
Stores Opened                               30                  21                     36
Stores Closed                               (9)                 (3)                    (4)
                                           ---                 ---
Stores Open at End
of Period                                  368                 333                    347
                                           ===                 ===                    ===

                          TUESDAY MORNING CORPORATION

                          PART II - OTHER INFORMATION

Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TUESDAY MORNING CORPORATION
                                                          (Registrant)



DATE: November 5, 1999             /s/ Mark E. Jarvis
                                   ----------------------------------------
                                   Mark E. Jarvis, Senior Vice President