Form 10-K405
period 1999-12-31
TUESDAY MORNING CORP/DE
filed 2000-03-30
CIK 878726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------
                                   Form 10-K

     [x] Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999.
                                      or
     [ ] Transition report pursuant to section 13 or 15 (d) of the Securities Act of 1934 for the transition period from ---------- to -----------.

Commission File Number 0-19658

                               ----------------
                          Tuesday Morning Corporation
            (Exact name of registrant as specified in its charter)
                               ----------------

              Delaware                                75-2398532
     (State of Incorporation)               (IRS Employer Identification No)

                               14621 Inwood Road
                             Addison, Texas 75001
                                (972) 387-3562
        (Address, zip code and telephone number, including area code, of registrant's principal executive offices)
                             ----------------------

      Securities registered pursuant to Section 12 (b) of the Act:  None

         Securities registered pursuant to Section 12 (g) of the Act:
         Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X    No

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment of this Form 10-K.   X

     At February 29, 2000, there were 39,058,868 outstanding shares of the registrant's Common Stock. At March 22, 2000, the total aggregate market value of the 10,299,929 shares of voting stock held by non-affiliates of the registrant was $158,361,408, based upon a closing bid of the registrant's common stock as reported by The Nasdaq Stock Market on that date of $15.375 per share. The term affiliates is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant.

                     Documents Incorporated By Reference:
     Portions of the Registrant's 1999 Annual Report to Stockholders - Parts II and IV.
     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1999 - Part III

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained or incorporated by reference in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase merchandise at attractive prices; (iii) changes in consumer demand and preferences; (iv) possible declines in comparable store sales; and (v) the seasonality of our business.

     Readers are referred to the caption "Risk Factors" appearing at the end of Item 1 of this report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART 1

Item 1.  BUSINESS

General
-------

     We are the leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 390 stores in 38 states. We operate our stores during eight annual "sales events," each of which lasts from four to seven weeks, while closing them for the remaining weeks of the year. We specialize in first quality, brand name merchandise such as Ralph Lauren bed linens, Waterman pens, Limoges hand-decorated boxes, Steinbach collectible nutcrackers, Steiff stuffed animals, Royal Dalton china and giftware, Farberware cookware, Martex bath towels, Samsonite luggage, Spode china, Madame Alexander dolls and many others. We do not sell seconds, irregulars or factory rejects. We purchase our merchandise at closeout and sell it at prices that are 50% to 80% below those generally charged by department and specialty stores. While we offer our customers consistent merchandise categories, each sales event features new products within these categories, creating a "treasure hunt" atmosphere in our stores. We believe that our event-based selling strategy, combined with high quality, reasonably priced merchandise, attracts upscale customers with strong loyalty to us.

Business Strategy
-----------------

     In 1999, Tuesday Morning recorded sales of $488.9 million and operating income of $65.6 million, representing compounded annual growth of 23.9% and 47.6% respectively, since 1996. Our sales growth has been driven by new store openings as well as annual increases in comparable store sales of 18.3%, 12.1% and 13.3% in 1997, 1998 and 1999, respectively, Tuesday Morning's success is based on the following strengths:

     Unique Event-Based Format. We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the equivalent of eight "grand openings" each year. Products are available in limited quantities and generally are not replenished during a sales event. We believe that the closing and reopening of our stores and the limited availability of products heightens customers' expectations of finding new, undiscovered merchandise and intensifies their sense of urgency to buy our products during the first few days of a sales event. As a result, we typically realize approximately 40% of an event's total sales in the first five days of the event.

     Strong Vendor Relationships. We employ a talented and experienced buying team, which has grown from ten buyers in 1993 to 28 buyers in 1999, with an average of nearly 21 years of retail experience. Our buyers and our reputation as a preferred, reliable purchaser have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.
     In many cases, we are the retailer of choice to liquidate inventory due to our ability to sell rapidly large quantities of merchandise without disrupting the manufacturers' traditional distribution channels and our ability to make purchasing decisions quickly.

     Loyal Upscale Customer Base. We have developed and currently maintain a proprietary mailing list of 5,159,000 preferred customers who have visited our stores and requested mailings in advance of our sales events. These direct mailings offer customers the opportunity to purchase merchandise prior to the advertising of a sales event to the general public. The fact that a substantial amount of our sales occur in the first several days of an event is evidence of our customer loyalty and customer awareness of the timing of our sales event. Our customers are primarily women, typically ranging in age from 25 to 54, from households headed by professionals and having a median annual family income of over $60,000.

     Strong Store Level Economics. For stores opened during 1999, first year cash on cash return on investment averaged in excess of 60%. Our stores are destination-oriented and therefore can be located in secondary locations of major suburban markets, such as strip malls and warehouse zones, near our upscale target customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, our real estate costs, averaging approximately $8.65 per square foot, are significantly lower than those of many other retailers. The size of our stores generally range from 5,000 to 10,000 square feet and average approximately 7,100 square feet. Of our new stores opened in 1999, on average we spent approximately $75,000 per store for fixture and start-up costs, plus an additional $174,000 in on-hand inventory. Average sales per store and store level operating income in 1999 were $1,319,000 and $196,000, respectively. Store level operating income excludes allocation of corporate overhead but includes warehouse, distribution and advertising expenses. Although the dynamics of our store model may change to accommodate different market environments, the overall return on investment level has proven consistent in various economic regions, including our stores located in the relatively expensive real estate markets of California and the northeastern United States.

     Integrated Management Information Systems and Inventory Controls. We believe our management information systems are among the most advanced in the retailing industry. These systems enable us to maintain SKU level inventory control from the time merchandise is ordered until it is sold.
     We are therefore able to manage in excess of 120,000 SKUs from approximately 1,100 vendors on a real-time basis in order to make timely and accurate purchasing, distribution and merchandising decisions. We have integrated our proprietary merchandising and inventory control systems, point of sale systems and state-of-the-art distribution management system with our financial reporting systems, providing our buyers with a significant degree of control over inventory levels, distribution and sales performance.

Growth Strategy
---------------

     Our objective is to continue to expand our leadership position in the industry and to enhance our productivity and operating performance by implementing the following growth strategies:

     Continue New Store Openings. We have identified as potential locations for future stores approximately 500 additional sites near our targeted customers. We added 35 stores to our store base in 1999 after adding 32 stores in 1998 and plan to increase our store base, in both new and existing markets, by at least 45 stores in 2000 and at least 50 stores in 2001.

     Enhance Sales productivity. We have achieved average comparable store sales growth of 18.3%, 12.1% and 13.3% in 1997, 1998 and 1999, respectively. Tuesday Morning continues to refine its merchandise mix and improve the quality of its product offerings, resulting in an increase in the number of customer transactions and the average transaction value per customer.

     Capitalize on Favorable Industry Dynamics. Tuesday Morning believes that it is benefiting from broad consumer trends, including an increase in investment for the home and a growing emphasis on value. In addition, we are benefiting from current trends in the retail industry. As inventory risks shift from retailer to manufacturer due to "just in time" inventory practices and new products and packaging proliferate, closeout retailers are becoming an integral part of manufacturers' overall distribution strategies. As a result, manufacturers are increasingly looking for larger, more sophisticated closeout retailers that can purchase large and varied quantities of merchandise and control the distribution and advertising of specific products to minimize disruption to the manufacturers' traditional distribution channels.

     Leverage Technology and Workforce. We believe that our investments in information systems and inventory control technology and the doubling of our staff of experienced, specialized buyers over the last four years will bolster future growth in the breadth of our product offerings and will provide the support necessary for new store openings for the foreseeable future. We have been able to leverage our investments in infrastructure over a higher sales base. Our selling, general and administrative expenses have declined as a percentage of net sales from 30.0% in 1995 to 22.7% in 1999, primarily as a result of this leverage.

Industry Trends
---------------

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

     Closeout merchandise is available to closeout retailers at low prices for a variety of reasons, including the inability of a manufacturer to sell merchandise through regular channels, the discontinuance of merchandise due to a style or color change, the cancellation of orders placed by other retailers and the termination of business by a manufacturer or wholesaler. Occasionally, the closeout retailer may be able to purchase closeout merchandise because a manufacturer has excess raw material or production capacity. Closeout retailers typically have lower merchandise costs than general merchandisers. Lower capital expenditures and operating costs allow them to deliver superior financial performance and deliver higher customer value.

     Tuesday Morning is distinguishable from its competitors in several respects. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while Tuesday Morning's focus is on upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle income consumers, while Tuesday Morning generally caters to higher-income customers. Finally, unlike other closeout retailers, which operate on a year-round basis, Tuesday Morning operates on an event sale basis. Tuesday Morning believes that its periodic schedule of openings creates a sense of urgency and excitement on the part of its customers because they know the store is only open for a short period of time and that the availability of merchandise in our stores is limited.

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

     Tuesday Morning believes the aging of baby boomers-those born between 1947 and 1964-has a positive impact on the home decor market. Home ownership among 35 to 44 year olds was 66.9% in 1995 versus 36.2% for 25 to 29 year olds and 53.6% for 30 to 34 year olds for the same year. The rate climbs to 75.7% as people move into the 45 to 54 year old category. According to U.S. Census estimates, over the next ten years, the number of people within the 45 to 54 age group will become the largest age group in our population, resulting in a probable increase in expenditures on home decor. This age group also is at the peak of household income levels and spends a high percentage, approximately 25%, of their income on home furnishings. In addition, the size of new single family homes is growing. In 1971, 9% of new homes built were over 2,400 square feet compared to 30% in 1996. This benefits the home decor market as people purchase more items to fill these larger homes.

Merchandise
-----------

     Tuesday Morning sells upscale home furnishings, gifts and related items. We do not sell seconds, irregulars or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in first quality, brand name merchandise such as Ralph Lauren bed linens, Waterman Pens, Limoges hand-decorated boxes, Steinbach collectible nutcrackers, Steiff stuffed animals, Royal Dalton china and giftware, Farberware cookware, Martex bath towels, Samsonite luggage, Spode china, Madame Alexander dolls and many others. We maintain in excess of 120,000 SKUs from approximately 1,100 vendors.

     Tuesday Morning differs from discount retailers in that it does not stock continuing lines of merchandise. We offer a continuity of merchandise categories with ever changing individual product offerings, thus providing our customers a higher proportion of new merchandise than general merchandisers.

     Since its inception, Tuesday Morning has not experienced any significant difficulty in obtaining high quality closeout merchandise in adequate volumes and at suitable prices. For the year ended December 31, 1999, Tuesday Morning's top ten vendors accounted for approximately 20.1% of total purchases, with no one vendor accounting for more than 3.2%.

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

Advertising
-----------

     Tuesday Morning plans and implements an advertising program for each sales event. Prior to each sales event, Tuesday Morning initiates a direct mailing to its 5,159,000 preferred customers. These direct mailings offer customers the opportunity to purchase merchandise prior to the advertising of a sales event to the general public. After the first three days of each sales event, Tuesday Morning commences an advertising campaign in local newspapers in each of its markets, emphasizing the significant price reductions available to customers and the high quality of the merchandise offered. During a sales event, we also use in-store promotion banners.

Store Operations
----------------

     As of March 15, 2000, Tuesday Morning operated 390 stores in 38 states. Tuesday Morning does not keep its stores open throughout the year, but instead opens them eight times a year to conduct approximately four to seven week sales events during the retailing industry's peak selling seasons. These events generally occur during the last six weeks of the first quarter, the last eight weeks of the second and third quarters (which includes two events each) and the last 12 weeks of the fourth quarter (which includes three events). To encourage new and repeat shopping visits for each sales event, Tuesday Morning has increased the frequency of merchandise shipments during a sales event. During each shipment, new items are delivered, stocked and promoted in every Tuesday Morning store. Tuesday Morning stores are closed to the public between sales events, and are used in these periods only to carry-over inventory and to restock new merchandise for the next sales event.

Store Management
----------------

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

Site Selection
--------------

     We added 35 stores to our store base in 1999 and plan to increase our store base by at least 45 stores in 2000 and at least 50 stores in 2001. New stores will be located in both new and existing markets. We expect the new stores to be similar in size, appearance and operation to existing stores. Through our opportunistic real estate strategies, we have identified as potential locations for future stores approximately 500 additional sites near our targeted customers.

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

Warehousing and Distribution
----------------------------

     An important aspect of Tuesday Morning's success involves its ability to warehouse and distribute merchandise quickly and efficiently. Virtually all merchandise is received by Tuesday Morning at its central warehouse and distribution facilities in the Dallas, Texas metropolitan area, where it is inspected, counted, priced, ticketed and designated for individual stores. Tuesday Morning warehouses merchandise until shortly before each sale, at which time merchandise is distributed to individual Tuesday Morning stores. We generally carry similar merchandise in each of our stores. The amount of inventory carried by any single store varies depending upon the size and projected sales for that store. Consistent with our sales event strategy, we do not maintain replenishment inventory in our warehouse and distribution facilities. Restocking of new merchandise occurs only in successive sales events or in scheduled merchandise shipments during a sales event, but does not occur in response to sales activity within individual stores.

     Tuesday Morning has an automated warehouse processing system which includes high-speed bar code scanners and radio frequency terminals installed in its forklifts which facilitate efficient sorting and loading of high merchandise volumes for immediate store delivery. With this technology, we can instantly locate a piece of merchandise within our 1,200,000 square feet of warehousing space. Tuesday Morning also utilizes third party warehousing in California, Illinois, Minnesota, Florida, Texas, Colorado, Georgia, Maryland and New Jersey for forward staging of processed merchandise in order to reduce restocking lead times as well as to reduce the size of stock rooms in the areas where real estate costs are expensive and store sizes are relatively small. See "Management Information Systems."

     Tuesday Morning utilizes a leased fleet of tractors/trailers and uses common and contract carriers to distribute merchandise to stores.

Management Information Systems
------------------------------

     We maintain a corporate local area network computer system, which fully integrates purchase orders, imports, transportation, distribution, point of sale and financial systems. Tuesday Morning has invested over $13.4 million since 1992 in computers, bar code scanners and radio frequency terminals, software programming and related equipment, technology and training. No significant expenditures for management information systems are anticipated in the foreseeable future.

     All of the hardware and software for our systems have been replaced or rewritten since 1992. As these systems were replaced or rewritten, they were designed to be Y2K compliant. No significant Y2K issues were encountered. Our distribution systems track inventory in each of our warehouses using bar coded labels and scanners which are linked through a radio frequency to an IBM 6000 computer and are connected to the corporate network.

     Product allocation is suggested by a sophisticated computer system and approved or over-ridden by the buyer responsible for the merchandise. Bar coded price tickets are attached to individual pieces of merchandise and bar coded carton labels are used for tracking merchandise to the stores. Daily sales information at the SKU level is collected at more than 1,300 IBM computer-based registers, which are polled each evening to update the corporate systems. Sales information, inventory information, open to buy, and warehouse production information is distributed daily to all levels of management. Other reports are distributed to the individuals or groups that have responsibility for specific segments of the business. These reports are, however, available to anyone in management.

Trademarks and Tradenames
-------------------------

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

     Tuesday Morning is distinguishable from its competitors in several other respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at suitable prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while Tuesday Morning's focus is on upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle income consumers, while Tuesday Morning generally caters to higher-income customers. Finally, unlike other closeout retailers, which operate on a year-round basis, Tuesday Morning operates on an event sale basis. Tuesday Morning believes that its periodic schedule of openings creates a sense of urgency and excitement on the part of its customers because they know the store is only open for a short period of time and that the availability of merchandise in our stores is limited. We compete with other retail establishments by offering a higher proportion of new merchandise, which provides the customer with a greater variety and selection of high quality merchandise at prices, which we believe the customer will recognize as significant values.

Employees
---------

     At December 31, 1999, the Company employed 1,256 persons on a full-time basis and 6,620 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Risk Factors
------------

     The value of our business and an investment in our common stock is subject to the significant risks inherent in our business. Investors should consider carefully the risks and uncertainties described below and the other information in this annual report. If any of the events described below actually occur, our business, financial condition or operating results could be adversely affected in a material way. This could cause the trading price of our Common Stock to decline, perhaps significantly.

     This report contains and incorporates by reference forward-looking statements regarding Tuesday Morning's performance, strategy, plans, objectives, expectations, beliefs and intentions. When used in this annual report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. All statements other than statements of historical facts contained in this report, or incorporated by reference herein, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. See "Forward-Looking Statements" on page 2 of this report. The following is a discussion of some of the factors and risks that could contribute to those differences.

     Risks Associated with Growth.  Tuesday Morning's growth strategy depends in
     ----------------------------
     large part on its ability to open new stores in both existing and new geographic markets and operate those stores profitably. We may not be able to achieve our planned expansion. The opening of additional stores in new geographic markets could present competitive and merchandising challenges different from those we currently face within our existing geographic markets. In addition, we may incur higher costs related to advertising, administration and distribution as we enter new markets.

     A number of factors could affect our ability to open new stores consistent with our business plan. These factors could also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores, or become profitable at all. These factors include:

          . the identification and acquisition of suitable sites and the negotiation of acceptable leases for these sites;

          . the ability to obtain governmental and other third-party consents, permits and licenses needed to operate our stores;

          . the hiring, training and retaining of skilled personnel, including buying staff;

          .    the availability of adequate management and financial resources;

          . the adaptation of our distribution and other operational and management systems to an expanded network of stores;

          . the ability and willingness of vendors to supply merchandise on a timely basis at competitive prices; and

          . continued consumer demand for our products at levels that can support acceptable profit margins.

     Our continued growth also depends on our ability to increase sales in our existing stores. The opening of additional stores in an existing market could result in lower net sales at our existing stores in that market.

     Our Success Depends on Purchasing Merchandise at Attractive Prices.  The
     ------------------------------------------------------------------
     success of our business depends upon our ability to identify, locate, select and purchase high quality merchandise at attractive prices. We have no long-term contracts to purchase our merchandise. We compete with other closeout merchandisers and wholesalers for merchandise.

     Our Operations May Be Adversely Affected by a Change in Consumer Demand and
     ---------------------------------------------------------------------------
     Preferences.  Our success depends on our ability to anticipate and respond
     -----------
     in a timely manner to changes in consumer demand and preferences for upscale home furnishings, gifts and related items. Consumer spending patterns, particularly discretionary spending for our products, are affected by, among other things, prevailing or perceived economic conditions affecting disposable consumer income such as:

          .    employment;

          .    wages and salaries;

          .    business conditions;

          .    interest rates;

          .    availability of credit; and

          .    taxation.

     A significant decline from the projected demand for our products would adversely affect us, either from lost sales or lower margins due to the need to mark down excess inventory. Any sustained failure by us to identify and respond to changes in consumer demand and preferences would adversely affect us.

     We Face Intense Competition.  The retail home furnishings industry is
     ---------------------------
     highly competitive. We currently compete against a diverse group of retailers, including department and discount stores, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. In addition, we could face greater competition in the future from e-commerce retailers. Some of these competitors have substantially greater financial resources that may increase their ability to initiate and sustain predatory price competition. A number of different competitive factors could adversely affect our results of operations and financial condition, including:

          .    increased operational efficiencies of competitors;

          .    competitive pricing strategies;

          .    expansion by existing competitors;

          . entry by new competitors into markets in which we are currently operating; and

          . adoption by new or existing competitors of innovative store formats or retail sales methods, including emphasis on e-commerce.

     We cannot assure you that we will be able to continue to compete successfully with our existing or with new competitors.

     Possible Declines in Comparable Store Sales May Adversely Affect Stock
     ----------------------------------------------------------------------
     Price.  A number of factors have historically affected, and will continue
     -----
     to affect, our comparable store sales results, including, among other factors:

          .    competition;

          .    general regional and national economic conditions;

          .    consumer trends;

          .    changes in our product mix;

          .    timing of promotional events;

          .    new product introductions; and

          .    our ability to execute our business strategy effectively.

     Declines in our comparable store sales results could cause the price of our common stock to decrease substantially.

     Management Information Systems Are Critical to Our Operations.  We have
     -------------------------------------------------------------
     invested over $13.4 million since 1992 in computers, bar code scanners, radio frequency terminals, software and related equipment, technology and training. No significant expenditures for management information systems are anticipated in the foreseeable future. The information from our management information systems allows us to manage the flow of our inventory on a real-time basis in order to make timely and accurate purchasing, distribution and merchandising decisions. Our management information systems are critical to our operations and any failure or disruption in these systems could jeopardize our ability to manage our existing operations and planned future growth and could adversely affect our profitability.

     Our Business is Highly Seasonal.  Our business is highly seasonal, with a
     -------------------------------
     significant portion of our net sales and most of our operating income generated during the fourth quarter, which includes the Christmas selling season. Net sales in the fourth quarter accounted for over 40% of annual net sales in each of 1997, 1998 and 1999, and operating income, excluding recapitalization fees and expenses, for the fourth quarters of 1997, 1998 and 1999 accounted for approximately 71.5%, 64.8% and 58.6%, respectively, of annual operating income for such years. Because a significant percentage of our net sales and net income results from operations in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year will adversely affect our annual results of operations. Our quarterly results of operations also may fluctuate significantly based on factors such as:

          .    the timing of new store openings;

          .    the amount of net sales contributed by new and existing stores;

          .    the timing of certain holidays;

          .    changes in our merchandise;

          . general economic, industry and weather conditions that affect consumer spending; and

          .    actions of competitors.

     We Have Substantial Indebtedness and Our Indebtedness Restricts Our
     -------------------------------------------------------------------
     Operations.  As of December 31, 1999, we had total indebtedness of $239.7
     ----------
     million and a stockholders' deficit of $35.9 million. In addition, we may incur additional debt from time to time to finance working capital and capital expenditures and for other general corporate purposes.

     Our substantial indebtedness could have important consequences to our business. For example, it could:

          . increase our vulnerability to adverse economic and industry conditions;

          . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

          . limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

          . place us at a disadvantage compared to our competitors that have less debt; and

          .    limit our ability to borrow additional funds.

     In addition, failing to comply with our debt covenants could result in an event of default which, if not cured or waived, could adversely affect us.

     Our Largest Stockholder Controls Our Company.  Madison Dearborn Capital
     --------------------------------------------
     Partners II, L.P. owns a majority of our outstanding voting stock, and accordingly has the power to elect all of our directors and approve any action requiring the approval of our stockholders, including adopting amendments to our certificate of incorporation and approving certain mergers or sales of substantially all of our assets. The interests of Madison Dearborn Capital Partners II, L.P. may conflict with the interests of other holders of our common stock.

     Loss of Key Personnel Could Adversely Affect Our Business.  Our future
     ---------------------------------------------------------
     performance will depend, in large part, upon the efforts and abilities of our senior management, particularly Jerry M. Smith, our Chief Executive Officer, and our other key employees, including our buyers. The loss of service of these persons could adversely affect our business and development. Mr. Smith's employment agreement expires on December 31, 2000. Although Mr. Smith has indicated that he plans to remain as the Chief Executive Officer of Tuesday Morning after the expiration of his employment agreement, we cannot assure you that he will do so.

     Purchasing Inventory from Foreign Vendors Could Affect our Business.  We
     -------------------------------------------------------------------
     purchase a significant portion of our inventory from overseas vendors. Changes in shipping costs, trade regulations, currency fluctuations or other factors may create shortages and increase the cost of items that we purchase from foreign vendors. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in retail price levels of those products and may limit or eliminate our ability to differentiate ourselves successfully from our competitors, thereby adversely affecting our sales, margins and competitive position. In addition, our shipping costs have increased recently, and these costs may continue to fluctuate.

     We Depend on a Single Distribution Center.  All of our inventory is shipped
     -----------------------------------------
     directly from suppliers to our distribution center in the Dallas, Texas metropolitan area, where the inventory is processed and then distributed to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well positioned to support our expansion plans, we cannot assure you that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores.

Item 2.  PROPERTIES

     Tuesday Morning owns one store located adjacent to its corporate offices in the Dallas, Texas metropolitan area. All of our other stores are leased from unaffiliated parties. We had leases for 381 open stores on December 31, 1999. The leases for the stores open on December 31, 1999 provide for rentals, which ranged from $2.04 to $22.57 per square foot per year, with an average annual rental of $8.65 per square foot. The annual rent per store is generally below $65,000 and store rent, as a percent of net sales, was 4.57% for the year ended December 31, 1999. At December 31, 1999, the remaining maturities of such leases ranged up to approximately ten years, with the average term of a store lease being approximately five years. New store leases typically include "kick clauses," which allow Tuesday Morning to exit the lease without penalty after 18 to 21 months after entering into the lease if the store does not achieve sales expectations or another location appears superior. These kick clauses, when combined with our inexpensive and portable store fixtures, provide Tuesday Morning with significant downside protection in opening new stores by allowing it to quickly and cheaply vacate a site that does not meet sales expectations. As a result, we do not operate locations with negative store level operating income.

     Tuesday Morning owns approximately 633,000 square feet of building space in the Dallas, Texas metropolitan area. This space houses our corporate offices, warehouse distribution facilities and one store. In May 1997, Tuesday Morning entered into a five-year lease for 280,000 square feet of warehouse space in the same area. Since May 1999, Tuesday Morning has leased an additional 282,000 square feet of warehouse space near its corporate headquarters. This lease has a primary term of eight years and three five-year options. These current distribution facilities are supplemented with short-term rentals during peak times each year. As Tuesday Morning continues to grow, additional warehouse space will be required to meet our needs.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Tuesday Morning during the fourth quarter ended December 31, 1999.

                                    PART II

Item 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Shares of the Company's common stock have been traded in the over-the-counter market under the Nasdaq symbol "TUES". The following table summarizes the highest and lowest reported sale price per share for each fiscal quarter since going public in April 1999, as reported by Nasdaq.

                                1999
                                ----
                       High              Low
                       ----              ----

Second Quarter        26.188            15.000
Third Quarter         25.563            18.000
Fourth Quarter        26.750            16.000

     The Company had approximately 1,500 beneficial owners of its common stock, as well as 330 which were of record, as of March 20, 2000.

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

Item 6.  SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated by reference to the disclosure appearing on page 31 of our 1999 Annual Report to Stockholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is incorporated by reference to the disclosure appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" from our 1999 Annual Report to Stockholders.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item 7A is incorporated by reference to the disclosure appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" from our 1999 Annual Report to Stockholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to the disclosure appearing on pages 13 to 27 of our 1999 Annual Report to Stockholders.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information regarding a change in Tuesday Morning's accountants was previously reported in our report on Form 8-K filed with the Commission on April 24, 1998.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the disclosure under the caption "Directors and Executive Officers" in our proxy statement for the Annual Meeting of Stockholders on May 17, 2000.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the disclosure under the captions "Executive Compensation" and "Report of the Compensation Committee" in our proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the disclosure under the caption "Beneficial Ownership of Common Stock" in our proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the disclosure under the caption "Certain Relationships and Related Transactions" in our proxy statement for the Annual Meeting of Stockholders on May 17, 2000.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)   Financial Statements.
                Reference is made to the list on page F-1 of all financial statements filed or incorporated herein by reference as a part of this report.
          (2)   Financial Statement Schedules.
                Reference is made to the list on page F-1 of the financial statement schedules filed or incorporated herein by reference as a part of this report.
          (3)   Exhibits
                Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed or incorporated herein by reference as a part of this report.
     (b)  Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TUESDAY MORNING CORPORATION

Date:  March 28, 2000         By: /s/ Jerry M. Smith
                                  ----------------------------------
                                  Jerry M. Smith
                                  Chief Executive Officer, President
                                  and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.

      Name                               Title
      ----                               -----

    /s/ Jerry M. Smith            Chief Executive Officer, President
----------------------------      and Chairman of the Board (Principal
  Jerry M. Smith                  executive officer)

    /s/ Mark E. Jarvis            Sr. Vice President, Chief
----------------------------      Financial Officer (Principal
  Mark E. Jarvis                  financial and accounting officer)



                                  Director
----------------------------
  William J. Hunckler, III


                                  Director
----------------------------
  Benjamin D. Chereskin



 /s/ Robin P. Selati              Director
----------------------------
  Robin P. Selati




  /s/ Sally Frame Kasaks          Director
----------------------------
  Sally Frame Kasaks


  /s/ Henry F. Frigon             Director
----------------------------
  Henry F. Frigon

                          TUESDAY MORNING CORPORATION
                  Index to Consolidated Financial Statements
                                      and
                         Financial Statement Schedules
                                 (Item 14(a))

     The following is a listing of the consolidated financial statements which are incorporated herein by reference from the Company's 1999 Annual Report to Stockholders.


                                                                               1999 Annual Report
                                                                               ------------------
                                                                                 to Stockholders
                                                                                 ---------------
                                                                                     Page(s)
Reports of Independent Public Accountants                                              14
Consolidated Balance Sheets as of December 31, 1999 and 1998                           15
Consolidated Statements of Operations for the years ended December 31,                 16
     1999, 1998 and 1997
Consolidated Statements of Stockholders' Equity (Deficit) for the years                17
     ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended December 31,                 18
     1999, 1998 and 1997
Notes to Consolidated Financial Statements for the years ended December 31,            19
     1999, 1998 and 1997



     No financial statement schedules have been included in this report since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

     With the exception of the consolidated financial statements and the independent accountants' reports thereon listed in the above index, the information referred to in Items 6, 7 and 7A and the financial information referred to in Item 8, all of which is included in the Company's 1999 Annual Report to Stockholders and incorporated by reference into this Form 10-K Annual Report, the 1999 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

                          TUESDAY MORNING CORPORATION
                               Index to Exhibits
                                 (Item 14(a))

Exhibit
Number                            Description
------                            -----------

2.1 Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Company, Tuesday Morning Acquisition Corp. ("Merger Sub") and Madison Dearborn Partners, II, L.P. ("MDP") (1)

2.2 Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Company, Merger Sub and MDP. (1)

3.1      Certificate of Incorporation of the Company. (1)

3.2      Certificate of Designation of the Company. (1)

3.3      By-laws of the Company (1)

4.1 Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and Harris Trust and Savings Bank, as trustee, including form of note (1)

4.2 Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)

4.3 Credit Agreement, dated as of December 29, 1997, among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Lenders that is a signatory thereto, BT Alex Brown, as Agent and Fleet National Bank, as Administrative Agent. (1)

4.4 Security Agreement, dated as of December 29, 1997, by and among the Company, the Subsidiary Guarantors and Fleet National Bank, as Administrative Agent. (1)

4.5 Registration Rights Agreement, dated as of December 29, 1997, by and among the Company, the Subsidiary Guarantors and the Initial Purchasers. (1)

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

10.3 Employment Agreement, dated as of December 29, 1997, by and between the Company and Jerry M. Smith. (1)

10.4 Consulting and Non-Competition Agreement, dated as of December 29, 1997, by and between the Company and Lloyd L. Ross. (1)

10.5 Employment Put Agreement, dated as of December 29, 1997, by and between the Company and Jerry M. Smith. (1)

10.6 Term Put Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn and Lloyd L. Ross. (1)

Exhibit
Number                            Description
------                            -----------

10.7 Stock Pledge Agreement, dated as of December 29, 1997, by and between the Company and Jerry M. Smith. (1)

10.8 Stock Pledge Agreement, dated as of December 29, 1997, by and between the Company and Lloyd L. Ross. (1)

10.9     1997 Long-Term Equity Incentive Plan of the Company. (1)

10.10 Stock Option Agreement, dated as of December 29, 1998, by and between the Company and Jerry M. Smith. (1)

10.11 Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn and the executives listed on Schedule 1 attached thereto. (1)

10.12    1999 Employee Stock Purchase Plan. (2)

13.0     Pages 13 to 33 of the Company's 1999 Annual Report to Stockholders
          (3)

21.1     Subsidiaries of the Company. (2)

23.1     Consent of Arthur Andersen LLP (3)

23.2     Consent of KPMG LLP. (3)

27.1     Financial Data Schedule. (3)


(1) Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-4 (File No. 333-46017).

(2) Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-1 (File No. 333-74365).

(3)  Filed herewith.