Form 10-Q
period 2000-03-31
TUESDAY MORNING CORP/DE
filed 2000-05-09
CIK 878726

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000   Commission File Number 333-46013


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

                              Yes ___X___ No _______



Common stock outstanding as of April 30, 2000: 39,093,133 shares

                        PART 1 - FINANCIAL INFORMATION

                                                                       Page No.
Item 1 - Financial Statements                                          _______

           Consolidated Balance Sheets as of March 31, 2000,
             March 31, 1999 and December 31, 1999                         1

           Consolidated Statements of Operations for the
             Three Months Ended March 31, 2000 and 1999                   2

           Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2000 and 1999                   3

           Notes to Consolidated Financial Statements                     4

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            5

Item 3 - Quantitative and Qualitative Disclosures about
           Market Risk                                                    9

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     (In thousands, except for share data)

                                                                                    Unaudited      Unaudited      Audited
                                                                                    March 31,      March 31,      Dec  31,
                                                        ASSETS                         2000           1999          1999
                                                                                    ---------      ---------      ---------
Current assets:
     Cash and cash equivalents..................................................... $  2,099       $  1,206       $ 19,795
     Inventories...................................................................  204,185        145,568        141,534
     Prepaid expenses..............................................................    2,681          1,976          1,913
     Other current assets..........................................................    1,293            484          1,243
     Deferred income taxes.........................................................        -            354              -
                                                                                    ---------      ---------      ---------

           Total current assets....................................................  210,258        149,588        164,485
                                                                                    ---------      ---------      ---------

Property and equipment, at cost....................................................   74,584         59,958         71,924
     Less accumulated depreciation & amortization..................................  (39,983)       (35,371)       (38,838)
                                                                                    ---------      ---------      ---------

           Net property and equipment..............................................   34,601         24,587         33,086
                                                                                    ---------      ---------      ---------

Other assets, at cost:
     Due from officers.............................................................        -          3,403              -
     Deferred financing costs......................................................    5,495          8,087          5,818
     Other assets..................................................................      357            291            327
                                                                                    ---------      ---------      ---------

           Total Assets............................................................ $250,711       $185,956       $203,716
                                                                                    =========      =========      =========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Installments of mortgages..................................................... $  1,671       $  1,021       $  1,671
     Revolving credit facility.....................................................   35,250         11,740              -
     Installments of notes payable.................................................   13,662          4,310         11,838
     Installments of capital lease obligation......................................        -            101              -
     Accounts payable..............................................................   46,274         39,105         39,491
     Accrued liabilities...........................................................   10,531          8,674         12,266
     Deferred income taxes.........................................................      546              -            547
     Income taxes payable..........................................................    1,101          1,064          9,168
                                                                                    ---------      ---------      ---------
            Total current liabilities..............................................  109,035       $ 66,015       $ 74,981
                                                                                    ---------      ---------      ---------

Mortgages on land, buildings and equipment.........................................    6,638          2,297          7,056
Notes payable, excluding current installments......................................  151,247        195,910        155,227
Revolving credit facility excluding current portion................................   15,000         15,000              -
Deferred income taxes..............................................................    2,400          2,211          2,400
Dividends payable on Jr  Preferred.................................................        -          9,342              -
                                                                                    ---------      ---------      ---------

           Total Liabilities.......................................................  284,320        290,775        239,664
                                                                                    ---------      ---------      ---------

Senior exchangeable redeemable preferred stock,
     par value $ 01 per share, authorized 1,000,000 shares,
     293,294 issued at March 31, 1999..............................................        -         29,182              -
Junior redeemable preferred stock, par value $ 01 per share, authorized
     150,000 shares, 85,998 issued at March 31, 1999...............................        -         85,998              -

Shareholders' equity
     Junior perpetual preferred stock, authorized 2,500 shares, 1,930 issued  at
     March 31, 1999; par value $ 01 per share......................................        -          1,930              -

     Common stock par value $ 01 per share, authorized 100,000,000 shares;
     issued 39,080,735 shares at March 31, 2000, 26,802,251 shares at
     March 31, 1999 and 38,847,326 shares at December 31,1999......................      391            268            388

     Additional paid-in capital....................................................  171,816          5,469        171,789
     Retained deficit.............................................................. (205,816)      (227,666)      (208,125)
                                                                                    ---------      ---------      ---------
           Total Shareholders' Equity..............................................  (33,609)      (219,999)       (35,948)
                                                                                    ---------      ---------      ---------

Total Liabilities and Shareholders' Equity......................................... $250,711       $185,956       $203,716
                                                                                    =========      =========      =========

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                            Unaudited In thousands


                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                         2000                1999
                                                                                       --------            --------

Net sales............................................................................. $ 90,491            $ 71,761
Cost of sales.........................................................................   55,162              43,387
                                                                                       --------            --------
    Gross profit......................................................................   35,329              28,374

Selling, general and administrative expenses..........................................   26,880              22,514
                                                                                       --------            --------

    Operating income..................................................................    8,449               5,860

Other income (expense):
  Interest income.....................................................................       30                  87
  Interest expense....................................................................   (4,808)             (5,495)
  Other income........................................................................       53                 218
                                                                                       --------            --------
                                                                                         (4,725)             (5,190)
                                                                                       --------            --------
    Income before income taxes........................................................    3,724                 670

Income tax expense....................................................................    1,415                 235
                                                                                       --------            --------

    Net income........................................................................ $  2,309            $    435
                                                                                       ========            ========

Less: Dividends on and accretion of preferred stocks..................................        -              (2,858)
                                                                                       --------            --------
 Net income (loss) available to common shareholders................................... $  2,309            $ (2,423)
                                                                                       ========            ========

Earnings Per Share
Net income (loss) per common share:
  Basic............................................................................... $   0.06            $  (0.09)
                                                                                       ========            ========
  Diluted............................................................................. $   0.06            $  (0.09)
                                                                                       ========            ========

Weighted average number of common shares
  and common share equivalents outstanding:
  Basic...............................................................................   39,028              26,799
  Diluted.............................................................................   40,618              26,799

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            Unaudited In Thousands


                                                              Three Months Ended March 31,
                                                        -----------------------------------------
                                                           2000                           1999
                                                        ----------                     ----------

Net cash flows from operating activities:
         Net income                                     $    2,309                     $      435

        Depreciation and amortization                        1,154                          1,517
        Amortization of financing fees                         323                            365
        (Gain) Loss on disposal of fixed assets                 (2)                             5

        Change in operating assets and liabilities:
          Inventories                                      (62,651)                       (48,826)
          Prepaid expenses                                    (768)                          (863)
          Other current assets                                 (50)                           (18)
          Other assets                                         (30)                           180
          Accounts payable                                   6,783                         16,024
          Accrued liabilities and deferred taxes            (1,736)                        (3,272)
          Income taxes payable                              (8,067)                        (7,780)
                                                        ----------                     ----------

            Total adjustments                              (65,044)                       (42,668)
                                                        ----------                     ----------

    Net cash used in operating activities                  (62,735)                       (42,233)
                                                        ----------                     ----------

Net cash flows from investing activities:
    Loans to officers                                           --                            (57)
    Proceeds from sale of assets                                --                             23
    Capital expenditures                                    (2,667)                        (2,039)
                                                        ----------                     ----------

    Net cash used in investing activities                   (2,667)                        (2,073)
                                                        ----------                     ----------

Net cash flows from financing activities:
    Proceeds from revolving credit facility                 50,250                         26,740
    Payment of debt and mortgages                           (2,574)                        (1,498)
    Principal payments under capital lease obligation           --                            (60)
    Proceeds from exercise of common
          stock options/stock purchase plan                     30                             48
                                                        ----------                     ----------

    Net cash provided by financing activities               47,706                         25,230
                                                        ----------                     ----------

Net change in cash and cash equivalents                    (17,696)                       (19,076)

Cash and cash equivalents at beginning of period            19,795                         20,282
                                                        ----------                     ----------

Cash and cash equivalents at end of period              $    2,099                     $    1,206
                                                        ==========                     ==========

Supplemental cash flow information:

Our Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends, accordingly dividends have not been paid in cash. This statement does not reflect the accrual for 1999 of $1,907 for dividends on the Junior Preferred Stocks or the accrual of $951 of additional Senior Preferred Stock in 1999 as a dividend to the holders of the Senior Preferred Stock.

                 Tuesday Morning Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K filing for the year ended December 31, 1999.

2. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

3. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the agreement. This agreement is discussed in more detail in Liquidity and Capital Resources on page 6.

4. Certain prior year amounts have been reclassed to conform to the current period presentation.

5. On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. The Company used the net proceeds of $76.0 million as follows:

                                                             (Amounts in 000's)

    Net proceeds from IPO                                       $   75,953
    Redemption of Junior Preferred Stock                          (  7,382)
    Redemption of Senior Preferred Stock                          ( 33,858)
    Partial paydown of Senior Subordinated Note                   ( 34,410)
       Includes prepayment premium of $3.4 million
    Interest Income                                                    179
                                                                ----------

    Increase in working capital                                 $      482
                                                                ==========

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

                                                      Quarter Ended March 31
                                                      ----------------------
                                                       2000             1999
                                                      -----            -----
Net sales                                             100.0%           100.0%
Cost of sales                                          61.0             60.5
                                                      -----            -----
Gross profit                                           39.0             39.5
Selling, general and administrative expense            29.7             31.4
                                                      -----            -----
Operating income                                        9.3              8.1
Net interest expense and other income                  <5.2>            <7.2>
                                                      -----            -----
Income before income taxes                              4.1              0.9
Income Taxes                                            1.6              0.3
Net income                                              2.5%             0.6%



Three Months Ended March 31, 2000
Compared to the Three Months Ended March 31, 1999

During the first quarter of 2000 sales increased 26.1% compared to an increase of 22.0% in the first quarter of 1999. Same store sales increased 15.1% for the quarter. The increase in first quarter sales is due to comparable store sales increases of $10.1 million and $8.0 million of new store sales. Average store sales for the first sales events increased from $203 thousand to $232 thousand. The increase in comparable sales was comprised of an 8.5% increase in the number of transactions and a 5.2% increase in the average transaction amount. The primary factors in our strong comparable store sales growth include our buying organization's experience in providing value to customers. Our unique niche as the nation's only high-end closeout retailer of home furnishings and gifts and the strong economy also contributed to the strong sales. In addition, we featured a larger percentage of higher quality, higher price merchandise.

Gross profit increased $6.9 million from $28.4 million to $35.3 million primarily as a result of the increased sales mentioned above. Our gross profit percentage decreased 0.5% compared with last year. Our initial markup on products purchased improved by 0.6%, however, this was offset by increased buying and distribution expenses of 1.0%.

Selling, general, and administrative expenses increased $4.4 million due primarily to the addition of new stores, variable store level expenses, and inflationary increases. These expenses, as a percentage of sales, decreased to 29.7% from 31.4% due to the leverage resulting from comparable store sales increases.

Interest expense decreased due to an early paydown of Term A and B notes in October 1998 and an early paydown of a portion of the senior subordinated debt which is more fully explained in the Initial Public Offering discussion.

The income tax provision for the three-month periods ended March 31, 2000 and 1999 was $1.4 million and $0.2 million, respectively, reflecting an effective tax rate of 38% and 35%, respectively. This increase is a result of higher income tax rates relating to the reversal of a non-deductible expense from a prior period.

EBITDA increased from $7.7 million to $9.7 million due to the factors mentioned above.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used in operating activities for the three months ended March 2000 and 1999 was $62.7 million and $42.2 million, respectively. These amounts were due primarily to the seasonal buildup of inventory. Cash and cash equivalents as of March 31, 2000 and 1999 were $2.1 million and $1.2 million, respectively.

Capital expenditures principally associated with new store openings and warehouse equipment were $2.7 million and $2.0 million for the three months ending March 2000 and 1999, respectively. We expect to spend approximately $3.4 million for capital expenditures for the remainder of 2000.

As part of the recapitalization, discussed in detail in the December 31, 1999 financial statements, the Company entered into the Senior Credit Facility, which is comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At March 31 2000, the Company had $95.9 million outstanding under the Term Loans and $50.3 million outstanding under the Revolving Credit Facility, with $38.2 million of remaining availability thereunder. The Term Loan A loans and the Revolving Credit Facility loans mature in five years, and the Term Loan B loans mature in seven years. For 30 consecutive days during each twelve-month period, beginning April 1999, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million.

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

Inventory

The Company's inventory increased from $141.5 million at year-end to $204.2 million at March 31, 2000, for an increase of $62.7 million from December 31, 1999.

As reflected on the chart below, the increase in warehouse inventory is due to the seasonal nature of our business in which inventory levels increase from the beginning of the year to March 31. In addition, our second sales event for 2000 is scheduled to begin nine days earlier than it did in 1999 and our third quarter sales event is scheduled to begin two days earlier. In order to support both the double-digit comparable sales we have experienced and our expanded level of growth, we have purchased higher levels of inventory. These inventories are arriving earlier than in the past in order to allow adequate time for processing.

                      Total Inventory Levels by Location
                                 ($ millions)


                           3/31/00        3/31/99        3/31/98       12/31/99
                           -------        -------        -------       --------
    Stores                 $  72.5        $  57.2        $  61.7       $   72.8
    Warehouse                131.7           88.2           72.4           68.7
                           -------        -------        -------       --------
       Total               $ 204.2        $ 145.5        $ 134.1       $  141.5
                           =======        =======        =======       ========


                    Per Store Inventory Levels by Location
                                 ($ thousands)


                           3/31/00        3/31/99        3/31/98       12/31/99
                           -------        -------        -------       --------
    Stores                 $   186        $   162        $   191       $    191
    Warehouse                  338            249            224            180
                           -------        -------        -------       --------
       Total               $   524        $   411        $   415       $    371
                           =======        =======        =======       ========

    Store Count                390            354            323            382


                                Store Openings/Closings
                             Three Months     Three Months       Three Months
                               Ending            Ending             Ending
                            March 31, 2000   March 31, 1999     March 31, 1998
                            --------------   --------------     --------------
Stores Open at
Beginning of Period               382              347                315
Stores Opened                      12               12                 11
Stores Closed                      (4)              (5)                (3)
                                  ---              ---                ---
Stores Open at End
of Period                         390              354                323
                                  ===              ===                ===

                    Calculation of Income per Common Share

                                                                               Three Months Ended
                                                                                   March 31,
                                                                          2000                   1999
                                                                     ------------           ------------
Basic income per share:
Net income                                                           $      2,309           $        435
    Less:
     Junior preferred dividends                                            -                      (1,907)
     Senior preferred dividends                                            -                        (944)
     Senior preferred accretion                                            -                          (7)
                                                                     ------------           ------------
Net income (loss) available to common shareholders                   $      2,309           $     (2,423)
                                                                     ============           ============

 Net income (loss) per to common share                               $       0.06           $      (0.09)
                                                                     ============           ============
Diluted income per share:
 Net income (loss) available to common shareholders                  $      2,309           $     (2,423)
                                                                     ============           ============
Effect of dilutive securities:
 Weighted average common equivalent shares from
    Stock options                                                           1,590                 -   (1)
 Weighted average common shares outstanding                                39,028                 26,799
                                                                     ------------           ------------
 Weighted average common shares and common
  Stock equivalents outstanding                                            40,618                 26,799
                                                                     ============           ============

 Net income (loss) per common share                                  $       0.06           $      (0.09)
                                                                     ============           ============

(1) Not included in calculation, because of anti-dilutive effect
                                                                               Three Months Ended
                                                                                   March 31
                                                                          2000                  1999
                                                                     ------------           ------------
Pro forma Income Per Common Share

Net income                                                           $      2,309           $        435
    Add:  Reduction from interest expense from $31 million
          Notes payment, net of tax                                        -                $        577
                                                                     ------------           ------------
Net income available to common shareholders                          $      2,309           $      1,012
                                                                     ============           ============

Net income per Common Share
 Basic                                                               $       0.06           $       0.03
                                                                     ============           ============
 Diluted                                                             $       0.06           $       0.03
                                                                     ============           ============

Weighted average number of common shares
     And common share equivalents outstanding
 Basic                                                                     39,028                 38,660
 Diluted                                                                   40,618                 40,356


Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of March 31, 2000 has not materially changed since December 31, 1999. The market risk profile on December 31, 1999 is disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The Company is including the following cautionary statements in this document to make applicable and take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made in this 10-K report. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statement which are not statement of historical facts, and they may be identified by the use of works such as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", and similar expressions. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis, however, we make no assurance that they will be achieved or accomplished. The fulfillment of our expectations, beliefs and projections is subject to a variety of important factors, including, but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, the availability of closeout merchandise, consumer spending patterns, general economic trends, the availability of new store locations, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and other periodic reports filed with the Securities and Exchange Commission. The foregoing factors may be in addition to other factors discussed in other parts of this 10-Q report.


                          PART II - OTHER INFORMATION


Not applicable.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TUESDAY MORNING CORPORATION
                                          (Registrant)



DATE:   May 8, 2000               /s/ Mark E. Jarvis
                                      -------------------------------------
                                      Mark E. Jarvis, Senior Vice President