Form 10-Q
period 2000-06-30
TUESDAY MORNING CORP/DE
filed 2000-08-14
CIK 878726

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000  Commission File Number 333-46013


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


Common stock outstanding as of July 31, 2000: 39,541,425 shares

                        PART 1 - FINANCIAL INFORMATION

                                                               Page No.
Item 1 - Financial Statements                                  _______

             Consolidated Balance Sheets as of June 30, 2000,
               June 30, 1999 and December 31, 1999                 1

             Consolidated Statements of Operations for the
                Three Months and Six Months Ended
                June 30, 2000 and 1999                             2

             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2000 and 1999            3

             Notes to Consolidated Financial Statements            4

Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   5

Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk                                          10

                       Tuesday Morning and Subsidiaries
                          Consolidated Balance Sheets
                     (In thousands, except for share data)

                                                                                       Unaudited        Unaudited        Audited
                                                                                        June 30,         June 30,         Dec. 31
                                                 ASSETS                                   2000             1999            1999
                                                                                      ------------     ------------     -----------
Current assets:

     Cash and cash equivalents....................................................... $        447     $        912     $    19,795
     Inventories.....................................................................      225,216          168,595         141,534
     Prepaid expenses................................................................        2,352            2,093           1,913
     Other current assets............................................................        1,223              438           1,243
     Income taxes receivable.........................................................            -              327               -
     Deferred income taxes...........................................................            -              354               -
                                                                                      ------------     ------------     -----------

          Total current assets.......................................................      229,238          172,719         164,485
                                                                                      ------------     ------------     -----------

Property and equipment, at cost .....................................................       76,403           67,944          71,924
     Less accumulated depreciation & amortization....................................      (41,173)         (36,672)        (38,838)
                                                                                      ------------     ------------     -----------

          Net property and equipment.................................................       35,230           31,272          33,086
                                                                                      ------------     ------------     -----------

Other assets, at cost:
     Deferred financing costs........................................................        5,134            6,469           5,818
     Other assets....................................................................          355              304             327
                                                                                      ------------     ------------     -----------

          Total Assets............................................................... $    269,957     $    210,764     $   203,716
                                                                                      ------------     ------------     -----------

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Installments of mortgages....................................................... $      1,671     $      1,671     $     1,671
     Revolving credit facility.......................................................       51,187           26,230               -
     Installments of notes payable...................................................        7,954            4,858          11,838
     Installments of capital lease obligation........................................            -               41               -
     Accounts payable................................................................       53,020           41,137          39,491
     Accrued liabilities:
          Sales Tax..................................................................          856            1,275           3,291
          Interest Expense...........................................................          818              935             815
          Other......................................................................        8,592            7,210           8,160
     Deferred income taxes...........................................................          546                -             547
     Income taxes payable............................................................        1,237                -           9,168
                                                                                      ------------     ------------     -----------

          Total current liabilities..................................................      125,881           83,357          74,981
                                                                                      ------------     ------------     -----------

Mortgages on land, buildings and equipment...........................................        6,220            7,892           7,056
Notes payable, excluding current installments........................................      149,620          163,716         155,227
Revolving credit facility excluding current portion..................................       15,000           15,000               -
Deferred income taxes................................................................        2,400            2,211           2,400
                                                                                      ------------     ------------     -----------

          Total Liabilities..........................................................      299,121          272,176         239,664
                                                                                      ------------     ------------     -----------

Shareholders' equity
     Common stock par value $.01 per share, authorized 100,000,000 shares; issued
     39,099,133 shares at June 30, 2000, 38,802,648 shares at June 30, 1999
     and 38,847,326 shares at December 31,1999.......................................          391              388             388

     Additional paid-in capital......................................................      171,764          171,941         171,789
     Retained deficit................................................................     (201,319)        (233,741)       (208,125)
                                                                                      ------------     ------------     -----------

          Total Shareholders' Equity.................................................      (29,164)         (61,412)        (35,948)
                                                                                      ------------     ------------     -----------

Total Liabilities and Shareholders' Equity........................................... $    269,957     $    210,764     $   203,716
                                                                                      ============     ============     ============

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                            Unaudited  In thousands


                                                                            Three Months Ended June 30,  Year to date as of June 30,
                                                                            ---------------------------  ---------------------------
                                                                                2000            1999           2000         1999
                                                                            -----------      ----------  ----------       ----------
Net sales....................................................................$ 132,563       $ 107,681   $ 223,054        $ 179,442
Cost of sales................................................................   87,852          72,103     143,014          115,490
                                                                            -----------      ----------  ----------       ----------
          Gross profit.......................................................   44,711          35,578      80,040           63,952

Selling, general and administrative expenses.................................   32,266          27,021      59,146           49,534
                                                                            -----------      ----------  ----------       ----------

          Operating income...................................................   12,445           8,557      20,894           14,418

Other income (expense):
     Interest income.........................................................        2             216          32              303
     Interest expense........................................................   (5,395)         (5,370)    (10,204)         (10,866)
     Other income............................................................      202             161         255              379
                                                                            -----------      ----------  ----------       ----------
                                                                                (5,191)         (4,993)     (9,917)         (10,184)
                                                                            -----------      ----------  ----------       ----------
          Net income before income taxes and extraordinary item..............    7,254           3,564      10,977            4,234

Income tax expense...........................................................    2,757           1,353       4,171            1,588
                                                                            -----------      ----------  ----------       ----------

          Net income before extraordinary item...............................$   4,497       $   2,211   $   6,806        $   2,646
                                                                            -----------      ----------  ----------       ----------

Extraordinary item related to debt extinguishment (net of tax)...............        -          (3,048)          -           (3,048)
                                                                            -----------      ----------  ----------       ----------

          Net income (loss)..................................................$   4,497       $    (837)  $   6,806        $    (402)
                                                                            ===========      =========== ===========      ==========

Income Per Share
----------------

Net income (loss) before extraordinary item..................................$   4,497       $   2,211   $   6,806        $   2,646
          Dividends on and accretion of preferred stocks.....................        -            (890)          -           (3,748)
          Premium on redemption of senior preferred stock....................        -          (4,395)          -           (4,395)
                                                                            -----------      ----------  ----------       ----------
Income (loss) available to common shareholders...............................$   4,497       $  (3,074)  $   6,806        $  (5,497)
          Extraordinary item related to debt extinguishment (net of tax).....        -          (3,048)          -           (3,048)
                                                                            -----------      ----------  ----------       ----------
Net income (loss) available to common shareholders...........................$   4,497       $  (6,122)  $   6,806        $  (8,545)
                                                                            ===========      =========== ===========      ==========


Net Income (loss) per Common Share - Basic
          Income (loss) available to common shareholders.....................$    0.12       $   (0.09)  $    0.17        $   (0.18)
          Extraordinary item related to debt extinguishment (net of tax).....        -           (0.09)          -            (0.10)
                                                                            -----------      ----------  ----------       ----------
          Net income (loss) available to common shareholders.................$    0.12       $   (0.18)  $    0.17        $   (0.28)
                                                                            ===========      =========== ===========      ==========

Net Income (loss) per Common Share - Diluted
          Income (loss) available to common shareholders.....................$    0.11       $   (0.09)  $    0.17        $   (0.18)
          Extraordinary item related to debt extinguishment (net of tax......        -           (0.09)          -            (0.10)
                                                                            -----------      ----------  ----------       ----------
          Net income (loss) available to common shareholders.................$    0.11       $   (0.18)  $    0.17        $   (0.28)
                                                                            ===========      =========== ===========      ==========

Weighted average number of common shares
     and common share equivalents outstanding:
     Basic...................................................................   39,028          35,239      39,028           31,042
     Diluted.................................................................   40,465          35,239      40,490           31,042

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                            Unaudited In Thousands

                                                                                 Six Months Ended June 30,
                                                                             --------------------------------
                                                                                 2000                 1999
                                                                             -----------          -----------
Net cash flows from operating activities:
        Net income (loss)                                                    $     6,806          $       (402)

        Depreciation and amortization                                              2,348                 2,825
        Amortization of financing fees                                               684                   705
        Extraordinary item                                                             -                 3,048
        (Gain) Loss on disposal of fixed assets                                       (3)                   15

        Change in operating assets and liabilities:
          Inventories                                                            (83,682)              (71,852)
          Prepaid expenses                                                          (439)                 (979)
          Other current assets                                                        20                    28
          Other assets                                                               (28)                  167
          Accounts payable                                                        13,529                18,056
          Accrued liabilities and deferred taxes                                  (2,001)               (2,526)
          Income taxes payable                                                    (7,931)               (7,530)
                                                                             -----------           -----------

            Total adjustments                                                    (77,503)              (58,043)
                                                                             -----------           -----------

    Net cash used in operating activities                                        (70,697)              (58,445)
                                                                             -----------           -----------

Net cash flows from investing activities:
    Repayments of loans from officers                                                  -                 3,345
    Proceeds from sale of assets                                                       -                    28
    Capital expenditures                                                          (4,489)              (10,046)
                                                                             -----------           -----------

    Net cash used in investing activities                                         (4,489)               (6,673)
                                                                             -----------           -----------

Net cash flows from financing activities:
    Proceeds from revolving credit facility                                       66,187                41,230
    Payment of debt and mortgages                                                (10,327)               (2,399)
    Mortgage on warehouse                                                              -                 6,500
    Partial redemption of Senior Subordinated Note                                     -               (34,410)
    Principal payments under capital lease obligation                                  -                  (120)
    Change in Equity from exercise of common
          stock options/stock purchase plan                                          (22)                   49
    Payment to cash-out Junior Preferred Stocks                                        -                (7,382)
    Redeem Senior Exchangeable Redeemable Preferred Stock                              -               (33,855)
    Net proceeds from IPO                                                              -                76,135
                                                                             -----------           -----------

    Net cash provided by financing activities                                     55,838                45,748
                                                                             -----------           -----------

Net change in cash and cash equivalents                                          (19,348)              (19,370)

Cash and cash equivalents at beginning of period                                  19,795                20,282
                                                                             -----------           -----------

Cash and cash equivalents at end of period                                   $       447          $        912
                                                                             ===========          ============

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

Non-cash items:
Conversion of: Jr. perpetual preferred stock              -                            553
               Jr. redeemable preferred stock             -                         89,903

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

5. On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. The Company used the net proceeds of $76.0 million as follows:

                                                   (Amounts in 000's)
                                                   ------------------
Net proceeds from IPO                                   $  75,953
Redemption of Junior Preferred Stock                     (  7,382)
Redemption of Senior Preferred Stock                     ( 33,858)
Partial paydown of Senior Subordinated Note              ( 34,410)
   Includes prepayment premium of $3.4 million
Interest Income                                               179
                                                        ---------

Increase in working capital                             $     482
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

                                                  Quarter Ended June 30        Year to Date June 30
                                               ---------------------------  ---------------------------
                                                      2000           1999           2000          1999
                                                     -----          -----          -----         -----
Net sales                                            100.0%         100.0%         100.0%        100.0%
Cost of sales                                         66.3           67.0           64.1          64.4
                                                     -----          -----          -----         -----
Gross profit                                          33.7           33.0           35.9          35.6
Selling, general and administrative expense           24.3           25.1           26.5          27.6
                                                     -----          -----          -----         -----
Operating income                                       9.4            7.9            9.4           8.0
Net interest expense and other income                 (3.9)          (4.6)          (4.5)         (5.7)
                                                     -----          -----          -----         -----
Earnings (loss) before income taxes and
   extraordinary item                                  5.5            3.3            4.9           2.4
Net earnings (loss) before extraordinary item          3.4            2.1            3.1           1.5

Net earnings                                           3.4%         (0.8)%           3.1%        (0.2)


Three Months Ended June 30, 2000
Compared to the Three Months Ended June 30, 1999

During the second quarter of 2000 sales increased 23.1%. Same store sales increased 12.8% for the quarter. The increase in second quarter sales is due to comparable store sales increases of $13.6 million and $11.3 million of new store sales. Average store sales for the second sales events increased from $295 thousand to $327 thousand. The increase in comparable sales was comprised of an 11.0% increase in the number of transactions and a 1.6% increase in the average transaction amount. The primary factors in our strong comparable store sales growth include our buying organization's experience in providing value to customers. Our unique niche as the nation's only high-end closeout retailer of home furnishings and gifts and the strong economy also contributed to the strong sales. In addition, we featured a larger percentage of higher quality, higher price merchandise.

Gross profit increased $9.1 million from $35.6 million to $44.7 million primarily as a result of the increased sales mentioned above. Our gross profit percentage increased 0.7% compared with last year due to an increase in our initial markup.

Selling, general, and administrative expenses increased $5.2 million due primarily to the addition of new stores, variable store level expenses, and inflationary increases. These expenses, as a percentage of sales, decreased to 24.3% from 25.1% due to the leverage resulting from comparable store sales increases.

The income tax provision for the three-month periods ended June 30, 2000 and 1999 was $2.8 million and $1.4 million, respectively, reflecting an effective tax rate of 38%.

Interest expense decreased due to an early paydown of senior subordinated debt, which is more fully explained in the Initial Public Offering discussion. The decrease was partially offset by increased interest rates and increased borrowing resulting from early receipt of inventory.

EBITDA increased from $10.3 million to $13.8 million due to the factors mentioned above.

Six Months Ended June 30, 2000
Compared to the Six Months Ended June 30, 1999

For the first six months of 2000 sales increased 24.3% due primarily to comparable store sales increases of 13.7% and $21.9 million of sales from new stores. Average store sales for the six months increased from $526 thousand to $559 thousand. The increase in comparable sales was comprised of a 10.1% increase in the number of transactions and a 3.8% increase in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $16.0 million from $64.0 million to $80.0 million primarily as a result of the increased sales mentioned above. The gross profit percentage increased by 0.3% due to reduced markdowns, partially offset by increased buying and distribution expense.

Selling, general, and administrative expense increased $9.6 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales decreased to 26.5% from 27.6% due to the leverage resulting from comparable store sales increases.

Interest expense decreased due to an early paydown of senior subordinated debt, which is more fully explained in the Initial Public Offering discussion. The decrease was partially offset by increased interest rates and increased borrowing resulting from early receipt of inventory.

EBITDA increased from $18.0 million to $23.5 million due to the factors mentioned above.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under the revolving credit facilities.

Net cash used in operating activities for the six months ended June 2000 and 1999 was $70.7 million and $58.4 million, respectively. These amounts were due primarily to the seasonal buildup of inventory. Cash and cash equivalents as of June 30, 2000 and 1999 were $0.5 million and $0.9 million, respectively.

Capital expenditures principally associated with new store openings and warehouse equipment were $4.5 million and $3.5 million for the six months ending June 2000 and 1999, respectively. In June of 1999, we purchased a warehouse for $6.5 million that we had been leasing. This was financed through a ten-year mortgage with a floating interest rate, currently at 8.319%. We expect to spend approximately $2.7 million for capital expenditures for the remainder of 2000.

As part of the recapitalization, discussed in detail in the December 31, 1999 financial statements, the Company entered into the Senior Credit Facility, which is comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. At June 30, 2000, the Company had $88.6 million outstanding under the Term Loans and $66.2 million outstanding under the Revolving Credit Facility, with $20.2 million of remaining availability thereunder. The Term Loan A loans and the Revolving Credit Facility loans mature in five years, and the Term Loan B loans mature in seven years. For 30 consecutive days during each twelve-month period, beginning April 1999, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million. On July 5, 2000, the Company amended and restated its Senior Credit Facility by increasing the Term A loans $25.0 million and the availability under the revolver by $35.0 million. The remaining term of the notes did not change, new financial covenants were established and interest rates were adjusted to reflect current market rates.

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

Inventory

The Company's inventory increased from $141.5 million at year-end to $225.2 million at June 30, 2000, for an increase of $83.7 million from December 31, 1999.

As reflected on the chart below, the increase in warehouse inventory is due to the seasonal nature of our business in which inventory levels increase from the beginning of the year to June 30. In addition, our second sales event for 2000 began nine days earlier than it did in 1999 and our third quarter sales event is scheduled to begin two days earlier. In order to support both the double-digit comparable sales we have experienced and our expanded level of growth, we have purchased higher levels of inventory. These inventories are arriving earlier than in the past in order to allow adequate time for processing.

                       Total Inventory Levels by Location
                                  ($ millions)

                 6/30/00     6/30/99     6/30/98     12/31/99     12/31/98
                --------    --------    --------    ---------    ---------
Stores          $   68.4    $   54.4    $   62.1    $    72.8    $    58.8
Warehouse          156.8       114.2        76.9         68.7         37.9
                --------    --------    --------    ---------    ---------
   Total        $  225.2    $  168.6    $  139.0    $   141.5    $    96.7
                ========    ========    ========    =========    =========

                     Per Store Inventory Levels by Location
                                 ($ thousands)

                 6/30/00     6/30/99     6/30/98     12/31/99     12/31/98
                --------    --------    --------    ---------    ---------
Stores          $    169    $    149    $    186    $     191    $     169
Warehouse            387         313         231          180          109
                --------    --------    --------    ---------    ---------
   Total        $    556    $    462    $    417    $     371    $     278
                ========    ========    ========    =========    =========

                            Store Openings/Closings

                                   Six Months      Six Months
                                     Ending          Ending              FYE
                                   6/30/ 2000      6/30/1999         12/31/1999
                                   ----------      ---------         ----------

        Stores Open at
        Beginning of Period            382             347               347
        Stores Opened                   27              25                44
        Stores Closed                   (4)             (7)               (9)
                                      ----            ----              ----
        Stores Open at End
        of Period                      405             365               382
                                      ====            ====              ====

                  Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


                                                    Three Months Ended June 30    Year to date as of June 30
                                                    ---------------------------  ----------------------------
                                                           2000         1999             2000         1999
                                                       ----------    ---------       ----------    ---------
Earnings Per Common Share

Net income (loss)                                      $    4,497  $      (837)   $       6,806  $      (402)
    Add:  Extraordinary item related to debt
            extinguishment (net of tax)                         -        3,048                -        3,048
                                                       ----------    ---------       ----------    ---------
Net income (loss) before extraordinary item            $    4,497  $     2,211    $       6,806  $     2,646

    Less:
          Junior preferred dividends                   $        -  $      (562)   $           -  $    (2,469)
          Senior preferred dividends                            -         (326)               -       (1,269)
          Senior preferred accretion                            -           (2)               -          (10)
          Premium on redemption of senior
            preferred stock                                     -       (4,395)               -       (4,395)
                                                       ----------    ---------       ----------    ---------
Income (loss) available to common shareholders         $    4,497  $    (3,074)   $       6,806  $    (5,497)
  Extraordinary item related to debt
    extinguishment (net of tax)                                 -       (3,048)               -       (3,048)
                                                       ----------    ---------       ----------    ---------
Net income (loss) available to common shareholders     $    4,497  $    (6,122)   $       6,806  $    (8,545)
                                                       ==========    =========       ==========    =========

Net Income (loss) per Common Share - Basic
  Income (loss) available to common shareholders       $     0.12  $     (0.09)   $        0.17  $     (0.18)
  Extraordinary item related to debt
    extinguishment (net of tax)                                 -        (0.09)               -        (0.10)
                                                       ----------    ---------       ----------    ---------
  Net income (loss) available to common shareholders   $     0.12  $     (0.18)   $        0.17  $     (0.28)
                                                       ==========    =========       ==========    =========

Net Income (loss) per Common Share - Diluted
  Income (loss) available to common shareholders       $     0.11  $     (0.09)   $        0.17  $     (0.18)
  Extraordinary item related to debt
    extinguishment (net of tax)                                 -        (0.09)               -        (0.10)
                                                       ----------    ---------       ----------    ---------
  Net income (loss) available to common shareholders   $     0.11  $     (0.18)  $         0.17  $     (0.28)
                                                       ==========    =========       ==========    =========

Effect of dilutive securities:
  Weighted average common equivalent shares from
    stock options                                           1,437        -  (1)           1,462        -  (1)

  Weighted average common shares outstanding               39,028       35,239           39,028       31,042
                                                       ----------    ---------       ----------    ---------

  Weighted average common shares and common
    stock equivalents outstanding                          40,465       35,239           40.490       31,042
                                                       ==========    =========       ==========    =========

(1)  Not included in calculation, because of anti-dilutive effect

                                                            Three Months Ended       Year to Date
                                                                 June 30                June 30

                                                             2000       1999       2000       1999
                                                          ---------   --------   --------   --------
Pro forma Income Per Common Share

Net Income before extraordinary item                     $    4,497  $   2,211  $   6,806  $   2,646
  Add:  Reduction from interest expense from
        $31million notes payment, net of tax             $        -  $     275  $       -  $     852
                                                          ---------   --------   --------   --------
Net income available to common shareholders              $    4,497  $   2,486  $   6,806  $   3,428
                                                          =========   ========   ========   ========

Net income per Common Share
  Basic                                                  $     0.12  $    0.06  $    0.17  $    0.09
                                                          ---------   --------   --------   --------
  Diluted                                                $     0.11  $    0.06  $    0.17  $    0.09
                                                          =========   ========   ========   ========

Weighted average number of common shares
     And common share equivalents outstanding
  Basic                                                      39,095     38,146     39,062     38,146
  Diluted                                                    40,465     39,978     40,470     39,949


Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of June 30, 2000 has not materially changed since December 31, 1999. The market risk profile on December 31, 1999 is disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The Company is including the following cautionary statements in this document to make applicable and take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made in this 10-Q report. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statement which are not statement of historical facts, and they may be identified by the use of works such as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", and similar expressions. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis, however, we make no assurance that they will be achieved or accomplished. The fulfillment of our expectations, beliefs and projections is subject to a variety of important factors, including, but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, the availability of closeout merchandise, consumer spending patterns, general economic trends, the availability of new store locations, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and other periodic reports filed with the Securities and Exchange Commission. The foregoing factors may be in addition to other factors discussed in other parts of this 10-Q report.


                          PART II - OTHER INFORMATION


Not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TUESDAY MORNING CORPORATION
                                         (Registrant)



DATE:   August 11, 2000               /s/ Mark E. Jarvis
                                          ---------------
                                          Mark E. Jarvis, Senior Vice President