Form 10-Q
period 2000-09-30
TUESDAY MORNING CORP/DE
filed 2000-11-07
CIK 878726

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000  Commission File Number
                                                   333-46013

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

                              Yes   X     No ________
                                 -------

Common stock outstanding as of October 31, 2000: 39,556,545 shares

                              Cautionary Statement


The Company is including the following cautionary statements in this document to make applicable and take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made in this quarterly report. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statement which are not statements of historical facts, and they may be identified by the use of words such as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", and similar expressions. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis, however, we make no assurance that they will be achieved or accomplished. The fulfillment of our expectations, beliefs and projections is subject to a variety of important factors, including, but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, the availability of closeout merchandise, consumer spending patterns, general economic trends, the availability of new store locations, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and other periodic reports filed with the Securities and Exchange Commission. The foregoing factors may be in addition to other factors discussed in other parts of this quarterly report.

                         PART I - FINANCIAL INFORMATION

                                                                   Page No.
                                                                   --------

Item 1 - Financial Statements

          Consolidated Balance Sheets as of September 30, 2000,
             September 30, 1999 and December 31, 1999                 1

          Consolidated Statements of Operations for the
             Three Months and Nine Months Ended
              September 30, 2000 and 1999                             2

          Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999            3

          Notes to Consolidated Financial Statements                  4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         5

Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk                                                10

                 Tuesday Morning Corporation and Subsidiaries
                         Consolidated Balance Sheets
                     (In thousands, except for share data)

                                                                                Unaudited     Unaudited      Audited
                                                                                Sept. 30,     Sept. 30,      Dec. 31
                                     ASSETS                                       2000          1999           1999
                                                                               -----------   -----------   -----------
Current assets:
   Cash and cash equivalents................................................   $    29,315   $    11,448   $    19,795
   Inventories..............................................................       242,296       194,513       141,534
   Prepaid expenses.........................................................         2,516         2,476         1,913
   Other current assets.....................................................           871           352         1,243
   Deferred income taxes....................................................             -           354             -
                                                                               -----------   -----------   -----------
        Total current assets................................................       274,998       209,143       164,485
                                                                               -----------   -----------   -----------

Property and equipment, at cost.............................................        80,188        70,199        71,924
   Less accumulated depreciation & amortization.............................       (42,407)      (37,677)      (38,838)
                                                                               -----------   -----------   -----------

        Net property and equipment..........................................        37,781        32,522        33,086
                                                                               -----------   -----------   -----------

Other assets, at cost:
   Deferred financing costs.................................................         6,037         6,143         5,818
   Other assets.............................................................           372           319           327
                                                                               -----------   -----------   -----------

        Total Assets........................................................   $   319,188   $   248,127   $   203,716
                                                                               ===========   ===========   ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Installments of mortgages................................................   $     1,617   $     1,671   $     1,671
   Revolving credit facility................................................        74,070        55,850             -
   Installments of notes payable............................................        15,966         5,405        11,838
   Accounts payable.........................................................        44,401        38,534        39,491
   Accrued liabilities:
     Sales Tax..............................................................         2,856         2,039         3,291
     Interest...............................................................         4,149         2,999           815
     Other..................................................................        10,639         9,039         8,160
   Deferred income taxes....................................................           546             -           547
   Income taxes payable.....................................................           769         2,193         9,168
                                                                               -----------   -----------   -----------

        Total current liabilities...........................................       155,013       117,730        74,981
                                                                               -----------   -----------   -----------

Mortgages on land, buildings and equipment..................................         5,803         7,474         7,056
Notes payable, excluding current portion....................................       165,492       162,522       155,227
Revolving credit facility, excluding current portion........................        15,000        15,000             -
Deferred income taxes.......................................................         2,400         2,211         2,400
                                                                               -----------   -----------   -----------

        Total Liabilities...................................................       343,708       304,937       239,664
                                                                               -----------   -----------   -----------

Shareholders' equity

   Common stock par value $.01 per share, authorized 100,000,000 shares; issued 39,548,701 shares at September 30, 2000,
   38,810,446 shares at September 30, 1999 and 38,847,326 shares
   at December 31,1999......................................................           395           388           388

   Additional paid-in capital...............................................       171,803       171,947       171,789
   Retained deficit.........................................................      (196,718)     (229,145)     (208,125)
                                                                               -----------   -----------   -----------

          Total Shareholders' Equity........................................       (24,520)      (56,810)      (35,948)
                                                                               -----------   -----------   -----------

Total Liabilities and Shareholders' Equity..................................   $   319,188   $   248,127   $   203,716
                                                                               ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                 UnauditedIn thousands, except per share data

                                                            Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                           -----------------------------  ----------------------------
                                                               2000             1999           2000             1999
                                                           ------------      ----------   ------------      ----------
Net sales.............................................       $  141,352       $ 113,493      $ 364,407       $ 292,935
Cost of sales.........................................           93,168          72,141        236,182         187,631
                                                           ------------      ----------   ------------      ----------
        Gross profit..................................           48,184          41,352        128,225         105,304

Selling, general and administrative expenses..........           33,962          28,609         93,108          78,144
                                                           ------------      ----------   ------------      ----------

        Operating income..............................           14,222          12,743         35,117          27,160

Other income (expense):
   Interest income....................................               19              11             51             315
   Interest expense...................................           (6,886)         (5,479)       (17,090)        (16,345)
   Other income.......................................               66             132            321             511
                                                           ------------      ----------   ------------      ----------
                                                                 (6,801)         (5,336)       (16,718)        (15,519)
                                                           ------------      ----------   ------------      ----------
        Net earnings before income taxes and
        extraordinary item............................            7,421           7,407         18,399          11,641

Income tax expense....................................            2,820           2,815          6,992           4,402
                                                           ------------      ----------   ------------      ----------

        Net earnings before extraordinary item........            4,601           4,592         11,407           7,239
                                                           ------------      ----------   ------------      ----------

Extraordinary item related to debt extinguishment
(net of tax)..........................................                -               -              -          (3,048)
                                                           ------------      ----------   ------------      ----------
        Net earnings..................................      $     4,601       $   4,592       $ 11,407       $   4,191
                                                           ============      ==========   ============      ==========
Earnings Per Share
------------------

Net earnings before extraordinary item................      $     4,601       $   4,592       $ 11,407       $   7,239
        Dividends on and accretion of
        preferred stocks..............................                -               -              -          (3,748)
        Premium on redemption of senior preferred
        stock.........................................                -               -              -          (4,395)
                                                           ------------      ----------   ------------      ----------
Earnings (loss) available to common shareholders......            4,601           4,592         11,407            (904)
        Extraordinary item related to debt
        extinguishment (net of tax)...................                -               -              -          (3,048)
                                                           ------------      ----------   ------------      ----------
Net earnings (loss) available to common shareholders..      $     4,601       $   4,592       $ 11,407       $  (3,952)
                                                           ============      ==========   ============      ==========

Net earnings (loss) per Common Share - Basic
        Earnings (loss) available to common
        shareholders..................................      $      0.12       $    0.12       $   0.29       $   (0.03)
        Extraordinary item related to debt
        extinguishment (net of tax)...................                -               -              -           (0.09)
                                                           ------------      ----------   ------------      ----------
Net earnings (loss) available to common shareholders..      $      0.12       $    0.12        $  0.29       $   (0.12)
                                                           ============      ==========   ============      ==========

Net earnings (loss) per Common Share - Diluted
        Earnings (loss) available to common
        shareholders..................................      $      0.11       $    0.11        $  0.28       $   (0.03)
        Extraordinary item related to debt
        extinguishment (net of tax)...................                -               -              -           (0.09)
                                                           ------------      ----------   ------------      ----------
Net earnings (loss) available to common shareholders..      $      0.11       $    0.11        $  0.28       $   (0.12)
                                                           ============      ==========   ============      ==========
Weighted average number of common shares and common
share equivalents outstanding:
   Basic..............................................           39,425          38,805         39,183          33,658
   Diluted............................................           40,546          40,641         40,667          33,658

          See accompanying notes to consolidated financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                            Unaudited In Thousands

                                                             Nine Months Ended
                                                                September 30,
                                                            -------------------
                                                              2000      1999
                                                            --------  ---------
Net cash flows from operating activities:
    Net earnings                                            $ 11,407  $   4,191

    Depreciation and amortization                              3,569      3,833
    Amortization of financing fees                             1,022      1,031
    Extraordinary item                                             -      3,048
    (Gain) Loss on disposal of fixed assets                       (3)        13

    Change in operating assets and liabilities:
     Inventories                                            (100,762)   (97,770)
     Prepaid expenses                                           (603)    (1,362)
     Other current assets                                        372        114
     Other assets                                                (45)       152
     Accounts payable                                          4,910     15,453
     Accrued liabilities and deferred taxes                    5,377      2,131
     Income taxes payable                                     (8,399)    (5,010)
                                                            --------  ---------

      Total adjustments                                      (94,562)   (78,367)
                                                            --------  ---------

   Net cash used in operating activities                     (83,155)   (74,176)
                                                            --------  ---------

Net cash flows from investing activities:
   Repayments of loans from officers                               -      3,345
   Proceeds from sale of assets                                    8         32
   Capital expenditures                                       (8,269)   (12,308)
                                                            --------  ---------

   Net cash used in investing activities                      (8,261)    (8,931)
                                                            --------  ---------

Net cash flows from financing activities:
   Proceeds from revolving credit facility                    89,070     70,850
   Debt Financing Costs                                       (1,241)         -
   Proceed/(payment) of debt and mortgages                    13,086     (3,465)
   Mortgage on warehouse                                           -      6,500
   Partial redemption of Senior Subordinated Note                  -    (34,410)
   Principal payments under capital lease obligation               -       (161)
   Proceeds from exercise of common stock options/stock
      purchase plan                                               21         56
   Redemption of Junior Preferred Stocks                           -     (7,382)
   Redemption of Senior Exchangeable Redeemable Preferred
      Stock                                                        -    (33,855)
   Net proceeds from IPO                                           -     76,140
                                                            --------  ---------

   Net cash provided by financing activities                 100,936     74,273
                                                            --------  ---------

Net change in cash and cash equivalents                        9,520     (8,834)

Cash and cash equivalents at beginning of period              19,795     20,282
                                                            --------  ---------

Cash and cash equivalents at end of period                  $ 29,315  $  11,448
                                                            ========  =========

         See accompanying notes to consolidated financial statements.

Supplemental cash flow information:

Our Senior Credit Facility and the Senior Subordinated Notes both limit the Company's ability to pay cash dividends, accordingly dividends have not been paid in cash. This statement does not reflect the accrual in 1999 of $1,907 for dividends on the Junior Preferred Stock or the accrual of $951 of additional Senior Preferred Stock in 1999 as a dividend to the holders of the Senior Preferred Stock.

Non-cash items:
Conversion of : Jr. perpetual preferred stock                      -        553
                Jr. redeemable preferred stock                     -     89,903

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

3. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the credit agreement. The credit agreement is discussed in more detail in Liquidity and Capital Resources on page 6.

4. Certain prior year amounts have been reclassified to conform to the current period presentation.

5. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." This pronouncement is effective for fiscal years beginning after June 15, 2000. The Company has limited involvement with derivative financial instruments and only uses them to manage well-defined foreign exchange risks. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on inventory purchases. The amount of foreign exchange contracts outstanding at September 30, 2000 or in place during fiscal 2000 was immaterial to its financial position. The Company's year ends December 31, 2000 and it will begin accounting for SFAS No. 133 after that date.

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

                                                 Quarter Ended Sept. 30        Year to Date Sept. 30
                                                ------------------------      -----------------------
                                                    2000          1999           2000          1999
                                                    ----          ----           ----          ----
Net sales                                          100.0%        100.0%         100.0%        100.0%
Cost of sales                                       65.9          63.6           64.8          64.0
                                                   -----         -----          -----         -----
Gross profit                                        34.1          36.4           35.2          36.0
Selling, general and administrative expense         24.0          25.2           25.6          26.7
                                                   -----         -----          -----         -----
Operating income                                    10.1          11.2            9.6           9.3
Net interest expense and other income               <4.8>         <4.7>          <4.6>         <5.3>
                                                   -----         -----          -----         -----
Earnings before income taxes and
   extraordinary item                                5.3           6.5            5.0           4.0
Net earnings before extraordinary item               3.3           4.1            3.1           2.5

Net earnings                                         3.3%          4.1%           3.1%          1.4%


Three Months Ended September 30, 2000
Compared to the Three Months Ended September 30, 1999

During the third quarter of 2000, net sales increased 24.5% compared to the same quarter of 1999. Same store sales increased 5.5% for the fourth and fifth sales events, which began August 1 and ended September 16. The increase in third quarter sales is due to comparable store sales increases of $5.3 million and $10.6 million of new store sales and $12.0 million of sales for non-comparative sales days. Average store sales for the fourth and fifth sales events in the third quarter increased from $261,000 to $270,000 compared to the prior year. The increase in comparable sales was comprised of a 3.0% increase in the number of transactions and a 2.4% increase in the average transaction amount. A primary factor in our comparable store sales growth included our buying organization's experience in providing value to customers. Our unique niche as the nation's only high-end closeout retailer of home furnishings and gifts and the strong economy also contributed.

Gross profit increased $6.8 million from $41.4 million for last year's third quarter to $48.2 million, primarily as a result of the increased sales mentioned above. Our gross profit percentage decreased 2.3% compared with last year due to a shift in the timing of markdowns to the third quarter and the expensing of increased distribution costs related to the goods sold.

Selling, general, and administrative expenses increased $5.4 million compared to the third quarter of 1999 due primarily to the addition of new stores, variable store level expenses, and inflationary increases. These expenses, as a percentage of sales, decreased to 24.0% from 25.2% for the prior year due to the leverage resulting from increased sales.

The income tax provision for both of the three-month periods ended September 30, 2000 and 1999 was $2.8 million, reflecting an effective tax rate of 38%.

Interest expense increased due to higher interest rates and increase in borrowing resulting from early receipt of inventory and increased distribution expenses.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $13.9 million to $15.5 million due to the sales growth factors mentioned above.

Nine Months Ended September 30, 2000
Compared to the Nine Months Ended September 30, 1999

During the first nine months of 2000, net sales increased 24.4% from the prior year due primarily to comparable store sales increases of $29.6 million and $29.9 million of sales from new store sales and $12.0 million from non-comparative sales days. Average store sales for the same period increased to $829,000 from $759,000. The increase in comparable sales was comprised of a 7.9% increase in the number of transactions and a 3.3% increase in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $22.9 million over last year's first three quarters from $105.3 million to $128.2 million, primarily as a result of the increased sales mentioned above. The gross profit percentage decreased by 0.8% due to the timing of markdowns with the fourth quarter and increased buying and distribution costs.

Selling, general, and administrative expense increased $15.0 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales decreased to 25.6% from 26.7% for the prior year due to the leverage resulting from comparable store sales increases.

The income tax provision for the nine-month periods ended September 30, 2000 and 1999 was $7.0 million and $4.4 million, respectively, reflecting an effective tax rate of 38.0% and 37.8%, respectively.

Interest expense increased due to increased interest rates and increased borrowing resulting from early receipt of inventory and increased distribution expenses.

EBITDA increased from $31.9 million to $39.1 million due to the sales growth factors mentioned above.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facilities. In July 2000, the Term A Loan of the Senior Credit Facility was increased $25.0 million.
These additional funds were used to help finance our operations, as further discussed below.

Net cash used in operating activities for the nine months ended September 2000 and 1999, was $83.2 million and $74.2 million, respectively. The major component of these amounts was the seasonal buildup of inventory. Cash and cash equivalents as of September 30, 2000 and 1999 were $29.3 million and $11.4 million, respectively.

Capital expenditures principally associated with new store openings and warehouse equipment were $8.3 million and $12.3 million for the nine months ending September 2000 and 1999, respectively. In June of 1999, we purchased a warehouse that we had been leasing for $6.5 million. This acquisition was financed through a ten-year mortgage with a floating interest rate, currently at 8.47% per annum. We expect to spend approximately $1.5 million for capital expenditures for the remainder of 2000.

As part of the recapitalization, discussed in detail in the December 31, 1999 financial statements, the Company entered into the Senior Credit Facility, which was originally comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility may be increased by $25.0 million to accommodate future growth and for certain other purposes. The Term Loan A loans and the Revolving Credit Facility loans mature in five years, and the Term Loan B loans mature in seven years.
For 30 consecutive days during each twelve-month period, beginning April 1999, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million. On July 5, 2000, the Company amended and restated its Senior Credit Facility by increasing the Term A loan commitments by $25.0 million and the availability under the Revolving Credit Facility by $35.0 million (from $90.0 million to $125.0 million.) The remaining terms of the indebtedness did not change, however, new financial covenants were established and interest rates were adjusted to reflect current market rates. At September 30, 2000, the Company had $112.5 million outstanding under the Term Loans and $89.3 million outstanding under the Revolving Credit Facility, with $35.7 million of remaining availability thereunder.

The Senior Subordinated Notes ("Notes") bear interest at 11.0% and are due on December 15, 2007. The Notes are subordinated to any amounts outstanding under the Senior Credit Facility. Interest is payable on June 15 and December 15 of each year.

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

The instruments governing the Company's indebtedness, the Senior Credit Facility and the Indenture for the Notes contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with our highly leveraged nature could limit corporate and operating activities, including our ability to invest in opening new stores.

Inventory

The Company's inventory increased from $141.5 million at year-end to $242.3 million at September 30, 2000, for an increase of $100.8 million from December 31, 1999.

As reflected in the chart, the increase in warehouse inventory is due to the seasonal nature of our business in which inventory levels increase from the beginning of the year to September 30, 2000. Higher levels of inventory are also necessary to support our level of growth. In addition, inventories continue to arrive early to allow adequate time for processing and shipment to our stores..


                      Total Inventory Levels by Location
                                 ($ millions)

             9/30/00    9/30/99      9/30/98            12/31/99     12/31/98
            --------   --------     --------           ---------    ---------
Stores      $  117.8   $  105.4     $  108.6           $    72.8    $    58.8
Warehouse      124.5       89.1         60.2                68.7         37.9
            --------   --------     --------           ---------    ---------
   Total    $  242.3   $  194.5     $  168.8           $   141.5    $    96.7
            ========   ========     ========           =========    =========

                    Per Store Inventory Levels by Location
                                 ($ thousands)

             9/30/00    9/30/99      9/30/98            12/31/99     12/31/98
            --------   --------     --------           ---------    ---------
Stores      $    284   $    287     $    326           $     191    $     169
Warehouse        300        242          181                 180          109
            --------   --------     --------           ---------    ---------
   Total    $    584   $    529     $    507           $     371    $     278
            ========   ========     ========           =========    =========


                            Store Openings/Closings

                                 Nine Months     Nine Months
                                   Ending          Ending           FYE
                                 9/30/ 2000       9/30/1999      12/31/1999
                                 ----------       ---------      ----------

Stores Open at
Beginning of Period                     382             347             347
Stores Opened                            38              30              44
Stores Closed                            (5)             (9)             (9)
                                 ----------       ---------      ----------
Stores Open at End
of Period                               415             368             382
                                 ==========       =========      ==========

                 Tuesday Morning Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


                                                      Three Months Ended Sept. 30  Nine Months Ended Sept. 30
                                                      ---------------------------  --------------------------
                                                           2000           1999        2000           1999
                                                        ----------     ---------    ---------      ---------
Earnings Per Common Share

Net earnings                                            $    4,601     $   4,592    $  11,407      $   4,191
  Add:  Extraordinary item related to debt
         extinguishment (net of tax)                             -             -            -          3,048
                                                        ----------     ---------    ---------      ---------
Net earnings before extraordinary item                  $    4,601     $   4,592    $  11,407      $   7,239

  Less:
     Junior preferred dividends                         $        -     $       -    $       -      $  (2,469)
     Senior preferred dividends                                  -             -            -         (1,269)
     Senior preferred accretion                                  -             -            -            (10)
     Premium on redemption of senior
         preferred stock                                         -             -            -         (4,395)
                                                        ----------     ---------    ---------      ---------
Earnings (loss) available to common shareholders        $    4,601     $   4,592    $  11,407      $    (904)
  Extraordinary item related to debt
  extinguishment (net of tax)                                    -             -            -         (3,048)
                                                        ----------     ---------    ---------      ---------
Net earnings (loss) available to common
shareholders                                            $    4,601     $   4,592    $  11,407      $  (3,952)
                                                        ==========     =========    =========      =========

Net earnings (loss) per Common Share - Basic
 Earnings (loss) available to common shareholders       $     0.12     $    0.12    $    0.29      $   (0.03)
 Extraordinary item related to debt
 extinguishment  (net of tax)                                    -             -            -          (0.09)
                                                        ----------     ---------    ---------      ---------
 Net earnings (loss) available to common
 shareholders                                           $     0.12     $    0.12    $    0.29      $   (0.12)
                                                        ==========     =========    =========      =========

Net earnings (loss) per Common Share - Diluted
 Earnings (loss) available to common shareholders       $     0.11  $       0.11    $    0.28      $   (0.03)
 Extraordinary item related to debt
 extinguishment (net of tax)                                     -             -            -          (0.09)
                                                        ----------     ---------    ---------      ---------
 Net earnings (loss) available to common
 shareholders                                           $     0.11     $    0.11    $    0.28      $    (012)
                                                        ==========     =========    =========      =========

Effect of dilutive securities:
 Weighted average common equivalent shares
 from stock options                                          1,121         1,836        1,484          1,816 (1)

 Weighted average common shares outstanding                 39,425        38,805       39,183         33,658
                                                        ----------     ---------    ---------      ---------
 Weighted average common shares and common
 stock equivalents outstanding                              40,546        40,641       40,667         33,658
                                                        ==========     =========    =========      =========

(1)  Not included in calculation, because of anti-dilutive effect

                                                          Three Months Ended       Nine Months Ended
                                                               Sept. 30                Sept. 30
                                                            2000        1999          2000        1999
                                                         ----------   --------     ---------    --------
Pro forma Earnings Per Common Share

Net earnings before extraordinary item                   $    4,601   $  4,592     $  11,407    $  7,239
  Add:  Reduction from interest expense from
        $31million notes payment, net of tax             $        -   $      -     $       -    $    852
                                                         ----------   --------     ---------    --------
Net earnings available to common shareholders            $    4,601   $  4,592     $  11,407    $  8,091
                                                         ==========   ========     =========    ========
Net earnings per Common Share
  Basic                                                  $     0.12   $   0.12     $    0.29    $   0.21
                                                         ----------   --------     ---------    --------
  Diluted                                                $     0.11   $   0.11     $    0.28    $   0.20
                                                         ==========   ========     =========    ========
Weighted average number of common shares
     And common share equivalents outstanding
  Basic                                                      39,425     38,155        39,183      38,146
  Diluted                                                    40,546     39,991        40,667      39,962


Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of September 30, 2000 has not materially changed since December 31, 1999. The market risk profile on December 31, 1999 is disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999.



                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits
              (i)  First Amended and Restated Credit Agreement,
              (ii) Employment Contract Between Tuesday Morning
                     Corporation and Kathleen Mason

         (b)  Reports on Form 8-K:    None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TUESDAY MORNING CORPORATION
                                       (Registrant)



DATE: November 7, 2000             /s/ Mark E. Jarvis
                                       --------------
                                       Mark E. Jarvis, Executive Vice President