Form 10-K405
period 2000-12-31
TUESDAY MORNING CORP/DE
filed 2001-03-30
CIK 878726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                --------------
                                   Form 10-K

 X   Annual Report pursuant to Section 13 or 15 (d) of the Securities
---  Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000.
                              or
     Transition report pursuant to section 13 or 15 (d) of the Securities Act --- of 1934 for the transition period from ____________ to _______________.

Commission File Number 0-19658

                                --------------
                          Tuesday Morning Corporation
             (Exact name of registrant as specified in its charter)
                                --------------

                   Delaware                        75-2398532
         (State of Incorporation)   (IRS Employer Identification Number)

                               14621 Inwood Road
                             Addison, Texas 75001
                                (972) 387-3562
 (Address, zip code and telephone number, including area code, of registrant's principal executive offices)
                                --------------

      Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days .        Yes    X    No

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K.     X

     At February 28, 2001, there were 39,586,246 outstanding shares of the registrant's Common Stock. At March 22, 2001, the total aggregate market value of the 11,117,009 shares of voting stock held by non-affiliates of the registrant was $94,494,577, based upon a closing bid of the registrant's Common Stock as reported by The Nasdaq Stock Market on that date of $8.50 per share. The term affiliates is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant.

                     Documents Incorporated By Reference:
     Portions of the Registrant's 2000 Annual Report to Shareholders - Parts II and IV.
     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001 - Part III


                           Forward Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risk, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase merchandise at attractive prices; (iii) changes in consumer demand and preferences; (iv) possible declines in comparable store sales; and (v) the seasonality of our business.

     Readers are referred to the caption "Risk Factors" appearing at the end of
Item I of this report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.


                                    PART 1

Item 1.   BUSINESS

General
-------

     We are the leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 441 stores in 41 states. We operate our stores during periodic "sales events," each of which lasts from three to eight weeks, while closing them for the remaining weeks of the year. We specialize in first quality, brand name merchandise such as Ralph Lauren bed linens, Waterman pens, Limoges hand-decorated boxes, Steinbach collectible nutcrackers, Steiff stuffed animals, Royal Dalton china and giftware, Farberware cookware, Martex bath towels, Samsonite luggage, Spode china, Madame Alexander dolls and many others. We do not sell seconds, irregulars or factory rejects. We purchase our merchandise at closeout and sell it at prices that are 50% to 80% below those generally charged by department and specialty stores. While we offer our customers consistent merchandise categories, each sales event features new products within these categories, creating a "treasure hunt" atmosphere in our stores. We believe that our event-based selling strategy, combined with high quality, reasonably priced merchandise, attracts upscale customers with strong loyalty to us.

Business Strategy
-----------------

     In 2000, Tuesday Morning recorded sales of $586.9 million and operating income of $62.8 million, representing compounded annual growth of 23.0% and 32.5% respectively, since 1996. Our sales growth has been driven by new store openings as well as annual increases in comparable store sales of 8.8%, 13.3% and 12.1% in 2000, 1999 and 1998, respectively. Tuesday Morning's success is based on the following strengths:

     Unique Event-Based Format. We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the effect of multiple "grand openings" each year. Products are available in limited quantities. We believe that the closing and reopening of our stores and the limited availability of products heightens customers' expectations of finding new, undiscovered merchandise and intensifies their sense of urgency to buy our products during the first few days of a sales event. As a result, we typically realize approximately 40% of an event's total sales in the first five days of the event.

     Strong Vendor Relationships. We employ a talented and experienced buying team, which has grown from ten buyers in 1993 to 29 buyers in 2000, with an average of nearly 22 years of retail experience. Our buyers and our reputation as a preferred, reliable purchaser have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.
     In many cases, we are the retailer of choice to liquidate inventory due to our ability to rapidly sell large quantities of merchandise without disrupting the manufacturers' traditional distribution channels and our ability to make purchasing decisions quickly.

     Loyal Upscale Customer Base. We have developed and currently maintain a proprietary mailing list of over 6,300,000 preferred customers who have visited our stores and requested mailings in advance of our sales events. These direct mailings offer customers the opportunity to purchase merchandise prior to the advertising of a sales event to the general public. The fact that a substantial amount of our sales occur in the first several days of an event is evidence of our customer loyalty and customer awareness of the timing of our sales event. Our customers are primarily women, typically ranging in age from 25 to 54, from households headed by professionals and having a median annual family income of over $60,000.

     Strong Store Level Economics. For stores opened during 2000, first year cash on cash return on investment averaged in excess of 45%. Our stores are destination-oriented and therefore can be located in secondary locations of major suburban markets, such as strip malls and warehouse zones, near our upscale target customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, our real estate costs, averaging approximately $8.89 per square foot, are significantly lower than those of many other retailers. The size of our stores generally ranges from 5,000 to 10,000 square feet and average approximately 7,800 square feet. Of our new stores opened in 2000, on average we spent approximately $80,000 per store for fixture and start-up costs, plus an additional $197,000 in on-hand inventory. Average sales per store and store level operating income in 2000 were $1,416,000 and $165,000, respectively. Store level operating income excludes allocation of corporate overhead but includes warehouse distribution and advertising expenses. Although the dynamics of our store model may change to accommodate different market environments, the overall return on investment level has proven consistent in various economic regions, including our stores located in the relatively expensive real estate markets of California and the northeastern U.S.

     Integrated Management Information Systems and Inventory Controls. Our systems enable us to maintain SKU level inventory control from the time merchandise is ordered until it is sold. We are therefore able to manage in excess of 144,000 SKUs from approximately 1,200 vendors in order to make timely and accurate purchasing, distribution and merchandising decisions. We have integrated our proprietary merchandising and inventory control systems, point of sale systems and distribution management system, providing our buyers with a significant degree of control over inventory levels, distribution and sales performance.

Growth Strategy
---------------

     Our objective is to continue to expand our leadership position in the industry and to enhance our productivity and operating performance by implementing the following growth strategies:

     Continue New Store Openings. We have identified as potential locations for future stores approximately 450 additional sites near our targeted customers. We added 49 stores to our store base in 2000 after adding 35 stores in 1999 and plan to increase our store base, in both new and existing markets, by at least 35 stores in both 2001 and 2002.

     Enhance Sales productivity. We have achieved comparable store sales growth of 8.8%, 13.3% and 12.1% in 2000, 1999 and 1998, respectively. Tuesday
     Morning continues to refine its merchandise mix and improve the quality of its product offerings, resulting in an increase in the number of customer transactions and the average transaction value per customer.

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

     Leverage Technology and Workforce. We believe that our continuing development in information systems and inventory control technology and maintaining a staff of experienced, specialized buyers will bolster future growth in the breadth of our product offerings and will provide the support necessary for new store openings for the foreseeable future. We have been able to leverage our investments in infrastructure over a higher sales base. Our selling, general and administrative expenses have declined as a percentage of net sales from 30.0% in 1995 to 22.8% in 2000, primarily as a result of this leverage.

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

Merchandise

     Tuesday Morning sells upscale home furnishings, gifts and related items. We do not sell seconds, irregulars or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in first quality, brand name merchandise such as Ralph Lauren bed linens, Waterman Pens, Limoges hand-decorated boxes, Steinbach collectible nutcrackers, Steiff stuffed animals, Royal Dalton china and giftware, Farberware cookware, Martex bath towels, Samsonite luggage, Spode china, Madame Alexander dolls and many others. We maintain in excess of 144,000 SKUs from approximately 1,200 vendors.

     Tuesday Morning differs from discount retailers in that it does not stock continuing lines of merchandise. We offer a continuity of merchandise categories with ever changing individual product offerings, thus providing our customers a higher proportion of new merchandise than general merchandisers.

     Since its inception, Tuesday Morning has not experienced any significant difficulty in obtaining high quality closeout merchandise in adequate volumes and at suitable prices. For the year ended December 31, 2000, Tuesday Morning's top ten vendors accounted for approximately 18.9% of total purchases, with no one vendor accounting for more than 4.5%.

Pricing

     Tuesday Morning's pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all Tuesday Morning stores. Once a price is determined for a particular item, labels displaying Tuesday Morning's three-tiered pricing strategy are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and the Tuesday Morning closeout price. Tuesday Morning's management and buyers verify retail prices by reviewing prices published in advertisements, catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems help us control product pricing, and the availability of daily sales and inventory information enables us to markdown unsold merchandise on a timely and systematic basis thereby more effectively managing inventory levels.

Advertising

     Tuesday Morning plans and implements an advertising program for each sales event. Prior to each sales event, Tuesday Morning initiates a direct mailing to its 6,300,000 preferred customers. These direct mailings offer customers the opportunity to purchase merchandise prior to the advertising of a sales event to the general public. After the first two days of each sales event, Tuesday Morning commences an advertising campaign in local newspapers in each of its markets, emphasizing the significant price reductions available to customers and the high quality of the merchandise offered. During a sales event, we also use in-store promotion banners.

Store Operations

     As of March 15, 2001, Tuesday Morning operated 441 stores in 41 states. Tuesday Morning does not keep its stores open throughout the year, but instead opens them periodically throughout the year to conduct approximately three to eight week sales events during the retailing industry's peak selling seasons. These events occur during the months of February to June and August to December. To encourage new and repeat shopping visits for each sales event, Tuesday Morning has increased the frequency of merchandise shipments during a sales event. During each shipment, new items are delivered, stocked and promoted in every Tuesday Morning store. Tuesday Morning stores are closed to the public between sales events, and are used in these periods only to carry-over inventory and to restock new merchandise for the next sales event.

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

Site Selection

     We added 49 stores to our store base in 2000 and plan to increase our store base by at least 35 stores in both 2001 and 2002. New stores will be located in both new and existing markets. We expect the new stores to be similar in size, appearance and operation to existing stores. Through our opportunistic real estate strategies, we have identified as potential locations for future stores approximately 450 additional sites near our targeted customers.

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

Warehousing and Distribution

     An important aspect of Tuesday Morning's success involves its ability to warehouse and distribute merchandise quickly and efficiently. Virtually all merchandise is received by Tuesday Morning at its central warehouse and distribution facilities in the Dallas, Texas metropolitan area, where it is inspected, counted, priced, ticketed and designated for individual stores. Tuesday Morning warehouses merchandise until shortly before each sale, at which time merchandise is distributed to individual Tuesday Morning stores, where it usually remains until sold. We generally carry similar merchandise in each of our stores. The amount of inventory carried by any single store varies depending upon the size and projected sales for that store. Consistent with our sales event strategy, we do not maintain replenishment inventory in our warehouse and distribution facilities. Restocking of new merchandise occurs only in successive sales events or in scheduled merchandise shipments during a sales event, but does not occur in response to sales activity within individual stores.

     Tuesday Morning has an automated warehouse processing system which includes high-speed bar code scanners and radio frequency terminals installed in its forklifts which facilitate efficient sorting and loading of high merchandise volumes for immediate store delivery. With this technology, we can instantly locate a piece of merchandise within our 1,310,000 square feet of warehousing space. Tuesday Morning also utilizes third party Regional Distribution Centers in California, Florida, Texas, Maryland and New Jersey for forward staging of processed merchandise in order to reduce restocking lead times as well as to reduce the size of stock rooms in the areas where real estate costs are expensive and store sizes are relatively small. See "Management Information Systems."

     Tuesday Morning utilizes a leased fleet of tractors/trailers and uses common and contract carriers to distribute merchandise to stores.

Management Information Systems

     We maintain a corporate local area network computer system, which integrates purchase orders, imports, transportation, distribution, point of sale and financial systems. We continually refine and update these systems. No significant expenditures for management information systems are anticipated in the foreseeable future. No significant Y2K issues were encountered and we do not anticipate any in the future.

     Product allocation is suggested by our computer system and approved or over-ridden by the buyer responsible for the merchandise. Bar coded price tickets are attached to individual pieces of merchandise and bar coded carton labels are used for tracking merchandise to the stores. Daily sales information at the SKU level is collected at more than 1,800 IBM computer-based registers, which are polled each evening to update the corporate systems. Sales information, inventory information, open to buy, and warehouse production information is distributed daily to all levels of management. Other reports are distributed to the individuals or groups that have responsibility for specific segments of the business. These reports are, however, available to anyone in management.

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

Employees

     At December 31, 2000, the Company employed 1,559 persons on a full-time basis and 4,781 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Risk Factors
------------

     The value of our business and an investment in our common stock is subject to the significant risks inherent in our business. Investors should consider carefully the risks and uncertainties described below and the other information in this Form 10-K. If any of the events described below actually occur, our business, financial condition or operating results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

     This report contains forward-looking statements regarding Tuesday Morning's performance, strategy, plans, objectives, expectations, beliefs and intentions. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially. See "Forward-Looking Statements" on page 2 of this report. The following is a discussion of some of the factors and risks that could contribute to those differences.

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

     Our Success Depends on Purchasing Merchandise at Attractive Prices.  The
     -------------------------------------------------------------------
     success of our business depends upon our ability to identify, locate, select and purchase high quality merchandise at attractive prices. We have no long-term contracts to purchase our merchandise. In addition, we have to compete with other closeout merchandisers and wholesalers for our merchandise.

     Our Operations May Be Adversely Affected by a Change in Consumer Demand and
     ---------------------------------------------------------------------------
     Preferences.  Our success depends on our ability to anticipate and respond
     ------------
     in a timely manner to changes in consumer demand and preferences for upscale home furnishing, gifts and related items. Consumer spending patterns, particularly discretionary spending for our products, are affected by, among other things, prevailing or perceived economic conditions affecting disposable consumer income such as:

          .    employment;

          .    wages and salaries;

          .    business conditions;

          .    interest rates;

          .    availability of credit; and

          .    taxation.

     A significant decline from the projected demand for our products would adversely affect us either from lost sales or lower margins due to the need to markdown excess inventory. Any sustained failure by us to identify and respond to changes in consumer demand and preferences would adversely affect us.

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

     Management Information Systems Are Critical to Our Operations.  The
     -------------------------------------------------------------
     information from our management information systems allows us to manage the flow of our inventory on a real-time basis in order to make timely and accurate purchasing, distribution and merchandising decisions. No significant expenditures for management information systems are anticipated in the foreseeable future. Our management information systems are critical to our operations and any failure or disruption in these systems could jeopardize our ability to manage our existing operations and planned future growth and could adversely affect our profitability.

     Our Business is Highly Seasonal.  Our business is highly seasonal, with a
     -------------------------------
     significant portion of our net sales and most of our operating income generated during the fourth quarter, which includes the Christmas selling season. Net sales in the fourth quarter accounted for approximately 40% of annual net sales in each of 2000, 1999 and 1998, and operating income, excluding recapitalization fees and expenses, for the fourth quarters of 2000, 1999 and 1998 accounted for approximately 44.1%, 58.6% and 64.8%, respectively, of annual operating income for such years. Because a significant percentage of our net sales and net income results from operations in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year will adversely affect our annual results of operations. Our quarterly results of operations also may fluctuate significantly based on factors such as:

          .    the timing of new store openings;

          .    the amount of net sales contributed by new and existing stores;

          .    the timing of certain holidays;

          .    changes in our merchandise;

          . general economic, industry and weather conditions that affect consumer spending; and

          .    actions of competitors.

     We Have Substantial Indebtedness and Our Indebtedness Restricts Our
     -------------------------------------------------------------------
     Operations.  As of December 31, 2000, we had total indebtedness of $187.0
     ----------
     million and a shareholders' deficit of $11.2 million. The deficit is a result of a recapitalization in December 1997 when Madison Dearborn Capital Partners, II, L.P., certain members of management and others acquired all the outstanding capital stock of the Company. In addition, we may incur additional debt from time to time to finance working capital and capital expenditures and for other general corporate purposes.

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

     Our Largest Shareholder Controls Our Company.  Madison Dearborn Capital
     --------------------------------------------
     Partners II, L.P. owns a majority of our outstanding shares of voting stock, and accordingly has the power to elect all of our directors and approve any action requiring the approval of our shareholders, including adopting amendments to our Certificate of Incorporation and approving certain mergers or sales of substantially all of our assets. The interests of Madison Dearborn Capital Partners II, L .P. may conflict with the interests of other holders of our common stock.

     Loss of Key Personnel Could Adversely Affect Our Business.  Our future
     ---------------------------------------------------------
     performance will depend, in large part, upon the efforts and abilities of our senior management, particularly Kathleen Mason, our Chief Executive Officer, and our other key employees, including our buyers. The loss of service of these persons could adversely affect our business and development.

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

     We Depend on a Single Distribution Center.  All of our inventory is shipped
     -----------------------------------------
     directly from suppliers to our distribution center in the Dallas, Texas metropolitan area, where the inventory is processed and then distributed to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. In 2000, we expanded our distribution to the stores to include regional distribution centers. This proved to be more expensive than expected and they are being phased out and we are returning to our traditional distribution methods as are discussed above. We believe the receiving and distribution process will return to more historical efficiencies in 2001 and that we will be well positioned to support our expansion plans. We cannot, however, assure you that we have anticipated all of the changing our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores.

Item 2.   Properties

     Tuesday Morning owns one store located adjacent to its corporate offices in the Dallas, Texas metropolitan area. All of our other stores are leased from unaffiliated third parties. We had leases for 430 stores on December 31, 2000 and have opened an additional 10 stores as of March 15, 2001. The leases for the stores open on December 31, 2000 provide for rentals, which ranged from $2.30 to $22.57 per square foot per year, with an average annual rental of $8.89 per square foot. The annual rent per store is generally below $70,000 and store rent, as a percent of net sales, was 4.55% for the year ended December 31, 2000. At December 31, 2000, the remaining maturities of such leases ranged up to approximately ten years, with the average term of a store lease being approximately five years. New store leases typically include "kick clauses," which allow Tuesday Morning to exit the lease without penalty after 18 to 21 months if the store does not achieve sales expectations or another location appears superior. The kick clauses, when combined with our inexpensive and portable store fixtures, provide Tuesday Morning with significant downside protection in opening new stores by allowing it to quickly and cheaply vacate a site that does not meet sales expectations. As a result, we do not operate locations with negative store level operating income.

     Tuesday Morning owns approximately 633,000 square feet of building space in the Dallas, Texas metropolitan area. This space houses our corporate offices, warehouse distribution facilities and one store. In May 1997, Tuesday Morning entered into a five-year lease for 280,000 square feet of warehouse space in the same area. In May 1999, Tuesday Morning leased an additional 282,000 square feet of warehouse space near its corporate headquarters. This lease has a primary term of eight years and three five-year options. In October 2000, Tuesday Morning leased an additional 110,000 square feet of warehouse space near its corporate office. This lease expires May 2002. Our current distribution facilities are supplemented with short-term rentals during peak times each year. As Tuesday Morning continues to grow, additional warehouse space will be required to meet our needs.

Item 3.   Legal Proceedings

     We are not aware of any legal proceedings pending or threatened against us that we expect would have a material adverse effect on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders of Tuesday Morning during the quarter ended December 31, 2000.


                                    PART II

Item 5.   Market Price of Registrant's Common Stock and Related Shareholder
          Matters

     Shares of our common stock have been traded in the over-the-counter market under the Nasdaq symbol TUES. The following table summarizes the highest and lowest reported sale price per share for each fiscal quarter since going public in April 1999, as reported by Nasdaq.


                                2000                       1999
                        --------------------        --------------------
                         High           Low          High           Low
                        ------         -----        ------         -----
First Quarter           18.219         9.625             -             -

Second Quarter          15.125         7.875        26.188         15.00
Third Quarter           13.125         7.063        25.563         18.00
Fourth Quarter           7.938         3.500        26.750         16.00


     The Company had approximately 2,800 beneficial owners of its common stock, as well as 390 which were of record, as of March 26, 2001.

     The Company has not paid cash dividends on its common stock since its inception. The Board of Directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The Company's present bank credit agreement with Fleet National Bank restricts the payment of dividends on its common stock.

Item 6.   Selected Financial Data

     The information required by this Item 6 is incorporated by reference to the disclosure appearing on page 33 of our 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item 7 is incorporated by reference to the disclosure appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" from our 2000 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item 7A is incorporated by reference to the disclosure appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk" from our 2000 Annual Report to Shareholders.

Item 8.   Financial Statements and Supplementary Data

     The information required by this Item 8 is incorporated by reference to the disclosure appearing on pages 12 to 27 of our 2000 Annual Report to Shareholders.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated by reference to the disclosure under the caption "Directors and Executive Officers" in our proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 11.  Executive Compensation

     The information required by this Item 11 is incorporated by reference to the disclosure under the captions "Executive Compensation" and "Report of the Compensation Committee" in our proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated by reference to the disclosure under the caption "Beneficial Ownership of Common Stock" in our proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated by reference to the disclosure under the caption "Certain Relationships and Related Transactions" in our proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1)  Financial Statements.
               Reference is made to the listing on page F-1 of all financial statements filed or incorporated herein by reference as a part of this report.
          (2)  Financial Statement Schedules.
               Reference is made to the list on page F-1 of the financial statement schedules filed or incorporated herein by reference as a part of this report.
          (3)  Exhibits
               Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed or incorporated herein by reference as a part of this report.
     (b)       Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TUESDAY MORNING CORPORATION

Date:  March 30, 2001         By:  /s/  Kathleen Mason
                                 --------------------------------------------
                                   Kathleen Mason
                                   Chief Executive Officer, President
                                   and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.


      Name                                             Title
      ----                                             -----

/s/  Kathleen Mason                     Chief Executive Officer, President, and
------------------------------          Director
  Kathleen Mason                        (Principal executive officer)



/s/  Mark E. Jarvis                     Executive Vice President, Chief
------------------------------          Financial Officer (Principal
  Mark E. Jarvis                        financial and accounting officer)


/s/ Benjamin D. Chereskin               Chairman of the Board
------------------------------
  Benjamin D. Chereskin

/s/  William J. Hunckler, III           Director
------------------------------
  William J. Hunckler, III

/s/  Robin P. Selati                    Director
------------------------------
  Robin P. Selati

                                        Director
------------------------------
  Sally Frame Kasaks

/s/  Henry F. Frigon                    Director
------------------------------
  Henry F. Frigon

                          TUESDAY MORNING CORPORATION
                  Index to Consolidated Financial Statements
                                      and
                         Financial Statement Schedules
                                 (Item 14(a))

     The following is a listing of the consolidated financial statements, which are incorporated herein by reference from the Company's 2000 Annual Report to Shareholders.


                                                                         2000 Annual Report
                                                                          To Shareholders
                                                                              Page(s)
                                                                         ------------------
Report of Independent Public Accountants                                        13
Consolidated Balance Sheets as of
   December 31, 2000 and 1999                                                   14
Consolidated Statements of Operations for the
   years ended December 31, 2000,
   1999 and 1998                                                                15
Consolidated Statements of Shareholders' Equity (Deficit)
   for the years ended December 31, 2000, 1999
   and 1998                                                                     16
Consolidated Statements of Cash Flows for the
   years ended December 31, 2000, 1999 and 1998                                 17
Notes to Consolidated Financial Statements for the
   years ended December 31, 2000, 1999 and 1998                                 18

     No financial statement schedules have been included in this report since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

     With the exception of the consolidated financial statements and the independent accountants' reports thereon listed in the above index, the information referred to in Items 6, 7 and 7A and the financial information referred to in Item 8, all of which is included in the Company's 2000 Annual Report to Shareholders and incorporated by reference into this Form 10-K Annual Report, the 2000 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

                          TUESDAY MORNING CORPORATION
                               Index to Exhibits
                                 (Item 14(a))

Exhibit
Number            Description
------            -----------

2.1 Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Registrant, Tuesday Morning Acquisition Corp. ("Merger Sub") and Madison Dearborn Partners, II, L.P. ("MDP") (1)

2.2 Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Company, Merger Sub and MDP. (1)

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

4.6 First Amended and Restated Credit Agreement, dated as of December 29, 1997 amended and restated as of July 7, 2000, among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Lenders that is a signatory, thereto, BT Alex Brown, as Agent and Fleet National Bank, as Administrative Agent. (3)

10.1 Subscription Agreement, dated as of December 26, 1997, by and between Merger Sub and each of the investors listed on the Schedule of Subscribers attached thereto. (1)

10.2 Subscription Agreement, dated as of December 29, 1997, by and between the Company and Madison Dearborn. (1)

10.3 Consulting and Non-Competition Agreement, dated as of December 29, 1997, by and between the Company and Lloyd L. Ross. (1)

Exhibit
Number                        Description
------                        -----------


10.4      1997 Long-Term Equity Incentive Plan of the Company. (1)

10.5 Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn and the executives listed on Schedule 1 attached thereto. (1)

10.6      1999 Employee Stock Purchase Plan. (2)

10.7 Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason. (3)

13.0      Pages 12 - 35 of the Company's 2000 Annual Report to Shareholders (4)

21.1      Subsidiaries of the Company. (2)

23.1      Consent of Arthur Andersen LLP (4)

(1) Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-4 (File No. 333-46017).

(2) Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-1 (File No. 333-74365).

(3) Filed as an Exhibit to Report on Form 10-Q for the quarter ended, September 30, 2000 and incorporated herein by reference.

(4)  Filed herewith.