Form 10-Q
period 2001-03-31
TUESDAY MORNING CORP/DE
filed 2001-05-09
CIK 878726

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001  Commission File Number 333-46013


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

                              Yes   X     No
                                  ------     ------

Common stock outstanding as of April 30, 2001: 39,662,986 shares

                           Forward Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "intend," "anticipate," "believe," "estimate," "plan" and "expect" and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) the risks associated with growth; (ii) the ability to purchase merchandise at attractive prices; (iii) changes in consumer demand and preferences; (iv) possible declines in comparable store sales; and (v) the seasonality of our business.

  Readers are referred to the caption "Risk Factors" appearing at the end of
Item I of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I - FINANCIAL INFORMATION

                                                               Page No.
                                                               --------
Item 1 - Financial Statements

          Consolidated Balance Sheets as of March 31, 2001,
             March 31, 2000 and December 31, 2000                     1

          Consolidated Statements of Operations for the
             Three Months Ended March 31, 2001
              and 2000                                                2

          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2001 and 2000               3

          Notes to Consolidated Financial Statements                  4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         6

Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk                                                 9


                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     (In thousands, except for share data)


                                                                                        Unaudited        Unaudited       Audited
                                                                                        March 31,        March 31,       Dec. 31,
                                      ASSETS                                              2001             2000            2000
                                                                                      ------------     ------------     -----------
Current assets:
     Cash and cash equivalents......................................................  $      6,176     $      2,099     $    20,886
     Inventories....................................................................       192,968          204,185         174,813
     Prepaid expenses...............................................................         2,696            2,681           2,458
     Other current assets...........................................................         1,406            1,293           1,102
                                                                                      ------------     ------------     -----------
          Total current assets......................................................       203,246          210,258         199,259
                                                                                      ------------     ------------     -----------
Property and equipment, at cost ....................................................        83,510           74,584          81,038
     Less accumulated depreciation..................................................       (45,047)         (39,983)        (43,552)
                                                                                      ------------     ------------     -----------
          Net property and equipment................................................        38,463           34,601          37,486
                                                                                      ------------     ------------     -----------
Other assets, at cost:
     Due from Officers..............................................................           355                -             356
     Deferred financing costs, net of amortization..................................         5,250            5,495           5,691
     Other assets...................................................................           396              357             355
                                                                                      ------------     ------------     -----------
          Total Assets..............................................................  $    247,710     $    250,711     $   243,147
                                                                                      ============     ============     ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Installments of mortgages .....................................................  $      1,671     $      1,671     $     1,671
     Revolving credit facility .....................................................        17,760           35,250               -
     Installments of notes payable .................................................        20,853           13,662          19,148
     Accounts payable...............................................................        25,451           46,274          43,241
     Accrued liabilities:
       Sales Tax....................................................................         2,039              746           4,020
       Interest ....................................................................         3,205            2,703           1,120
       Other........................................................................        10,335            7,082          10,166
     Deferred income taxes .........................................................           666              546             666
     Income taxes payable ..........................................................             -            1,101           5,455
                                                                                      ------------     ------------     -----------
          Total current liabilities.................................................        81,980          109,035          85,487
                                                                                      ------------     ------------     -----------
Mortgages on land, buildings and equipment, excluding current portion...............         4,967            6,638           5,385
Notes payable, excluding current portion............................................       152,894          151,247         160,821
Revolving credit facility, excluding current portion................................        15,000           15,000               -
Deferred income taxes ..............................................................         2,611            2,400           2,611
                                                                                      ------------     ------------     -----------
          Total Liabilities.........................................................       257,452          284,320         254,304
                                                                                      ------------     ------------     -----------
Shareholders' equity
     Common stock par value $.01 per share, authorized 100,000,000 shares; issued
       39,622,154 shares at March 31, 2001, 39,080,735 shares at March 31, 2000,
       and 39,562,547 shares at December 31, 2000...................................           396              391             396
     Accumulated other comprehensive  income........................................          (388)               -             124
     Additional paid-in capital ....................................................       171,903          171,816         171,881
     Retained deficit...............................................................      (181,653)        (205,816)       (183,558)
                                                                                      ------------     ------------     -----------
Total Liabilities and Shareholders' Equity..........................................  $    247,710     $    250,711     $   243,147
                                                                                      ============     ============     ===========



  The accompanying notes are an integral part of these financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)


                                                                                            Quarter Ending
                                                                                               March 31,
                                                                                    -------------------------------
                                                                                         2001               2000
                                                                                    ------------        -----------
Net sales.................................................................          $    109,518        $    90,491
Cost of sales.............................................................                68,361             55,162
                                                                                    ------------        -----------
     Gross profit.........................................................                41,157             35,329

Selling, general and administrative expenses..............................                32,931             26,880
                                                                                    ------------        -----------
     Operating income.....................................................                 8,226              8,449

Other income (expense):
  Interest income.........................................................                    54                 30
  Interest expense........................................................                (5,384)            (4,808)
  Other income (expense)..................................................                   186                 53
                                                                                    ------------        -----------
                                                                                          (5,144)            (4,725)
                                                                                    ------------        -----------
     Earnings before income taxes.........................................                 3,082              3,724

Income tax expense........................................................                 1,177              1,415
                                                                                    ------------        -----------
     Net earnings.........................................................          $      1,905        $     2,309
                                                                                    ============        ===========
Earnings Per Share
Net earnings per Common Share
   Basic..................................................................          $       0.05        $      0.06
                                                                                    ============        ===========
   Diluted................................................................          $       0.05        $      0.06
                                                                                    ============        ===========

Weighted average number of common shares
  and common share equivalents outstanding:
  Basic...................................................................                39,586             39,028
  Diluted.................................................................                40,454             40,618






  The accompanying notes are an integral part of these financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)



                                                                                        Quarter Ending March 31,
                                                                                    -------------------------------
                                                                                         2001               2000
                                                                                    ------------        -----------
Net cash flows from operating activities:
Net earnings..................................................................      $      1,905        $     2,309
Adjustments to reconcile net earnings to net cash
used in operating activities:
     Depreciation and amortization............................................             1,496              1,154
     Amortization of financing fees...........................................               441                323
     Gain on disposal of fixed assets.........................................                (1)                (2)

     Change in operating assets and liabilities:
       Inventories............................................................           (18,151)           (62,651)
       Prepaid expenses.......................................................              (238)              (768)
       Other current assets...................................................              (334)               (50)
       Other assets...........................................................               (41)               (30)
       Accounts payable.......................................................           (17,790)             6,783
       Accrued liabilities....................................................              (213)            (1,736)
       Income taxes payable...................................................            (5,455)            (8,067)
                                                                                    ------------        -----------
          Total adjustments...................................................           (40,286)           (65,044)
                                                                                    ------------        -----------
     Net cash used in operating activities....................................           (38,381)           (62,735)
                                                                                    ------------        -----------
Net cash flows from investing activities:
  Capital expenditures........................................................            (2,471)            (2,667)
                                                                                    ------------        -----------
  Net cash used in investing activities.......................................            (2,471)            (2,667)
                                                                                    ------------        -----------
Net cash flows from financing activities:
  Proceeds from revolving credit facility.....................................            32,760             50,250
  Payment of debt and mortgages...............................................            (6,640)            (2,574)
  Proceeds from exercise of common
     stock options/stock purchase plan........................................                22                 30
                                                                                    ------------        -----------
  Net cash provided by financing activities...................................            26,142             47,706
                                                                                    ------------        -----------
Net decrease in cash and cash equivalents.....................................           (14,710)           (17,696)

Cash and cash equivalents at beginning of period..............................            20,886             19,795
                                                                                    ------------        -----------
Cash and cash equivalents at end of period....................................      $      6,176        $     2,099
                                                                                    ============        ===========
Non cash items:
     Other comprehensive loss.................................................      $       (512)       $         -




  The accompanying notes are an integral part of these financial statements.

                  Tuesday Morning Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)




1. The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K filing for the year ended December 31, 2000.

2. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

3. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the credit agreement. The credit agreement is discussed in more detail in Liquidity and Capital Resources on page 7.

4. Certain prior year amounts have been reclassified to conform to the current period presentation.

5. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS No. 133 was immaterial to the Company's financial statements taken as a whole.

   The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates on merchandise purchases between the order and delivery dates, approximately 2 to 6 months. The derivative instruments are designated as cash flow hedges. All foreign currency contracts are issued by one financial institution rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes.

   The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

   Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive Income. These gains and losses will be reclassified into earnings as the related inventory is sold. The Company currently has $482,000 of losses on foreign currency forward exchange contracts that will be reclassified into inventory offsetting gains on foreign currency forward inventory purchase contracts to be recorded there. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges would be reported in current period earnings. As of March 31, 2001, the Company had $8.2 million in foreign currency contracts outstanding.

6. Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three-month periods ended March 31, 2001 and 2000 are as follows:

                                                                Three Months Ended
                                                                    March 31st

                                                                     2001                     2000
                                                                   ------                   ------
                                                              (amounts in thousands)
Net Earnings                                                       $1,905                   $2,309
Other comprehensive loss:
   Unrealized loss on investment
   securities, net                                                    (30)                       -
   Foreign currency forward contracts (note 5)                       (482)                       -
                                                                   ------                   ------
Total comprehensive income                                         $1,393                   $2,309
                                                                   ======                   ======

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

                                                                            Quarter Ended March 31
                                                                     ------------------------------------
                                                                                 2001               2000
                                                                                -----              -----
Net sales                                                                       100.0%             100.0%
Cost of sales                                                                    62.4               61.0
                                                                                -----              -----
Gross profit                                                                     37.6               39.0
Selling, general and administrative expense                                      30.1               29.7
                                                                                -----              -----
Operating income                                                                  7.5                9.3
Net interest expense and other income                                            (4.7)              (5.2)
                                                                                -----              -----
Earnings before income taxes                                                      2.8                4.1
Income tax expense                                                                1.1                1.6
                                                                                -----              -----

Net earnings                                                                      1.7%               2.5%

Three Months Ended March 31, 2001
Compared to the Three Months Ended March 31, 2000

During the first quarter of 2001, net sales increased 21.0% compared to the same quarter of 2000. Same store sales increased 8.4% for the quarter. The increase in first quarter sales is due to comparable store sales increases of $7.5 million and an additional $11.5 million of new store sales. Average store sales for the first sales event increased from $232,000 to $248,000 compared to the prior year. The increase in comparable sales was comprised of a 7.6% increase in the number of transactions and a 0.7% increase in the average transaction amount. A primary factor in our comparable store sales growth included our buying organization's experience in providing value to customers. Our unique niche as the nation's only high-end closeout retailer of home furnishings and gifts also contributed.

Gross profit increased $5.8 million from $35.3 million for last year's first quarter to $41.2 million for the first three months of this year, primarily as a result of the increased sales mentioned above. Our gross profit percentage decreased 1.4% compared with the first quarter of last year. Our initial markup on product purchased improved by 0.2%, however, this was offset by increased buying and distribution expenses of 1.6%. The increase in buying and distribution expenses last year impacted this year's first quarter as these costs are included in inventory and expensed as the inventory is sold.

Selling, general, and administrative expenses increased $6.0 million compared to the first quarter of 2000 due primarily to the addition of new stores, variable store level expenses, and inflationary increases. These expenses, as a percentage of sales, increased to 30.1% from 29.7% for the prior year period due primarily to an increase in labor, utility and waste costs.

Interest expense increased due to an amendment to the Senior Credit Facility in July 2000, that increased the Term A Loans by $25 million, as discussed in Liquidity and Capital Resources.

The income tax provision for the three-month periods ended March 31, 2001 and 2000 was $1.2 million and $1.4 million, respectively, reflecting an effective tax rate of 38.2% and 38.0% respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $9.7 million to $9.9 million due to the sales growth factors mentioned previously.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facilities. In July 2000, the Term A Loan tranche of the Senior Credit Facility was increased $25.0 million. These additional funds were used to help finance our operations, as further discussed below.

Net cash used in operating activities for the three months ended March 2001 and 2000, was $38.3 million and $62.7 million, respectively, representing a $24.4 million decrease in 2001. Although there is typically a seasonal increase in inventory, the increase in 2001 is $44.5 million less than 2000 as we are re-timing the receipt of merchandise from vendors to more closely match the processing schedule and event start dates. This shift in receiving, which was primarily from purchases made domestically, also impacted payable balances which
decreased $20.8 million.   Cash and cash equivalents as of March 31, 2001 and
2000 were $6.2 million and $2.1 million, respectively.

Capital expenditures principally associated with new store openings and warehouse equipment were $2.5 million and $2.7 million for the three months ending March 2001 and 2000, respectively. We expect to spend approximately $6.2 million for capital expenditures for the remainder of 2001.

As part of the recapitalization, discussed in detail in the Company's Form 10-K filing for the year ended December 31, 2000, the Company entered into the Senior Credit Facility, which was originally comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility could be increased by $25.0 million to accommodate future growth and for certain other purposes. The Term A Loans and the Revolving Credit Facility loans mature in five years, and the Term B Loans mature in seven years. For 30 consecutive days during each twelve-month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million. On July 5, 2000, the Company amended and restated its Senior Credit Facility by increasing the Term A loan commitments by $25.0 million and the availability under the Revolving Credit Facility by $35.0 million (from $90.0 million to $125.0 million.) The remaining terms of the indebtedness did not change, however, new financial covenants were established and interest rates were adjusted to reflect current market rates. At March 31, 2001, the Company had $104.7 million outstanding under the Term Loans and $32.8 million outstanding under the Revolving Credit Facility, with $50.3 million of remaining availability thereunder.

The Senior Subordinated Notes ("Notes") bear interest at 11.0% and are due on December 15, 2007. The Notes are subordinated to any amounts outstanding under the Senior Credit Facility. Interest is payable on June 15 and December 15 of each year.

Upon consummation of the recapitalization, our total debt and interest charges increased significantly. Interest payments on the Notes, under the Senior Credit Facility and on the Exchange Debentures, represent significant liquidity requirements. The Notes require semi-annual interest payments, and principle payments and interest on the loans under the Senior Credit Facility are due quarterly. We anticipate that cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund our working capital needs, planned capital expenditures, and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility).

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

Inventory

The Company's inventory decreased from $204.2 million at March 31, 2000 to $193.0 million at March 31, 2001, representing a decrease of $11.2 million.

As reflected in the following charts, warehouse inventory decreased $40.0 million from the prior year period. Store inventory levels increased $28.8 million as we have re-timed inventory shipments to our stores for a more consistent delivery schedule. This also reduced warehouse space requirements and provides a better product flow. At March 31, 2001, 52.5% of our total inventory was in the stores versus 35.5% at March 31, 2000.

                       Total Inventory Levels by Location
                                   (millions)

                               3/31/01            3/31/00             3/31/99                       12/31/00            12/31/99
                              --------           --------            --------                      ---------           ---------
Stores                        $  101.3           $   72.5            $   57.2                      $    84.0           $    72.8
Warehouse                         91.7              131.7                88.3                           90.8                68.7
                              --------           --------            --------                      ---------           ---------
   Total                      $  193.0           $  204.2            $  145.5                      $   174.8           $   141.5
                              ========           ========            ========                      =========           =========

                     Per Store Inventory Levels by Location
                                  (thousands)

                               3/31/01            3/31/00             3/31/99                       12/31/00            12/31/99
                              --------           --------            --------                      ---------           ---------
Stores                        $    230           $    186            $    162                      $     195           $     191
Warehouse                          208                338                 249                            211                 180
                              --------           --------            --------                      ---------           ---------
   Total                      $    438           $    524            $    411                      $     406           $     371
                              ========           ========            ========                      =========           =========

                                             Store Openings/Closings

                                                   Three Months              Three Months             Twelve Months
                                                      Ending                    Ending                    Ending
                                                     3/31/01                    3/31/00                 12/31/00
                                                     -------                    -------                 --------
Stores Open at
Beginning of Period                                      431                        382                      382
Stores Opened                                             13                         12                       54
Stores Closed                                             (3)                        (4)                      (5)
                                                     -------                    -------                 --------
Stores Open at End
                                                         441                        390                      431
of Period                                            =======                    =======                 ========

                           Earnings Per Common Share
                                  (unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         2001                      2000
                                                                     ------------             -------------
Earnings Per Common Share:
Basic earnings per share:
 Net earnings available to common shareholders                    $         1,905       $             2,309
                                                                     ============             =============

 Earnings per common share                                        $          0.05       $              0.06
                                                                     ============             =============

Diluted income per share:
 Net earnings available to common shareholders                    $         1,905       $             2,309
                                                                     ============             =============

Effect of dilutive securities:
 Weighted average common equivalent shares from
    stock options                                                             868                     1,590
 Weighted average common shares outstanding                                39,586                    39,028
                                                                     ------------             -------------
 Weighted average common shares and common
  stock equivalents outstanding                                            40,454                    40,618
                                                                     ============             =============

 Earnings per common share                                        $          0.05       $              0.06
                                                                     ============             =============

Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of March 31, 2001 has not materially changed since December 31, 2000. The market risk profile for that date is disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                         PART II -   OTHER INFORMATION

Not applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TUESDAY MORNING CORPORATION
                                             (Registrant)



DATE: May 9, 2001                   /s/ Mark E. Jarvis
                                        ---------------
                                        Mark E. Jarvis, Executive Vice President