Form 10-Q
period 2001-06-30
TUESDAY MORNING CORP/DE
filed 2001-08-14
CIK 878726

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001    Commission File Number 333-46013


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

Common stock outstanding as of July 31, 2001: 39,660,386 shares

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

                         PART I - FINANCIAL INFORMATION

                                                                   Page No.
                                                                   --------
Item 1 - Financial Statements

          Consolidated Balance Sheets as of June 30, 2001,
             June 30, 2000 and December 31, 2000                       1

          Consolidated Statements of Operations for the
             Three Months and Six Months Ended June 30, 2001
              and 2000                                                 2

          Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and 2000                   3

          Notes to Consolidated Financial Statements                   4

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6

Item 3 - Quantitative and Qualitative Disclosures about
          Market Risk                                                 10

                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     (In thousands, except for share data)

                                                                                           Unaudited     Unaudited      Audited
                                                                                            June 30,      June 30,      Dec. 31,
                                            ASSETS                                            2001          2000          2000
                                                                                           ---------     ---------     ---------
Current assets:
  Cash and cash equivalents................................................................$   2,879     $     447     $  20,886
  Inventories..............................................................................  165,334       225,216       174,813
  Prepaid expenses.........................................................................    2,414         2,352         2,458
  Income taxes receivable..................................................................    1,172             -             -
  Other current assets.....................................................................    1,487         1,223         1,102
                                                                                           ---------     ---------     ---------

      Total current assets.................................................................  173,286       229,238       199,259
                                                                                           ---------     ---------     ---------

Property and equipment, at cost............................................................   85,950        76,403        81,038
  Less accumulated depreciation & amortization.............................................  (46,628)      (41,173)      (43,552)
                                                                                           ---------     ---------     ---------

      Net property and equipment...........................................................   39,322        35,230        37,486
                                                                                           ---------     ---------     ---------
Other assets, at cost:
  Due from Officers........................................................................      356             -           356
  Deferred financing costs.................................................................    4,843         5,134         5,691
  Other assets.............................................................................      478           355           355
                                                                                           ---------     ---------     ---------

      Total Assets.........................................................................$ 218,285     $ 269,957     $ 243,147
                                                                                           =========     =========     =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Installments of mortgages................................................................$   1,671     $   1,671     $   1,671
  Revolving credit facility................................................................        -        51,187             -
  Installments of notes payable............................................................   21,109         7,954        19,148
  Accounts payable.........................................................................   25,110        53,020        43,241
  Accrued liabilities:
    Sales Tax..............................................................................    2,145           856         4,020
    Interest ..............................................................................    2,192           818         1,120
    Other..................................................................................   10,634         8,592        10,166
  Deferred income taxes....................................................................      666           546           666
  Income taxes payable.....................................................................        -         1,237         5,455
                                                                                           ---------     ---------     ---------

      Total current liabilities............................................................   63,527       125,881        85,487
                                                                                           ---------     ---------     ---------

Mortgages on land, buildings and equipment.................................................    4,549         6,220         5,385
Notes payable, excluding current portion...................................................  148,510       149,620       160,821
Revolving credit facility, excluding current portion                                           6,750        15,000             -
Deferred income taxes......................................................................    2,611         2,400         2,611
                                                                                           ---------     ---------     ---------

      Total Liabilities....................................................................  225,947       299,121       254,304
                                                                                           ---------     ---------     ---------

Shareholders' equity
  Common stock par value $.01 per share, authorized 100,000,000 shares; issued
    39,680,186 shares at June 30, 2001, 39,099,133 shares at June 30, 2000, and
    39,562,547 shares at December 31, 2000.................................................      397           391           396
  Accumulated other comprehensive  income..................................................     (753)            -           124
  Additional paid-in capital...............................................................  171,918       171,764       171,881
  Retained deficit......................................................................... (179,224)     (201,319)     (183,558)
                                                                                           ---------     ---------     ---------
      Total Equity.........................................................................   (7,662)      (29,164)      (11,157)
                                                                                           ---------     ---------     ---------

Total Liabilities and Shareholders' Equity.................................................$ 218,285     $ 269,957     $ 243,147
                                                                                           =========     =========     =========

         See accompanying notes to consolidated financial statements.

                  Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                 (In thousands)
                                  (Unaudited)

                                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                                                 2001         2000            2001         2000
                                                                              ---------   ---------        ---------   ---------
Net sales...................................................................  $ 148,277   $ 132,563        $ 257,795   $ 223,054
Cost of sales...............................................................    102,225      87,852          170,587     143,014
                                                                              ---------   ---------        ---------   ---------
        Gross profit........................................................     46,052      44,711           87,208      80,040

Selling, general and administrative expenses................................     37,275      32,266           70,207      59,146
                                                                              ---------   ---------        ---------   ---------

        Operating income....................................................      8,777      12,445           17,001      20,894

Other income (expense):
   Interest income..........................................................         87           2              141          32
   Interest expense.........................................................     (5,050)     (5,395)         (10,434)    (10,204)
   Other income.............................................................        121         202              308         255
                                                                              ---------   ---------        ---------   ---------
                                                                                 (4,842)     (5,191)          (9,985)     (9,917)
                                                                              ---------   ---------        ---------   ---------
        Earnings before income taxes........................................      3,935       7,254            7,016      10,977

Income tax expense..........................................................      1,505       2,757            2,682       4,171
                                                                              ---------   ---------        ---------   ---------

        Net earnings........................................................  $   2,430   $   4,497        $   4,334   $   6,806
                                                                              =========   =========        =========   =========

Earnings Per Share
------------------
Earnings per common share:
     Basic..................................................................  $    0.06   $    0.12        $    0.11   $    0.17
                                                                              =========   =========        =========   =========
     Diluted................................................................  $    0.06   $    0.11        $    0.11   $    0.17
                                                                              =========   =========        =========   =========

Weighted average number of common shares
     and common share equivalents outstanding:
     Basic..................................................................     39,664      39,028           39,625      39,028
     Diluted................................................................     40,489      40,465           40,545      40,490

          See accompanying notes to consolidated financial statements.

                  Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                      Year to Date June 30,
                                                                     -----------------------
                                                                        2001          2000
                                                                     --------       --------
    Net cash flows from operating activities:
      Net earnings                                                  $   4,334       $  6,806

      Depreciation and amortization                                     3,078          2,348
      Amortization of financing fees                                      848            684
      (Gain) on disposal of fixed assets                                   (1)            (3)

      Change in operating assets and liabilities:
        Inventories                                                     9,367        (83,682)
        Prepaid expenses                                                   44           (439)
        Other current assets                                             (409)            20
        Other assets                                                     (123)           (28)
        Accounts payable                                              (18,131)        13,529
        Accrued liabilities                                            (1,076)        (2,001)
        Income taxes receivable                                        (6,627)        (7,931)
                                                                     --------       --------
          Total adjustments                                           (13,030)       (77,503)
                                                                     --------       --------

      Net cash (used in) operating activities                          (8,696)       (70,697)
                                                                     --------       --------

    Net cash flows from investing activities:
      Proceeds from sale of assets                                         11              -
      Capital expenditures                                             (4,924)        (4,489)
                                                                     --------       --------

      Net cash (used in) investing activities                          (4,913)        (4,489)
                                                                     --------       --------

    Net cash flows from financing activities:
      Proceeds from revolving credit facility                           6,750         66,187
      Payment of debt and mortgages                                   (11,186)       (10,327)
      Proceeds from exercise of common
        stock options/stock purchase plan                                  38            (22)
                                                                     --------       --------

      Net cash (used in) provided by financing activities              (4,398)        55,838
                                                                     --------       --------

    Net change in cash and cash equivalents                           (18,007)       (19,348)

    Cash and cash equivalents at beginning of period                   20,886         19,795
                                                                     --------       --------

    Cash and cash equivalents at end of period                      $   2,879      $     447
                                                                     ========       ========
    Non cash items:
          Other comprehensive income                                $    (877)     $       -

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

3. Notes payable under the terms of the Company's revolving line of credit agreement are classified between current and long term in accordance with the terms of the credit agreement. The credit agreement is discussed in more detail in Liquidity and Capital Resources on page 8.

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

   The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates on merchandise purchases between the order and delivery dates, approximately 2 to 6 months. The derivative instruments are designated as cash flow hedges. All foreign currency contracts are issued by one financial institution that is rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes.

   The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinues hedge accounting prospectively.

   Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive Income. These gains and losses will be reclassified into earnings as the related inventory is sold. The Company currently has $854 thousand of losses on foreign currency forward exchange contracts that will be reclassified into inventory, offsetting gains on foreign currency forward inventory purchase contracts to be recorded there. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges would be reported in current period earnings. As of June 30, 2001, the Company had $8.5 million in foreign currency contracts outstanding.

6. Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three-month periods ended June 30, 2001 and 2000 are as follows:

                                                              Three Months Ended                 Six Months Ended
                                                                  June 30th                         June 30th
                                                             2001              2000             2001            2000
                                                           ------            ------           ------          ------
                                                                               (amounts in thousands)
Net Earnings                                               $2,430            $4,497           $4,334          $6,806
Other comprehensive loss:
   Unrealized gain (loss) on                                    6                 -              (24)              -
   investment securities, net
   Foreign currency forward                                  (372)                -             (853)              -
   contracts (note 5)                                      ------            ------           ------          ------
Total comprehensive income                                 $2,064            $4,497           $3,457          $6,806
                                                           ======            ======           ======          ======

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

                                                                  Quarter Ended                     Year to date
                                                                  -------------                     ------------
                                                                     June 30                           June 30
                                                                     -------                           -------
                                                               2001            2000              2001            2000
                                                              -----           -----             -----           -----
Net sales                                                     100.0%          100.0%            100.0%          100.0%
Cost of sales                                                  68.9            66.3              66.2            64.1
                                                              -----           -----             -----           -----
Gross profit                                                   31.1            33.7              33.8            35.9
Selling, general and administrative expense                    25.1            24.3              27.2            26.5
                                                              -----           -----             -----           -----
Operating income                                                6.0             9.4               6.6             9.4
Net interest expense and other income                          (3.3)           (3.9)             (3.9)           (4.5)
                                                              -----           -----             -----           -----
Earnings before income taxes                                    2.7             5.5               2.7             4.9
Income tax expense                                              1.0             2.1               1.0             1.8
                                                              -----           -----             -----           -----

Net earnings                                                    1.7%            3.4%              1.7%            3.1%

Three Months Ended June 30, 2001
Compared to the Three Months Ended June 30, 2000

During the second quarter of 2001, net sales increased 11.9% compared to the same quarter of 2000. Same store sales increased 1.1% for the quarter. The increase in second quarter sales is due to comparable store sales increases of $1.5 million and an additional $14.2 million of new store sales. Average store sales for the second quarter increased from $327 thousand to $328 thousand compared to the same quarter of the prior year. The increase in comparable sales was comprised of a 3.6% increase in the number of transactions and a 2.5% decrease in the average transaction amount. Retail price reductions in certain areas, most notably Lawn and Garden, caused the average transaction to decline. The changes in shipping merchandise to the stores, described on page 9, positively impacted our sales results.

Gross profit increased $1.3 million from $44.7 million for last year's second quarter to $46.1 million for the second three months of this year, primarily as a result of the increased sales mentioned above. Our gross profit percentage decreased 2.6% compared with the second quarter of last year. Our initial markup on product purchased improved slightly, however, this was offset by buying and distribution expenses, and an increase in markdowns and shrink. The Company experienced a 1.7% increase in buying and distribution expenses last year, which impacted this year's results during the second quarter as these costs are included in inventory and expensed as the inventory is sold.

Selling, general, and administrative expenses increased $5.0 million compared to the second quarter of 2000 due primarily to the addition of new stores, variable store level expenses, and inflationary increases. These expenses, as a percentage of sales, increased to 25.1% from 24.3% for the prior year period due primarily to an increase in utilities, waste costs and a planned increase in store labor.

Interest expense decreased due to the reduced borrowing needs effected by the retiming of receiving inventory for the second quarter and by the reduction in interest rates. Total debt decreased $49.1 million from June 30, 2000. This reduction is partially offset by an amendment to the Senior Credit Facility in July 2000, that increased the Term A Loans by $25 million, as discussed in Liquidity and Capital Resources.

The income tax provision for the three-month periods ended June 30, 2001 and 2000 was $1.5 million and $2.8 million, respectively. Those amounts reflect an effective tax rate of 38.2% and 38.0% respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the second quarter decreased from $13.8 million to $10.6 million due to the factors mentioned previously/1/.

Six Months Ended June 30, 2001
Compared to the Six Months Ended June 30, 2000

During the first six months of 2001 sales increased 15.6% due primarily to comparable store sales increases of 4.1% and $25.7 million of sales from new stores. Average store sales for the six months increased from $559 thousand to
$577 thousand.   The increase in comparable sales was comprised primarily of a
5.6% increase in the number of transactions and a 0.8% decrease in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $7.2 million from $80.0 million to $87.2 million primarily as a result of the increased sales mentioned above. However, the gross profit percentage decreased by 2.1% due primarily to increased markdowns, shrink and increased buying and distribution expenses resulting from last year's inefficiencies.

Selling, general, and administrative expense increased $11.1 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales increased to 27.2% from 26.5% due to a planned increase in store labor as well as increased energy and waste costs.

Interest expense increased slightly. This is due to an amendment to the Senior Credit Facility in July 2000, that increased the Term A Loans by $25 million, as discussed in Liquidity and Capital Resources. This increase was offset by the reduced borrowing needs that was effected by the retiming of receiving inventory during the second quarter, and by the reduction of interest rates.

The income tax provision for the six-month periods ended June 30, 2001 and 2000 was $2.7 million and $4.2 million, respectively, reflecting an effective tax rate of 38.2% and 38.0% respectively.

----------------------------
/1/EBITDA is earnings before interest, taxes, depreciation and amortization. Tuesday Morning believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performances as it provides an additional basis to evaluate the ability of Tuesday Morning to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Tuesday Morning's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

EBITDA decreased from $23.5 million to $20.5 million due to the factors mentioned above/1/.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facilities. In July 2000, however, the Term A Loan tranche of the Senior Credit Facility was increased $25.0 million. These additional funds were used to help finance our operations.

Net cash used in operating activities for the six months ended June 2001 and 2000, was $8.7 million and $70.7 million, respectively, representing a $62.0 million decrease in 2001. Although there is typically a seasonal increase in inventory, as of June 30, 2001 there has been a decrease in our inventory levels of $9.4 million from December 31, 2000, and a $59.9 million decrease from June 30, 2000 as we are re-timing the receipt of merchandise from vendors to more closely match the processing schedule and event start dates. This shift in receiving also impacted payable balances, which decreased $18.1 million from December 31, 2000. Cash and cash equivalents as of June 30, 2001 and 2000 were $2.9 million and $0.4 million, respectively.

Capital expenditures principally associated with new store openings and warehouse equipment were $4.9 million and $4.5 million for the six months ending June 2001 and 2000, respectively. We expect to spend approximately $3.8 million for capital expenditures for the remainder of 2001.

As part of the 1997 recapitalization, discussed in detail in the Company's Form 10-K filing for the year ended December 31, 2000, the Company entered into the Senior Credit Facility, which was originally comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility could be increased by $25.0 million to accommodate future growth and for certain other purposes. The Term A Loans and the Revolving Credit Facility loans mature in 2002, and the Term B Loans mature in 2004. For 30 consecutive days during each twelve-month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million. On July 5, 2000, the Company amended and restated its Senior Credit Facility by increasing the Term A loan commitments by $25.0 million and the availability under the Revolving Credit Facility by $35.0 million (from $90.0 million to $125.0 million.) The remaining terms of the indebtedness did not change, however, new financial covenants were established and interest rates were adjusted to reflect market rates. At June 30, 2001, the Company had $100.6 million outstanding under the Term Loans and $6.8 million outstanding under the Revolving Credit Facility, with $64.3 million of remaining availability thereunder.

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

The instruments governing the Company's indebtedness, including the Senior Credit Facility and the Indenture for the Notes, contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with our highly leveraged nature could limit corporate and operating activities, including our ability to invest in opening new stores. The Company was in compliance with all debt covenants as of June 30, 2001.

Inventory

The Company's inventory decreased from $225.2 million at June 30, 2000 to $165.3 million at June 30, 2001, representing a decrease of $59.9 million. The decrease in inventory is comprised of a $17.7 million increase in store inventory and a $77.6 million decrease in warehouse inventory.

As reflected in the following charts, warehouse inventory decreased $11.5 million from the prior year-end. Inventory aging of product in the stores remains at historical or better levels even though store inventory levels increased $2.1 million. The increase in store level inventory is the result of better product flows to the stores as we have re-timed inventory shipments to our stores for a more consistent delivery schedule. This also reduced warehouse space requirements. At June 30, 2001, 52.1% of our total inventory was in the stores versus 30.4% at June 30, 2000.

                      Total Inventory Levels by Location
                                  (millions)

                    6/30/01    6/30/00    6/30/99       12/31/00    12/31/99
                    -------    -------    -------       --------    --------
Stores               $ 86.1     $ 68.4     $ 54.4        $  84.0      $ 72.8
Warehouse              79.2      156.8      114.2           90.8        68.7
                     ------     ------     ------        -------      ------
   Total             $165.3     $225.2     $168.6        $ 174.8      $141.5
                     ======     ======     ======        =======      ======

                    Per Store Inventory Levels by Location
                                  (thousands)

                    6/30/01    6/30/00    6/30/99       12/31/00    12/31/99
                    -------    -------    -------       --------    --------
Stores               $  190     $  169     $  149        $   195      $  191
Warehouse               176        387        313            211         180
                     ------     ------     ------        -------      ------
   Total             $  366     $  556     $  462        $   406      $  371
                     ======     ======     ======        =======      ======

                            Store Openings/Closings

                               Six Months         Six Months       Twelve Months
                                 Ending             Ending             Ending
                                6/30/01             6/30/00          12/31/00
                                -------             -------          --------
Stores Open at
Beginning of Period                 431                 382               382
Stores Opened                        23                  27                54
Stores Closed                        (3)                 (4)               (5)
                                -------             -------          --------
Stores Open at End
Of Period                           451                 405               431
                                =======             =======          ========

                           Earnings Per Common Share
                                  (unaudited)

                                                                    Three Months Ended                   Year to Date
                                                                          June 30,                       As of June 30
                                                                    2001           2000             2001            2000
                                                                  ------          ------           ------          ------
Earnings Per Common Share:
Basic earnings per share:
 Net earnings available to common shareholders                $      2,430   $       4,497    $       4,334    $      6,806
                                                               ===========    ============     ============     ===========

 Earnings per common share                                    $       0.06   $        0.12    $        0.11    $       0.17
                                                               ===========    ============     ============     ===========

Diluted income per share:
 Net earnings available to common shareholders                $      2,430   $       4,497    $       4,334    $      6,806
                                                               ===========    ============     ============     ===========

 Effect of dilutive securities:
 Weighted average common equivalent shares from
   stock options                                                       825           1,437              920           1,462
 Weighted average common shares outstanding                         39,664          39,028           39,625          39,028
                                                               -----------    ------------     ------------     -----------
 Weighted average common shares and common
   stock equivalents outstanding                                    40,489          40,465           40,545          40,490
                                                               ===========    ============     ============     ===========

 Earnings per common share                                    $       0.06   $        0.11    $        0.11    $       0.17
                                                               ===========    ============     ============     ===========

Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of June 30, 2001 has not materially changed since December 31, 2000. The market risk profile for that date is disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                         PART II -   OTHER INFORMATION

Not applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TUESDAY MORNING CORPORATION
                                             (Registrant)



DATE: August 14, 2001             /s/ Mark E. Jarvis
                                      ---------------
                                      Mark E. Jarvis, Executive Vice President