Form 10-Q
period 2001-09-30
TUESDAY MORNING CORP/DE
filed 2001-11-09
CIK 878726

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

     For the Quarterly Period Ended        Commission File Number 333-46013
            September 30, 2001


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


Common stock outstanding as of October 31, 2001: 39,747,353 shares

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

                        PART I - FINANCIAL INFORMATION


                                                                                        Page No.
                                                                                        --------
Item 1 - Financial Statements

               Consolidated Balance Sheets as of September 30, 2001 (unaudited),
                    September 30, 2000 (unaudited) and December 31, 2000                     1

               Consolidated Statements of Operations for the
                    Three Months and Nine Months Ended
                    September 30, 2001 and 2000 (unaudited)                                  2

               Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 2001 and 2000 (unaudited)                3

               Notes to Consolidated Financial Statements                                    4

Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           6

Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk                                                                   11


                 Tuesday Morning Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     (In thousands, except for share data)

                                                                                      Unaudited      Unaudited         Audited
                                                                                      Sept. 30,      Sept. 30,         Dec. 31
                                       ASSETS                                           2001           2000             2000
                                                                                     -----------    -----------      -----------
Current assets:
   Cash and cash equivalents.....................................................    $     4,923    $    29,315      $    20,886
   Inventories...................................................................        205,691        242,296          174,813
   Prepaid expenses..............................................................          3,294          2,516            2,458
   Income taxes receivable.......................................................          2,146              -                -
   Other current assets..........................................................            873            871            1,102
                                                                                     -----------    -----------      -----------

      Total current assets.......................................................        216,927        274,998          199,259
                                                                                     -----------    -----------      -----------

Property and equipment, at cost .................................................         88,650         80,188           81,038
   Less accumulated depreciation ................................................        (47,702)       (42,407)         (43,552)
                                                                                     -----------    -----------      -----------

      Net property and equipment.................................................         40,948         37,781           37,486
                                                                                     -----------    -----------      -----------

Other assets, at cost:
   Due from Officers.............................................................            100              -              356
   Deferred financing costs......................................................          4,445          6,037            5,691
   Other assets..................................................................            475            372              355
                                                                                     -----------    -----------      -----------

      Total Assets...............................................................    $   262,895    $   319,188      $   243,147
                                                                                     ===========    ===========      ===========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Installments of mortgages.....................................................    $     1,434    $     1,617      $     1,671
   Revolving credit facility.....................................................          2,960         74,070                -
   Installments of notes payable.................................................         21,365         15,966           19,148
   Accounts payable..............................................................         58,571         44,401           43,241
   Accrued liabilities:
      Sales Tax..................................................................          2,794          2,856            4,020
      Interest...................................................................          2,609          4,149            1,120
      Other......................................................................         12,386         10,639           10,166
   Deferred income taxes.........................................................            666            546              666
   Income taxes payable..........................................................              -            769            5,455
                                                                                     -----------    -----------      -----------

      Total current liabilities..................................................        102,785        155,013           85,487
                                                                                     -----------    -----------      -----------

Mortgages on land, buildings and equipment, excluding current portion............          4,368          5,803            5,385
Notes payable, excluding current portion.........................................        144,126        165,492          160,821
Revolving credit facility, excluding current portion.............................         15,000         15,000                -
Deferred income taxes............................................................          2,611          2,400            2,611
                                                                                     -----------    -----------      -----------

      Total Liabilities..........................................................        268,890        343,708          254,304
                                                                                     -----------    -----------      -----------

Shareholders' equity

   Common stock par value $.01 per share, authorized 100,000,000 shares; issued
      39,706,528 shares at September 30, 2001, 39,548,701 shares at September
      30, 2000, and 39,562,547 shares at December 31, 2000.......................            397            395              396
   Accumulated other comprehensive income (loss) ................................            (11)             -              124
   Additional paid-in capital....................................................        172,037        171,803          171,881
   Retained deficit..............................................................       (178,418)      (196,718)        (183,558)
                                                                                     -----------    -----------      -----------

      Total Shareholders' Equity.................................................         (5,995)       (24,520)         (11,157)
                                                                                     -----------    -----------      -----------

Total Liabilities and Shareholders' Equity.......................................    $   262,895    $   319,188      $   243,147
                                                                                     ===========    ===========      ===========

         See accompanying notes to consolidated financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                              Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                              -----------------------------       ---------------------------
                                                                  2001               2000            2001             2000
                                                              ----------         ----------       ----------       ----------
Net sales...................................................  $  128,983         $  141,352       $  386,778       $  364,407
Cost of sales...............................................      86,330             93,168          256,916          236,182
                                                              ----------         ----------       ----------       ----------
      Gross profit..........................................      42,653             48,184          129,862          128,225

Selling, general and administrative expenses................      36,809             33,962          107,015           93,108
                                                              ----------         ----------       ----------       ----------

      Operating income......................................       5,844             14,222           22,847           35,117

Other income (expense):
   Interest income..........................................           9                 19              149               51
   Interest expense.........................................      (4,649)            (6,886)         (15,083)         (17,090)
   Other income.............................................         140                 66              447              321
                                                              ----------         ----------       ----------       ----------
                                                                  (4,500)            (6,801)         (14,487)         (16,718)
                                                              ----------         ----------       ----------       ----------
      Earnings before income taxes..........................       1,344              7,421            8,360           18,399

Income tax expense..........................................         538              2,820            3,220            6,992
                                                              ----------         ----------       ----------       ----------

      Net earnings .........................................  $      806         $    4,601       $    5,140       $   11,407
                                                              ==========         ==========       ==========       ==========


Earnings Per Share
------------------
Net earnings per common share:
   Basic....................................................  $     0.02         $     0.12       $     0.13       $     0.29
                                                              ==========         ==========       ==========       ==========
   Diluted..................................................  $     0.02         $     0.11       $     0.13       $     0.28
                                                              ==========         ==========       ==========       ==========

Weighted average number of common shares
   and common share equivalents outstanding:
   Basic....................................................      39,694             39,425           39,648           39,183
   Diluted..................................................      40,890             40,546           40,628           40,667


         See accompanying notes to consolidated financial statements.

                 Tuesday Morning Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                                  Year to Date September 30,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------      ----------
Net cash flows from operating activities:
   Net earnings..............................................................     $    5,140      $   11,407

   Adjustments to reconcile net earnings to net cash
   (used in) operating activities:
   Depreciation and amortization............................................           4,484           3,569
   Amortization of financing fees...........................................           1,246           1,022
   (Gain) on disposal of fixed assets.......................................               -              (3)

   Change in operating assets and liabilities:
      Inventories............................................................        (30,982)       (100,762)
      Prepaid expenses.......................................................           (836)           (603)
      Other current assets...................................................            198             372
      Other assets...........................................................           (120)            (45)
      Accounts payable.......................................................         15,330           4,910
      Accrued liabilities....................................................          2,483           5,377
      Income taxes receivable................................................         (7,601)         (8,399)
                                                                                  ----------      ----------

         Total adjustments...................................................        (15,798)        (94,562)
                                                                                  ----------      ----------

   Net cash (used in) operating activities...................................        (10,658)        (83,155)
                                                                                  ----------      ----------

Net cash flows from investing activities:
   Repayments of loans from officers.........................................            256               -
   Proceeds from sale of assets .............................................             12               8
   Capital expenditures......................................................         (7,958)         (8,269)
                                                                                  ----------      ----------

   Net cash (used in) investing activities...................................         (7,690)         (8,261)
                                                                                  ----------      ----------

Net cash flows from financing activities:
   Proceeds from revolving credit facility...................................         17,960          89,070
   Debt Financing Costs......................................................              -          (1,241)
   Payment of debt and mortgages.............................................        (15,732)         13,086
   Proceeds from exercise of common
      stock options/stock purchase plan......................................            157              21
                                                                                  ----------      ----------

   Net cash provided by financing activities.................................          2,385         100,936
                                                                                  ----------      ----------

Net increase/(decrease) in cash and cash equivalents.........................        (15,963)          9,520

Cash and cash equivalents at beginning of period.............................         20,886          19,795
                                                                                  ----------      ----------

Cash and cash equivalents at end of period...................................     $    4,923      $   29,315
                                                                                  ==========      ==========

Non cash items:
      Change in accumulated other comprehensive income (loss)................     $     (135)     $        -


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

3. Notes payable under the terms of the Company's revolving line of credit are classified between current and long term in accordance with the terms of the Senior Credit Facility.

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

     The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates on merchandise purchases between the order and payment dates, approximately 2 to 6 months. The derivative instruments are designated as cash flow hedges. All foreign currency contracts are issued by one financial institution that is rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes.

     The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively.

     Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive Income. These gains and losses will be reclassified into earnings as the related inventory is sold. The Company currently has $103 thousand of losses on foreign currency forward exchange contracts that will be reclassified into inventory, offsetting gains on foreign currency forward inventory purchase contracts to be recorded there. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges would be reported in current period earnings. As of September 30, 2001, the Company had $702 thousand in foreign currency contracts outstanding.

6. Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to shareholders. The components of comprehensive income for the three-month periods ended September 30, 2001 and 2000 are as follows:

                                                               Three Months Ended                Nine Months Ended
                                                                 September 30th                   September  30th
                                                              2001              2000             2001            2000
                                                              ----              ----             ----            ----
                                                                              (amounts in thousands)
Net Earnings                                                $  806            $4,601           $5,140         $11,407
Other comprehensive income (loss):
   Unrealized (loss) on
   investment securities, net                                   (9)                -              (32)              -
   Foreign currency forward
   contracts (note 5)                                          751                 -             (103)              -
                                                            ------            ------           ------         -------

Total comprehensive income                                  $1,548            $4,601           $5,005         $11,407
                                                            ======            ======           ======         =======

7. Sales are recorded at the time of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales taxes.

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

                                                              Quarter Ended                     Year to date
                                                      ------------------------------  --------------------------------
                                                               September 30                     September 30
                                                      ------------------------------  --------------------------------
                                                          2001            2000              2001            2000
                                                          ----            ----              ----            ----
Net sales                                                100.0%          100.0%            100.0%          100.0%
Cost of sales                                             66.9            65.9              66.4            64.8
                                                         -----           -----             -----           -----
Gross profit                                              33.1            34.1              33.6            35.2
Selling, general and administrative expense               28.5            24.0              27.7            25.6
                                                         -----           -----             -----           -----
Operating income                                           4.5            10.1               5.9             9.6
Net interest expense and other income                     (3.5)           (4.8)             (3.8)           (4.6)
                                                         -----           -----             -----           -----
Earnings before income taxes                               1.0             5.3               2.2             5.0
Income tax expense                                         0.4             2.0               0.8             1.9
                                                         -----           -----             -----           -----

Net earnings                                               0.6%            3.3%              1.3%            3.1%

Three Months Ended September 30, 2001
Compared to the Three Months Ended September 30, 2000

During the third quarter of 2001, net sales decreased 8.8% compared to the same quarter of 2000. This decrease is caused in part by last year's third quarter sales including the sixth grand opening of the year, which falls in the fourth quarter this year. Same store sales increased 2% for the fourth and fifth events beginning August 7, 2001 and ending September 27, 2001. Stores were considered as part of the fourth and fifth event comparable store sales calculation if they were open all of the selling days in each of the events compared. The increase in fourth and fifth event sales is due to comparable store sales increases of $1.8 million and an additional $10.8 million of new store sales. Average store sales for the fourth and fifth events increased slightly from $269 thousand to $270 thousand compared to the same events of the prior year. The increase in comparable sales was comprised of a 7.1% increase in the number of transactions and a 5.2% decrease in the average transaction amount.

Gross profit decreased $5.5 million from $48.2 million for last year's third quarter to $42.7 million for the third quarter of this year, primarily as a result of the decreased sales mentioned above. Our gross profit percentage decreased 1.0% compared with the third quarter of last year. Our initial markup on product purchased improved slightly, however, this was offset by buying and distribution expenses, and an increase in reserve for shrink.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and home office costs. The increases in these expenses are attributable to the increase in the number of stores, general price level increases and increases in variable expenses due to sales growth in the fourth and fifth events. A substantial portion of SG&A expenses vary with sales or sales related components. Variable expenses include: a) payroll and waste expense, which vary due to shipments of merchandise to the stores; b) rent, which has a variable component due to percentage rent; c) advertising, which varies based upon sales plans; and d) other expenses such as credit card fees, which vary in direct proportion to sales and usage. Selling, general, and administrative expenses increased $2.8 million compared to the third quarter of 2000 due primarily to the addition of new stores, variable store level expenses, and inflationary increases. Overall, these expenses increased 8.4% compared to the 11.3% increase in sales for our 4th and 5th events. However, on a per store basis, these expenses were $79.8 thousand this year compared to $81.8 thousand last year. The slight decrease in average SG&A expenses was attributable to leverage of home office expenses, advertising and credit card fees, which was caused by reduced sales. These decreases were offset by higher rent, utilities and waste expense. As a percentage, these expenses increased to 28.5% of sales from 24.0% of sales due primarily to the opening of the sixth event in September last year.

Interest expense decreased due to the reduced borrowing needs effected by the retiming of inventory receipts closer to the date of delivery to the stores for the third quarter of 2001 and by the reduction in interest rates. Total debt decreased $88.7 million from September 30, 2000.

The income tax provision for the three-month periods ended September 30, 2001 and 2000 was $0.5 million and $2.8 million, respectively. Those amounts reflect an effective tax rate of 40.0% and 38.0% respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the third quarter decreased from $15.5 million to $7.4 million due to the factors mentioned previously/1/.

Nine Months Ended September 30, 2001
Compared to the Nine Months Ended September 30, 2000

During the first nine months of 2001 sales increased 6%. This increase is due primarily to comparable store sales increases of 3% and $36.6 million of sales from new stores offset by the move of the sixth grand opening to October in 2001. Annual comparable store sales is the summation of the individual quarterly results. Average store sales for the nine months increased from $828
thousand to $846 thousand.   The increase in comparable sales for the first five
events of the year was comprised primarily of a 5.7% increase in the number of transactions and a 2.4% decrease in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $1.7 million from $128.2 million to $129.9 million primarily as a result of the increased sales mentioned above. However, the gross profit percentage decreased by 1.6% due primarily to increased shrink and increased buying and distribution expenses.

/1/ EBITDA is earnings before interest, taxes, depreciation and amortization. Tuesday Morning believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performances as it provides an additional basis to evaluate the ability of Tuesday Morning to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Tuesday Morning's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

Selling, general, and administrative expense increased $13.9 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales increased to 27.7% from 25.6% due to a planned increase in store labor as well as increased energy and waste costs. In addition, this increase is partially attributable to the shift of the grand opening of the sixth event into October 2001.

Interest expense decreased due to the reduced borrowing needs effected by the retiming of inventory receipts closer to the date due in our stores and by the reduction of interest rates.

The income tax provision for the nine-month periods ended September 30, 2001 and 2000 was $3.2 million and $7.0 million, respectively, reflecting an effective tax rate of 38.5% and 38.0% respectively.

EBITDA decreased from $39.1 million to $27.9 million due to the factors mentioned above1.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facilities. In July 2000, however, the Term A Loan tranche of the Senior Credit Facility was increased $25.0 million. These additional funds were used to help finance our operations.

Net cash used in operating activities for the nine months ended September 2001 and 2000, was $10.7 million and $83.2 million, respectively, representing a $72.5 million decrease in 2001. Inventory levels decreased due to the re-timing of the receipt of merchandise from vendors to more closely match the processing schedule and event start dates. The retiming of inventory receipts also affected the Accounts Payable balances, which increased $15.3 million. Cash and cash equivalents as of September 30, 2001 and 2000 were $4.9 million and $29.3 million, respectively. This decrease of $24.4 million resulted from the shift of the sixth event from September in 2000 to October for 2001.

Capital expenditures, principally associated with new store openings and warehouse equipment, were $8.0 million and $8.3 million for the nine months ending September 2001 and 2000, respectively. We expect to spend approximately $1.0 million for capital expenditures for the remainder of 2001.

As part of the 1997 recapitalization, discussed in detail in the Company's Form 10-K filing for the year ended December 31, 2000, the Company entered into the Senior Credit Facility, which was originally comprised of the $110.0 million Term Loans and the $90.0 million Revolving Credit Facility. Subject to compliance with the terms of the Senior Credit Facility and the Indenture, borrowings under the Revolving Credit Facility could be increased by $25.0 million to accommodate future growth and for certain other purposes. The Term A Loans and the Revolving Credit Facility loans mature December 2002, and the Term B Loans mature December 2004. For 30 consecutive days during each twelve-month period, beginning April 1998, the aggregate principal amount of loans outstanding under the Revolving Credit Facility is not to exceed $15.0 million. On July 5, 2000, the Company amended and restated its Senior Credit Facility by increasing the Term A loan commitments by $25.0 million and the availability under the Revolving Credit Facility by $35.0 million (from $90.0 million to $125.0 million.) The remaining terms of the indebtedness did not change, however, new financial covenants were established and interest rates were adjusted to reflect market rates. At September 30, 2001, the Company had $96.5 million outstanding under the Term Loans and $18.0 million outstanding under the Revolving Credit Facility, with $84.8 million of remaining availability thereunder.

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

The instruments governing the Company's indebtedness, including the Senior Credit Facility and the Indenture for the Notes, contain financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Such limitations, together with our highly leveraged nature could limit corporate and operating activities, including our ability to invest in opening new stores. The Company was in compliance with all debt covenants on September 30, 2001.

Inventory

The Company's inventory decreased from $242.3 million at September 30, 2000 to $205.7 million at September 30, 2001, representing a decrease of $36.6 million. The decrease in inventory is comprised of a $4.2 million decrease in store inventory and a $32.4 million decrease in warehouse inventory. At September 30, 2001, 55.2% of our total inventory was in the stores versus 48.6% at September 30, 2000.

As reflected in the following charts, warehouse inventory increased $1.3 million from the prior year-end. Inventory aging of product in the stores remains at historical or better levels even though store inventory levels increased $29.6 million. The increase in store level inventory is the result of better product flows to the stores as we have re-timed inventory shipments to our stores for a more consistent delivery schedule. This also reduced warehouse space requirements.

                      Total Inventory Levels by Location
                                  (millions)

                               9/30/01            9/30/00             9/30/99                       12/31/00            12/31/99
                              --------           --------            --------                      ---------           ---------
Stores                        $  113.6           $  117.8            $  105.4                      $    84.0           $    72.8
Warehouse                         92.1              124.5                89.1                           90.8                68.7
                              --------           --------            --------                      ---------           ---------
   Total                      $  205.7           $  242.3            $  194.5                      $   174.8           $   141.5
                              ========           ========            ========                      =========           =========

                     Per Store Inventory Levels by Location
                                  (thousands)

                               9/30/01            9/30/00             9/30/99                       12/31/00            12/31/99
                              --------           --------            --------                      ---------           ---------
Stores                        $    246           $    284            $    287                      $     195           $     191
Warehouse                          200                300                 242                            211                 180
                              --------           --------            --------                      ---------           ---------
   Total                      $    446           $    584            $    529                      $     406           $     371
                              ========           ========            ========                      =========           =========

                            Store Openings/Closings

                                           Nine Months               Nine Months              Twelve Months
                                              Ending                    Ending                    Ending
                                             9/30/01                   9/30/00                   12/31/00
                                             -------                   -------                   --------
Stores Open at
Beginning of Period                              431                       382                        382
Stores Opened                                     34                        38                         54
Stores Closed                                     (4)                       (5)                        (5)
                                             -------                   -------                   --------
Stores Open at End
Of Period                                        461                       415                        431
                                             =======                   =======                   ========

                           Earnings Per Common Share
                                  (unaudited)

                                                                  Three Months Ended             Nine Months Ended Sept 30,
                                                                       Sept 30,
                                                                  2001            2000             2001            2000
                                                                  ----            ----             ----            ----
Earnings Per Common Share:
Basic earnings per share:
 Net earnings available to common shareholders                 $       806    $      4,601     $      5,140     $    11,407
                                                               ===========    ============     ============     ===========


 Earnings per common share                                     $      0.02    $       0.12     $       0.13     $      0.29
                                                               ===========    ============     ============     ===========


Diluted earnings per share:
 Net earnings available to common shareholders                 $       806    $      4,601     $      5,140     $    11,407
                                                               ===========    ============     ============     ===========


 Effect of dilutive securities:
 Weighted average common equivalent shares from
  stock options                                                      1,196           1,121              980           1,484
 Weighted average common shares outstanding                         39,694          39,425           39,648          39,183
                                                               -----------    ------------     ------------     -----------
 Weighted average common shares and common
  share equivalents outstanding                                     40,890          40,546           40,628          40,667
                                                               ===========    ============     ============     ===========


 Earnings per common share                                     $      0.02    $       0.11     $       0.13     $      0.28
                                                               ===========    ============     ============     ===========

Quantitative and Qualitative Disclosures about Market Risk

The market risk of the Company's financial instruments as of September 30, 2001 has not materially changed since December 31, 2000.

The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates:

                               Expected Maturity
                                (In thousands)

                        Three
                        Months
                        Ended                  Year Ended
                    ----------------------------------------------------------------------------------------------
                        12/31/01        2002          2003          2004          2005     Thereafter     Total
                    ----------------------------------------------------------------------------------------------

Long Term Debt
  Variable Rate       $   5,088       $33,837       $ 1,269       $59,175      $   650       $ 2,275      $102,295
  Avg Interest Rate        5.40%/2/      8.27%/3/      8.27%/3/      8.27%/3/     9.10%/3/      9.10%/3/

  Fixed Rate          $       -       $     -       $     -       $     -      $     -       $69,000      $ 69,000
  Avg Interest Rate       11.00%        11.00%        11.00%        11.00%       11.00%        11.00%

The table below provides information about the Company's derivative financial instruments that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is the Company's reporting currency.

                               Expected Maturity
                         (USD equivalent in thousands)

                          Forward Exchange Agreements

                                                               Wtd. Average
                                       Contract                  Contract                    Fair
           Currency                     Amount                 Exchange Rate                 Value
           --------                    --------                -------------                 -----
            EUR                          $690                      0.8850                    $688
            GBP                          $ 12                      1.4647                    $ 12

The Company generally enters into foreign currency contracts with maturity dates of six months or less.


                          PART II - OTHER INFORMATION

Exhibits:
---------
  10.1    Amendment No. 1 to the First Amended and Restated Credit Agreement

/2/ The source of the average interest rate is based upon average third quarter rates.

/3/ The source of the average interest rate is based upon average rates provided by Fleet Boston Financial.

  10.2 Consent Agreement for the loan agreement between Tuesday Morning Corporation and Compass Bank dated June 3, 1999.
  10.3 Consent and Modification Agreement for the loan agreement between Tuesday Morning Corporation and Compass Bank dated December 29, 1997.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TUESDAY MORNING CORPORATION
                                               (Registrant)



DATE: November 9, 2001                       /s/ Mark E. Jarvis
                                                 --------------------------
                                                 Mark E. Jarvis, Executive
                                                   Vice President