Form 10-K405
period 2001-12-31
TUESDAY MORNING CORP/DE
filed 2002-03-19
CIK 878726

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-19658

Tuesday Morning Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	75-2398532 (IRS Employer Identification Number)

14621 Inwood Road
Addison, Texas 75001
(972) 387-3562
(Address, zip code and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at February 28, 2002 was approximately $224,262,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

  At February 28, 2002, there were 39,816,539 outstanding shares of the registrant's Common Stock.

  Documents Incorporated By Reference:

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002 are incorporated herein by reference to the extent indicated in Part III of this Form 10-K.

Forward-Looking Statements

        This Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other "forward-looking" information based on currently available information. The factors listed below under the heading "Business—Risk Factors" and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

        The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

        The terms "Tuesday Morning," "we," "us," and "our" as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

PART I

Item 1. Business

Overview

        We are a leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 480 stores in 42 states. Our stores operate during periodic "sales events," each of which lasts from three to five weeks. We close for the months of January and July, which are traditionally weak months for retailers, and during the intervals between sales events to stock merchandise for the next sales event. We purchase first quality, brand name merchandise at closeout and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars or factory rejects.

        We believe that our well-recognized, first quality brand name merchandise and value-based pricing have enabled us to establish and maintain strong customer loyalty. Our customers, who are predominantly women from middle and upper-income households, are brand savvy, value-conscious customers seeking quality products at discount pricing. While we offer our customers consistent merchandise categories, each sales event features limited quantities of new and appealing products within these categories, creating a "treasure hunt" atmosphere in our stores. Our closeout merchandise has included brand name items such as Limoges hand-decorated boxes, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups and Cuisinart appliances and Wallace flatware.

        In 2001, we recorded sales of $642.4 million and operating income of $68.6 million, each representing compound annual growth of 18% since 1997, before recapitalization fees and expenses in 1997. We have expanded from 315 stores in 36 states to 480 stores in 42 states since 1997.

Key Operating Strengths

        Our success is based on the following operating strengths:

  •
  Unique Event-Based Format. We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the excitement of multiple "grand openings" and "closeout sales" each year. Merchandise is available in limited quantities and is generally not replenished during a sales event. We believe that the closing and reopening of our stores and the continually changing selection of products heightens customers' expectations of finding new and undiscovered merchandise. We also believe that the limited quantities of specific items intensify customers' sense of urgency to buy our merchandise. Accordingly, we have historically generated as much as 40% of an event's total sales in the first five days of the event. Although we intend to continue to adhere to this strategy, we have recently increased the frequency of shipments of new and different merchandise during the later stages of sales events to encourage new and repeat customer visits.

  •
  Strong Sourcing Capabilities and Purchasing Flexibility. We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers' traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team, which has grown from 10 buyers in 1993 to 22 buyers currently, with an average of nearly 24 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

  •
  Loyal Customer Base of Brand Savvy and Value-Conscious Consumers. We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of over $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize savings of 50% to 80% over competing retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing list consisting of approximately 6.5 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events and the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

  •
  Attractive Store Level Economics. We have strong store level economics due to our low store operating expenses and the low initial investment required to open new stores. Our destination-oriented retail format allows us to open stores in a wide range of locations, resulting in attractive lease rates compared to those of other retailers. In addition to our low real estate costs, we maintain low operating and depreciation costs due to our no-frills, self-service format. Because we use low cost store fixtures and have low pre-opening costs, our new stores require a low initial investment. Last year, we spent an average of $273,000 per new store for capital expenditures, pre-opening costs and inventory net of payables. Our average new store generated sales of $1.3 million and operating income before home office expenses of $150,000 in 2001, representing a 55% return on investment.

  •
  Disciplined Inventory and Supply Chain Management. We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to time purchases and receipt of merchandise closely with the timing of our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. Our recent supply chain initiatives have allowed us to significantly reduce purchasing lead times and the amount of time we warehouse merchandise. As a result of these initiatives, we reduced inventory by $47 million during 2001 and completed the closure during that same year of all 16 third party regional distribution centers previously used to warehouse inventory. We have also doubled our shipping and sorting capacity at our main distribution center from approximately 400 to 800 stores to allow for future growth.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, gifts and related items in the United States by:

  •
  Expanding Our Store Base. Our expansion strategy is to open new stores in both new and existing markets. This allows us to balance the cost of new market entry by leveraging advertising, purchasing, distribution and regional overhead expenses in existing markets. Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 480 stores in 42 states. We believe that there is substantial opportunity for future growth, and we intend to increase our store base by at least 45 stores in 2002. Based on information prepared for us by a major retail site selection and market research firm, we believe there is potential for at least an additional 350 store locations in areas with similar customer demographics in the United States.

  •
  Enhancing Our Sales Productivity. We intend to increase our number of customer transactions and the average transaction value per customer by refining our merchandise mix and through other operating initiatives. We have increased our merchandise offerings throughout each sales event by doubling the number of shipments per year to our stores, which we believe will attract new customers, encourage repeat visits by existing customers and increase our average transaction value during the later stages of each sales event. We have also increased staffing levels at some of our high volume stores in an effort to improve our customer service levels and thereby improve our sales volumes. In addition, we are upgrading our point-of-sale systems at all stores to reduce checkout times during peak periods of sales events. We expect these and other initiatives to improve our sales productivity in 2002 and beyond.

  •
  Extending Our Customer Reach. We have developed and currently maintain a proprietary mailing list of approximately 6.5 million customers. Historically, we have used direct mailings and newspaper and print advertising to attract customers to our stores. While we believe these programs remain effective, we believe radio and television advertising may also provide an effective means to attract new customers as well as to encourage repeat visits by our existing customers. We recently initiated the use of radio in some of our markets and, based on preliminary results, believe radio advertising may allow us to expand our customer base and also to increase consumer awareness of Tuesday Morning. We are also currently evaluating the use of television advertising in select markets.

Industry Trends

        As a leading closeout retailer of home furnishings, gifts and related items, we believe that we are benefiting from broad consumer trends. During the 1990s, the home furnishings market grew rapidly as aging baby boomers became homeowners and increasingly invested in their home. This trend was further reinforced by a strong mortgage refinancing cycle in 1998 and 1999, resulting in approximately $18 billion devoted to home improvement and related spending, according to Federal Reserve surveys. As a result, the U.S. Census Bureau estimates that retail sales in home furnishings stores increased at a compound annual growth rate of 8.0% between 1995 and 2000, from $28 billion to $42 billion. We believe a second mortgage refinancing cycle took place at the end of 2001, which, based on historical trends, is expected to result in additional spending for home furnishings. A growing emphasis on value has also resulted in fast growing retail sales for discount retailers, such as ourselves. According to the U.S. Census Bureau, retail sales in discount department stores rose at a compound annual growth rate of 8.9% between 1995 and 2000 compared to a 2.1% growth rate for conventional department store chains during the same period.

        In addition, as a closeout retailer of first quality, brand name merchandise, we benefit from attractive fundamentals in the closeout industry. Closeout merchandise is generally available to closeout retailers at low prices for a variety of reasons, including the inability of a manufacturer to sell merchandise through regular channels, the discontinuance of merchandise due to a style or color change, the cancellation of orders placed by other retailers and the termination of business by a manufacturer or wholesaler. Occasionally, the closeout retailer may be able to purchase closeout merchandise because a manufacturer has excess raw materials or production capacity. Typically, closeout retailers have lower merchandise costs, capital expenditures and operating costs allowing them to sell merchandise at lower prices than other retailers.

        Finally, we benefit from several trends in the retailing industry. The increase in "just-in-time" inventory management techniques and the rise in retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers are introducing new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers' overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers such as Tuesday Morning that can purchase larger and more varied quantities of merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers' traditional distribution channels.

Products

        We sell upscale home furnishings, gifts and related items. We do not sell seconds, irregulars or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in well-recognized, first quality, brand name merchandise, which has included Limoges hand-decorated boxes, Steinbach collectible nutcrackers, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups and Cuisinart appliances, Hummel figurines, Wallace flatware and many others.

        We differ from discount retailers in that we do not stock continuing lines of merchandise. Because we offer a continuity of merchandise categories with ever-changing individual product offerings, we provide our customers a higher proportion of new merchandise items than general merchandisers. We are continually looking to add new complementary merchandise categories that appeal to our customers.

Purchasing

        Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. As industry trends such as "just-in-time" inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will see an increase in the number of vendors looking for effective ways to monetize excess inventory. In addition, as we continue to increase our number of stores and distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes also allow us to put acquired merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more, and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. In 2001, our top ten vendors accounted for approximately 18.7% of total purchases, with no one vendor accounting for more than 2.7%.

Pricing

        Our pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and the Tuesday Morning closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to markdown unsold merchandise on a timely and systematic basis and thereby effectively manage inventory levels.

Advertising

        We plan and implement an advertising program for each sales event. Prior to each sales event, we initiate a direct mailing to customers on our mailing list, which consists of approximately 6.5 million customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sales event and the merchandise and prices we offer. After the first two days of each sales event, we commence an advertising campaign in local newspapers in each of our markets. We also communicate with customers through our web site and our e-mail program. We currently maintain approximately 100,000 customer e-mail addresses.

        While we believe our direct mailings and newspaper and print advertising remain effective, we believe radio and television advertising may also provide an effective means to attract new customers as well as to encourage repeat visits by existing customers. We recently initiated the use of radio in some of our markets and, based on preliminary results, believe that radio advertising may allow us to expand our customer base and also to increase consumer awareness of Tuesday Morning. We are currently evaluating the use of television advertising in select markets.

Stores and Store Operations

        Site Selection.    We increased our store base by 38 stores in 2001 and currently plan to increase our store base by at least 45 stores in 2002 by opening stores in both new and existing markets. We expect our new stores to be similar in appearance and operation to our existing stores. Based on information prepared for us by a major retail site selection and market research firm, we believe there is potential for at least an additional 350 store locations in areas with similar customer demographics in the United States.

        We believe that our customers are attracted to our stores by our advertising and direct mail program that emphasize the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls and warehouse zones, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, our real estate costs are significantly lower than those of other retailers.

        Last year, we spent an average of $273,000 per new store for capital expenditures, pre-opening costs and inventory net of payables. Our average new store generated sales of $1.3 million and operating income before home office expenses of $150,000 in 2001, representing a 55% return on investment.

        Store Leases.    Our annual rent per store is generally below $75,000 and store rent, as a percent of net sales, was 5.0% for 2001. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts, but we have historically incurred the contingent rent obligations in only about one-third of those leases.

        Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 18 to 24 months after entering into the lease. These kick clauses, when combined with our inexpensive and portable store fixtures, provide us with significant flexibility in opening new stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we seldom operate locations with store level operating losses.

        Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 5,000 to 10,000 square feet and averages approximately 8,000 square feet. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain a minimum inventory in stockrooms.

        Store Operations.    We operate our stores during periodic "sales events," each of which lasts from three to five weeks. We close our stores for the months of January and July, which are traditionally weak months for retailers. We also close during the intervals between sales events to stock merchandise for the next event. We have recently increased the frequency of shipments of new merchandise during a sales event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with company guidelines and established procedures. Store managers are full-time employees. When sales events are not in progress, these employees review store inventory and supervise restocking activities in preparation for the next sales event. We employ temporary employees at each Tuesday Morning store to serve as cashiers and to assist in stocking during sales events. These temporary employees generally return to work in subsequent sales events, reducing the need for new hiring prior to each sales event. Typically, we employ more temporary employees during the first few days of a sales event, when customer traffic is highest.

        Members of our management visit selected stores while sales are in progress to review inventory levels and presentation, personnel performance, expense controls, security and adherence to company procedures. In addition, regional managers periodically meet with management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sales events.

        Store Locations.    We currently operate 480 stores in 42 states. The table below sets forth the location of our stores by market as of February 28, 2002.

ALABAMA
Birmingham(4)
Huntsville(2)
Mobile(4)
Montgomery
Tuscaloosa

ARIZONA
Phoenix(8)
Tucson(2)

ARKANSAS
Fayetteville
Hot Springs
Ft. Smith
Little Rock(3)
Pine Bluff

CALIFORNIA
Bakersfield(2)
Fairfield
Fresno(2)
Los Angeles(33)
Modesto

Palm Springs
Sacramento(6)
San Diego(4)
San Francisco(14)
Santa Barbara

COLORADO
Boulder
Colorado Springs
Denver(10)
Fort Collins
Grand Junction
Greeley
Pueblo

CONNECTICUT
Danbury
Fairfield
Hartford

DELAWARE
Wilmington(2)

FLORIDA
Boca Raton
Bradenton
Ft. Lauderdale(6)
Ft. Myers
Gainesville
Jacksonville(3)
Lakeland
Melbourne
Miami(5)
Ocala
Orlando(4)
Palm Beach(7)
Pensacola
Sarasota
Tallahassee
Tampa(3)

GEORGIA
Albany
Athens
Atlanta(16)
Augusta
Columbus
Macon(2)
Savannah

ILLINOIS
Bloomington
Champaign
Chicago(14)

INDIANA
Evansville
Indianapolis(5)
South Bend
West Lafayette

IOWA
Cedar Rapids
Des Moines
Davenport

KANSAS
Kansas City(4)
Lawrence
Topeka
Wichita(2)

KENTUCKY
Fort Mitchell
Frankfort
Lexington
Louisville(3)
Owensboro

LOUISIANA
Alexandria
Baton Rouge(2)
Hammond
Lafayette
Lake Charles
Monroe
New Orleans(7)
Shreveport

MARYLAND
Annapolis(3)
Baltimore(5)
Washington, D.C.(4)

MASSACHUSETTS
Boston
Seekonk
Springfield

MICHIGAN
Detroit(5)
Grand Rapids(2)
Kalamazoo
Lansing

MINNESOTA
Minn/St. Paul(7)
Rochester
St. Cloud

MISSISSIPPI
Gulfport(2)
Hattiesburg
Jackson

MISSOURI
Columbia
Kansas City(3)
St. Joseph
St. Louis(5)
Springfield

NEBRASKA
Lincoln
Omaha(2)

NEVADA
Las Vegas(5)
Reno(2)

NEW JERSEY
Middlesex
Monmouth(3)
Morris
Ocean
Somerset(2)

NEW HAMPSHIRE
Manchester

NEW MEXICO
Albuquerque(2)
Las Cruces
Santa Fe

NEW YORK
Albany(3)
Poughkeepsie

NORTH CAROLINA
Asheville
Charlotte(3)
Durham
Gastonia
Greensboro
Jamestown
Raleigh(4)
Wilmington
Winston-Salem

OHIO
Canton
Cincinnati(4)
Cleveland(5)
Columbus(4)
Dayton(3)

OKLAHOMA
Lawton
Norman
Oklahoma City(4)
Tulsa(2)

OREGON
Portland(4)

PENNSYLVANIA
Harrisburg(2)
Philadelphia(2)

RHODE ISLAND
Providence

SOUTH CAROLINA
Charleston(4)
Columbia(2)
Florence
Greenville
Hilton Head
Myrtle Beach
Rock Hill
Spartanburg

SOUTH DAKOTA
Sioux Falls

TENNESSEE
Chattanooga(2)
Johnson City
Knoxville(3)
Memphis(4)
Nashville(2)

TEXAS
Abilene
Amarillo
Austin(6)
Beaumont
Bryan
Corpus Christi
Dallas(18)
El Paso(2)
Ft. Worth(9)
Houston(16)
Longview
Lubbock
McAllen
Midland
San Angelo

San Antonio(6)
Texarkana
Tyler
Waco
Wichita Falls

UTAH
Ogden
Orem
Salt Lake City

VIRGINIA
Charlottesville
Fredicksburg
Lynchburg
Newport
Norfolk
Richmond(3)
Roanoke
Virginia Beach
Washington, D.C.(8)

WASHINGTON
Seattle(2)

WISCONSIN
Appleton
Madison
Milwaukee(2)

WYOMING
Cheyenne

Distribution

        An important aspect of our success involves our ability to sort and distribute inventory quickly and efficiently. All of our merchandise is ordered, received, inspected, counted, priced, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sales event strategy, we ship most of our merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish existing merchandise during a sales event.

        In 2001, we improved our automation systems, reconfigured and expanded our distribution equipment and facilities and installed truck loading equipment in order to increase our processing, sorting and shipping capacity and provide growth capacity for the next several years. We have also cut the time merchandise remains in our distribution center from several months to just a few weeks and have increased store deliveries from 14 to 28 times per year, all of which has allowed us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. The increased number of shipments also allows our stores to process shipments more effectively and restock their shelves with new merchandise during sales events.

        We use a bar-coded location system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

        We use common and contract carriers to distribute merchandise to our stores.

Management Information Systems

        We have invested significant resources in computers, bar code scanners and radio frequency terminals, software programming and related equipment, technology and training, and we will continue to update these systems as necessary. We maintain a corporate local area network computer system, which integrates purchase orders, imports, transportation, distribution, point of sale and financial systems and enables us to efficiently control and process our inventory.

        At the store level, we have IBM computer-based registers that capture daily sales data at the SKU level. Sales information, inventory information, open to buy, and other operational data is distributed daily to all levels of management and to the individuals or groups that have responsibility for specific segments of the business.

Competition

        We believe the principal factors by which we compete are price and product offering. We believe we compete effectively by pricing the merchandise we sell at 50% to 80% below department and specialty store prices and by offering a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores and specialty and catalog retailers, which sell, among other products, home furnishing and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

        We are distinguishable from our competitors in several other respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at suitable prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our focus is on upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, unlike other closeout retailers which operate on a year-round basis, we operate on a sales event basis. We believe that our periodic schedule of openings and closings creates a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Employees

        At December 31, 2001, we employed 1,597 persons on a full-time basis and 5,557 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Trademarks and Tradenames

        We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office.

Corporate Information

        Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 14621 Inwood Road, Addison, Texas 75001, and our telephone number is (972) 387-3562.

Risk Factors

        The value of our business is subject to the significant risks inherent in our business. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also affect our business operations. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose all or part of your investment.

Risks Related to Our Business

We face a number of risks in opening new stores.

        As part of our growth strategy, we intend to continue to increase our total number of stores. To do so successfully, we must open stores in new and existing markets and operate these stores on a profitable basis. We increased our store base by 35 stores in 1999, 49 in 2000 and 38 in 2001 and currently plan to increase our store base by at least 45 stores in 2002. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure you that any new store will obtain similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

  •
  the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets;

  •
  the competition for suitable store sites;

  •
  our ability to negotiate favorable lease terms with landlords;

  •
  our ability to obtain governmental and other third-party consents, permits and licenses needed to operate our stores;

  •
  the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;

  •
  the availability of adequate management and financial resources to properly manage an increased number of stores;

  •
  our ability to adapt our distribution and other operational and management systems to an expanded network of stores; and

  •
  our ability to attract customers and generate sales sufficient to operate new stores profitably.

        We opened our first stores in the Seattle, Washington and Manchester, New Hampshire markets during 2001 and intend to enter into additional new markets in 2002 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Poor economic conditions affect consumer spending and may significantly harm our business.

        The success of our business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that we offer, including, among other things:

  •
  the general state of the economy;

  •
  general business conditions;

  •
  the level of consumer debt;

  •
  interest rates;

  •
  tax rates and policies;

  •
  war, terrorism and other hostilities; and

  •
  consumer confidence in future economic conditions.

        The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for our discretionary items and may force us to take significant inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition.

Our business and results of operations are subject to a broad range of uncertainties arising out of the recent terrorist attacks on the United States.

        Our business and results of operations are subject to uncertainties arising out of the hijackings of airplanes and terrorist attacks in New York City and Washington, D.C. These uncertainties may include the potential worsening or extension of the current global economic slowdown, changes in consumer spending or travel and the economic consequences of military action or additional terrorist activities. We sell luggage and other travel related merchandise, and we experienced a decrease in sales of these products as airline travel decreased following the attacks. While the terrorist attacks did impact our results of operations during the fourth quarter of 2001, we cannot determine if the attacks or any future events arising as a result of terrorist activity will have a material impact on our business, results of operations and financial condition in the future.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

        The retail home furnishings industry is intensely competitive. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Many of these competitors have substantially greater financial resources that may allow them to initiate and sustain aggressive price competition. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:

  •
  increased operational efficiencies of competitors;

  •
  competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability, such as the 2001 holiday shopping season;

  •
  expansion by existing competitors;

  •
  entry by new competitors into markets in which we currently operate; and

  •
  adoption by existing competitors of innovative store formats or retail sales methods, including e-commerce.

        We cannot assure you that we will be able to continue to compete successfully with our existing or with new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business.

We must continuously attract buying opportunities for closeout merchandise and anticipate consumer demand as closeout merchandise becomes available.

        By its nature, specific closeout merchandise items are available from manufacturers or vendors generally only on a one-time basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortages of closeout merchandise in the near future, we cannot assure you that manufacturers or vendors will continue to make closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. Our inability to acquire suitable merchandise in the future or to accurately anticipate consumer demand for such merchandise would have a material adverse effect on our business, results of operations and financial condition.

The loss of, or disruption in, our centralized distribution center would have a material adverse effect on our business and operations.

        All of our inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well positioned to support our expansion plans, we cannot assure you that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores.

        Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason or if we incur higher costs and longer lead times in connection with a disruption at our distribution center.

The loss or departure of one or more members of our senior management could have a material adverse effect on our business.

        Our future performance will depend in large part upon the efforts and abilities of our senior management, particularly Kathleen Mason, our Chief Executive Officer, and our other key employees, including our buyers. The loss of service of these persons could have a material adverse effect on our business and future prospects. We do not maintain key person life insurance for Ms. Mason or our other senior management.

We incurred substantial indebtedness in connection with our recapitalization in 1997 that has imposed restrictions on our operations.

        We incurred substantial indebtedness in connection with a recapitalization of our company in December 1997 in which Madison Dearborn Capital Partners II, L.P., some of the members of our management at that time and other unaffiliated investors acquired substantially all of our outstanding capital stock. As of December 31, 1997, we had total indebtedness of $215.0 million and as of December 31, 2001, we had total indebtedness of $166.2 million. We may also incur additional debt from time to time to finance working capital, capital expenditures and other general corporate purposes.

        Our indebtedness could have important consequences to our business. For example, it could:

  •
  increase our vulnerability to adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds.

        In addition, failing to comply with our debt covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on external funding sources which may not make available to us sufficient funds when we need them.

        We, like other retailers, rely significantly on external funding sources to finance our operations and growth. Although we currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital requirements for at least the next 12 months, our revolving credit facility and one of our term loans mature in December 2002. We intend to refinance our revolving credit facility and our maturing term loan by obtaining additional capital from current or third party sources. Our ability to refinance this indebtedness is dependent upon our future operating performance, general economic and competitive conditions and financial, business and other factors, many of which we cannot control. Our inability to refinance our indebtedness on terms acceptable to us could have a material adverse effect on our business, results of operations and financial condition.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

        We purchase imported products to sell in our stores. Merchandise imported directly from overseas manufacturers accounts for approximately 30% of our total purchases. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include:

  •
  disruptions in the shipping of imported products because of factors such as:

  —
  raw material shortages, work stoppages, strikes and political unrest;

  —
  problems with oceanic shipping, including shipping container shortages;

  —
  increased inspections of import shipments or other factors causing delays in shipments;

  —
  economic crises, international disputes and wars; and

  •
  increases in the cost of purchasing or shipping foreign merchandise resulting from:

  —
  loss of "most favored nation" trading status by the United States in relation to a particular foreign country;

  —
  import duties, import quotas and other trade sanctions; and

  —
  increases in shipping rates.

        The products we buy abroad are often priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" for more information about our foreign currency exchange rate exposure and hedging activities.

Risks Related to Our Common Stock

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our common stock.

        Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated during the fourth quarter, which includes the holiday shopping season. Net sales in the fourth quarters of 1999, 2000 and 2001 accounted for 40.1%, 37.9% and 39.8%, respectively, of annual net sales for such years. Operating income for the fourth quarters of 1999, 2000 and 2001 accounted for approximately 58.6%, 44.1% and 66.7%, respectively, of annual operating income for such years. Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year will have a material adverse effect on our annual results of operations. Our quarterly results of operations also may fluctuate significantly based on such factors as:

  •
  the timing of new store openings;

  •
  the amount of net sales contributed by new and existing stores;

  •
  the timing of certain holidays and sales events;

  •
  changes in our merchandise mix;

  •
  general economic, industry and weather conditions that affect consumer spending; and

  •
  actions of competitors.

A failure to grow or maintain our comparable store sales may adversely affect our stock price and impact our results of operations.

        A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

  •
  competition;

  •
  general regional and national economic conditions;

  •
  consumer trends;

  •
  changes in our merchandise mix;

  •
  our ability to distribute merchandise efficiently to our stores;

  •
  timing of promotional events;

  •
  new merchandise introductions; and

  •
  our ability to execute our business strategy effectively.

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales increased 13.3% in 1999 and 8.8% in 2000, but declined 0.3% in 2001. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could cause the price of our common stock to decrease significantly and could have a material adverse effect on our results of operations.

Our largest stockholder controls us, which substantially limits the rights of other stockholders.

        Madison Dearborn owns a majority of our shares of voting stock and, accordingly, has the power to elect all of our directors and approve any action requiring the approval of our stockholders,

including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Provisions of our certificate of incorporation could discourage potential acquisition proposals and could deter or prevent a change in control.

        Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, to issue shares of preferred stock in one or more series without stockholder approval. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding common stock.

Item 2. Properties

        Stores.    We lease all of our stores from unaffiliated third parties, except that we own one store located adjacent to our corporate headquarters. At December 31, 2001, the remaining terms of our store leases ranged from three months to approximately ten years. The average initial term of a store lease is approximately five years. We intend to lease all of our new stores from unaffiliated third parties. See also "Business—Stores and Store Operations" above.

        Distribution Facilities and Corporate Headquarters.    We own approximately 906,000 square feet of building space in the Dallas, Texas metropolitan area, which includes 282,000 square feet that we acquired in January 2002 for approximately $11 million. This space houses our corporate offices, our distribution center and one store. We also lease an additional 391,000 square feet of warehouse space near our corporate headquarters. The leases related to this warehouse space expire at various times through 2007, subject to renewal options. We believe our current distribution facilities, coupled with our plans to expand our recently-acquired warehouse space by 375,000 square feet in 2002, are adequate to meet our requirements for the next several years. We, however, will need to acquire or lease additional warehouse space in approximately four to five years to accommodate our distribution requirements as our store base grows.

Item 3. Legal Proceedings

        We are not aware of any legal proceedings pending or threatened against us that we expect would have a material adverse effect on our financial condition or results of operations.

        During 2000 and 2001, Tuesday Morning was named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorneys fees and costs. We intend to vigorously defend these actions.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

PART II

Item 5. Market Price of Registrant's Common Stock and Related Shareholder Matters

        Our common stock has traded on the Nasdaq National Market since our initial public offering on April 22, 1999, under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2000
First quarter	$18.219	$9.625
Second quarter	$15.125	$7.875
Third quarter	$15.000	$7.063
Fourth quarter	$7.938	$3.500
Year Ended December 31, 2001
First quarter	$10.313	$5.063
Second quarter	$14.360	$9.063
Third quarter	$14.180	$8.762
Fourth quarter	$20.800	$8.550
Year Ended December 31, 2002
First quarter (through March 18, 2002)	$22.870	$13.600

        On March 18, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $20.93 per share. As of March 15, 2002, there were approximately 27 holders of record and an estimated 2,500 beneficial owners of our common stock.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, our senior credit facility prohibits the payment of dividends and the indenture governing our senior subordinated notes limits the payment of dividends.

Item 6. Selected Consolidated Financial and Operating Data

        The following table sets forth the selected consolidated financial and operating data for, and as of the end of, each of the five years ended December 31, 2001. The statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition

and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$327,307	$396,095	$488,866	$586,867	$642,398
Cost of sales	208,432	257,037	312,106	389,967	421,703

Gross profit	118,875	139,058	176,760	196,900	220,695
Selling, general and administrative expenses	82,939	94,843	111,173	134,063	152,119
Recapitalization fees and expenses(1)	33,960	129	—	—	—

Operating income	1,976	44,086	65,587	62,837	68,576
Net interest and other income (expense)	(2,294)	(22,726)	(20,164)	(23,537)	(18,505)

Income (loss) before income taxes	(318)	21,360	45,423	39,300	50,071
Income tax expense	3,246	8,208	17,164	14,733	19,127

Earnings before extraordinary item	(3,564)	13,152	28,259	24,567	30,944
Extraordinary item related to debt extinguishment net of tax	—	—	(3,048)	—	—

Net income (loss)	(3,564)	13,152	25,211	24,567	30,944
Preferred dividends	(57)	(10,966)	—	—	—

Net income (loss) available to common shareholders	$(3,621)	$2,186	$25,211	$24,567	$30,944

Earnings (loss) per share:
Basic	$(0.21)	$0.08	$0.49	$0.63	$0.78
Diluted	(0.21)	0.08	0.46	0.61	0.76
Weighted average shares outstanding:
Basic	65,394	26,369	34,958	39,278	39,673
Diluted	65,394	27,825	36,750	40,492	40,730
Operating Data:
Number of stores:
Beginning of period	286	315	347	382	431
Opened during period	31	35	44	54	43
Closed during period	(2)	(3)	(9)	(5)	(5)

Open at end of period	315	347	382	431	469

Comparable store sales increase (decrease)(2)	18.3%	12.1%	13.3%	8.8%	(0.3)%
Average sales per store(3)	$1,066,000	$1,171,000	$1,319,000	$1,416,000	$1,402,000
Inventory turnover(4)	1.82	2.01	2.09	1.97	2.43

	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Working capital	$61,233	$70,507	$89,504	$113,772	$90,772
Inventories	99,187	96,743	141,534	174,813	127,843
Total assets	168,924	155,319	203,716	243,147	259,007
Total debt, including current portion	214,977	205,197	175,792	187,025	166,205
Senior exchangeable redeemable preferred stock	24,661	28,231	—	—	—
Junior redeemable preferred stock	85,998	85,998	—	—	—
Junior perpetual preferred stock	1,930	1,930	—	—	—
Total shareholders' equity (deficit)	(219,874)	(217,623)	(35,948)	(11,157)	20,054

(1)
Recapitalization fees and expenses are related to the acquisition of substantially all of our common stock in December 1997 by Madison Dearborn Capital Partners II, L.P., other unaffiliated investors and some of the members of our management at that time and consisted of compensation paid in lieu of options of $25.0 million and fees and expenses of $9.0 million.

(2)
Comparable store sales are computed by comparing sales for stores open during the same sales event in the current and previous year. Only stores that are open for the full event are used in the computation. Stores that are relocated within a geographic market are considered the same store for purposes of the computation.

(3)
Average sales per store is the sum of the average of the sales per store for each quarter.

(4)
Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of quarter-end inventory levels throughout the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial and Operating Data" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

        We are a leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and, over the next 27 years, have grown nationwide, increasing our store base to 469 stores in 42 states as of December 31, 2001.

        Our destination-oriented retail format allows us to open stores in a wide range of locations, resulting in attractive lease rates compared to other retailers. In addition to our low real estate costs, we maintain low operating and depreciation costs due to our no-frills, self service format. Because we use low cost store fixtures and have low pre-opening costs, our new stores require a low initial investment. Last year, we spent an average of $273,000 per new store for capital expenditures, pre-opening costs and inventory net of payables. Our average new store generated sales of $1.3 million and operating income before home office expenses of $150,000 in 2001, representing a 55% return on investment.

Corporate History and Recent Initiatives

        Between 1986 and 1997, we were a publicly traded company. On December 29, 1997, Madison Dearborn, other unaffiliated investors and some of the members of our management at that time acquired substantially all of our outstanding capital stock in a recapitalization transaction. Despite significant debt after the recapitalization, we continued to operate profitably (excluding recapitalization fees and expenses in 1997) and to expand our store base. In April 1999, we completed an initial public offering of our common stock, and used substantially all of the proceeds to redeem a portion of the senior subordinated notes and all of the senior preferred stock that we issued in the recapitalization.

        From our initial public offering through 2000, we continued to expand our number of stores and experience strong sales growth. During this time, our warehouse inventory levels increased significantly above historical levels. In order to accommodate these higher inventory levels, we expanded the use of third party regional distribution centers. Our higher inventory levels and use of regional distribution centers resulted in additional handling, freight and distribution expenses, which negatively impacted our results of operations in 2000 and the first nine months of 2001.

        In July 2000, we recruited Kathleen Mason, our current President and Chief Executive Officer. Under Ms. Mason's direction we:

  •
  formalized internal sales and gross margin objectives to focus on profitability;

  •
  implemented new product procurement strategies, including purchasing and receiving inventory closer to the time of our sales events to avoid inventory build up;

  •
  implemented new supply chain and inventory management strategies to increase our capacity to receive, process and ship merchandise to better ensure product availability throughout a sales event;

  •
  implemented a more focused advertising strategy to reduce lead times for advertising and direct mail production and develop better formats to improve the effectiveness of our marketing;

  •
  upgraded existing management information systems to more effectively monitor store performance and improve merchandise flow into stores; and

  •
  increased our focus on branded merchandise.

        As a result of these and other initiatives, we were able to:

  •
  double our shipping and sorting capacity at our distribution center in the Dallas, Texas metropolitan area from approximately 400 to approximately 800 stores;

  •
  discontinue the use of all 16 third party regional distribution centers, consolidate existing warehousing and shipping in the Dallas metropolitan area and significantly reduce our handling, freight and distribution costs; and

  •
  decrease the time that merchandise is warehoused before being processed and shipped to stores, from 3 to 12 months in 2000 to 1 to 3 months in 2001.

        These operating improvements allowed us to:

  •
  increase inventory turns from 1.97 times in 2000 to 2.43 times in 2001 and reduce our overall inventory by $47.0 million, from $174.8 million at year end 2000 to $127.8 million at year end 2001;

  •
  increase our cash position by $61.4 million, from $20.9 million at year end 2000 to $82.3 million at year end 2001; and

  •
  reduce our interest bearing debt by $20.8 million, from $187.0 million at year end 2000 to $166.2 million at year end 2001.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Year Ended December 31,
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.8	66.4	65.6

Gross profit	36.2	33.6	34.4
Selling, general and administrative expenses	22.7	22.8	23.7

Operating income	13.5	10.8	10.7
Net interest and other income (expense)	4.1	4.0	2.9
Income tax expense	3.5	2.5	3.0

Net income	5.9%	4.3%	4.8%

Number of stores open at end of period	382	431	469

        We capitalize into inventory all merchandise costs and all costs incurred to purchase, distribute and deliver merchandise to our stores in order to more accurately match the cost of merchandise with the timing of its sale. These costs are included in cost of sales when the merchandise is sold. Other cost of sales components include merchandise discounts, shrink and damages, which are expensed as they are incurred. We value our store inventory using the retail method on a first-in, first-out basis and our warehouse inventory using the specific identification method.

        Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and home office costs. Increases in these expenses are attributable to increases in the number of stores, general price level increases and increases in variable expenses due to sales growth during sales events. A substantial portion of our selling, general and administrative expenses vary with sales or sales-related components. Variable expenses include:

  •
  payroll and waste expense, which vary due to shipments of merchandise to the stores;

  •
  rent expense, which has a variable component due to percentage rent;

  •
  advertising expense, which varies based upon sales plans; and

  •
  other expenses such as credit card fees, which vary in direct proportion to sales and usage.

        Our comparable store sales are computed by comparing sales for stores open during the same sales event in the current and previous year. Only stores that are open for the full event are used in the computation. Stores that are relocated within a geographic market are considered the same store for purposes of this computation.

2001 Compared to 2000

        Net sales increased $55.5 million, or 9.5%, to $642.4 million in 2001 from $586.9 million in 2000. The increase was attributable to sales from new stores, offset slightly by a 0.3% decrease in comparable store sales from 2000. Comparable store transactions increased 1.4%, offset by a decrease in comparable store average ticket. Average annual sales per store decreased by $14,000, or 1.0%, but remained at approximately $1.4 million in 2001.

        Gross profit increased $23.8 million, or 12.1%, to $220.7 million in 2001 from $196.9 million in 2000. This increase was attributable to the increase in our net sales combined with an increase in our gross profit percentage to 34.4% in 2001 from 33.6% in 2000. This 0.8% increase in our gross profit was the result of a 0.2% increase in initial margin, a 0.2% decrease in our distribution and freight expenses, a 0.1% decrease in our shrink and a 0.3% decrease in markdowns. Markdowns for 2000 were higher than our historical average and returned to a more normalized level in 2001.

        Selling, general and administrative expenses increased $18.0 million, or 13.4%, to $152.1 million in 2001 from $134.1 million in 2000. This increase was attributable to the addition of new stores, inflationary increases and increases in variable expenses. As a percentage of net sales, these expenses increased to 23.7% from 22.8% in 2000. The increased percentage was primarily the result of increases in store expenses of 0.7%. Store expenses increased 0.8% due to wage and benefit increases, 0.4% due to increase in rent and 0.2% due to utility costs. These increases were offset by a reduction of 0.7% in advertising costs.

        Net interest and other income (expense) decreased $5.0 million, or 21.3%, to $18.5 million in 2001 from $23.5 million in 2000. Approximately $1.3 million of the decrease was attributable to write-offs of excess and obsolete warehouse equipment in 2000. The remainder of the decrease was due to decreased borrowings related to decreased inventory as well as decreased interest rates during the year.

        Income tax expense increased $4.4 million, or 29.8%, to $19.1 million in 2001 from $14.7 million in 2000. This increase was due to increased earnings and an increase in our effective tax rate to 38.2% from 37.5%. This increase was attributable to increases in state income taxes due to higher levels of profitability in states with higher tax rates.

2000 Compared to 1999

        Net sales increased $98.0 million, or 20.0%, to $586.9 million in 2000 from $488.9 million in 1999. This increase was attributable to $45.7 million in sales from new stores and an 8.8% increase in comparable store sales. The increase in comparable store sales was the result of a 5.3% increase in the number of transactions and a 3.3% increase in the average transaction value per customer. Average annual sales per store increased approximately $100,000, or 7.4%, to $1.4 million in 2000 from $1.3 million in 1999.

        Gross profit increased $20.1 million, or 11.4%, to $196.9 million in 2000 from $176.8 million in 1999. This increase was due to the increase in our net sales, offset by a decrease in our gross profit percentage from 36.2% in 1999 to 33.6% in 2000. This 2.6% decrease in gross profit percentage was the result of a 1.8% increase in distribution expenses, 0.2% increase in shrink and 1.1% increase in markdowns including those related to discontinuing certain merchandise categories. These increases were partially offset by a 0.6% improvement in initial margin due to a more favorable merchandise mix. Higher distribution expenses resulted from higher inventory levels leading to additional handling and freight expenses at third party regional distribution centers.

        Selling, general and administrative expenses increased $22.9 million, or 20.6%, to $134.1 million in 2000 from $111.2 million in 1999. This increase was attributable to the addition of new stores, inflationary increases and increases in variable sales expenses. A large portion of these expenses were variable, as described above. As a percentage of net sales, these expenses were essentially unchanged.

        Net interest and other income (expense) increased $3.3 million, or 16.3%, to $23.5 million in 2000 from $20.2 million in 1999 due to higher borrowings related to increased inventory levels and higher interest rates. Approximately $1.3 million of this increase was related to write-offs of excess and obsolete warehouse equipment related to the third party regional distribution centers.

        Income tax expense decreased $2.5 million, or 14.5%, to $14.7 million in 2000 from $17.2 million in 1999. This decrease was due to lower levels of income in 2000 as compared to 1999. Our effective income tax rate was 37.5% in 2000 and 37.8% in 1999.

Liquidity and Capital Resources

        We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor do we have material transactions or commitments involving related persons or entities.

        Net cash flows provided from operating activities in 1999, 2000 and 2001 were $8.2 million, $2.4 million, and $91.5 million, respectively. The decrease in 2000 was attributable to an increase in inventory caused by earlier than normal receipts of inventory for the first sales event of 2001. Payment for much of this inventory was required in 2000. The increase in 2001 was attributable to a decrease in inventory resulting from the changes in our product procurement strategies described above, as well as an increase in our accounts payable to inventory ratio. Cash and cash equivalents as of December 31, 1999, 2000 and 2001 were $19.8 million, $20.9 million and $82.3 million, respectively.

        Capital expenditures, principally associated with new store openings and distribution center systems enhancements, were $14.0 million, $11.1 million and $9.6 million for 1999, 2000 and 2001, respectively. In 1999, we spent $6.5 million to purchase a warehouse that we previously leased. In 2002, we expect to spend approximately $30 million for capital expenditures. We have spent approximately $11.0 million of this amount to purchase an additional warehouse that we previously leased and expect to spend an additional $6.5 million this year to expand this facility.

        As part of our recapitalization on December 29, 1997, we entered into a senior credit facility, which initially consisted of $110.0 million in term loans and a $90.0 million revolving credit facility. In July 2000, we renegotiated the terms of the senior credit facility to provide for an additional $25 million in the Term A loan and an additional $35 million in the revolving credit facility. At December 31, 2001, we had $91.8 million outstanding under the term loans ($32.1 million under the Term A loans and $59.8 million under the Term B loans) and no amounts outstanding under the revolving credit facility. At December 30, 2000, we had $111.0 million outstanding under the term loans ($50.6 million under the Term A loans and $60.4 million under the Term B loans) and no amount outstanding under the revolving credit facility.

        Availability under the revolving credit facility is based on eligible inventory and was $55.6 million at December 31, 2001 and $76.0 million at December 31, 2000. The Term A loan and the revolving credit facility loans will mature in December 2002, and the Term B loan will mature in December 2004. For 30 consecutive days during each 12-month period beginning on April 1 of each year, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $15.0 million.

        Our indebtedness under the senior credit facility is secured by a lien on our inventory, tangible personal property and a second mortgage on our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries. We have granted a first lien on all of our owned real property to our real estate lender to secure the repayment of notes which had balances of approximately $5.4 million at December 31, 2001 and $7.1 million at December 31, 2000.

        On September 25, 2001, we amended our senior credit facility to allow us to (1) repurchase, redeem or otherwise acquire from time to time up to $25 million of our outstanding senior subordinated notes, (2) purchase a property we had been leasing and construct an additional 375,000 square feet of distribution space in the Dallas, Texas metropolitan area, for a total cost not to exceed $22 million and (3) amend some of the financial covenants contained in our senior credit agreement to take into account the timing of our sales events in 2001.

        The instruments governing our indebtedness, including the senior credit facility and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, our ability and our subsidiaries' ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, make capital expenditures, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our or our subsidiaries' assets.

        On December 29, 1997, Madison Dearborn, some of the members of our existing management team and other unaffiliated investors acquired substantially all of our outstanding capital stock in a recapitalization transaction. In conjunction with that transaction, we issued $85.9 million of junior redeemable preferred stock, $1.9 million of junior perpetual preferred stock, $25.0 million of senior exchangeable preferred stock and $100.0 million principal amount of senior subordinated notes.

        In March 1999, we offered to exchange all of our outstanding shares of junior redeemable preferred stock and junior perpetual preferred stock for shares of our common stock, subject to the consummation of the initial public offering of our common stock in April 1999. Holders of $89.9 million of junior redeemable preferred stock and $0.6 million of junior perpetual preferred stock (such amounts representing the liquidation value of the shares plus accrued but unpaid dividends) elected to exchange their shares of preferred stock for a number of shares of common stock equal to these amounts divided by the per share offering price of the common stock in our initial public offering, net of underwriting discounts. Holders of $5.8 million of junior redeemable preferred stock and $1.6 million of junior perpetual preferred stock elected not to exchange their shares for common stock. We redeemed these shares in connection with our initial public offering for a redemption price equal to approximately $1,112 per share (representing the liquidation value of the shares plus accrued but unpaid dividends).

        In addition, we used a portion of the net proceeds from the initial public offering to redeem all of our outstanding senior exchangeable redeemable preferred stock at an aggregate redemption price of approximately $33.9 million. We also used approximately $34.4 million of the net proceeds from the offering to redeem a portion of our senior subordinated notes. After the application of the net proceeds from the initial public offering, we had no shares of preferred stock outstanding and $69.0 million principal amount of the senior subordinated notes outstanding.

        We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled principal and interest payments through 2002. Later this year, we intend to refinance our Term A loan and our revolving credit facility, both of which mature in December 2002. Although our ability to refinance this indebtedness is dependent upon our future operating performance, general economic and competitive conditions and financial, business and other factors, many of which we cannot control, we presently anticipate that we will be able to do so on terms acceptable to us.

Inventory

        As a result of our recent initiatives in purchasing and distribution discussed above, our inventory decreased from $174.8 million as of December 31, 2000 to $127.8 million as of December 31, 2001, a decrease of $47.0 million. The decrease in inventory is comprised of a $50.0 million decrease in warehouse inventory offset by a $3.0 million increase in store inventory. At December 31, 2001, 68.1% of our total inventory was in our stores versus 48.1% at December 31, 2000. These inventory reductions were the result of an improved flow of merchandise and more consistent shipments to our stores. In addition to reducing inventory levels, the aging of the merchandise in our stores has improved, allowing us to offer fresher merchandise to our customers.

	Total Inventory Levels as of December 31,
	1999	2000	2001
	(dollars in thousands)
Stores	$71,400	$84,000	$87,000
Warehouse	70,100	90,800	40,800

Total Inventory	$141,500	$174,800	$127,800

	Per Store Inventory Levels as of December 31,
	1999	2000	2001
	(dollars in thousands)
Stores	$187	$195	$186
Warehouse	184	211	87

Total Per Store Inventory	$371	$406	$273

Store Count	382	431	469

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data as a percentage of net sales for the eight quarters ended December 31, 2001. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.0	33.7	34.1	30.9
Operating income	9.3	9.4	10.1	12.5
Net income	2.6	3.4	3.3	5.9
Number of stores open at end of period	380	405	415	431
	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.6	31.1	33.1	35.5
Operating income	7.5	5.9	4.5	17.9
Net income	1.7	1.6	0.6	10.1
Number of stores open at end of period	441	451	461	469

        Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic conditions. The timing of sales events could impact the weighting of sales between quarters. For example, the opening day of our sixth sales event fell in the third quarter of 2000 and in the fourth quarter of 2001.

        We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and most of our operating income being generated in the fourth quarter, which includes the holiday selling season. Net sales in the fourth quarter accounted for approximately 40% of annual net sales in each of the last three years, and operating income for the fourth quarters of 1999, 2000 and 2001 accounted for approximately 58.6%, 44.1% and 66.7%, respectively, of annual operating income for such years.

Inflation

        In our opinion, inflation has not had a material effect on our results of operations. We cannot assure you, however, that inflation will not materially affect us in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2001, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    The objective of our financial risk management is to minimize the negative impact of foreign currency exchange and interest rate fluctuations on our earnings, cash flows and equity. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions. We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates. During 2001, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor's currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the income statement and were immaterial to us as a whole in 2001 and are offset by corresponding changes in our merchandise cost. At December 31, 2001, we had outstanding forward foreign currency contracts to purchase approximately $254 thousand of Euros with maturities ranging between two and 120 days.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2001, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

        The table below provides information about our forward foreign currency contracts that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency:

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Weighted Average Contract Exchange Rate	Fair Value
Euro	$254	0.9103	$248

You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 10 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

        Interest Rates.    We had both fixed-rate and variable-rate debt as of December 31, 2001. We do not hold any derivatives related to interest rate exposure for any of our debt facilities.

        The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed rate and our floating-rate debt approximates carrying value.

        The table below provides information about our debt obligations that are sensitive to changes in interest rates:

Expected Maturity
(In thousands)

	Year Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Long Term Debt: Variable Rate	$53,059	$1,068	$40,154	$650	$650	$1,624	$97,205
Average Interest Rate(1)	8.27%	8.27%	8.27%	9.10%	9.10%	9.10%
Fixed Rate	$—	$—	$—	$—	$—	$69,000	$69,000
Average Interest Rate	11.00%	11.00%	11.00%	11.00%	11.00%	11.00%

(1)
The source of the average interest rate is based upon average rates provided by Fleet Boston Financial.

You can find more information about our debt in Notes 4 and 10 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Public Accountants are included in this Form 10-K

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10 is incorporated herein by reference to the disclosure found under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2002.

Item 11. Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the disclosure found under the captions "Executive Compensation," "Option Grants During Fiscal 2001," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 is incorporated herein by reference to the disclosure found under the caption "Beneficial Ownership of Common Stock" in our proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2002.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item 13 is incorporated herein by reference to the disclosure found under the caption "Certain Relationships and Related Transactions" in our proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form 10-K.

  (1)
  Financial Statements:

      The list of financial statements required by this item is set forth in Item 8.

    (2)
    Financial Statement Schedules:

      All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Form 10-K.

    (3)
    Exhibits:

2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Registrant, Tuesday Morning Acquisition Corp. ("Merger Sub") and Madison Dearborn Capital Partners II, L.P. ("MDP") (1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Registrant, Merger Sub and MDP. (1)
3.1	Certificate of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (2)
3.3	Certificate of Designation of the Registrant. (1)
3.4	By-laws of the Registrant (1)
4.1	Indenture, dated as of December 29, 1997, by and between the Registrant and the Subsidiary Guarantors and Harris Trust and Savings Bank, as trustee, including form of note (1)
4.2	Indenture, dated as of December 29, 1997, by and between the Registrant and the Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)
4.3	Registration Rights Agreement, dated as of December 29, 1997, by and among the Registrant, the Subsidiary Guarantors and the Initial Purchasers. (1)
4.4	First Amended and Restated Credit Agreement, dated as of December 29, 1997 amended and restated as of July 7, 2000, among the Registrant, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Lenders that is a signatory, thereto, BT Alex Brown, as Agent and Fleet National Bank, as Administrative Agent. (3)
4.5	Amendment No. 1 to First Amended and Restated Credit Agreement (4)
10.1	Subscription Agreement, dated as of December 26, 1997, by and between Merger Sub and each of the investors listed on the Schedule of Subscribers attached thereto. (1)
10.2	Subscription Agreement, dated as of December 29, 1997, by and between the Registrant and Madison Dearborn. (1)
10.3	1997 Long-Term Equity Incentive Plan of the Registrant. †(1)
10.4	Stockholders Agreement, dated as of December 29, 1997, by and among the Registrant, MDP and the executives listed on Schedule 1 attached thereto. (1)
10.5	1999 Employee Stock Purchase Plan. †(2)

10.6	Employment Agreement, dated as of July 25, 2000, by and between the Registrant and Kathleen Mason. †(5)
21.1	Subsidiaries of the Registrant. (2)
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants
99.1	Letter of the Registrant, addressed to the Commission, regarding representations to the Registrant from Arthur Andersen LLP.

    †
    Management contract or compensatory plan or arrangement.

    (1)
    Incorporated by reference to the corresponding exhibits of the Registrant's Registration Statement on Form S-4 (File No. 333-46017).

    (2)
    Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-1 (File No. 333-74365).

    (3)
    Incorporated by reference to Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    (4)
    Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2001.

    (5)
    Incorporated by reference to Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  (b)
  Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

        Separate financial statements of the subsidiaries of Tuesday Morning Corporation which are guarantors under the indenture governing the senior subordinated notes of Tuesday Morning Corporation (the "Subsidiary Guarantors") are not presented herein because the parent company has no operations or assets separate from its investment in the Subsidiary Guarantors, the Subsidiary Guarantors are wholly owned and represent all of the direct and/or indirect subsidiaries of the parent company and the guarantees of the Subsidiary Guarantors are full and unconditional and joint and several with the other Subsidiary Guarantors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

Tuesday Morning Corporation:

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation, a Delaware corporation, and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tuesday Morning Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Dallas, Texas
February 19, 2002

Tuesday Morning Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	As of December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$82,270	$20,886
Inventories	127,843	174,813
Prepaid expenses	2,967	2,458
Deferred income taxes (note 5)	8	—
Other current assets	496	1,102

Total current assets	213,584	199,259

Property and equipment, at cost (notes 2 & 3)	90,217	81,038
Less accumulated depreciation	(49,279)	(43,552)

Net property and equipment	40,938	37,486

Due from officers (note 11).	175	356
Deferred financing costs	3,905	5,691
Other assets	405	355

Total Assets	$259,007	$243,147

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Installments of mortgages (note 3)	$1,160	$1,671
Installments of notes payable (note 4)	51,899	19,148
Accounts payable	38,437	43,241
Accrued liabilities:
Sales tax	5,427	4,020
Interest	539	1,120
Other	12,023	10,166
Deferred income taxes (note 5)	—	666
Income taxes payable (note 5)	13,327	5,455

Total current liabilities	122,812	85,487

Mortgages on land, buildings and equipment, excluding current portion (note 3)	4,224	5,385
Notes payable, excluding current portion (note 4)	108,922	160,821
Deferred income taxes (note 5)	2,995	2,611

Total Liabilities	238,953	254,304

Commitments and contingencies (notes 4, 8, 10, 11 and 12)
Shareholders' equity (deficit) (note 7):
Common stock, par value $.01 per share, authorized 100,000,000 shares; 39,771,654 and 39,562,547 shares issued and outstanding at December 31, 2001 and 2000, respectively	398	395
Additional paid-in capital	172,176	171,882
Retained deficit	(152,614)	(183,558)
Accumulated other comprehensive income	94	124

Total Shareholders' Equity (Deficit)	20,054	(11,157)

Total Liabilities and Shareholders' Equity (Deficit)	$259,007	$243,147

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Net sales	$642,398	$586,867	$488,866
Cost of sales	421,703	389,967	312,106

Gross profit	220,695	196,900	176,760
Selling, general and administrative expenses	152,119	134,063	111,173

Operating profit	68,576	62,837	65,587
Other income (expense):
Interest income	237	119	415
Interest expense.	(19,312)	(22,962)	(21,311)
Other income (expense)	570	(694)	732

	(18,505)	(23,537)	(20,164)

Net earnings before income taxes and extraordinary item	50,071	39,300	45,423
Income tax expense	19,127	14,733	17,164

Net earnings before extraordinary item	30,944	24,567	28,259

Extraordinary item related to debt extinguishment (net of tax benefit of $1,641).	—	—	(3,048)

Net earnings	$30,944	$24,567	$25,211

Earnings Per Share
Earnings before extraordinary item	$30,944	$24,567	$28,259
Dividends on and accretion of preferred stock	—	—	(3,749)
Premium on redemption of senior preferred stock	—	—	(4,345)

Earnings available to common shareholders	30,944	24,567	20,165
Extraordinary item related to debt extinguishment (net of tax)	—	—	(3,048)

Net earnings available to common shareholders	$30,944	$24,567	$17,117

Net earnings per common share—basic
Earnings available to common shareholders	$0.78	$0.63	$0.58
Extraordinary item related to debt extinguishment (net of tax)	—	—	(0.09)

Net earnings available to common shareholders	$0.78	$0.63	$0.49

Net earnings per common share—diluted
Earnings available to common shareholders	$0.76	$0.61	$0.55
Extraordinary item related to debt extinguishment (net of tax)	—	—	(0.09)

Net earnings available to common shareholders	$0.76	$0.61	$0.46

Weighted average number of common shares and common share equivalents outstanding:
Basic	39,673	39,278	34,958
Diluted	40,730	40,492	36,750

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
Years ended December 31, 2001, 2000 and 1999
(In thousands)

				Junior Perpetual Preferred Stock
	Common Stock
			Additional Paid-In Capital			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 1998	26,564	$266	$5,423	2	$1,930	$(225,242)	$—	$(217,623)
Net earnings	—	—	—	—	—	25,211	—	25,211
Dividends on junior and senior preferred stock	—	—	—	—	—	(3,739)	—	(3,739)
Accretion of discount on senior preferred stock	—	—	—	—	—	(10)	—	(10)
Shares issued in connection with employee stock option plan/stock purchase plan	288	2	84	—	—	—	—	86
Shares issued in connection with IPO, net of fees incurred	5,515	55	75,898	—	—	—	—	75,953
Redemption of junior preferred stock	—	—	—	—	(1,434)	—	—	(1,434)
Redemption of senior preferred stock	—	—	—	—	—	(4,345)	—	(4,345)
Shares issued in connection with conversion of junior preferred stock	6,481	65	90,384	(2)	(496)	—	—	89,953

Balance at December 31, 1999	38,848	388	171,789	—	—	(208,125)	—	(35,948)
Comprehensive income
Net earnings	—	—	—	—	—	24,567	—	24,567
Unrealized gain on securities	—	—	—	—	—	—	124	124

Total comprehensive income	—	—	—	—	—	24,567	124	24,691
Shares issued in connection with employee stock option plan/stock purchase plan	715	7	93	—	—	—	—	100

Balance at December 31, 2000	39,563	395	171,882	—	—	(183,558)	124	(11,157)
Comprehensive income
Net earnings	—	—	—	—	—	30,944	—	30,944
Unrealized loss on securities	—	—	—	—	—	—	(18)	(18)
Unrealized loss on foreign exchange contracts	—	—	—	—	—	—	(12)	(12)

Total comprehensive income	—	—	—	—	—	30,944	(30)	30,914
Shares issued in connection with employee stock option plan/stock purchase plan	209	3	294	—	—	—	—	297

Balance at December 31, 2001	39,772	$398	$172,176	—	$—	$(152,614)	$94	$20,054

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Net cash flows from operating activities:
Net earnings	$30,944	$24,567	$25,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,075	5,339	4,997
Amortization of financing fees	2,018	1,368	1,356
Extraordinary item, net of tax	—	—	3,048
Deferred income taxes	(290)	330	1,092
(Gain) on marketable securities	—	(92)	—
(Gain) Loss on disposal of fixed assets	(15)	1,292	13
Change in operating assets and liabilities:
Inventories	46,952	(33,279)	(44,791)
Prepaid expenses	(509)	(545)	(799)
Other current assets	589	357	(777)
Other assets	(50)	(28)	144
Accounts payable	(4,804)	3,750	16,410
Accrued liabilities	2,688	3,040	320
Income taxes payable	7,872	(3,713)	1,964

Total adjustments	60,526	(22,181)	(17,023)

Net cash provided by operating activities	91,470	2,386	8,188

Net cash flows from investing activities:
Loans to officers	(75)	(356)	—
Repayments of loans from officers	256	—	3,345
Proceeds from sale of assets	38	15	33
Capital expenditures.	(9,550)	(11,046)	(14,036)

Net cash used in investing activities	(9,331)	(11,387)	(10,658)

Net cash flows from financing activities:
Payment of debt and mortgages	(20,820)	(13,767)	(4,745)
Proceeds from increase in Senior Credit Facility	—	25,000	—
Payment of financing fees	(232)	(1,241)	—
Proceeds from mortgage	—	—	6,500
Partial redemption of Senior Subordinated Notes and prepayment premium	—	—	(34,410)
Principal payments under capital lease obligation	—	—	(161)
Proceeds from exercise of common stock options and stock purchase plan purchases	297	100	86
Redemption of Junior Preferred Stock	—	—	(7,382)
Redemption of Senior Exchangeable Redeemable Preferred Stock	—	—	(33,858)
Net proceeds from IPO	—	—	75,953

Net cash provided by (used in) financing activities	(20,755)	10,092	1,983

Net increase (decrease) in cash and cash equivalents	61,384	1,091	(487)
Cash and cash equivalents, beginning of period	20,886	19,795	20,282

Cash and cash equivalents, end of period	$82,270	$20,886	$19,795

Supplemental cash flow information:
Interest paid	$19,893	$22,657	$22,691
Income taxes paid.	11,783	18,387	14,491
Non-cash equity information:
Dividends Declared:
Junior Preferred Stock	—	—	2,469
Senior Exchangeable Redeemable Preferred Stock	—	—	1,270
Accretion of Senior Exchangeable Redeemable Preferred Stock	—	—	10
Premium on redemption of Senior Exchangeable Redeemable Preferred Stock	—	—	4,345
Non-cash items:
Conversion of Junior Perpetual Preferred Stock	—	—	553
Conversion of Junior Redeemable Preferred Stock	—	—	89,400
Accumulated Comprehensive Income	(30)	124	—

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company owned and operated 469 deep discount retail stores in 42 states at December 31, 2001 (431 and 382 stores at December 31, 2000 and 1999, respectively). The Company sells closeout home furnishings, gifts and related items, which it purchases at below wholesale prices. Company stores are open for periodic sales events, each of which lasts from three to five weeks.

        (a)  Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries: TMI Holdings, Inc., Tuesday Morning, Inc., Nights of the Week, Inc., Days of the Week, Inc., Tuesday Morning Partners, LTD., and Friday Morning, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

        (b)  Cash and Cash Equivalents—The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $74,864 at December 31, 2001 and $19,491 at December 31, 2000 are investments in money market funds. The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

        (c)  Inventories—Inventories are stated at the lower of cost or market using the retail inventory method on a first-in, first-out basis for the stores' inventory and the specific identification method for warehouse inventory. Buying, distribution, and freight costs are capitalized as part of inventory.

        (d)  Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Depreciable Lives
Buildings	30 years
Furniture and fixtures	7 years
Equipment	5 to 7 years

        Improvements to leased premises are amortized on a straight-line basis over the shorter of their useful lives or the term of the related lease.

        (e)  Deferred Financing Costs—Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized over the term of the related financing using the effective interest method.

        (f)    Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

        (g)  Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax.

        (h)  Pre-opening Costs—Pre-opening costs are expensed as incurred.

        (i)    Advertising—Costs for newspaper, radio and other media are expensed as the advertised events take place. Advertising expense for 2001, 2000 and 1999 was $25,271, $27,581, and $23,212, respectively.

        (j)    Use of Estimates—The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (k)  Foreign Currency Transactions—Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS No. 133 was immaterial to the Company's financial statements taken as a whole.

        The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates on merchandise purchases between the order and payment dates, approximately 2 to 6 months. The derivative instruments are designated as cash flow hedges. All foreign currency contracts are issued by one financial institution that is rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes. Net gain for 2001 totaled $16 while net losses for 2000 and 1999 totaled $216 and $91, respectively, and are included in the accompanying Consolidated Statements of Operations.

        (l)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. This has not had a material impact on the Company's financial position, results of operations or liquidity for the years presented.

        (m)  Stock Option Plan—The Company grants stock options to certain employees with stock option exercise price equal to the fair market value of the shares on the date of the grant. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123; therefore no compensation expense for the stock option grants has been recognized.

        (n)  Net Earnings Per Common Share—Basic net earnings per common share for the years ended December 31, 2001, 2000 and 1999 are calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted net earnings per common share for the years ended December 31, 2001, 2000 and 1999 are calculated by dividing net earnings available to common shareholders by the weighted average number of common shares and share equivalents, unless anti-dilutive, outstanding for each period. The difference between the Company's basic and diluted weighted average common shares outstanding is due to dilutive common stock options outstanding. See Notes 13 and 14.

        (o)  Recent Accounting Pronouncements—In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, for the disposal of a segment of a business (as defined in the Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years and interim periods beginning after December 15, 2001. The Company does not expect the adoption of this pronouncement to have a material impact on its financial condition or results of operations.

        (p)  Comprehensive Income—Comprehensive income represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The components of comprehensive income are reported in the Consolidated Statements of Shareholders' Equity (Deficit).

        (q)  Reclassifications—Certain prior year amounts may have been reclassified to conform to the current period presentation.

        (r)  Segment Accounting—The Company operates as one business segment. Operations at December 31, 2001 consisted of 469 retail stores in 42 states. These stores have a uniform format, uniform hours, the same event calendar and carry the same merchandise (quantities and patterns may vary). Merchandise categories are limited to home furnishings, housewares, gifts and related items. All merchandise is priced uniformly throughout the chain and is distributed from a central distribution system that allocates merchandise to the stores rather than allowing them to reorder.

        (s)  Off-balance Sheet Arrangements—The Company has no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have material transactions or commitments involving related persons or entities.

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at December 31, 2001 and 2000:

	2001	2000
Land	$4,374	$4,374
Buildings	20,798	20,554
Furniture and fixture	32,359	28,554
Equipment	28,781	23,999
Leasehold improvements	3,905	3,557

	90,217	81,038
Less accumulated depreciation	(49,279)	(43,552)

Net	$40,938	$37,486

(3) MORTGAGES ON LAND, BUILDINGS AND EQUIPMENT

        Mortgages consisted of the following at December 31, 2001 and 2000:

	2001	2000
Note payable to bank, in monthly installments of $85 plus interest	$510	$1,531
Note payable to bank, in monthly installments of $54 plus interest	4,874	5,525

Total	5,384	7,056
Less current installments	(1,160)	(1,671)

Total Long-Term	$4,224	$5,385

        The mortgage note with a remaining balance of $510 is secured by land and buildings and bears interest at LIBOR plus 2.13% (4.06% at December 31, 2001) with principal and interest due monthly. The note matures on June 10, 2002.

        In June 1999, the Company purchased a warehouse for $6,500 that it had been leasing. This was financed through a ten-year mortgage with a interest rate of LIBOR plus an applicable margin rate (3.27% at December 31, 2001) with principal and interest due monthly. This mortgage with a December 2001 balance of $4,874 matures June 3, 2009 and is secured by the land and buildings.

        In connection with these mortgages, the Company is limited to a maximum leverage ratio and is required to comply with other financial covenants. At December 31, 2001, the Company was in compliance with these covenants.

        The maturities of the mortgages are as follows:

Year	Amount
2002	$1,160
2003	650
2004	650
2005	650
2006	650
thereafter	1,624

Total	$5,384

(4) NOTES PAYABLE

        At December 31, 2001 and 2000, notes payable consisted of the following:

	2001	2000
Senior Credit Facility	$91,821	$110,969
Senior Subordinated Notes	69,000	69,000

Total	160,821	179,969
Less current portion	(51,899)	(19,148)

Total Long-Term	$108,922	$160,821

        Senior Credit Facility—In connection with the Recapitalization (see Note 7), the Company entered into a senior credit facility on December 29, 1997, which provided for (1) a revolving credit facility of $90,000 which, subject to certain conditions, could be increased to $115,000 and (2) a term loan facility totaling $110,000. This agreement is secured by a pledge of substantially all of the Company's assets.

        On July 5, 2000, the Company amended and restated its senior credit facility by increasing the Term A loans by $25,000 (from $28,000 outstanding to $53,000) and the availability under the revolving credit facility by $35,000 (from $90,000 to $125,000). The remaining terms of the indebtedness did not change; however, new financial covenants were established and interest rates were adjusted to reflect current market rates.

        On September 25, 2001, the Company amended its senior credit facility to allow it to (1) repurchase, redeem or otherwise acquire from time to time its outstanding senior subordinated notes up to an aggregate of $25,000, (2) purchase a property it had been leasing and construct an additional 375,000 square feet of distribution space in the Dallas, Texas metropolitan area for a total cost not to exceed $22,000 and (3) amend certain of the financial covenants contained in the senior credit agreement to take into account the timing of its sales events in 2001.

        The revolving credit facility terminates in December 2002 and requires a cleandown to less than $15,000 for thirty consecutive days during each twelve-month period beginning April 1, 1998. Borrowings are limited to the lesser of $90,000, subsequently amended to $125,000, or 50% (60% from July 1 to October 31 of each year) of eligible inventory, as defined. The availability is further reduced by the aggregate undrawn amount of outstanding letters of credit. At the Company's option, the amount borrowed bears interest at either LIBOR plus 2.25% or the lender's alternate base rate plus 1.25%. There is a provision within the agreement to reduce the margin on the interest rates as the leverage ratio is reduced.

        The term loan facility consists of Term A and Term B loans. Term A loans were originally $40,000 and mature in December 2002 and Term B loans were originally $70,000 and mature in December 2004. At the Company's option, Term A loans bear interest at LIBOR plus 2.25% or the alternate base rate plus 1.25%. Term B loans bear interest at LIBOR plus 3.25% or the alternate base rate plus 2.25%. The margin on the term loan interest rates is reduced as the leverage ratio is reduced.

        The Company had no balances outstanding related to the revolving credit facility at December 31, 2001. The remaining availability under the amended credit facility was $55,607 at December 31, 2001. As of December 31, 2001 and 2000, the Company had outstanding letters of credit of $1,200 and $706, respectively, primarily for insurance and inventory purchases.

        The total outstanding balances of Term A and B loans were $32,057 and $59,764 at December 31, 2001, and $50,585 and $60,384 at December 31, 2000. The interest rates on the Term A and B loans at December 31, 2001 were 4.15% and 5.15%, respectively, and at December 31, 2000 were 8.58% and

9.58%, respectively. The Company incurs commitment fees of up to 0.50% on the unused portion of the revolving credit facility. This rate also depends on the leverage ratio.

        Scheduled, mandatory principal payments for the Term A and B loans are as follows:

2002	$51,899
2003	418
2004	39,504

Total	$91,821

        The Company is allowed under the senior credit agreement to make voluntary prepayments of term loan principal. In addition, the Company is required to make additional principal payments if there is excess operating cash flow, as defined by the senior credit agreement. As a result of excess operating cash flow for the period ended December 31, 2001, an excess cash flow payment of $27,266, which is included in the current maturities set forth above, is to be made in 2002.

        The senior credit facility contains certain restrictive covenants which, among other things, require the Company to comply with certain financial covenants including limitations on dividends, indebtedness, and capital expenditures. As of December 31, 2001, the Company was in compliance with the covenants.

        Senior Subordinated Notes—The senior subordinated notes bear interest at 11.0% and are due on December 15, 2007. These notes are subordinated to any amounts outstanding under the senior credit facility. Interest is payable on June 15 and December 15 of each year. At any time prior to December 15, 2000, at the option of the Company, up to 35% of the outstanding aggregate face amount of the senior subordinated notes could have been redeemed at a redemption price of 111.00% using the proceeds of certain equity issuances. On May 18, 1999, the Company used proceeds from its initial public offering (see Note 7) to redeem $31,000 of the notes resulting in an extraordinary loss of $3,048 for early extinguishment of debt. Beginning December 15, 2002, the senior subordinated notes will be subject to redemption at the option of the Company in whole or in part, with proper notice at the redemption prices set forth below, plus accrued interest.

Twelve Month Period Beginning December 15	Percentage of Principal Amount
2002	105.50%
2003	103.67%
2004	101.83%
2005 and thereafter	100.00%

        The senior subordinated notes contain certain restrictive covenants, which among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions or make investments. As of December 31, 2001, the Company was in compliance with the covenants.

(5) INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 and consisted of:

	Current	Deferred	Total
Year ended December 31, 2001
U.S. Federal	$17,218	$(239)	$16,979
State, local and other	2,182	(34)	2,148

Total	$19,400	$(273)	$19,127

Year ended December 31, 2000
U.S. Federal	$13,264	$251	$13,515
State, local and other	1,139	79	1,218

Total	$14,403	$330	$14,733

Year ended December 31, 1999
U.S. Federal	$12,990	$775	$13,765
State, local and other	1,441	317	1,758

Total	$14,431	$1,092	$15,523

        A reconciliation of the expected Federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

	2001	2000	1999
Expected Federal income tax expense	$17,525	$13,755	$14,257
State income taxes, net of related Federal tax effect	1,367	792	1,143
Other, net	235	186	123

Total tax expense	$19,127	$14,733	$15,523

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 were as follows:

	2001	2000
Deferred tax assets:
Current:
Compensated absences	$438	$373
Percentage rent	303	294
Self insurance reserves	511	812
Other accrued liabilities	726	247

Total gross deferred assets	$1,978	$1,726

Deferred tax liabilities:
Current:
Inventory costs	$602	$1,252
Prepaid supplies	1,134	928
Other current	234	212
Non-current:
Property and equipment	2,995	2,600
Other non-current	—	11

Total gross deferred tax liabilities	4,965	5,003

Net deferred tax liability	$2,987	$3,277

        Management expects the deferred tax assets at December 31, 2001 to be fully recovered and the deferred tax liabilities at December 31, 2001 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2001 or 2000.

(6) REDEEMABLE PREFERRED STOCK

        Senior Preferred Stock—On December 29, 1997, in connection with the Recapitalization (see Note 7), the Company issued 250,000 units consisting of one share of Senior Exchangeable Redeemable Preferred Stock ("Senior Preferred Stock") and one share of common stock. The Senior Preferred Stock and common stock became separately transferable upon the effectiveness of the registration statement under the Securities Act of 1933 relating to the Senior Preferred Stock. The proceeds of $25,000 were allocated between Senior Preferred Stock and common stock based on the value of common stock issued on the transaction date. The Senior Preferred Stock earned cumulative dividends of 13.25% annually, payable quarterly. On or before December 15, 2002, dividends could, at the option of the Company, be paid either in cash or additional shares of Senior Preferred Stock. After December 15, 2002, dividends could only be paid in cash. Each share of Senior Preferred Stock was exchangeable at the Company's option into debentures, subject to certain conditions, equal to the liquidation value.

        As permitted by the terms of the Certificate of Designations creating the Senior Preferred Stock, on May 14, 1999, the Company redeemed for cash all the outstanding shares of Senior Preferred Stock within 20 days of its initial public offering of the Company's common stock at a redemption price per share equal to 113.25% of the aggregate liquidation value.

        Junior Preferred Stock—On December 29, 1997, in connection with the Recapitalization (see Note 7), the Company issued 85,998 shares of Junior Redeemable Preferred Stock (the "Junior Redeemable Preferred"). The Junior Redeemable Preferred earned cumulative dividends of 8% annually, payable quarterly. When paid, dividends were to be paid in cash. The Company had the option to redeem the Junior Redeemable Preferred at any time without premium or penalty. The Company was required to redeem the Junior Redeemable Preferred upon the earlier of December 29, 2010 or a sale of the Company. Also in connection with the Recapitalization, Junior Perpetual Preferred Stock (the "Junior Perpetual Preferred") totaling 1,930 shares were issued to certain members of management. The Junior Perpetual Preferred earned cumulative dividends of 8% annually, accrued quarterly. When paid, dividends were to be paid in cash. On April 22, 1999, in connection with the initial public offering of the Company's common stock, the Company redeemed a portion of the Junior Redeemable Preferred stock and Junior Perpetual Preferred stock. The remaining shares of Junior Redeemable Preferred and Junior Perpetual Preferred were converted into common stock.

(7) SHAREHOLDERS' EQUITY (DEFICIT)

        Recapitalization—On December 29, 1997, Madison Dearborn Capital Partners II, L.P. ("Madison Dearborn"), certain members of management, and certain unaffiliated investors acquired substantially all of the outstanding capital stock of the Company for an equity investment of $117,928 ("Recapitalization"). The equity investment consisted of an $85,388 investment by Madison Dearborn (comprised of $4,594 of common stock and $80,794 of Junior Redeemable Preferred), a $7,540 investment by certain members of management of the Company (comprised of $406 of common stock, $5,204 of Junior Redeemable Preferred and $1,930 of Junior Perpetual Preferred), and a $25,000 investment by certain unaffiliated investors in units consisting of Senior Preferred Stock and common stock. The Company used the proceeds from the equity investment and approximately $225,905 of aggregate proceeds from the financing described below to pay $324,896 as Recapitalization consideration and to pay $18,937 in transaction fees and expenses.

        On December 29, 1997, in connection with the Recapitalization, the Company repurchased and retired all previously outstanding common stock and stock options. All treasury shares were canceled. New common shares totaling 26,249,951 were issued to Madison Dearborn, certain members of management and certain unaffiliated investors. Junior Perpetual Preferred totaling 1,930 shares were issued to certain members of management. Junior Redeemable Preferred totaling 85,998 shares were issued to Madison Dearborn and other unaffiliated investors.

        The Recapitalization consisted in part of $100,000 in financing from the sale of senior subordinated notes, and a $200,000 senior credit facility comprised of a $110,000 term loan facility and a $90,000 revolving credit facility which, subject to certain conditions, could be increased up to $115,000. Additional information on the senior credit facility and senior subordinated notes is contained in Note 4 above.

        The sources and uses of funds related to the Recapitalization are set forth as follows:

Sources of Funds:
Term loans	$110,000
Revolving credit facility	15,905
Senior subordinated notes	100,000
Senior Preferred Stock	25,000
Junior Redeemable Preferred Stock	85,998
Junior Perpetual Preferred Stock	1,930
Common stock	5,000

Total	$343,833

Uses of Funds:
Recapitalization consideration	$299,891
Payment to option holders	25,005
Fees and expenses	18,937

Total	$343,833

        Payments to option holders of $25,005 were expensed in the year ended December 31, 1997. Fees and expenses of $18,937 consisted of $9,084, which were expensed and $9,853, which were capitalized as deferred financing costs. Total expense was $129 and $33,960 for 1998 and 1997, respectively; total fees capitalized were $322 and $9,531 in 1998 and 1997, respectively. The acquisition has been accounted for as a recapitalization and, as such, has no impact on the historical basis of assets and liabilities.

        Initial Public Offering—On March 12, 1999, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for the sale of shares of common stock, which occurred on April 22, 1999. A total of 7,590,000 shares of common stock were registered and sold to the public. This included 5,515,000 sold by the Company and 2,075,000 shares sold by other shareholders. As shown below, proceeds received by the Company were used to redeem a portion of the Junior Redeemable Preferred and Junior Perpetual Preferred. The remaining shares of Junior Redeemable Preferred and Junior Perpetual Preferred were converted to common stock. The Senior Preferred Stock was redeemed on May 14, 1999 and $31,000 of senior subordinated debt notes were redeemed on May 18, 1999. The early partial redemption of the senior subordinated notes resulted in a prepayment penalty of approximately $3,400 and the write-off of related unamortized deferred financing fees of approximately $1,300 netting to an extraordinary charge of approximately $3,048, net of tax.

Net proceeds from initial public offering	$75,953
Redemption of Junior Redeemable Preferred and Junior Perpetual Preferred	(7,382)
Redemption of Senior Preferred Stock	(33,858)
Partial paydown of senior subordinated notes (including prepayment premium of $3,400)	(34,410)
Interest income	179

Increase in working capital	$482

        Stock Option Plan—After the Recapitalization, the Company established a stock option plan (the "Plan") which allows the Company's Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The Plan authorizes grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

        Options granted under the Plan have vesting periods from three to five years. The exercise prices of the options range between $0.20 and $19.13, which approximates fair value on the grant date of the shares of common stock into which such options are exercisable. At December 31, 2001, there were 1,394,835 additional shares available for grant under the Plan.

        Following is a summary of transactions relating to the Plan's options for the three years ended December 31, 2001:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 1998	2,086,546	$0.29
Exercised during year	(243,891)	0.23
Canceled during year	(32,604)	0.73
Granted during year	80,000	15.52

Outstanding at December 31, 1999	1,890,051	0.93
Exercised during year	(712,745)	0.24
Canceled during year	(165,724)	0.20
Granted during year	994,500	9.54

Outstanding at December 31, 2000	2,006,082	5.48
Exercised during year	(209,272)	1.47
Canceled during year	(37,634)	4.51
Granted during year	120,000	9.15

Outstanding at December 31, 2001	1,879,176	$6.21

        As of December 31, 2001, 2000 and 1999, 754,830, 372,498 and 600,609, respectively, of options outstanding were exercisable.

        The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

		2001	2000	1999
Net earnings available to shareholders	As reported	$30,944	$24,567	$25,211
	Pro forma	30,156	24,155	25,141
Net earnings per common share basic	As reported	0.78	0.63	0.49
	Pro forma	0.76	0.63	0.76
Net earnings per common share diluted	As reported	0.76	0.61	0.46
	Pro forma	0.74	0.61	0.73

        The following table summarizes information about stock options outstanding at December 31, 1999 (in thousands, except per share amount):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.20-$1.43	1,810	7.41	$0.29	592	$0.26
$13.95-$19.13	80	9.46	$15.52	9	$15.15

Total	1,890	7.49	$0.93	601	$0.49

        The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands, except per share amount):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.20-$1.43	932	7.09	$0.34	318	$0.33
$7.97-$10.00	994	9.52	$9.54	27	$8.13
$13.95-$19.13	80	8.46	$15.52	27	$15.54

Total	2,006	8.35	$5.48	372	$1.99

        The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share amount):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.20-$1.43	734	6.08	$0.34	432	$0.30
$7.97-$10.00	1,045	7.71	$8.69	279	$9.26
$13.35-$19.13	100	5.96	$12.41	43	$15.66

Total	1,879	6.98	$6.21	754	$4.49

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 1999, 2000 and 2001: the risk free interest rate of 6.5%, 6.2% and 4.9% for fiscal 1999, 2000 and 2001, respectively; expected dividend yield of zero for all years; expected lives of 6.2 years, 7.5 years and 7.5 years for fiscal 1999, 2000 and 2001, respectively, and expected volatility of 46%, 51% and 51% for fiscal 1999, 2000 and 2001, respectively.

(8) OPERATING LEASES

        The Company leases substantially all store locations under non-cancelable operating leases. Leases for new stores do, however, typically allow the Company to terminate a lease after 18 to 24 months if the store does not achieve sales expectations or another location appears superior. Future minimum rental payments under leases are as follows:

Year	Amount
2002	$35,819
2003	31,455
2004	26,270
2005	20,291
2006	13,910
Thereafter	18,746

Total minimum rental payments	$146,491

        Rental expense (base minimum rent and rent based on sales) for 2001, 2000 and 1999 was $33,655, $28,060 and $23,466, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to the Company.

(9) PROFIT SHARING PLAN

        The Company has a 401(k) profit sharing plan for the benefit of its employees. Under the plan, eligible employees may request the Company deduct and contribute from 1% to 20% of their salary to the plan. The Company also contributes 1% of total compensation for all plan participants, and matches a portion of each participant's contribution up to 6% of the participant's compensation.

        The Company expensed contributions of $664, $573 and $502 during the years ended December 31, 2001, 2000 and 1999, respectively.

(10) FINANCIAL INSTRUMENTS

        The following table represents the carrying amounts and estimated fair values of the Company's receivables from officers, variable rate debt, and Senior Subordinated Notes as of December 31, 2001 and 2000:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets—notes receivable from officers	$175	$175	$356	$356
Liabilities:
Variable rate debt	97,205	97,205	118,024	118,024
Senior Subordinated Notes	69,000	70,035	69,000	57,615

        The variable rate debt approximates estimated fair values. The fair values of the Senior Subordinated Notes are based on quoted market prices existing at the balance sheet dates. In addition to the above, the Company had various forward foreign currency contracts outstanding at December 31, 2001 and 2000 for the purchase of $254 and $1,786, respectively of various foreign currencies with fair values of $248 and $1,893, respectively. The Company's risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions.

(11) RELATED PARTY TRANSACTIONS

        Management Services—In 1998, Madison Dearborn began providing management and advisory services to the Company under a five-year agreement for annual payments of $350. This service was discontinued at the time of the initial public offering of the Company's common stock in April 1999.

        Due From Officers—At December 31, 2001 and 2000, the amount due from officers was $175 and $356, respectively. Two notes were initiated during 2000 for $100 and $250 and bear interest at LIBOR plus 2%. These notes become due in 2004. The note for $250 was repaid in August 2001. An additional note was initiated in December 2001 for $75 and bears interest at LIBOR plus 2%. This note becomes due in 2005.

(12) LEGAL PROCEEDINGS

        We are not aware of any legal proceedings pending or threatened against us that we expect would have a material adverse effect on our financial condition or results of operations.

        During 2000 and 2001, Tuesday Morning was named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorneys fees and costs. We intend to vigorously defend these actions.

(13) EARNINGS PER COMMON SHARE

        In February 1997, FASB issued SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. As required, the Company adopted the provisions of SFAS

No. 128 in the quarter ended March 31, 1998. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

	Years Ended December 31,
	2001	2000	1999
Basic EPS:
Earnings before extraordinary item	$30,944	$24,567	$28,259
Less:
Junior preferred dividends	—	—	(3,739)
Senior preferred dividends	—	—	(10)
Senior preferred accretion and premium on redemption of senior preferred stock	—	—	(4,345)

Earnings available to common shareholders	30,944	24,567	20,165
Extraordinary item related to debt extinguishment (net of tax)	—	—	(3,048)

Net earnings available to common shareholders	$30,944	$24,567	$17,117

Weighted average number of common shares outstanding	39,673	39,278	34,958

Net earnings per common share	$0.78	$0.63	$0.49

Diluted EPS:
Net earnings available to common shareholders	$30,944	$24,567	$17,117

Effect of dilutive securities:
Weighted average common equivalent shares from stock options	1,057	1,214	1,792
Weighted average number of common shares outstanding	39,673	39,278	34,958

Weighted average number of common shares and common shares equivalent outstanding	40,730	40,492	36,750

Net earnings per common share	$0.76	$0.61	$0.46

        Options to purchase common stock of 100,000 shares at prices ranging from $13.35 to $19.13, 80,000 shares at prices ranging from $13.95 to $19.13 and 15,000 shares at $19.13 were outstanding at December 31, 2001, 2000 and 1999, respectively. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results for 2001 and 2000 follows:

	Quarters Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net sales	$109,518	$148,277	$128,983	$255,620
Comparable store sales increase (decrease)	8.4%	1.1%	1.6%	(5.1)%
Gross profit	41,157	46,052	42,653	90,833
Operating profit	8,226	8,777	5,844	45,729
Net earnings	1,905	2,430	806	25,804
EPS—Diluted	$0.05	$0.06	$0.02	$0.63
	Quarters Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Net sales	$90,491	$132,563	$141,353	$222,460
Comparable store sales increase	15.1%	12.8%	5.5%	6.1%
Gross profit	35,329	44,711	48,184	68,676
Operating profit	8,449	12,445	14,222	27,721
Net earnings	2,309	4,497	4,601	13,160
EPS—Diluted	$0.06	$0.11	$0.11	$0.33

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: March 18, 2002	By:	/s/ KATHLEEN MASON Kathleen Mason Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2002.

Name	Title

/s/ KATHLEEN MASON Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ MARK E. JARVIS Mark E. Jarvis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Chairman of the Board
William J. Hunckler, III	Director
/s/ ROBIN P. SELATI Robin P. Selati	Director
/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Director
/s/ HENRY F. FRIGON Henry F. Frigon	Director

QuickLinks

PART I
PART II
Part III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES