Form 10-Q
period 2002-03-31
TUESDAY MORNING CORP/DE
filed 2002-04-26
CIK 878726

Use these links to rapidly review the document
PART I—FINANCIAL INFORMATION

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission file number 0-19658

TUESDAY MORNING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2398532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14621 Inwood Road
Addison, Texas 75001
(Address, including zip code, of principal executive offices)

(972) 387-3562
(Registrant's telephone number, including area code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2002
Common Stock, par value $0.01 per share	40,014,789

Forward Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q particularly under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. Forward-looking statements typically are identified by the use of terms such as "may, "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other "forward-looking" information based on currently available information.

        Readers are referred to the caption "Risk Factors" appearing at the end of Item I of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

        The terms "Tuesday Morning," "we," "us" and "our" as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I—FINANCIAL INFORMATION

Tuesday Morning Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	Unaudited March 31, 2002	Unaudited March 31, 2001	Audited December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$19,877	$6,176	$82,270
Inventories	147,451	192,968	127,843
Prepaid expenses	3,512	2,696	2,967
Deferred income taxes	8	—	8
Other current assets	421	1,406	496

Total current assets	171,269	203,246	213,584

Property and equipment, at cost	105,574	83,510	90,217
Less accumulated depreciation	(50,998)	(45,047)	(49,279)

Net property and equipment	54,576	38,463	40,938

Other assets, at cost:
Due from Officers	102	355	175
Deferred financing costs	3,396	5,250	3,905
Other assets	418	396	405

Total Assets	$229,761	$247,710	$259,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Installments of mortgages	$905	$1,671	$1,160
Revolving credit facility	—	17,760	—
Installments of notes payable	23,821	20,853	51,899
Accounts payable	48,916	25,451	38,437
Accrued liabilities:
Sales Tax	3,339	2,039	5,427
Interest	2,406	3,205	537
Other	13,778	10,335	12,025
Deferred income taxes	—	666	—
Income taxes payable	3,187	—	13,327

Total current liabilities	96,352	81,980	122,812

Mortgages on land, buildings and equipment, excluding current portion	4,062	4,967	4,224
Notes payable, excluding current portion	101,801	152,894	108,922
Revolving credit facility, excluding current portion	—	15,000	—
Deferred income taxes	2,995	2,611	2,995

Total Liabilities	205,210	257,452	238,953

Shareholders' equity
Common stock par value $.01 per share, authorized 100,000,000 shares; issued 39,827,505 shares at March 31, 2002, 39,622,154 shares at March 31, 2001 and 39,771,654 shares at December 31, 2001	398	396	398
Accumulated other comprehensive income	(132)	(388)	94
Additional paid-in capital	172,229	171,903	172,176
Retained deficit	(147,944)	(181,653)	(152,614)

Total Shareholders' Equity (Deficit)	24,551	(9,742)	20,054

Total Liabilities and Shareholders' Equity	$229,761	$247,710	$259,007

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$132,924	$109,518
Cost of sales	82,428	68,361

Gross profit	50,496	41,157
Selling, general and administrative expenses	39,738	32,931

Operating income	10,758	8,226
Other income (expense):
Interest income	129	54
Interest expense	(3,625)	(5,384)
Other income	333	186

	(3,163)	(5,144)

Earnings before income taxes	7,595	3,082
Income tax expense	2,925	1,177

Net earnings	$4,670	$1,905

EARNINGS PER SHARE
Net earnings per common share:
Basic	$0.12	$0.05

Diluted	$0.11	$0.05

Weighted average number of common shares and common share equivalents outstanding:
Basic	39,813	39,586
Diluted	41,007	40,454

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net cash flows from operating activities:
Net earnings	$4,670	$1,905
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,719	1,496
Amortization of financing fees	509	441
Gain on disposal of fixed assets	—	(1)
Change in operating assets and liabilities:
Inventories	(19,609)	(18,151)
Prepaid expenses	(545)	(238)
Other current assets	(28)	(334)
Other assets	(13)	(41)
Accounts payable	10,479	(17,790)
Accrued liabilities	1,412	(213)
Income taxes payable	(10,140)	(5,455)

Total adjustments	(16,216)	(40,286)

Net cash used in operating activities	(11,546)	(38,381)

Net cash flows from investing activities:
Loans to officers	(2)	—
Repayments of loans from officers	75	—
Capital expenditures	(15,357)	(2,471)

Net cash used in investing activities	(15,284)	(2,471)

Net cash flows from financing activities:
Proceeds from revolving credit facility	—	32,760
Payment of debt and mortgages	(35,616)	(6,640)
Proceeds from exercise of common stock options/stock purchase plan	53	22

Net cash provided by (used in) financing activities	(35,563)	26,142

Net decrease in cash and cash equivalents	(62,393)	(14,710)
Cash and cash equivalents at beginning of period	82,270	20,886

Cash and cash equivalents at end of period	$19,877	$6,176

Non cash items:
Change in accumulated other comprehensive income (loss)	$(226)	$(512)

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.
The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K filing for the year ended December 31, 2001.

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

  Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign-currency cash flow hedges are recorded in Accumulated Other Comprehensive Income. These gains and losses will be reclassified into earnings as the related inventory is sold. The Company currently has $3 thousand of gains on foreign currency forward exchange contracts that will be reclassified into inventory offsetting gains on foreign currency forward inventory purchase contracts to be recorded there. Any hedge ineffectiveness and changes in the fair value of instruments that do not qualify as hedges would be reported in current period earnings. As of March 31, 2002, the Company had $3.7 million in foreign currency contracts outstanding.

6.
Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three-month periods ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,
	2002	2001
	(amounts in thousands)
Net earnings	$4,670	$1,905
Other comprehensive loss:
Unrealized loss on investment securities, net of tax	(2)	(30)
Reclassification adjustment for gain on sale of securities	(102)	—
Foreign currency forward contracts (Note 5)	(122)	(482)

Total comprehensive income	$4,444	$1,393

7.
Sales are recorded at the time of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales taxes.

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Quarter Ended March 31,
	2002	2001
Net sales	100.0%	100.0%
Cost of sales	62.0	62.4

Gross profit	38.0	37.6
Selling, general and administrative expense	29.9	30.1

Operating income	8.1	7.5
Net interest expense and other income	(2.4)	(4.7)

Earnings before income taxes	5.7	2.8
Income tax expense	2.2	1.1

Net earnings	3.5%	1.7%

Three Months Ended March 31, 2002
Compared to the Three Months Ended March 31, 2001

        During the first quarter of 2002, net sales increased 21.3% compared to the same quarter of 2001. Same store sales increased 11.4% for the quarter. The increase in first quarter sales is due to comparable store sales increases of $12.3 million and an additional $11.0 million of new store sales.

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

        Average store sales for the first sales event increased from $248,000 to $277,000 compared to the prior year. The increase in comparable sales was comprised of a 12.4% increase in the number of transactions and a 0.9% decrease in the average transaction amount. A primary factor in our comparable store sales growth included our buying organization's experience in providing value to customers. Our unique niche as a leading closeout retailer of upscale home furnishings and gifts also contributed to the increase in comparable sales.

        Gross profit increased $9.3 million from $41.2 million for last year's first quarter to $50.5 million for the first three months of this year, primarily as a result of the increased sales mentioned above. Our gross profit percentage improved 0.4% compared with the first quarter of last year. This improvement is primarily caused by the discontinuation of regional warehouses and other efficiencies in the buying and distribution areas.

        Selling, general, and administrative expenses increased $6.8 million compared to the first quarter of 2001 due primarily to the addition of new stores, variable store level expenses, and inflationary increases. These expenses, as a percentage of sales, decreased to 29.9% from 30.1% for the prior year period due primarily to the leverage resulting from comparable store sales increases.

        Interest expense decreased $1.8 million compared to the first quarter of 2001. This reduction is due to decreasing our outstanding debt, lower interest rates and our reduced borrowing needs.

        The income tax provision for the three-month periods ended March 31, 2002 and 2001 was $2.9 million and $1.2 million, respectively, reflecting an effective tax rate of 38.5% and 38.2% respectively.

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $9.9 million in 2001 to $12.9 million in 2002 due to the sales growth and other factors mentioned previously(1).

(1)
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

        Net cash used in operating activities for the three months ended March 2002 and 2001, was $11.5 million and $38.4 million, respectively, representing a $26.8 million decrease. This decrease reflects the effects of the shift in our product procurement strategies. Payable balances have increased $23.5 million at March 31, 2001 to $48.9 million as of March 31, 2002. This increase returns the inventory ratios to more historical levels. Cash and cash equivalents as of March 31, 2002 and 2001 were $19.9 million and $6.2 million, respectively.

        Capital expenditures in the first quarter of 2002 of $15.4 million includes $11 million for the purchase of a warehouse we had been leasing. Expenditures for the stores and warehouse include scanners and upgrades to the registers at the stores. We expect to spend approximately $13.5 million for additional capital expenditures for the remainder of 2002.

        As part of the recapitalization on December 29, 1997, discussed in more detail in our Form 10-K filing for the year ended December 31, 2001, we entered into the senior credit facility, which initially consisted of $110.0 million in term loans and a $90.0 million revolving credit facility. In July 2000, we renegotiated the terms of the senior credit facility to provide for an additional $25 million in the Term A loan and an additional $35 million in the revolving credit facility. At March 31, 2002, we had $56.6 million outstanding under the term loans ($4.1 million under the Term A loans and $52.5 million under the Term B loans) and no amounts outstanding under the revolving credit facility. This compares to March 31, 2001, when we had $104.8 million outstanding under the term loans, ($44.7 million under the Term A loans and $60.1 million under the Term B loans) and $32.8 outstanding under the revolving credit facility.

        Availability under the revolving credit facility is based on eligible inventory and was $64.6 million at March 31, 2002 and $50.3 million at March 31, 2001. The Term A loan and the revolving credit facility loans will mature in December 2002, and the Term B loan will mature in December 2004. For 30 consecutive days during each 12-month period beginning on April 1 of each year, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $15.0 million. As required by the terms of the senior credit facility, we made an excess cash flow payment of $27.3 million in March 2002, of which $20.3 million was applied to the Term A loan and $7.0 million was applied to the Term B loan.

        Our indebtedness under the senior credit facility is secured by a lien on our inventory, tangible personal property and a second mortgage on our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.

        On September 25, 2001, we amended our senior credit facility to allow us to (1) repurchase, redeem or other wise acquire from time to time up to $25 million of our outstanding senior subordinated notes, (2) purchase a property we had been leasing and construct an additional 375,000 square feet of distribution space in the Dallas, Texas metropolitan area, for a total cost not to exceed $22 million and (3) amend some of the financial covenants contained in our senior credit agreement to take into account the timing of our sales events in 2001.

        Our senior subordinated notes of $69 million bear interest at 11.0% and are due on December 15, 2007. The senior subordinated notes are subordinated to any amounts outstanding under our senior credit facility. Interest is payable on June 15 and December 15 of each year.

        The instruments governing our indebtedness, including the senior credit facility and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, our ability and our subsidiaries ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, make capital expenditures, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our or our subsidiaries assets. Such limitations, together with our highly leveraged nature, could limit corporate and operating activities, including our ability to invest in opening new stores.

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

Inventory

        As a result of our recent initiatives in purchasing and distribution discussed above, our inventory decreased from $193.0 million as of March 31, 2001 to $147.5 million as of March 31, 2002, a decrease of $45.5 million. These inventory reductions were the result of an improved flow of merchandise and more consistent shipments to our stores. In addition to reducing inventory levels, the aging of the merchandise in our stores has improved, allowing us to offer fresher merchandise to our customers.

Store Openings/Closings

	Three Months Ended March 31,		Twelve Months Ended December 31, 2001
	2002	2001
Stores Open at beginning of period	469	431	431
Stores Opened	16	13	43
Stores Closed	(5)	(3)	(5)

Stores Open at end of period	480	441	469

Earnings Per Common Share (unaudited)

	Three Months Ended March 31,
	2002	2001
Earnings Per Common Share:
Basic earnings per share:
Net earnings available to common shareholders	$4,670	$1,905

Earnings per common share	$0.12	$0.05

Diluted earnings per share:
Net earnings available to common shareholders	$4,670	$1,905

Effect of dilutive securities:
Weighted average common equivalent shares from stock options	1,194	868
Weighted average common shares outstanding	39,813	39,586

Weighted average common shares and common stock equivalents outstanding	41,007	40,454

Earnings per common share	$0.11	$0.05

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2002, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    The objective of our financial risk management is to minimize the negative impact of foreign currency exchange and interest rate fluctuations on our earnings, cash flows and equity. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions. We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates. During first quarter 2002, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor's currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the income statement and were immaterial to us as a whole in first quarter 2002 and are offset by corresponding changes in our merchandise cost. At March 31, 2002, we had outstanding forward foreign currency contracts to purchase approximately $3.7 million of Euros with maturities ranging between two and 120 days.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At March 31, 2002, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

Expected Maturity
(US$ equivalent in thousands)

Forward Exchange Agreements

Currency	Contract Amount	Wtd. Average Contract Exchange Rate	Fair Value
Euro	$3,684	0.8678	$3,567

        The Company generally enters into foreign currency contracts with maturity dates of six months or less.

        Interest Rates.    We had both fixed-rate and variable-rate debt as of March 31, 2002. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed rate and our floating-rate debt approximates carrying value.

        The table below provides information about our debt obligations that are sensitive to changes in interest rates:

Expected Maturity
(In thousands)

			Year Ended
	Nine Months Ended 12/31/02
			2003		2004		2005		2006		Thereafter		Total
Long Term Debt
Variable Rate	$5,169		$1,197		$52,299		$650		$650		$1,624		$61,589
Avg Interest Rate	4.92	%(1)	8.55	%(2)	8.55	%(2)	8.55	%(2)	9.38	%(2)	9.38	%(2)
Fixed Rate	$—		$—		$—		$—		$—		$69,000		$69,000
Avg Interest Rate	11.00%		11.00%		11.00%		11.00%		11.00%		11.00%

(1)
The source of the average interest rate is based upon average first quarter rates.

(2)
The source of the average interest rate is based upon average rates provided by Fleet Boston Financial.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Title of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Registrant, Tuesday Morning Acquisition Corp. ("Merger Sub") and Madison Dearborn Capital Partners II, L.P. ("MDP")(1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Registrant, Merger Sub and MDP.(1)
3.1	Certificate of Incorporation of the Registrant.(1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant.(2)
3.3	Certificate of Designation of the Registrant.(1)
3.4	By-laws of the Registrant(1)
4.1	Indenture, dated as of December 29, 1997, by and between the Registrant and the Subsidiary Guarantors and United States Trust Company of New York, as trustee.(1)
4.2	Registration Rights Agreement, dated as of December 29, 1997, by and among the Registrant, the Subsidiary Guarantors and the Initial Purchasers.(1)
4.3	First Amended and Restated Credit Agreement, dated as of December 29, 1997 amended and restated as of July 7, 2000, among the Registrant, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Lenders that is a signatory, thereto, BT Alex Brown, as Agent and Fleet National Bank, as Administrative Agent.(3)
4.4	Amendment No. 1 to First Amended and Restated Credit Agreement(4)

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

(b)
Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION (Registrant)
DATE: April 26, 2002	/s/ MARK E. JARVIS Mark E. Jarvis, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)