Form 10-Q
period 2002-06-30
TUESDAY MORNING CORP/DE
filed 2002-08-14
CIK 878726

Use these links to rapidly review the document
PART I—FINANCIAL INFORMATION

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, par value $0.01 per share	40,091,045

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

PART I—FINANCIAL INFORMATION

Tuesday Morning Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	Unaudited June 30, 2002	Unaudited June 30, 2001	Audited December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$25,255	$2,879	$82,270
Inventories	158,177	165,334	127,843
Prepaid expenses	3,128	2,414	2,967
Income tax receivable	621	1,172	—
Deferred income taxes	8	—	8
Other current assets	542	1,487	496

Total current assets	187,731	173,286	213,584

Property and equipment, at cost	109,540	85,950	90,217
Less accumulated depreciation	(52,837)	(46,628)	(49,279)

Net property and equipment	56,703	39,322	40,938

Other assets, at cost:
Due from Officers	103	356	175
Deferred financing costs	2,975	4,843	3,905
Other assets	455	478	405

Total Assets	$247,967	$218,285	$259,007

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Installments of mortgages	$650	$1,671	$1,160
Installments of notes payable	5,036	21,109	51,899
Accounts payable	63,915	25,110	38,437
Accrued Interest	441	2,192	537
Accrued liabilities	19,121	12,779	17,452
Deferred income taxes	—	666	—
Income taxes payable	—	—	13,327

Total current liabilities	89,163	63,527	122,812

Mortgages on land, buildings and equipment, excluding current portion	3,899	4,549	4,224
Notes payable, excluding current portion	119,775	148,510	108,922
Revolving credit facility, excluding current portion	—	6,750	—
Deferred income taxes	2,995	2,611	2,995

Total Liabilities	215,832	225,947	238,953

Shareholders' equity
Common stock par value $.01 per share, authorized 100,000,000 shares; issued 40,081,045 shares at June 30, 2002, 39,680,186 shares at June 30, 2001 and 39,771,654 shares at December 31, 2001	401	397	398
Accumulated other comprehensive income	435	(753)	94
Additional paid-in capital	174,736	171,918	172,176
Retained deficit	(143,437)	(179,224)	(152,614)

Total Shareholders' Equity (Deficit)	32,135	(7,662)	20,054

Total Liabilities and Shareholders' Equity (Deficit)	$247,967	$218,285	$259,007

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$161,438	$148,277	$294,362	$257,795
Cost of sales	107,085	102,225	189,513	170,587

Gross profit	54,353	46,052	104,849	87,208
Selling, general and administrative expenses	43,903	37,275	83,633	70,207

Operating income	10,450	8,777	21,216	17,001
Other income (expense):
Interest income	56	87	185	141
Interest expense	(3,152)	(5,050)	(6,777)	(10,434)
Other income	78	121	411	308

	(3,018)	(4,842)	(6,181)	(9,985)

Earnings before income taxes	7,432	3,935	15,035	7,016
Income tax expense	2,933	1,505	5,858	2,682

Net earnings	$4,499	$2,430	$9,177	$4,334

Earnings Per Share
Net earnings per common share:
Basic	$0.11	$0.06	$0.23	$0.11

Diluted	$0.11	$0.06	$0.22	$0.11

Weighted average number of common shares and common share equivalents outstanding:
Basic	40,017	39,664	39,916	39,625
Diluted	41,341	40,489	41,182	40,545

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Year to Date June 30,
	2002	2001
Net cash flows from operating activities:
Net earnings	$9,177	$4,334
Adjustments to reconcile net earnings to net cash (used in) operating activities:
Depreciation and amortization	3,558	3,078
Amortization of financing fees	930	848
Change in operating assets and liabilities:
Inventories	(30,208)	9,367
Prepaid expenses	(161)	44
Other current assets	(152)	(409)
Other assets	(50)	(123)
Accounts payable	25,478	(18,131)
Accrued liabilities	1,990	(2,153)
Interest payable	(96)	1,076
Income taxes receivable/payable	(13,948)	(6,627)

Total adjustments	(12,660)	(13,030)

Net cash used in operating activities	(3,482)	(8,696)

Net cash flows from investing activities:
Loans to officers	(2)	—
Repayments of loans from officers	74	—
Proceeds from sale of assets	—	11
Capital expenditures	(19,323)	(4,924)

Net cash used in investing activities	(19,251)	(4,913)
Net cash flows from financing activities:
Proceeds from revolving credit facility	—	6,750
Payment of debt and mortgages	(36,845)	(11,186)
Proceeds from exercise of common stock options/stock purchase plan	251	38
Net proceeds from Secondary Offering	2,312	—

Net cash provided by (used in) financing activities	(34,282)	(4,398)

Net decrease in cash and cash equivalents	(57,015)	(18,007)
Cash and cash equivalents at beginning of period	82,270	20,886
Cash and cash equivalents at end of period	$25,255	$2,879

Non cash items:
Change in accumulated other comprehensive income (loss)	$341	$(877)

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

2.
Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three-month periods ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(amounts in thousands)
Net earnings	$4,499	$2,430	$9,177	$4,334
Other comprehensive loss:
Unrealized loss on investment securities, net of tax	—	6	(2)	(24)
Reclassification adjustment for gain on sale of securities	(2)	—	(104)	—
Foreign currency forward contracts	569	(372)	447	(853)

Total comprehensive income	$5,066	$2,064	$9,518	$3,457

3.
Sales are recorded at the time of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales taxes.

4.
Legal proceedings—We are not aware of any legal proceedings pending or threatened against us that we expect would have a material adverse effect on our financial condition or results of operations.

  During 2001 and 2002, Tuesday Morning was named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney's fees and costs. We intend to vigorously defend these actions.

5.
Earnings per common share—In February 1997, FASB issued SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. As required, the Company adopted the provisions of SFAS.

Earnings Per Common Share (unaudited)

	Three Months Ended June 30		Year to Date as of June 30
	2002	2001	2002	2001
Basic earnings per share:
Net earnings available to common shareholders	$4,449	$2,430	$9,177	$4,334

Basic earnings per common share	$0.11	$0.06	$0.23	$0.11

Diluted earnings per share:
Net earnings available to common shareholders	$4,449	$2,430	$9,177	$4,334

Effect of dilutive securities:
Weighted average common equivalent shares from stock options	1,324	825	1,266	920
Weighted average common shares outstanding	40,017	39,664	39,916	39,625

Weighted average common shares and common stock equivalents outstanding	41,341	40,489	41,182	40,545

Diluted earnings per common share	$0.11	$0.06	$0.22	$0.11

6.
On March 19, 2002, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the sale of common stock by a shareholder and the Company. This sale, including overallotment, occurred in April 2002, with the shareholder selling 6,600,000 shares and the Company selling 150,000 shares at a price of $23 per common share. The Company used a portion of its net proceeds to pay down its Term Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Quarter Ended June 30		Year to Date June 30
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3	68.9	64.4	66.2

Gross profit	33.7	31.1	35.6	33.8
Selling, general and administrative expense	27.2	25.1	28.4	27.2

Operating income	6.5	6.0	7.2	6.6
Net interest expense and other income	(1.9)	(3.3)	(2.1)	(3.9)

Earnings before income taxes	4.6	2.7	5.1	2.7
Income tax expense	1.8	1.0	2.0	1.0

Net earnings	2.8	1.7%	3.1	1.7%

Three Months Ended June 30, 2002
Compared to the Three Months Ended June 30, 2001

During the second quarter of 2002, net sales increased 8.9% compared to the same quarter of 2001. Same store sales increased 0.1% for the quarter. The increase in second quarter sales is due primarily to $12.3 million of new store sales.

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

Our comparable store sales are computed by comparing sales for stores open during the same sales event in the current and previous year. Only stores that are open for the full event are used in the computation. Stores that are relocated within the same geographic market are considered the same store for purposes of this computation.

Average store sales for the second quarter, which was comprised of our third, fourth and fifth sales events, decreased from $328,000 to $327,000 compared to the prior year. The increase in comparable sales was comprised of a 2.9% decrease in the number of transactions and a 3.1% increase in the average transaction amount. A primary factor in our comparable store sales growth included our buying organization's experience in providing value to customers. Our unique niche as a leading closeout retailer of upscale home furnishings and gifts also contributed to the increase in comparable sales.

Gross profit increased $8.3 million from $46.1 million for last year's second quarter to $54.4 million for the three months ended June 30, 2002. This increase is due to several factors. A reduction in our promotional merchandise categories increased margin by 1%. Efforts to improve shrink have resulted in a 0.4% increase and improved efficiencies in our distribution process has resulted in a 1.2% increase. The balance is due to the increased sales for the quarter over the same period last year.

Selling, general, and administrative expenses increased $6.6 million compared to the second quarter of 2001 and as a percentage of sales increase to 27.2% from 25.1% for the three months ended June 30, 2002 and 2001 respectively. This is due to planned increases in the variable store level expenses, primarily consisting of increase in payroll and benefits and unplanned increases in bad check expense and credit card fees, as well as inflationary increases.

Interest expense decreased $1.9 million compared to the second quarter of 2001. This reduction is due to decreasing our outstanding debt, lower interest rates and our reduced borrowing needs.

The income tax provision for the three-month periods ended June 30, 2002 and 2001 was $2.9 million and $1.5 million, respectively, reflecting an effective tax rate of 39.5% and 38.2% respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $10.6 million in 2001 to $12.4 million in 2002 due to the sales growth and other factors mentioned previously1.

1 EBITDA is earnings before interest, taxes, depreciation and amortization. Tuesday Morning believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performances as it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

Six Months Ended June 30, 2002
Compared to the Six Months Ended June 30, 2001

During the first six months of 2002 sales increased 14.2%. This increase is due primarily to comparable store sales increases of 4.9% and $24.1 million of sales from new stores. Year to date comparable store sales is the summation of the individual quarterly results. Average store sales for the six months increased from $577 thousand to $604 thousand. The increase in comparable sales for the first six months of the year was comprised primarily of a 3.3% increase in the number of transactions and a 1.0% increase in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix.

Gross profit increased $17.6 million from $87.2 million to $104.9 million primarily as a result of the increased sales. The gross profit percentage increased by 1.8% due primarily to change in promotional merchandise, reduced shrink and improved efficiencies in the distribution processes as discussed above.

Selling, general, and administrative expense increased $13.4 million due to the addition of new stores and inflationary increases. These expenses as a percentage of sales increased to 28.4% from 27.2% due to planned increases in variable store level expenses, particularly in payroll and benefits.

Interest expense decreased due to the reduced borrowing needs effected by the retiming of inventory receipts closer to the date due in our stores and by the reduction of interest rates.

The income tax provision for the six month periods ended June 30, 2002 and 2001 was $5.9 million and $2.7 million, respectively, reflecting an effective tax rate of 39.0% and 38.2%, respectively.

EBITDA increased from $20.5 million to $25.4 million due to the factors mentioned above1.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the six months ended June 2002 and 2001 was $3.5 million and $8.7 million, respectively, representing a $5.2 million decrease. This decrease reflects the effects of the shift in our product procurement strategies, less investment in inventories and the generation of higher earnings. Payable balances have increased from $25.1 million at June 30, 2001 to $63.9 million as of June 30, 2002 and inventories have decreased from $165.3 million to $158.2 million in the same time period. Cash and cash equivalents as of June 30, 2002 and 2001 were $25.3 million and $2.9 million, respectively.

Capital expenditures in the first six months of 2002 of $19.3 million includes $11 million for the purchase of a warehouse we had been leasing. Expenditures for the stores and warehouse include scanners and upgrades to the registers at the stores. We expect to spend approximately $9.5 million for additional capital expenditures for the remainder of 2002.

As part of the recapitalization on December 29, 1997, discussed in more detail in our Form 10-K filing for the year ended December 31, 2001, we entered into the senior credit facility, which initially consisted of $110.0 million in term loans and a $90.0 million revolving credit facility. In July 2000, we renegotiated the terms of the senior credit facility to provide for an additional $25 million in the Term A loan and an additional $35 million in the revolving credit facility. At June 30, 2002, we had $55.8 million outstanding under the term loans ($3.4 million under the Term A loans and $52.4 million under the Term B loans) and no amounts outstanding under the revolving credit facility. This compares to June 30, 2001, when we had $100.6 million outstanding under the term loans, ($40.6 million under the Term A loans and $60.0 million under the Term B loans) and $6.8 outstanding under the revolving credit facility.

Availability under the revolving credit facility is based on eligible inventory and was $84.6 million at June 30, 2002 and $64.3 million at June 30, 2001. The Term A loan and the revolving credit facility loans will mature in December 2002, and the Term B loan will mature in December 2004. For 30 consecutive days during each 12-month period beginning on April 1 of each year, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $15.0 million. As required by the terms of the senior credit facility, we made an excess cash flow payment of $27.3 million in March 2002, of which $20.3 million was applied to the Term A loan and $7.0 million was applied to the Term B loan.

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

Later this year, we intend to refinance our Term A loan and our revolving credit facility, both of which mature in December 2002 and prepay our Term B loans. Although our ability to refinance this indebtedness is dependent upon our future operating performance, general economic and competitive conditions and financial, business and other factors, many of which we cannot control, we presently anticipate that we will be able to do so on terms acceptable to us.

Inventory

As a result of our recent initiatives in purchasing and distribution discussed above, our inventory decreased from $165.3 million as of June 30, 2001 to $158.2 million as of June 30, 2002, a decrease of $7.1 million. These inventory reductions were the result of an improved flow of merchandise and more consistent shipments to our stores. In addition to reducing inventory levels, the aging of the merchandise in our stores has improved, allowing us to offer fresher merchandise to our customers.

Store Openings/Closings

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Twelve Months Ended December 31, 2001
Stores Open at beginning of period	469	431	431
Stores Opened	29	23	43
Stores Closed	(5)	(3)	(5)

Stores Open at end of period	493	451	469

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2002, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Risk.    The objective of our financial risk management is to minimize the negative impact of foreign currency exchange on our earnings, cash flows and equity. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions. We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates. During 2002, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor's currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the income statement and were immaterial to us as a whole in six months ended June 30, 2002 and are offset by corresponding changes in our merchandise cost. At June 30, 2002, we had outstanding forward foreign currency contracts to purchase approximately $4.2 million of Euros with maturities ranging between two and 120 days.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2002, the difference between the fair value of all outstanding contracts and the face amounts of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

Expected Maturity
(US$ equivalent in thousands)
Forward Exchange Agreements

Currency	Contract Amount	Wtd. Average Contract Exchange Rate	Fair Value
Euro	$4,197	0.9179	$4,526

The Company generally enters into foreign currency contracts with maturity dates of six months or less.

        Interest Rates.    We had both fixed-rate and variable-rate debt as of June 30, 2002. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed rate and our floating-rate debt approximates carrying value.

The table below provides information about our debt obligations that are sensitive to changes in interest rates:

Expected Maturity
(In thousands)

	Six Months Ended 12/31/02		2003		Year Ended 2004		2005		2006		Thereafter		Total
Long Term Debt Variable Rate	$5,013		$1,185		$51,238		$650		$650		$1,625		$60,361
Avg Interest Rate	4.43%	[1]	8.04%	[2]	8.04%	[2]	8.04%	[2]	8.87%	[2]	8.87%	[2]
Fixed Rate	$—		$—		$—		$—		$—		$69,000		$69,000
Avg Interest Rate	11.00%		11.00%		11.00%		11.00%		11.00%		11.00%

PART II— OTHER INFORMATION

Item 4.

On May 14, 2002, the Company held its annual meeting. Shareholders were asked to vote on the election of directors to serve until their terms expire at the Annual Meeting of Shareholders to be held in 2003, or the earlier retirement, resignation or removal of a director.

Votes for or withheld for each director were as follow:

	For	Withheld	Broker Non-Votes
Nominees for Director For One Year Term:
Benjamin D. Chereskin	37,007,857	1,878,094	—
Kathleen Mason	37,167,157	1,718,794	—
William J. Hunckler, III	37,007,857	1,878,094	—
Robin P. Selati	36,086,615	2,799,336	—
Sally Frame-Kasaks	38,711,371	174,580	—
Henry F. Frigon	36,202,012	2,683,939	—

No other matters were voted upon at the meeting.

1 The source of the average interest rate is based upon average second quarter rates.

2 The source of the average interest rate is based upon average rates provided by Fleet Boston Financial.

Item 5. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Title of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Company, Tuesday Morning Acquisition Corp. ("Merger Sub") and Madison Dearborn Capital Partners II, L.P. ("MDP") (1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Company, Merger Sub and MDP. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (2)
3.3	Certificate of Designation of the Company. (1)
3.4	By-laws of the Company (1)
4.1	Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)
4.2	Registration Rights Agreement, dated as of December 29, 1997, by and among the Company, the Subsidiary Guarantors and the Initial Purchasers. (1)
4.3	First Amended and Restated Credit Agreement, dated as of December 29, 1997 amended and restated as of July 7, 2000, among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Lenders that is a signatory, thereto, BT Alex Brown, as Agent and Fleet National Bank, as Administrative Agent. (3)
4.4	Amendment No. 1 to First Amended and Restated Credit Agreement (4)
    (1)
    Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-4 (File No. 333-46017).
    (2)
    Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-1 (File No. 333-74365).
    (3)
    Incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
    (4)
    Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2001.

  (b)
  Reports on Form 8-K.

    On May 21, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting a change in its financial accountants from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)
DATE: August 14, 2002	/s/	Mark E. Jarvis Mark E. Jarvis, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Informational Addendum to Report on Form 10-Q
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Not filed Pursuant to the Securities Exchange Act of 1934

        The undersigned Chief Executive Officer and Chief Financial Officer of Tuesday Morning Corporation (the "Company") do hereby certify as follows:

  Solely for the purpose of meeting the apparent requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Quarterly Report on Form 10-Q, the undersigned hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kathleen Mason Chief Executive Officer
/s/	Mark E. Jarvis Chief Financial Officer