Form 10-Q
period 2002-09-30
TUESDAY MORNING CORP/DE
filed 2002-11-14
CIK 878726

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number 0-19658

TUESDAY MORNING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2398532 (IRS Employer Identification Number)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share	Outstanding at October 31, 2002 40,161,967

Forward Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q, particularly under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," among others. Forward-looking statements typically are identified by the use of terms such as "may, "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other "forward-looking" information based on currently available information.

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

PART I—FINANCIAL INFORMATION

Tuesday Morning Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for share data)

	Unaudited Sept 30, 2002	Unaudited Sept 30, 2001	Audited Dec 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,699	$4,923	$82,270
Inventories	194,157	205,691	127,843
Prepaid expenses	3,508	3,294	2,967
Prepaid Income tax	1,172	2,146	—
Deferred income taxes	8	—	8
Other current assets	392	873	496

Total current assets	208,936	216,927	213,584

Property and equipment, at cost	116,909	88,650	90,217
Less accumulated depreciation	(54,687)	(47,702)	(49,279)

Net property and equipment	62,222	40,948	40,938

Other assets, at cost:
Due from Officers	—	100	175
Deferred financing costs	2,917	4,445	3,905
Other assets	460	475	405

Total Assets	$274,535	$262,895	$259,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Installments of mortgages	$650	$1,434	$1,160
Revolving credit facility	36,400	2,960	—
Installments of notes payable	—	21,365	51,899
Accounts payable	66,396	58,571	38,437
Accrued Interest	2,260	2,609	537
Accrued liabilities:
Sales Tax	3,653	2,794	5,427
Other	18,381	12,386	12,025
Deferred income taxes	—	666	—
Income taxes payable	—	—	13,327

Total current liabilities	127,740	102,785	122,812
Mortgages on land, buildings and equipment, excluding current portion	3,737	4,368	4,224
Notes payable, excluding current portion	69,000	144,126	108,922
Revolving credit facility, excluding current portion	35,000	15,000	—
Deferred income taxes	2,995	2,611	2,995

Total Liabilities	238,472	268,890	238,953

Shareholders' equity (deficit)
Common stock par value $.01 per share, authorized 100,000,000 shares; issued 40,134,284 shares at September 30, 2002, 39,706,528 shares at September 30, 2001 and 39,771,654 shares at December 31, 2001	401	397	398
Accumulated other comprehensive income	467	(11)	94
Additional paid-in capital	174,701	172,037	172,176
Retained deficit	(139,506)	(178,418)	(152,614)

Total Shareholders' Equity (Deficit)	36,063	(5,995)	20,054

Total Liabilities and Shareholders' Equity	$274,535	$262,895	$259,007

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net sales	$154,644	$128,983	$449,006	$386,778
Cost of sales	100,318	86,330	289,831	256,916

Gross profit	54,326	42,653	159,175	129,862
Selling, general and administrative expenses	43,159	36,809	126,792	107,015

Operating income	11,167	5,844	32,383	22,847
Other income (expense):
Interest income	9	9	194	149
Interest expense	(4,303)	(4,649)	(11,081)	(15,083)
Other income (expense)	(197)	140	214	447

	(4,491)	(4,500)	(10,673)	(14,487)

Earnings before income taxes	6,676	1,344	21,710	8,360
Income tax expense	2,744	538	8,602	3,220

Net earnings	$3,932	$806	$13,108	$5,140

Earnings Per Share
Net earnings per common share:
Basic	$0.10	$0.02	$0.33	$0.13

Diluted	$0.10	$0.02	$0.32	$0.13

Weighted average number of common shares and common share equivalents outstanding:
Basic	40,116	39,694	39,983	39,648
Diluted	41,141	40,890	41,211	40,628

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Year to Date September 30,
	2002	2001
Net cash flows from operating activities:
Net earnings	$13,108	$5,140
Adjustments to reconcile net earnings to net cash (used in) operating activities:
Depreciation and amortization	5,408	4,484
Amortization of financing fees	2,182	1,246
Deferred income taxes	—	—
(Gain) on marketable securities	—	—
(Gain) on disposal of fixed assets	—	—
Change in operating assets and liabilities:
Inventories	(65,875)	(30,982)
Prepaid expenses	(541)	(836)
Other current assets	(2)	198
Other assets	(55)	(120)
Accounts payable	27,959	15,330
Accrued liabilities	4,622	994
Interest payable	1,723	1,489
Income taxes payable	(14,499)	(7,601)

Total adjustments	(39,078)	(15,798)

Net cash used in operating activities	(25,970)	(10,658)

Net cash flows from investing activities:
Loans to officers	—	—
Repayments of loans from officers	175	256
Proceeds from sale of assets	—	12
Capital expenditures	(26,692)	(7,958)

Net cash used in investing activities	(26,517)	(7,690)

Net cash flows from financing activities:
Proceeds from revolving credit facility	71,400	17,960
Payment of debt and mortgages	(92,818)	(15,732)
Payment of financing fees	(1,194)	—
Proceeds from exercise of common stock options/stock purchase plan	216	157
Net proceeds from Secondary	2,312	—

Net cash provided by (used in) financing activities	(20,084)	2,385

Net decrease in cash and cash equivalents	(72,571)	(15,963)
Cash and cash equivalents at beginning of period	82,270	20,886

Cash and cash equivalents at end of period	$9,699	$4,923

See accompanying notes to consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.
The consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the Company for the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K filing for the year ended December 31, 2001. Because of the seasonal nature of our business, the results of operations for the quarter and nine months ended September 30, 2002 are not indicative of the results to be expected for the entire year.

2.
Comprehensive income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in thousands)
Net earnings	$3,932	$806	$13,108	$5,140
Other comprehensive income (loss):
Unrealized loss on investment securities, net of tax	—	(9)	(2)	(32)
Reclassification adjustment for gain on sale of securities	—	—	(104)	—
Foreign currency forward contracts	33	751	480	(103)

Total comprehensive income	$3,965	$1,548	$13,482	$5,005

3.
Sales are recorded at the time of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales taxes.

4.
Legal proceedings—During 2001 and 2002, Tuesday Morning was named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of the Company's current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney's fees and costs. The Company intends to vigorously defend these actions. The Company does not believe this or any other legal proceedings pending or threatened against it would have a material adverse effect on our financial condition or results of operations.

5.
Earnings Per Common Share (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Basic earnings per share:
Net earnings	$3,932	$806	$13,108	$5,140

Basic earnings per common share	$0.10	$0.02	$0.33	$0.13

Diluted earnings per share:
Net earnings	$3,932	$806	$13,108	$5,140

Effect of dilutive securities:
Weighted average dilutive affect from stock options	1,025	1,196	1,228	980
Weighted average common shares outstanding	40,116	39,694	39,983	39,648

Weighted average common shares and dilutive shares outstanding	41,141	40,890	41,211	40,628

Diluted earnings per common share	$0.10	$0.02	$0.32	$0.13

6.
On March 19, 2002, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the sale of common stock by a shareholder and the Company. This sale, including an over allotment, occurred in April 2002, with the shareholder selling 6,750,000 shares and the Company selling 150,000 shares at a price of $23 per common share. The Company used a portion of its net proceeds to pay down some of its debt obligations.

7.
Revolving Credit Facility—On September 27, 2002, the Company entered into a new Senior Credit Agreement and terminated our senior credit facility and related revolver and Term A and B loans with a total balance outstanding of $63.1 million This new facility consists of a $135 million revolving credit facility and is for a period of 42 months expiring in March 2006. At September 30, 2002 the Company had a total of $71.4 million outstanding under the new revolver, of which, $35.0 million was considered long-term.

  Availability under the revolving credit facility was $35.2 million at September 30, 2002 based on eligible inventory. For 15 consecutive days between December 1 and January 31 of each calendar year, beginning in December 2002, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $35 million for the period December 2002 through January 2003 and $20 million for all similar annual periods thereafter.

  The Company's indebtedness under the credit facility is secured by a lien on its inventory, tangible personal property and a second mortgage on its owned real property, as well as a pledge of its ownership interests in all of its subsidiaries.

8.
Recently issued accounting standards—In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is currently reviewing this statement but does not expect it to have a material impact on future financial statements or results of operations.

9.
Risks and uncertainties—

  On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union, effectively bringing port operations to a halt. On October 8, 2002, a federal court issued a temporary restraining order effective until October 16, 2002 ending the lockout. The court imposed an 80-day cooling off period at that time as required by the Taft Hartley Act. The Company has assessed the probable impact of the temporary loss of use of these ports and has determined that any negative effects on our results of operations will not be material. Although port operations may not return to normal for several weeks, the Company expects no significant adverse effects on current operations since almost all seasonal merchandise purchased for the holiday selling season has already been received into stores and distribution centers, as has other merchandise in sufficient quantities to support promotional events and regular sales through the fourth quarter of 2002 and into the first quarter of 2003. Future disruptions may have a significant impact on our ability to obtain merchandise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	66.9	64.5	66.4

Gross profit	35.1	33.1	35.5	33.6
Selling, general and administrative expense	27.9	28.5	28.2	27.7

Operating income	7.2	4.5	7.2	5.9
Net interest expense and other income	(2.9)	(3.5)	(2.4)	(3.7)

Earnings before income taxes	4.3	1.0	4.8	2.2
Income tax expense	1.8	0.4	1.9	0.9

Net earnings	2.5%	0.6%	2.9%	1.3%

Three Months Ended September 30, 2002
Compared to the Three Months Ended September 30, 2001

During the third quarter of 2002, net sales increased to $154.6 million from $128.9 million, an increase of $25.7 million or 19.9% compared to the same quarter of 2001. Same store sales increased 11.0% for the quarter. The increase in third quarter sales is due to comparable store sales increases of $14.0 million and an additional $11.7 million of new store sales.

Our comparable store sales are computed by comparing sales for stores open during the same sales event in the current and previous year. Only stores that are open for the full event are used in the computation. Stores that are relocated within the same geographic market are considered the same store for purposes of this computation.

The increase in comparable sales was comprised of a 13.7% increase in the number of transactions offset by a 2.5% decrease in the average transaction amount. A primary factor in our comparable store sales growth included our buying organization's experience in providing value to customers. Our unique niche as a leading closeout retailer of upscale home furnishings and gifts also contributed to the increase in comparable sales.

Average store sales for the third quarter, which was comprised of our sixth and seventh sales events, increased 10% compared to the same prior-year quarter.

We capitalize into inventory all merchandise costs and all costs incurred to purchase, distribute and deliver merchandise to our stores in order to more accurately match the cost of merchandise with the timing of its sale. These costs are included in cost of sales when the merchandise is sold. Other components of cost of sales that affect gross profit include merchandise discounts, shrink and damages, which are expensed as they are incurred. We value our store inventory using the retail method on a first-in, first-out basis and our warehouse inventory using the specific identification method.

Gross profit increased $11.7 million from $42.7 million for last year's third quarter to $54.3 million for the three months ended September 30, 2002, primarily the result of our increased net sales. Our gross profit percentage increased to 35.1% from 33.1% in the prior year third quarter. This 2.0% increase in our gross profit percentage is partially comprised of a 2.3% decrease in the cost of product and distribution expenses, a 0.6% decrease in damages and shrink, offset by 0.8% of higher markdowns for aging merchandise and freight costs.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and home office costs. Increases in these expenses are attributable to increases in the number of stores, general price level increases and increases in variable expenses due to sales growth during sales events. A substantial portion of our selling, general and administrative expenses vary with sales or sales-related components. Variable expenses would include:

  •
  payroll and waste expense, which vary due to shipments of merchandise to the stores;
  •
  advertising expense, which varies based upon sales plans; and
  •
  other expenses such as credit card fees, which vary in direct proportion to sales and usage.

Selling, general and administrative expenses increased $6.4 million, or 17.3%, to $43.2 million from $36.8 million in the third quarter of 2001. These expenses, as a percentage of sales, decreased to 27.9% from 28.5% for the prior year period primarily due to the leverage resulting from the comparable store sales increase. This 0.6% decrease in selling, general and administrative expenses as a percentage of sales is partially comprised of a 1.1% decrease in advertising expense due to increased leverage and a change in advertising strategies that are being implemented. This decrease was offset by a 0.2% increase as a percentage of sales in wages and benefits at the store level due to general raises and inflationary effects in insurance benefit costs, and a 0.3% increase as a percentage of sales in insurance, legal costs and other variable expenses. Store rent and occupancy costs were basically flat as a percentage of sales over the prior year.

Interest expense decreased $1.3 million compared to the third quarter of 2001 before the write-off of $1.0 million in financing fees associated with the prior senior credit facility that was replaced on September 27, 2002 by a new senior credit facility (see Liquidity and Capital Resources). This reduction is due to decreasing our outstanding debt, lower interest rates and our reduced borrowing needs.

The income tax provision for the three-month periods ended September 30, 2002 and 2001 was $2.7 million and $0.5 million, respectively, reflecting an effective tax rate of 41.1% and 40.0% respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $7.4 million in 2001 to $12.8 million in 2002 due to the sales growth and other factors mentioned previously1.

Nine Months Ended September 30, 2002
Compared to the Nine Months Ended September 30, 2001

During the first nine months of 2002, net sales increased $62.2 million, or 16.1%, to $449.0 million from $386.8 million in the same prior-year period. This increase is due primarily to comparable store

1 EBITDA is earnings before interest, taxes, depreciation and amortization. Tuesday Morning believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performances as it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to net earnings (loss) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

sales increases of 6.9% and $36.0 million of sales from new stores. Year-to-date comparable store sales are the summation of the individual quarterly results.

The increase in comparable store sales for the first nine months of the year was comprised primarily of a 6.5% increase in the number of transactions offset by a 0.3% decrease in the average transaction amount. The increase was primarily the result of continued improvement in merchandise selection, pricing, and mix. Average store sales for the nine months increased 6.5% compared to the prior year.

Gross profit increased $29.3 million, or 22.6%, from $129.9 million in the prior-year nine-month period to $159.2 million for the nine months ended September 30, 2002, primarily attributable to increased net sales and a reduction in promotional activity. The gross profit percentage improved by 1.9% to 35.5% from 33.6% in the same prior-year period. This is partially comprised of a 1.9% decrease in the cost of product and distribution expenses, a 0.5% decrease in shrink and damages, offset by a 0.5% increase in markdowns for aged inventory and freight costs.

Selling, general, and administrative expense increased $19.8 million, or 18.5%, to $126.8 million from $107.0 million in the same prior year period. These expenses increased as a percentage of sales to 28.2% from 27.7% due somewhat to planned increases in variable store level expenses. This 0.5% increase in selling, general and administrative expenses is partially comprised of a 0.3% increase as a percentage of sales in wages and benefits at the store level due to general raises and inflationary effects in insurance benefits, a 0.4% increase as a percentage of sales in other variable costs, such as credit card and check fees due to our increased net sales and a 0.7% increase as a percentage of sales in general insurance, legal costs and other miscellaneous expenses. These increases are offset by a 0.5% decrease as a percentage of sales in advertising expense due primarily to a change in advertising strategies that are being implemented, and a 0.4% decrease as a percentage of sales in store rent and occupancy expense due to leverage from our increased sales.

Interest expense decreased $5.0 million compared to the first nine months of 2001 before the write off of $1.0 million in financing fees associated with the prior senior credit facility that was replaced with a new senior credit facility in September 2002. This reduction is due to decreasing our outstanding debt, lower interest rates and our reduced borrowing needs.

The income tax provision for the nine-month periods ended September 30, 2002 and 2001 was $8.6 million and $3.2 million, respectively, reflecting an effective tax rate of 39.6% and 38.5%, respectively.

EBITDA increased from $27.8 million for the nine months ended September 30, 2001 to $38.0 million for the same comparable period in 2002 due to the factors mentioned above1.

1 EBITDA is earnings before interest, taxes, depreciation and amortization. Tuesday Morning believes that, in addition to cash flows from operations and net income, EBITDA is a useful financial performance measure for assessing operating performances as it provides an additional basis to evaluate the ability of the Company to incur and service debt and to fund capital expenditures. To evaluate EBITDA, the components of EBITDA such as revenue and operating expenses and the variability of such components over time should also be considered. EBITDA should not be construed, however, as an alternative to net earnings (loss) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company's method of calculating EBITDA may differ from methods used by other companies, and as a result, EBITDA measures disclosed herein may not be comparable to other similarly titled measures used by other companies.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. We do not have off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the nine months ended September 2002 and 2001 was $26.0 million and $10.7 million, respectively, representing a $15.3 million increase. This increase somewhat reflects the effects of the shift in our product procurement strategies, but the increase predominantly reflects the fact that we started the year 2002 with $47.0 million less inventory than at the beginning of 2001. This improved control over inventory contributed to lower interest costs and reduced markdowns during 2002. Payable balances have increased from $58.6 million at September 30, 2001 to $66.4 million as of September 30, 2002 and inventories have decreased from $205.7 million to $194.2 million in the same time period, a net increase to our cash flow of $19.4 million. Cash and cash equivalents as of September 30, 2002 and 2001 were $9.7 million and $4.9 million, respectively.

Capital expenditures in the first nine months of 2002 of $26.7 million includes $17 million for the purchase and related expansion of a warehouse we had previously leased. Expenditures for the stores and warehouse include scanners and upgrades to the registers at the stores. We expect to spend approximately $6.9 million for additional capital expenditures for the remainder of 2002, which will include the purchase and remodeling of an office building for our corporate headquarters.

As part of the recapitalization on December 29, 1997, discussed in more detail in our Form 10-K filing for the year ended December 31, 2001, we entered into a senior credit facility, which initially consisted of $110.0 million in term loans and a $90.0 million revolving credit facility. In July 2000, we renegotiated the terms of the senior credit facility to provide for an additional $25 million in the Term A loan and an additional $35 million in the revolving credit facility

On September 25, 2001, we amended our senior credit facility to allow us to (1) repurchase, redeem or otherwise acquire from time to time up to $25 million of our outstanding senior subordinated notes, (2) purchase a property we had been leasing and construct an additional 375,000 square feet of distribution space in the Dallas, Texas metropolitan area, for a total cost not to exceed $22 million and (3) amend some of the financial covenants contained in our senior credit agreement to take into account the timing of our sales events in 2001. At September 30, 2001 we had $96.5 million outstanding under the Term Loans and $18.0 million outstanding under the Revolving Credit Facility, with $84.8 million of remaining availability.

As required by the terms of the senior credit facility, we made an excess cash flow payment of $27.3 million in March 2002, of which $20.3 million was applied to the Term A loan and $7.0 million was applied to the Term B loan.

On September 27, 2002, we entered into a new Senior Credit Agreement and terminated our senior credit facility and related revolver and Term A and B loans with a total balance outstanding of $63.1 million This new facility consists of a $135 million revolving credit facility and is for a period of 42 months expiring in March 2006. At September 30, 2002 we had a total of $71.4 million outstanding under the new revolver, of which $35.0 million was considered long-term.

Availability under the revolving credit facility was $35.2 million at September 30, 2002 based on eligible inventory. For 15 consecutive days between December 1 and January 31 of each calendar year, beginning in December 2002, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $35 million for the period December 2002 through January 2003 and $20 million for all similar annual periods thereafter.

Our indebtedness under the credit facility is secured by a lien on our inventory, tangible personal property and a second mortgage on our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.

Our senior subordinated notes with a principal amount of $69 million bear interest at 11.0% and are due on December 15, 2007. The senior subordinated notes are subordinated to any amounts outstanding under our senior credit facility. Interest is payable on June 15 and December 15 of each year.

The instruments governing our indebtedness, including the Senior Credit Agreement and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, our ability and our subsidiaries' ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our or our subsidiaries' assets. Such limitations, together with our current leverage, could limit corporate and operating activities, including our ability to invest in opening new stores.

We anticipate that our net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled principal and interest payments over the next twelve months.

Inventory

As a result of our recent initiatives in purchasing and distribution discussed above, our inventory decreased from $205.7 million as of September 30, 2001 to $194.2 million as of September 30, 2002, a decrease of $11.5 million. These inventory reductions were the result of an improved flow of merchandise and more consistent shipments to our stores to generate higher sales. In addition to reducing inventory levels, the aging of the merchandise in our stores has improved dramatically, allowing us to offer fresher merchandise to our customers.

Store Openings/Closings

	Nine Months Ended September 30 2002	Nine Months Ended September 30 2001	Twelve Months Ended December 31, 2001
Stores Open at beginning of period	469	431	431
Stores Opened	43	34	43
Stores Closed	(10)	(4)	(5)

Stores Open at end of period	502	461	469

Other Events and Uncertainties

On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union, effectively bringing port operations to a halt. On October 8, 2002, a federal court issued a temporary restraining order effective until October 16, 2002 ending the lockout. The court imposed an 80-day cooling off period at that time as required by the Taft-Hartley Act. We have assessed the probable impact of the temporary loss of use of these ports and have determined that any negative effects on our results of operations will not be material. Although port operations may not return to normal for several weeks, we expect no significant adverse effects on current operations since almost all seasonal merchandise purchased for the holiday selling season has already been received into stores and distribution centers, as has other merchandise in sufficient quantities to support promotional events and regular sales through the fourth quarter of 2002 and into the first quarter of 2003. Future disruptions may have a significant impact on our ability to obtain merchandise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of September 30, 2002, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk.    The objective of our financial risk management is to minimize the negative impact of foreign currency exchange on our earnings, cash flows and equity. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions. We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates. During 2002, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor's currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the income statement based on estimates of when the merchandise is sold and are immaterial to us as a whole for the nine months ended September 30, 2002. At September 30, 2002, we had outstanding forward foreign currency contracts to purchase approximately $767 thousand of Euros with maturities ranging between 11 and 137 days.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At September 30, 2002, the difference between the fair value of all outstanding contracts and the face amounts of such contracts was $47 thousand. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

Expected Maturity
(US$ equivalent in thousands)
Forward Exchange Agreements

Currency	Contract Amount	Wtd. Average Contract Exchange Rate	Fair Value
Euro	$767	0.929	$814

The Company generally enters into foreign currency contracts with maturity dates of six months or less.

Interest Rates.    We had both fixed-rate and variable-rate debt as of September 30, 2002. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term fixed rate and our floating-rate debt approximates carrying value.

Item 4. Controls and Procedures

In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of September 30, 2002, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

During 2001 and 2002, Tuesday Morning was named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of the Company's current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney's fees and costs. The Company intends to vigorously defend these actions. The Company does not believe this or any other legal proceedings pending or threatened against it would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 2002, the Company held its annual meeting. Shareholders were asked to vote on the election of directors to serve until their terms expire at the Annual Meeting of Shareholders to be held in 2003, or the earlier retirement, resignation or removal of a director.

Votes for or withheld for each director were as follow:

	For	Withheld	Broker Non- Votes
Nominees for Director For One Year Term:
Benjamin D. Chereskin	37,007,857	1,878,094	—
Kathleen Mason	37,167,157	1,718,794	—
William J. Hunckler, III	37,007,857	1,878,094	—
Robin P. Selati	36,086,615	2,799,336	—
Sally Frame-Kasaks	38,711,371	174,580	—
Henry F. Frigon	36,202,012	2,683,939	—

No other matters were voted upon at the meeting.

Item 6. Exhibits and Reports.

Exhibit Number	Title of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Company, Tuesday Morning Acquisition Corp. ("Merger Sub") and Madison Dearborn Capital Partners II, L.P. ("MDP") (1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Company, Merger Sub and MDP. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (2)
3.3	Certificate of Designation of the Company. (1)
3.4	By-laws of the Company (1)
4.1	Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)
4.2	Registration Rights Agreement, dated as of December 29, 1997, by and among the Company, the Subsidiary Guarantors and the Initial Purchasers. (1)
10.1	Senior Secured Credit Agreement, dated as of September 27, 2002 among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent. (Filed herewith)

  (1)
  Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-4 (File No. 333-46017).
  (2)
  Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-1 (File No. 333-74365).

(a)
Reports on Form 8-K.

  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION (Registrant)
DATE: November 14, 2002	/s/ MARK E. JARVIS Mark E. Jarvis, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

CERTIFICATION UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Kathleen Mason, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Tuesday Morning Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ KATHLEEN MASON Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Mark E. Jarvis, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Tuesday Morning Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ MARK E. JARVIS Chief Financial Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED
PURSUANT TO § 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen Mason, the Chief Executive Officer of Tuesday Morning Corporation, hereby certify that:

1.
The quarterly report on Form 10-Q of Tuesday Morning Corporation for the period ended September 30, 2002 fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in the above-mentioned report fairly presents, in all material respects, the financial condition and results of operations of Tuesday Morning Corporation for the period covered by the report.

Date: November 14, 2002	By:	/s/ KATHLEEN MASON Chief Executive Officer

I, Mark E. Jarvis, the Chief Financial Officer of Tuesday Morning Corporation, hereby certify that:

1.
The quarterly report on Form 10-Q of Tuesday Morning Corporation for the period ended September 30, 2002 fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in the above-mentioned report fairly presents, in all material respects, the financial condition and results of operations of Tuesday Morning Corporation for the period covered by the report.

Date: November 14, 2002	By:	/s/ MARK E. JARVIS Executive Vice President and Chief Financial Officer