Form 10-K
period 2002-12-31
TUESDAY MORNING CORP/DE
filed 2003-03-14
CIK 878726

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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
www.tuesdaymorning.com
(Address, zip code and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at June 30, 2002 was approximately $345,339,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

  At February 28, 2003, there were 40,310,310 outstanding shares of the registrant's Common Stock.

  Documents Incorporated By Reference:

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 are incorporated herein by reference to the extent indicated in Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

        We are a leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 526 stores in 43 states. Our stores operate during periodic "sales events," each of which lasts from three to five weeks. We are closed predominantly for the months of January and July, which are traditionally weak months for retailers, and during short intervals between sales events to stock merchandise for the next sales event. We purchase first quality, brand name merchandise at closeout and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars or factory rejects.

        We believe that our well recognized, first quality brand name merchandise and value-based pricing have enabled us to establish and maintain strong customer loyalty. Our customers, who are predominantly women from middle and upper-income households, are brand savvy, value-conscious customers seeking quality products at discount pricing. While we offer our customers consistent merchandise categories, each sales event features limited quantities of new and appealing products within these categories, creating a "treasure hunt" atmosphere in our stores. Our closeout merchandise has included brand name items such as Waterford crystal, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups, KitchenAid and Cuisinart appliances and Wallace flatware.

        In 2002, we recorded sales of $728.8 million and operating income of $85.7 million, each representing compound annual growth of 17% and 18% respectively since 1998. Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 526 stores in 43 states as of March 2003.

Key Operating Strengths

        Our success is based on the following operating strengths:

  •
  Unique Event-Based Format. We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the excitement of multiple "grand openings" and "closeout sales" each year. Merchandise is available in limited quantities and is generally not replenished during a sales event. We believe that the closing and reopening of our stores and the continually changing selection of products heightens customers' expectations of finding new and undiscovered merchandise. We also believe that the limited quantities of specific items intensify customers' sense of urgency to buy our merchandise. Accordingly, we have historically generated approximately 40% of an event's total sales in the first five days of the event. Although we intend to continue to adhere to this strategy, we have increased the frequency of shipments to our stores of new and different merchandise during the later stages of sales events to encourage new and repeat customer visits.

  •
  Strong Sourcing Capabilities and Purchasing Flexibility. We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers' traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team, which has grown from 10 buyers in 1993 to 20 buyers currently, with an average of nearly 21 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

  •
  Loyal Customer Base of Brand Savvy and Value-Conscious Consumers. We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of over $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize savings of 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing list consisting of over 7 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events and the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

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

  •
  Disciplined Inventory and Supply Chain Management. We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to time purchases and receipt of merchandise closely with the timing of our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. Our recent supply chain initiatives have allowed us to significantly reduce purchasing lead times and the amount of time we warehouse merchandise. As a result of these initiatives, we reduced inventory by $47 million during 2001 and completed the closure during that same year of all 16 third party regional distribution centers previously used to warehouse inventory. During 2002 our inventory per store declined slightly due to continued refinement of these initiatives. We have also doubled our shipping and sorting capacity at our main distribution center from approximately 400 to 800 stores to allow for future growth.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, gifts and related items in the United States by:

  •
  Expanding Our Store Base. Our expansion strategy is to open new stores in both new and existing markets. This allows us to balance the cost of new market entry by leveraging advertising, purchasing, distribution and regional overhead expenses in existing markets. Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 526 stores in 43 states. We believe that there is substantial opportunity for future growth during 2003. Based on information prepared for us by a major retail site selection and market research firm, we believe there is potential for at least an additional 300 store locations in areas with similar customer demographics in the United States.

  •
  Enhancing Our Sales Productivity. We intend to increase our number of customer transactions and the average transaction value per customer by refining our merchandise mix and through other operating initiatives. We continue to increase our merchandise offerings throughout each sales event by increasing the number of shipments per year to our stores. We believe this will attract new customers, encourage repeat visits by existing customers and increase our average transaction value during the later stages of each sales event. We have also increased staffing levels at many of our stores in an effort to improve our customer service levels and thereby improve our sales volumes. In addition, we have upgraded our point-of-sale systems at all stores to reduce checkout times during peak periods of sales events. We expect these and other initiatives to improve our sales productivity in 2003 and beyond.

  •
  Extending Our Customer Reach. We have developed and currently maintain a proprietary mailing list of over 7 million customers. Historically, we have used direct mailings and newspaper and print advertising to attract customers to our stores. While we believe these programs remain effective, we believe radio and television advertising also provide an effective means to attract new customers as well as to encourage repeat visits by our existing customers. Last year we initiated the use of radio in some of our markets. We believe radio advertising will allow us to expand our customer base and also to increase consumer awareness of Tuesday Morning. We are planning to expand our use of television advertising in select markets in 2003.

Industry Trends

        As a leading closeout retailer of home furnishings, gifts and related items, we believe that we are benefiting from broad consumer trends. During the 1990s, the home furnishings market grew rapidly as aging baby boomers became homeowners and increasingly invested in their home. This trend was further reinforced by a strong mortgage refinancing cycle in 1998 and 1999, resulting in approximately $18 billion devoted to home improvement and related spending, according to Federal Reserve surveys. We believe a second mortgage refinancing cycle took place at the end of 2001 and continued throughout 2002. Based on historical trends, this is expected to result in additional spending for home furnishings. A growing emphasis on value has also resulted in fast growing retail sales for discount retailers such as ourselves.

        In addition, as a closeout retailer of first quality, brand name merchandise, we benefit from attractive fundamentals in the closeout industry. Closeout merchandise is generally available to closeout retailers at low prices for a variety of reasons, including the inability of a manufacturer to sell merchandise through regular channels, the discontinuance of merchandise due to a style or color change, the cancellation of orders placed by other retailers and the termination of business by a manufacturer or wholesaler. Occasionally, the closeout retailer may be able to purchase closeout merchandise because a manufacturer has excess raw materials or production capacity. Typically, closeout retailers have lower merchandise costs, capital expenditures and operating costs, allowing them to sell merchandise at lower prices than other retailers.

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

Products

        We sell upscale home furnishings, gifts and related items. We do not sell seconds, irregulars or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in well-recognized, first quality, brand name merchandise, which has included Waterford crystal, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups, KitchenAir and Cuisinart appliances, Wallace flatware and many others.

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

Purchasing

        Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. As industry trends such as "just-in-time" inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores and distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes also allow us to put acquired merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more, and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. In 2002, our top ten vendors accounted for approximately 14.3% of total purchases, with no one vendor accounting for more than 2.3%.

Pricing

        Our pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and the Tuesday Morning closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to mark down unsold merchandise on a timely and systematic basis and thereby effectively manage inventory levels.

Advertising

        We plan and implement an advertising program for each sales event. Prior to each sales event, we initiate a direct mailing to customers on our mailing list, which consists of over 7 million customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sales event and the merchandise and prices we offer. After the first two days of each sales event, we commence an advertising campaign in local newspapers in each of our markets. We also communicate with customers through our web site and our e-mail program. We currently maintain over 200,000 customer e-mail addresses.

        While we believe our direct mailings and newspaper and print advertising remain effective, we believe radio and television advertising may also provide an effective means to attract new customers as well as to encourage repeat visits by existing customers. We recently initiated the use of radio in some of our markets and, based on preliminary results, believe that radio advertising may allow us to expand our customer base and also to increase consumer awareness of Tuesday Morning. We are planning to expand our use of television advertising in select markets in 2003.

Stores and Store Operations

        Site Selection.    We increased our store base by 46 stores in 2002 and currently plan to increase our square footage by approximately 10% in 2003 by opening stores in both new and existing markets. We expect our new stores to be similar in appearance and operation to our existing stores. Based on information prepared for us by a major retail site selection and market research firm, we believe there is potential for at least an additional 300 store locations in areas with similar customer demographics in the United States.

        We believe that our customers are attracted to our stores by our advertising and direct mail program that emphasizes the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls and warehouse zones, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, our real estate costs are lower than those of other retailers.

        Store Leases.    Our annual rent per store is slightly over $76,000 and store rent, as a percent of net sales, was 5.0% for 2002. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts, but we have historically incurred the contingent rent obligations in only about one-third of those leases.

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

        Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 5,000 to 12,000 square feet and averages approximately 8,700 square feet. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain a minimum inventory in stockrooms.

        Store Operations.    We operate our stores during periodic "sales events," each of which lasts from three to five weeks. We are closed predominantly for the months of January and July, which are traditionally weak months for retailers. We also close during the intervals between sales events to stock merchandise for the next event. We have recently increased the frequency of shipments of new merchandise during a sales event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores.

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

        Store Locations.    We currently operate 526 stores in 43 states as of March 2003. Specific store locations can be accessed through our web site www.tuesdaymorning.com.

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

        In 2001, we improved our automation systems, reconfigured and expanded our distribution equipment and facilities and installed truck loading equipment in order to increase our processing, sorting and shipping capacity and provide growth capacity for the next several years. We have also cut the time merchandise remains in our distribution center from several months to just a few weeks and have increased store deliveries from 14 to 28 times per year, all of which has allowed us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. The increased number of shipments also allows our stores to process shipments more effectively and restock their shelves with new merchandise during sales events. In 2002, we continued these initiatives and purchased a previously leased distribution building and expanded it in order to reduce our handling costs.

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

        We are distinguishable from our competitors in several other respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at suitable prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our focus is on upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, unlike other closeout retailers, which operate on a year-round basis, we operate on a sales event basis. We believe that our periodic schedule of openings and closings creates a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Employees

        At February 28, 2003, we employed 1,734 persons on a full-time basis and 5,797 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Trademarks and Tradenames

        We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office.

Corporate Information

        Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 14621 Inwood Road, Addison, Texas 75001, and our telephone number is (972) 387-3562. Our SEC filings can be accessed, free of charge, through our web site, www.tuesdaymorning.com. We post our SEC filings as soon as reasonably possible through our web site, www.tuesdaymorning.com, in Investor Relations.

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

        As part of our growth strategy, we intend to continue to increase our total number of stores. To do so successfully, we must open stores in new and existing markets and operate these stores on a profitable basis. We increased our store base by 49 in 2000, 38 in 2001, and 46 in 2002 and currently plan to increase our square footage by approximately 10% in 2003. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure you that any new store will obtain similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

        We opened our first stores in the Daytona Beach, Florida and Modesto, California markets during 2002 and intend to enter into additional new markets in 2003 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

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

Our business and results of operations are subject to a broad range of uncertainties arising out of world events.

        Our business and results of operations are subject to uncertainties arising out of world events. These uncertainties may include the potential worsening or extension of the current global economic slowdown, changes in consumer spending or travel and the economic consequences of military action or additional terrorist activities. We sell luggage and other travel related merchandise, and we experienced a decrease in sales of these products as airline travel decreased following the terrorist attacks of 9/11/2001. The terrorist attacks had an adverse impact upon our results of operations during the fourth quarter of 2001 and any future events arising as a result of terrorist activity or other world events may have a material impact on our business, results of operations and financial condition in the future.

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

  •
  competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;

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

        By its nature, specific closeout merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortages of closeout merchandise in the near future, we cannot assure you that manufacturers or vendors will continue to make closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. Our inability to acquire suitable merchandise in the future or to accurately anticipate consumer demand for such merchandise would have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent on external funding sources, which may not make available to us sufficient funds when we need them.

        We, like other retailers, rely significantly on external funding sources to finance our operations and growth. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital requirements for at least the next 12 months. Our ability to obtain additional debt is dependent upon our future operating performance, general economic and competitive conditions and financial, business and other factors, many of which we cannot control.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

        We purchase imported products to sell in our stores. Merchandise imported directly and indirectly from overseas manufacturers accounts for a large proportion of our total purchases. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include:

  •
  disruptions in the shipping and importation of imported products because of factors such as:

  •
  raw material shortages, work stoppages, strikes and political unrest;

  •
  problems with oceanic shipping, including shipping container shortages;

  •
  increased inspections of import shipments or other factors causing delays in shipments;

  •
  economic crises, international disputes and wars; and

  •
  increases in the cost of purchasing or shipping foreign merchandise resulting from:

  •
  loss of "most favored nation" trading status by the United States in relation to a particular foreign country;

  •
  import duties, import quotas and other trade sanctions; and

  •
  increases in shipping rates.

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

        Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated during the fourth quarter, which includes the holiday shopping season (see "Quarterly Results and Seasonality" in Management Discussion and Analysis). Net sales in the fourth quarters of 2000, 2001 and 2002 accounted for 37.9% and 39.8% and 38.4%, respectively, of annual net sales for such years. Operating income for the fourth quarters of 2000, 2001 and 2002 accounted for 44.1%, 66.7% and 62.2%, respectively, of annual operating income for such years. Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year will have a material adverse effect on our annual results of operations. Our quarterly results of operations also may fluctuate significantly based on such factors as:

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

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales increased 8.8% in 2000, declined 0.3% in 2001 and increased 4.3% in 2002. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could cause the price of our common stock to decrease significantly and could have a material adverse effect on our results of operations.

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

Future sales of our common stock on the public market could depress our stock price.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. Madison Dearborn beneficially owns 21,363,526 shares of common stock, or approximately 53% of outstanding shares. Madison Dearborn has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted Madison Dearborn certain rights with respect to the registration of shares of our common stock held by it, including the right to require that we register the sale of all or part of the shares it holds.

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

Item 2. Properties

        Stores.    We lease all of our stores from unaffiliated third parties, except that we own one store located adjacent to our distribution facility. At December 31, 2002, the remaining terms of our store leases ranged from three months to approximately ten years. The average initial term of a store lease is approximately five years. We intend to lease all of our new stores from unaffiliated third parties. See also "Business—Stores and Store Operations" above.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1,431,000 square feet of building space in the Dallas, Texas metropolitan area. This space includes a 79,000 square foot building acquired in September 2002 for approximately $4 million, which will house our corporate offices. The distribution space includes 282,000 square feet that we acquired in January 2002 for approximately $11 million and expanded during 2002. This space houses our distribution center and one store. We also lease an additional 281,000 square feet of warehouse space near the distribution center. The leases related to this warehouse space expire in October 2003. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We, however, will need to acquire or lease additional warehouse space in approximately four to five years to accommodate our distribution requirements as our store base grows.

Item 3. Legal Proceedings

        We are not aware of any legal proceedings pending or threatened against us that we expect would have a material adverse effect on our financial condition or results of operations.

        During 2000 and 2001, Tuesday Morning was named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney's fees and costs. We intend to vigorously defend these actions. We do not believe this or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

PART II

Item 5. Market Price of Registrant's Common Stock and Related Shareholder Matters

        Our common stock has traded on the NASDAQ National Market since our initial public offering on April 22, 1999, under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2000
First quarter	$18.22	$9.63
Second quarter	$15.13	$7.88
Third quarter	$15.00	$7.06
Fourth quarter	$7.94	$3.50
Year Ended December 31, 2001
First quarter	$10.31	$5.06
Second quarter	$14.36	$9.06
Third quarter	$14.18	$8.76
Fourth quarter	$20.80	$8.55
Year Ended December 31, 2002
First quarter	$22.87	$13.60
Second quarter	$28.88	$17.56
Third quarter	$19.43	$13.61
Fourth quarter	$21.40	$15.19
Year Ended December 31, 2003
First quarter (through February 28, 2003)	$19.45	$15.10

        On February 28, 2003, the last reported sale price for our common stock on the NASDAQ National Market was $17.21 per share. As of March 3, 2003, there were 18 holders of record and an estimated 4,500 beneficial owners of our common stock.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any dividends on our common stock at the present time. In addition, our senior credit facility prohibits the payment of dividends and the indenture governing our senior subordinated notes limits the payment of dividends.

Equity Compensation Plan Information
(in thousands)

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	2,304	$11.47	667
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Item 6. Selected Consolidated Financial and Operating Data

        The following table sets forth the selected consolidated financial and operating data for, and as of the end of, each of the five years ended December 31, 2002. The statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the balance sheet data as of December 31, 2001 and 2002 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$396,095	$488,866	$586,867	$642,398	$728,846
Cost of sales	257,037	312,106	389,967	421,703	461,317

Gross profit	139,058	176,760	196,900	220,695	267,529
Selling, general and administrative expenses	94,972	111,173	134,063	152,119	181,810

Operating income	44,086	65,587	62,837	68,576	85,719
Net interest and other income (expense)	(22,726)	(20,164)	(23,537)	(18,505)	(13,783)

Income before income taxes and extraordinary item	21,360	45,423	39,300	50,071	71,936
Income tax expense	8,208	17,164	14,733	19,127	27,855

Income before extraordinary item	13,152	28,259	24,567	30,944	44,081
Extraordinary item related to debt extinguishment net of tax	—	(3,048)	—	—	—

Income before preferred dividends	13,152	25,211	24,567	30,944	44,081
Preferred dividends	(10,966)	—	—	—	—

Net income available to common shareholders	$2,186	$25,211	$24,567	$30,944	$44,081

Earnings per share:
Basic	$0.08	$0.49	$0.63	$0.78	$1.10
Diluted	0.08	0.46	0.61	0.76	1.07
Weighted average shares outstanding:
Basic	26,369	34,958	39,278	39,673	40,037
Diluted	27,825	36,750	40,492	40,730	41,238
Operating Data:
Number of stores:
Beginning of period	315	347	382	431	469
Opened during period	35	44	54	43	56
Closed during period	(3)	(9)	(5)	(5)	(10)

Open at end of period	347	382	431	469	515

Comparable store sales increase (decrease)(1)	12.1%	13.3%	8.8%	(0.3)%	4.3%
Average sales per store(2)	$1,171,000	$1,319,000	$1,416,000	$1,402,000	$1,456,000
Inventory turnover(3)	2.01	2.09	1.97	2.43	3.02

	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Working capital	$70,507	$89,504	$113,772	$90,772	$75,195
Inventories	96,743	141,534	174,813	127,843	134,947
Total assets	155,319	203,716	243,147	259,007	245,294
Total debt, including current portion	205,197	175,792	187,025	166,205	73,224
Senior exchangeable redeemable preferred stock	28,231	—	—	—	—
Junior redeemable preferred stock	85,998	—	—	—	—
Junior perpetual preferred stock	1,930	—	—	—	—
Total shareholders' equity (deficit)	(217,623)	(35,948)	(11,157)	20,054	69,175

(1)
Comparable store sales are computed by comparing sales for stores open during the same quarter in the current and previous year. Only stores that are open for the full quarter are used in the computation. Stores that are relocated within a geographic market are considered the same store for purposes of the computation.

(2)
Average sales per store is the sum of the average of the sales per store for each quarter.

(3)
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

Overview

        We are a leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and, over the next 27 years, have grown nationwide, increasing our store base to 526 stores in 43 states as of March 2003.

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

Critical Accounting Policies

        Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method on a first-in, first-out basis for store inventory and the specific identification method for warehouse inventory. Buying, distribution and freight costs are capitalized as part of inventory and are expensed as the related inventory is sold.

        Our inventory is the largest asset on our balance sheet and represents over 55% and 49% of total assets at December 31, 2002 and 2001, respectively. The inventory increased 5.6% or $7.1 million from $127.8 million in 2001 to $134.9 million in 2002. On a per store basis our inventory declined 4.0%. This decline was the result of management's decision to conservatively manage our inventory due to the difficult economic environment. In addition, by consistently offering fresher merchandise to our customers and by more aggressively marking down slower moving inventory, the aging of our inventory has improved.

        Markdown Allowances—Beginning in 2001, we have used accelerated markdown allowances to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. In 2002, our policy has resulted in virtually all of our inventory being less than one year old.

        As a part of our annual budget process, markdown allowances are budgeted by the buying department according to the quarter the merchandise is anticipated to require a markdown allowance. Markdown allowances may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary throughout the quarter or year in timing, but are recorded in the books immediately based on the total quantities on-hand in the stores. We review all inventory for lower of cost or market at the end of each period.

        Self-Insurance Reserves—We have agreed to bear a portion of the annual liability to insure for workers' compensation claims. Amounts in excess of the designated risk level are covered 100% by our insurance provider. Workers compensation claims may be resolved within a one to two year period; however, workers compensation claims can remain open and active for periods approaching seven years. We provide insurance reserves for the total projected ultimate loss of each claim as estimated by our insurance broker.

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

  •
  discontinue during 2001 the use of all 16 third party regional distribution centers, consolidate existing warehousing and shipping in the Dallas metropolitan area and significantly reduce our handling, freight and distribution costs; and

  •
  decrease the time that merchandise is warehoused before being processed and shipped to stores, from 3 to 12 months in 2000 to 1 to 3 months in 2001 and 2002.

        These operating improvements allowed us to:

  •
  increase inventory turns from 2.4 times in 2001 to 3.0 times in 2002, and

  •
  reduce our interest bearing debt by almost $93 million, from $166.2 million at year end 2001 to $73.2 million at year end 2002.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Year Ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.4	65.6	63.3

Gross profit	33.6	34.4	36.7
Selling, general and administrative expenses	22.8	23.7	24.9

Operating income	10.8	10.7	11.8
Net interest and other income (expense)	4.0	2.9	1.9
Income tax expense	2.5	3.0	3.9

Net income	4.3%	4.8%	6.0%

Number of stores open at end of period	431	469	515

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

  •
  payroll and related benefits and waste expense, which vary due to shipments of merchandise to the stores;

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

2002 Compared to 2001

        Net sales increased $86.4 million or 13.5% to $728.8 million in 2002 from $642.4 million in 2001. This increase was attributable to sales from new stores and a 4.3% increase in comparable store sales from 2001. Comparable store transactions increased 6.4% offset by a decrease of 1.6% in comparable store average ticket. Average annual sales per store increased by $54 thousand or 3.8% from $1.4 million in 2001 to $1.5 million in 2002.

        Gross profit increased $46.8 million or 21.2% to $267.5 million in 2002 compared to $220.7 million in 2001. The increase was attributable to an increase in our net sales combined with an increase in our gross profit percentage to 36.7% in 2002 from 34.4% in 2001. This 2.3% increase in our gross profit percentage was attributable to a 1.1% improvement in our cost of distribution and freight, 1.1% in higher initial margin due to the mix of products sold, a 0.4% reduction in damages and shrink. These improvements were offset by a 0.3% increase in markdowns.

        Selling, general and administrative expenses increased $29.7 million or 19.5% to $181.8 from $152.1 in the prior year. The increase was attributable to new stores, some inflationary effects and increases in variable expenses. As a percentage of sales these expenses increased 1.2% to 24.9% in 2002 from 23.7% in 2001. The increased percentage included a 0.5% increase in store wages and benefits, a 0.3% increase in corporate legal and insurance expenses and 0.2% increase in store rent and occupancy expense and the remaining 0.3% related to other general operating expenses.

        Net interest expense and other income (expense) decreased $4.7 million to $13.8 million in 2002 compared to $18.5 million in 2001. This decrease was attributable to decreased borrowings during the year and decreased interest rates.

        Income tax expense increased $8.8 million to $27.9 million in 2002 from $19.1 million in 2001 due to increased profitability and increases in our effective tax rate to 38.7% in 2002 from 38.2% in 2001. The increase in our effective tax rate was attributable to increases in state income taxes due to higher levels of profitability in states with higher tax rates.

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

        Selling, general and administrative expenses increased $18.0 million, or 13.4%, to $152.1 million in 2001 from $134.1 million in 2000. This increase was attributable to the addition of new stores, inflationary increases and increases in variable expenses. As a percentage of net sales, these expenses increased to 23.7% in 2001 from 22.8% in 2000. The increased percentage was primarily the result of increases in store expenses of 0.7%. Store expenses increased 0.8% due to wage and benefit increases, 0.4% due to increase in rent and 0.2% due to utility costs. These increases were offset by a reduction of 0.7% in advertising costs.

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

        Net cash flows provided from operating activities in 2000, 2001 and 2002 were $2.4 million, $91.5 and $74.8 million, respectively. The increase in 2001 and 2002 was attributable to a decrease in inventory resulting from the changes in our product procurement strategies described above, an increase in our accounts payable to inventory ratio and improved operating performance. Cash and cash equivalents as of December 31, 2000, 2001 and 2002 were $20.9 million, $82.3 million and $31.9 million, respectively.

        Capital expenditures, principally associated with new store openings and distribution center systems enhancements, were $11.1 million, $9.6 million and $34.3 million for 2000, 2001 and 2002, respectively. During 2002, we spent $17 million to purchase and expand a warehouse that we previously leased. In addition, we spent $4.1 million to purchase an office building. During 2003 we expect to spend approximately $19 million for capital expenditures, which will be financed with funds generated from operations and borrowings under our revolving credit facility.

        As part of our recapitalization on December 29, 1997, we entered into a senior credit facility, which initially consisted of $110.0 million in term loans and a $90.0 million revolving credit facility. At December 31, 2001, we had $91.8 million outstanding under the term loans.

        On September 27, 2002, we refinanced our senior credit facility with a $135 million revolving credit facility, which expires March 27, 2006 and may be extended until March 27, 2007 at our request if approved by the revolving credit lenders. Any borrowing under the revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. This rate is reduced as our leverage ratio improves. For 15 consecutive days between December 1 and January 31 of each calendar year, beginning in December 2002, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $35 million for the period December 2002 through January 2003 and $20 million for all similar annual periods thereafter.

        Availability under the revolving credit facility is based on eligible inventory and was $71.3 million at December 31, 2002 and $55.6 million at December 31, 2001. No amounts were outstanding under the revolving credit facility at December 31, 2002 or December 31, 2001. As of December 31, 2002 and 2001, we had outstanding letters of credit of $3,993 and $1,200, respectively, primarily for insurance and inventory purchases.

        Our indebtedness under the senior credit facility is secured by a lien on our inventory, tangible personal property and first and second mortgages on our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries. We have granted a first lien on some of our owned real property to our real estate lender to secure the repayment of notes, which had balances of approximately $4.2 million at December 31, 2002, and $5.4 million at December 31, 2001. In February 2003, we repaid the $4.2 million in mortgage notes in their entirety through available cash flows.

        The instruments governing our indebtedness, including the senior credit facility and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, our ability and our subsidiaries' ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, make capital expenditures, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our or our subsidiaries' assets. As of December 31, 2002 and 2001, we were in compliance with all covenants.

        The $69 million senior subordinated notes bear interest at 11% and are due on December 15, 2007. These notes are subordinated to any amount outstanding under the senior credit facility. Interest is payable on June and December 15 of each year. Beginning December 15, 2002, the senior subordinated notes became subject to redemption at our option in whole or in part, with proper notice at designated redemption prices plus accrued interest.

        The senior subordinated notes contain restrictive covenants, which among other things, limits our ability to incur additional indebtedness, pay dividends or distributions or make investments. As of December 31, 2002 and 2001, we were in compliance with all covenants.

        The following table reflects our future contractual obligations:

Contractual Obligations and Operating Leases
(in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Mortgages(1)	$650	$650	$650	$650	$650	$974	$4,224
Long Term Debt	—	—	—	—	69,000	—	69,000
Operating Leases	40,828	35,088	29,076	23,231	15,955	19,926	164,104

Totals	$41,478	$35,738	$29,726	$23,881	$85,605	$20,900	$237,328

(1)
We have repaid these mortgages in full in February 2003.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the eight quarters ended December 31, 2002. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. In the opinion of management, this data fairly presents the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period.

        A summary of the unaudited quarterly results for 2002 and 2001 follows:

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$132,924	$161,438	$154,644	$279,840
Gross profit	50,496	54,353	54,326	108,354
Operating income	10,758	10,450	11,167	53,344
Net income	4,670	4,499	3,932	30,980
Earnings Per Share—Diluted	$0.11	$0.11	$0.10	$0.75
Comparable store sales increase(1)	11.4%	0.1%	11.0%	0.3%
	Quarters Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net sales	$109,518	$148,277	$128,983	$255,620
Gross profit	41,157	46,052	42,653	90,833
Operating income	8,226	8,777	5,844	45,729
Net income	1,905	2,430	806	25,803
Earnings Per Share—Diluted	$0.05	$0.06	$0.02	$0.63
Comparable store sales increase (decrease)(1)	8.4%	1.1%	1.6%	(5.1)%

(1)
Comparable store sales are computed by comparing sales for stores open during the same quarter in the current and previous year. Only stores that are open for the full quarter are used in the computation. Stores that are relocated within a geographic market are considered the same store for purposes of the computation

        Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic conditions. The timing of sales events could impact the weighting of sales between quarters.

        We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and most of our operating income being generated in the fourth quarter, which includes the holiday selling season. Net sales in the fourth quarter accounted for approximately 40% of annual net sales in each of the last three years, and operating income for the fourth quarters of 2000, 2001 and 2002 accounted for 44.1%, 66.7% and 62.2%, respectively, of annual operating income for such years.

Inflation

        In our opinion, inflation has not had a material effect on our results of operations. We cannot assure you, however, that inflation will not materially affect us in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2002, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    The objective of our financial risk management is to minimize the negative impact of foreign currency exchange and interest rate fluctuations on our earnings, cash flows and equity. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions. We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates. During 2002, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor's currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the income statement and were immaterial to us as a whole in 2002 and are offset by corresponding changes in our merchandise cost. At December 31, 2002, we had outstanding forward foreign currency contracts to purchase approximately $418 thousand of Euros with maturities ranging between two and 120 days.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2002, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

        The table below provides information about our forward foreign currency contracts that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency:

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Weighted Average Contract Exchange Rate	Fair Value
Euro	$418	1.0330	$423

You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 8 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

        Interest Rates.    We had both fixed-rate and variable-rate debt as of December 31, 2002. We do not hold any derivatives related to interest rate exposure for any of our debt facilities.

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

        The table below provides information about our debt obligations that are sensitive to changes in interest rates:

Expected Maturity
(in thousands)

	Year Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Long Term Debt: Variable Rate(1)	$650	$650	$650	$650	$650	$974	$4,224
Average Interest Rate(2)	2.89%	3.89%	5.47%	5.47%	5.47%	5.47%
Fixed Rate	$—	$—	$—	$—	$69,000	$—	$69,000
Average Interest Rate	11.00%	11.00%	11.00%	11.00%	11.00%	11.00%

(1)
This mortgage was repaid in February, 2003.

(2)
The source of the average interest rate is based upon average rates provided by Fleet Boston Financial.

You can find more information about our debt in Notes 3 and 9 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Auditors are included in this Form 10-K

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        Our financial statements for 2000 and 2001 were audited by Arthur Andersen LLP. As a result of Andersen's liquidation, we changed our auditors to Ernst & Young LLP on May 14, 2002. This change was reported in a Current Report on Form 8-K dated May 14, 2002.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10 is incorporated herein by reference to the disclosure found under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

Item 11. Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the disclosure found under the captions "Executive Compensation," "Option Grants During Fiscal 2002," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Compensation Committee Interlocks and Insider Participation" in our proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 is incorporated herein by reference to the disclosure found under the caption "Beneficial Ownership of Common Stock" in our proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item 13 is incorporated herein by reference to the disclosure found under the caption "Certain Relationships and Related Transactions" in our proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

Item 14. Controls and Procedures

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

        Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of December 31, 2002, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

        There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

    (3)
    Exhibits:

      Reference is made to the attached Exhibit Index.

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

REPORT OF INDEPENDENT AUDITORS

         To the Board of Directors and Shareholders of
Tuesday Morning Corporation:

        We have audited the accompanying consolidated balance sheet of Tuesday Morning Corporation, a Delaware corporation, and its subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Tuesday Morning Corporation as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated February 19, 2002.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tuesday Morning Corporation as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

ERNST&YOUNG LLP

Dallas, Texas
February 14, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23.2.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Tuesday Morning Corporation:

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation, a Delaware corporation, and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                      ARTHUR ANDERSEN LLP

Dallas, Texas
February 19, 2002

Tuesday Morning Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	As of December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$31,929	$82,270
Inventories	134,947	127,843
Prepaid expenses and other current assets	4,265	3,463
Deferred income taxes	2,934	8

Total current assets	174,075	213,584

Property and equipment, at cost	124,366	90,217
Less accumulated depreciation	(56,870)	(49,279)

Net property and equipment	67,496	40,938

Due from officers.	—	175
Deferred financing costs	2,879	3,905
Other assets	844	405

Total Assets	$245,294	$259,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion—long-term debt	$650	$53,059
Revolving credit facility	—	—
Accounts payable	59,075	38,437
Accrued liabilities	25,790	17,989
Income taxes payable	13,365	13,327

Total current liabilities	98,880	122,812

Long-term debt, excluding current portion	72,574	113,146
Deferred income taxes	4,665	2,995

Total Liabilities	176,119	238,953

Commitments and contingencies
Shareholders' equity:
Common stock, par value $.01 per share, authorized 100,000,000 shares; 40,224,323 and 39,771,654 shares issued and outstanding at December 31, 2002 and 2001, respectively	402	398
Additional paid-in capital	177,118	172,176
Retained deficit	(108,533)	(152,614)
Accumulated other comprehensive income	188	94

Total Shareholders' Equity	69,175	20,054

Total Liabilities and Shareholders' Equity	$245,294	$259,007

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales	$728,846	$642,398	$586,867
Cost of sales	461,317	421,703	389,967

Gross profit	267,529	220,695	196,900
Selling, general and administrative expenses	181,810	152,119	134,063

Operating income	85,719	68,576	62,837
Other income (expense):
Interest income	263	237	119
Interest expense.	(13,775)	(19,312)	(22,962)
Other income (expense)	(271)	570	(694)

	(13,783)	(18,505)	(23,537)

Income before income taxes	71,936	50,071	39,300
Income tax expense	27,855	19,127	14,733

Net income	$44,081	$30,944	$24,567

Earnings Per Share
Net income per common share:
Basic	$1.10	$0.78	$0.63
Diluted	$1.07	$0.76	$0.61
Weighted average number of common shares:
Basic	40,037	39,673	39,278
Diluted	41,238	40,730	40,492

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
Years ended December 31, 2002, 2001 and 2000
(In thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings (Deficit)		Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 1999	38,848	$388	$171,789	$(208,125)	$—	$(35,948)
Comprehensive income
Net earnings	—	—	—	24,567	—	24,567
Unrealized gain on securities, net of tax	—	—	—	—	124	124

Total comprehensive income	—	—	—	—	—	24,691
Shares issued in connection with employee stock option plan/stock purchase plan	715	7	93	—	—	100

Balance at December 31, 2000	39,563	395	171,882	(183,558)	124	(11,157)
Comprehensive income
Net earnings	—	—	—	30,944	—	30,944
Unrealized loss on securities, net of tax	—	—	—	—	(18)	(18)
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(12)	(12)

Total comprehensive income	—	—	—	—	—	30,914
Shares issued in connection with employee stock option plan/stock purchase plan	209	3	294	—	—	297

Balance at December 31, 2001	39,772	398	172,176	(152,614)	94	20,054
Comprehensive income
Net earnings	—	—	—	44,081	—	44,081
Unrealized gain on securities, net of tax	—	—	—	—	199	199
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(105)	(105)

Total comprehensive income	—	—	—	—	—	44,175
Shares issued in connection with employee stock option plan/stock purchase plan	302	3	956	—	—	959
Shares issued under secondary offering	150	1	2,230	—	—	2,231
Tax benefit of employee stock options exercised	—	—	1,640	—	—	1,640
Other	—	—	116	—	—	116

Balance at December 31, 2002	40,224	$402	$177,118	$(108,533)	$188	$69,175

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2002	2001	2000
Net cash flows from operating activities:
Net income	$44,081	$30,944	$24,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,591	6,075	5,339
Amortization of financing fees	2,353	2,018	1,368
Deferred income taxes	(1,256)	(290)	330
Tax benefit of employee stock option exercises	1640	—	—
(Gain) on marketable securities	(106)	—	(92)
(Gain) loss on disposal of fixed assets	145	(15)	1,292
Change in operating assets and liabilities:
Inventories	(6,905)	46,952	(33,279)
Prepaid and other current assets	(802)	80	(188)
Other assets	(439)	(50)	(28)
Accounts payable	20,638	(4,804)	3,750
Accrued liabilities	7,802	2,688	3,040
Income taxes payable	38	7,872	(3,713)

Total adjustments	30,699	60,526	(22,181)

Net cash provided by operating activities	74,780	91,470	2,386

Net cash flows from investing activities:
Loans to officers	—	(75)	(356)
Repayments of loans from officers	175	256	—
Proceeds from sale of assets	—	38	15
Capital expenditures.	(34,294)	(9,550)	(11,046)

Net cash used in investing activities	(34,119)	(9,331)	(11,387)

Net cash flows from financing activities:
Payment of debt and mortgages	(92,981)	(20,820)	(13,767)
Proceeds from increase in Senior Credit Facility	—	—	25,000
Payment of financing fees	(1,327)	(232)	(1,241)
Proceeds from exercise of common stock options and stock purchase plan purchases	959	297	100
Net proceeds from secondary	2,231	—	—
Other	116	—	—

Net cash provided by (used in) financing activities	(91,002)	(20,755)	10,092

Net increase (decrease) in cash and cash equivalents	(50,341)	61,384	1,091
Cash and cash equivalents, beginning of period	82,270	20,886	19,795

Cash and cash equivalents, end of period	$31,929	$82,270	$20,886

Supplemental cash flow information:
Interest paid	$13,691	$19,893	$22,657
Income taxes paid.	27,904	11,783	18,387
Non-cash items:
Accumulated Comprehensive Income	$94	$(30)	$124

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company owned and operated 515 deep discount retail stores in 42 states at December 31, 2002 (469 and 431 stores at December 31, 2001 and 2000, respectively). The Company sells closeout home furnishings, gifts and related items, which it purchases at below wholesale prices. Company stores are open for periodic sales events, each of which lasts from three to five weeks.

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

        (b)  Cash and Cash Equivalents—The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $25,574 at December 31, 2002 and $74,864 at December 31, 2001 are investments in money market funds. The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

        (c)  Inventories—Inventories are stated at the lower of cost or market using the retail inventory method on a first-in, first-out basis for store inventory and the specific identification method for warehouse inventory. Buying, distribution, and freight costs are capitalized as part of inventory and are expensed as the related inventory is sold. The Company uses accelerated markdown allowances to promote the effective and timely sale of merchandise that allows it to consistently provide fresher merchandise to its customers. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary throughout the quarter or year in timing, but are recorded in the books immediately based on total quantities on-hand in the stores. The Company reviews all inventory for lower cost or market issues at the end of each period.

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

        (g)  Self-Insurance Reserves—The Company has agreed to bear a portion of the annual liability to insure for workers compensation claims. Amounts in excess of the designated risk level are covered by the Company's insurance provider. Workers compensation claims may be resolved within a one to two year period; however, workers compensation claims can remain open and active for periods approaching seven years. The Company provides insurance reserves for the total projected ultimate loss of each claim as estimated by its insurance broker.

        (h)  Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax.

        (i)    Pre-opening Costs—Costs incurred prior to the date that new stores open are expensed as incurred.

        (j)    Advertising—Costs for newspaper, radio and other media are expensed as the advertised events take place. Advertising expense for 2002, 2001 and 2000 was $28,369, $25,271, and $27,581, respectively.

        (k)  Use of Estimates—The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (l)    Foreign Currency Transactions—The Company enters into foreign currency forward exchange contracts solely to reduce the effects of fluctuating foreign currency exchange rates on merchandise purchases between the order and payment dates, approximately 2 to 6 months. The derivative instruments are designated as cash flow hedges. All foreign currency contracts are issued by one financial institution that is rated as investment grade by a major rating agency. The Company does not utilize derivative financial instruments for trading or speculative purposes.

        The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which changed the way it accounts for financial derivative instruments. SFAS No. 133 requires the Company to record all derivatives on its balance sheet at fair value. Derivatives not designated as hedges must be adjusted to fair value through income. The Company accounts for its foreign currency forward contracts as cash flow hedges, as defined. Changes in the fair value of the contracts that are considered to be effective, as defined, are recorded in other comprehensive income until the hedged item is recorded in earnings. A portion of a change in a derivative's fair value that is considered to be ineffective, as defined, or that the Company has elected to exclude from its measurement of effectiveness, would be immediately recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income when the hedged inventory purchased is sold. In general, all of the Company's cash flow hedges are effective.

        The effect of foreign exchange contracts on the Company's financial position is immaterial.

        (m)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long-lived assets have not had a material impact on the Company's financial position, results of operations or liquidity for the years presented.

        (n)  Stock Option Plan—The Company grants stock options to certain employees with stock option exercise prices equal to the fair market value of the shares on the date of the grant. The Company has elected to continue to apply the requirements of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123; therefore no compensation expense for the stock option grants has been recognized.

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income as reported	$44,081	$30,944	$24,567
Deduct: employee stock based compensation determined under fair value based methods for all awards, net of related tax effects	(1,509)	(788)	(412)

Pro forma net income	$42,572	$30,156	$24,155

Net income per common share
Basic as reported	$1.10	$0.78	$0.63
Basic pro forma	1.06	0.76	0.63
Diluted as reported	1.07	0.76	0.61
Diluted pro forma	1.06	0.74	0.61

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2002, 2001 and 2000: the risk free interest rate of 4.2%, 4.9% and 6.2% for fiscal 2002, 2001 and 2000, respectively; expected dividend yield of zero for all years; expected lives 7.5 years for all years and expected volatility of 52%, 51% and 51% for fiscal 2002, 2001 and 2000, respectively. The weighted average fair value of options granted in fiscal 2002, 2001 and 2000 were $20.93, $9.15 and $9.54, respectively.

        (o)  Net Income Per Common Share—Basic net income per common share for the years ended December 31, 2002, 2001 and 2000 are calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the years ended December 31, 2002, 2001 and 2000 are calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 6 and 12.

        (p)  Recent Accounting Pronouncements—In November, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees for Indebtedness of Others", which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts or loan agreements in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. In the first quarter of fiscal 2002, the Company adopted the provisions of SFAS No. 144. This provision did not have a material impact on the consolidated operating results or financial position.

        The Emerging Issues Task Force recently reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". The Task Force decided that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement unless the consideration represents a reimbursement of a specific, incremental, identifiable cost incurred by the customer in selling the vendor's product or services. The Company receives no rebates related to merchandise purchases. However, the Company does, on occasion, receive discounts from vendors related to merchandise purchases. These discounts are recorded into the balance sheet as a reduction in the purchase price of the inventory and the amounts are amortized based on inventory turn throughout the year. These amounts are immaterial to the Company's financial position or results of operations.

        (q)  Comprehensive Income—Comprehensive income represents the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The components of comprehensive income are reported in the Consolidated Statements of Shareholders' Equity. A detailed roll forward of accumulated comprehensive income, net of taxes, is as follows:

	Foreign Exchange Contract	Available for Sale Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2000	$—	$124	$124
Changes in fair value	(71)	(18)	(89)
Reclassification to earnings	59	—	59

Balance at December 31, 2001	(12)	106	94
Changes in fair value	533	(106)	427
Reclassification to earnings	(333)	—	(333)

Balance at December 31, 2002	$188	$—	$188

        (r)  Segment Accounting—The Company operates as one business segment. Operations at December 31, 2002 consisted of 515 retail stores in 42 states. These stores have a uniform format, uniform hours, the same event calendar and carry the same merchandise (quantities and patterns may vary). Merchandise categories are limited to home furnishings, housewares, gifts and related items. All merchandise is priced uniformly throughout the chain and is distributed from a central distribution system that allocates merchandise to the stores rather than allowing them to reorder.

        (s)  Off-balance Sheet Arrangements—The Company does not have off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor does it have material transactions or commitments involving related persons or entities.

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at December 31, 2002 and 2001:

	2002	2001
Land	$8,509	$4,374
Buildings	37,135	20,798
Furniture and fixture	37,254	32,359
Equipment	37,050	28,781
Leasehold improvements	4,418	3,905

	124,366	90,217
Less accumulated depreciation	(56,870)	(49,279)

Net	$67,496	$40,938

(3) LONG TERM DEBT

        In June 1999, the Company purchased a warehouse for $6,500 that it had been leasing. This was financed through a ten-year mortgage with a interest rate of LIBOR plus an applicable margin rate (2.65% at December 31, 2002) with principal and interest due monthly. This mortgage is secured by the land and buildings and matures June 3, 2009.

        In connection with this mortgage, the Company is limited to a maximum leverage ratio and is required to comply with other financial covenants. At December 31, 2002, the Company was in compliance with these covenants.

        The maturities of the mortgages are as follows:

Year	Amount
2003	$650
2004	650
2005	650
2006	650
2007	650
Thereafter	974

Total	$4,224

        The Company has repaid this mortgage in full in February 2003.

        At December 31, 2002 and 2001, long term debt consisted of the following:

	2002	2001
Mortgages on land and buildings	$4,224	$5,384
Senior Credit Facility	—	91,821
Senior Subordinated Notes	69,000	69,000

Total	73,224	166,205
Less current portion	(650)	(53,059)

Total Long-Term	$72,574	$113,146

        Senior Credit Facility—On December 29, 1997, the Company entered into a senior credit facility, which initially consisted of $110.0 million in term loans and a $90.0 million revolving credit facility. At December 31, 2001, the Company had $91.8 million outstanding under the term loans and no amounts outstanding under the revolving credit facility.

        On September 27, 2002, the Company entered into a new senior credit agreement and terminated its senior credit facility and related revolver and Term A and B loans. This new facility consists of a $135 million revolving credit facility and is for a period of 42 months expiring in March 2006 and may be extended to March 2007 at the Company's request if approved by the revolving credit lenders. The Company's indebtedness under the credit facility is secured by a lien on its inventory, tangible personal property and a second mortgage on its owned real property, as well as a pledge of its ownership interests in all of its subsidiaries. For 15 consecutive days between December 1 and January 31 of each calendar year, beginning in December 2002, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $35 million for the period December 2002 through January 2003 and $20 million for all similar annual periods thereafter. The Company incurs commitment fees of up to 0.50% on the unused portion of the revolving credit facility. This rate is reduced as the Company's leverage ratio improves.

        The Company had no balances outstanding related to the revolving credit facility at December 31, 2002. The remaining availability under the new senior credit facility was $71,311 at December 31, 2002. Any borrowing under the revolver would have incurred interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. As of December 31, 2002 and 2001, the Company had outstanding letters of credit of $3,993 and $1,200, respectively, primarily for insurance and inventory purchases.

        The senior credit facility contains certain restrictive covenants, which among other things, require the Company to comply with certain financial covenants including limitations on dividends, indebtedness, and capital expenditures. As of December 31, 2002, the Company was in compliance with the covenants.

        Senior Subordinated Notes—The $69 million senior subordinated notes bear interest at 11.0% and are due on December 15, 2007. These notes are subordinated to any amounts outstanding under the senior credit facility. Interest is payable on June 15 and December 15 of each year. Beginning December 15, 2002, the senior subordinated notes became subject to redemption at the option of the

Company in whole or in part, with proper notice at the redemption prices set forth below, plus accrued interest.

Twelve Month Period Beginning December 15	Percentage of Principal Amount
2002	105.50%
2003	103.67%
2004	101.83%
2005 and thereafter	100.00%

        The senior subordinated notes contain certain restrictive covenants, which among other things, limit the Company's ability to incur additional indebtedness, pay dividends or distributions or make investments. As of December 31, 2002, the Company was in compliance with the covenants.

(4) ACCRUED LIABILITIES

        At December 31, 2002 and 2001, the Company had accrued liabilities consisting of the following:

	2002	2001
Sales Tax	$5,949	$5,427
Insurance	4,646	1,705
Accrued wages & benefits	6,687	4,992
Other accrued expenses	8,508	5,865

Total accrued liabilities	$25,790	$17,989

(5) INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 consist of:

	Current	Deferred	Total
Year ended December 31, 2002
U.S. Federal	$25,775	$(1,051)	$24,724
State and local	3,336	(205)	3,131

Total	$29,111	$(1,256)	$27,855

Year ended December 31, 2001
U.S. Federal	$17,265	$(286)	$16,979
State and local	2,152	(4)	2,148

Total	$19,417	$(290)	$19,127

Year ended December 31, 2000
U.S. Federal	$13,264	$251	$13,515
State and local	1,139	79	1,218

Total	$14,403	$330	$14,733

        A reconciliation of the expected Federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

	2002	2001	2000
Expected Federal income tax expense	$25,178	$17,525	$13,755
State income taxes, net of related Federal tax effect	2,248	1,367	792
Other, net	429	235	186

Total tax expense	$27,855	$19,127	$14,733

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 were as follows:

	2002	2001
Deferred tax assets:
Current:
Other payroll and benefits	$936	$461
Inventory markdowns	537	—
Percentage rent	187	303
Self-insurance reserves	1,926	511
Other current liabilities	1,120	703

Total gross deferred tax assets	$4,706	$1,978

Deferred tax liabilities:
Current:
Inventory costs	$513	$602
Prepaid supplies	1,259	1,368
Non-current:
Property and equipment	4,665	2,995

Total gross deferred tax liabilities	6,437	4,965

Net deferred tax liability	$1,731	$2,987

        Management expects the deferred tax assets at December 31, 2002 to be fully recovered and the deferred tax liabilities at December 31, 2002 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2002 or 2001.

(6) STOCK OPTIONS

        The Company has established a stock option plan (the "Plan") which allows the Company's Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The Plan authorizes grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

        Options granted under the Plan vest over periods of four to five years. The exercise prices of the options range between $0.20 and $23.00, which approximates fair value on the grant date of the shares of common stock into which such options are exercisable. At December 31, 2002, there were 667,329 additional shares available for grant under the Plan.

        Following is a summary of transactions relating to the Plan's options for the three years ended December 31, 2002:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 1999	1,890,051	0.93
Exercised during year	(712,745)	0.24
Canceled during year	(165,724)	0.20
Granted during year	994,500	9.54

Outstanding at December 31, 2000	2,006,082	5.48
Exercised during year	(209,272)	1.47
Canceled during year	(37,634)	4.51
Granted during year	120,000	9.15

Outstanding at December 31, 2001	1,879,176	6.21
Exercised during year	(302,504)	3.36
Canceled during year	(28,457)	4.39
Granted during year	755,963	21.05

Outstanding at December 31, 2002	2,304,178	$11.47

        As of December 31, 2002, 2001 and 2000, 1,049,192, 754,830 and 372,498, respectively, of options outstanding were exercisable.

        The following table summarized information about stock options outstanding at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.20-$1.43	507	5.08	$0.33	489	$0.29
$7.97-$10.00	979	7.60	$9.58	440	$9.70
$13.35-$23.00	818	9.21	$20.65	120	$20.64

Total	2,304	7.62	$11.47	1,049	$6.57

(7) OPERATING LEASES

        The Company leases substantially all store locations under non-cancelable operating leases. Leases for new stores do, however, typically allow the Company to terminate a lease after 18 to 24 months if the store does not achieve sales expectations or another location appears superior. Future minimum rental payments under leases are as follows:

Year	Amount
2003	$40,828
2004	35,088
2005	29,076
2006	23,231
2007	15,955
Thereafter	19,926

Total minimum rental payments	$164,104

        Rental expense for 2002, 2001 and 2000 was $37,751, $33,655 and $28,060, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to the Company.

(8) PROFIT SHARING PLAN

        The Company has a 401(k) profit sharing plan for the benefit of its employees. Under the plan, eligible employees may request the Company deduct and contribute from 1% to 20% of their salary to the plan. The Company also contributes 1% of total compensation for all plan participants, and matches a portion of each participant's contribution up to 6% of the participant's compensation.

        The Company expensed contributions of $746, $664 and $573 during the years ended December 31, 2002, 2001 and 2000, respectively.

(9) FINANCIAL INSTRUMENTS

        The following table represents the carrying amounts and estimated fair values of the Company's receivables from officers, variable rate debt, and Senior Subordinated Notes as of December 31, 2002 and 2001:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets—notes receivable from officers	—	—	$175	$175
Liabilities:
Variable rate debt	4,224	4,224	97,205	97,205
Senior Subordinated Notes	69,000	71,070	69,000	70,035

        The carrying value of the variable rate debt approximates estimated fair value. The fair values of the Senior Subordinated Notes are based on quoted market prices existing at the balance sheet dates. In addition to the above, the Company had various forward foreign currency contracts outstanding at December 31, 2002 and 2001 for the purchase of $418 and $254, respectively of various foreign currencies with fair values of $423 and $248, respectively. The Company's risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions.

(10) RELATED PARTY TRANSACTIONS

        Due From Officers—At December 31, 2002 and 2001, the amount due from officers was zero and $175, respectively. Two notes were initiated during 2000 for $100 and $250 and bear interest at LIBOR plus 2%. These notes were due in 2004. The note for $250 was repaid in August 2001. An additional note was initiated in December 2001 for $75 and bore interest at LIBOR plus 2%. This note was due in 2005. All loans from officers were repaid in full during 2002.

(11) LEGAL PROCEEDINGS

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

(12) EARNINGS PER COMMON SHARE

        The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

	Years Ended December 31,
	2002	2001	2000
Basic Earnings Per Share:
Net income	$44,081	$30,944	$24,567

Weighted average number of common shares outstanding	40,037	39,673	39,278

Net income per common share	$1.10	$0.78	$0.63

Diluted Earnings Per Share:
Net income	$44,081	$30,944	$24,567

Dilutive effect of employee stock options	1,201	1,057	1,214
Weighted average number of common shares outstanding	40,037	39,673	39,278

Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,238	40,730	40,492

Net income per common share	$1.07	$0.76	$0.61

        Options to purchase common stock of 550,000 shares at prices ranging from $20.20 to $23.00, 100,000 shares at prices ranging from $13.35 to $19.13 and 80,000 shares at prices ranging from $13.95 to $19.13 were outstanding at December 31, 2002, 2001 and 2000, respectively. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results for 2002 and 2001 follows:

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$132,924	$161,438	$154,644	$279,840
Gross profit	50,496	54,353	54,326	108,354
Operating income	10,758	10,450	11,167	53,344
Net income	4,670	4,499	3,932	30,980
Earnings Per Share—Diluted	$0.11	$0.11	$0.10	$0.75
	Quarters Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net sales	$109,518	$148,277	$128,983	$255,620
Gross profit	41,157	46,052	42,653	90,833
Operating income	8,226	8,777	5,844	45,729
Net income	1,905	2,430	806	25,803
Earnings Per Share—Diluted	$0.05	$0.06	$0.02	$0.63

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: March 14, 2003	By:	/s/ KATHLEEN MASON Kathleen Mason Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2003.

Name	Title

/s/ KATHLEEN MASON Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ MARK E. JARVIS Mark E. Jarvis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Chairman of the Board
/s/ WILLIAM J. HUNCKLER, III William J. Hunckler, III	Director
/s/ ROBIN P. SELATI Robin P. Selati	Director
/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Director
/s/ HENRY F. FRIGON Henry F. Frigon	Director

CERTIFICATION UNDER SECTION 302 OF SARBANES-OXLEY

I, Kathleen Mason, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Tuesday Morning Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By:	/s/ KATHLEEN MASON Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF SARBANES-OXLEY

I, Mark E. Jarvis, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Tuesday Morning Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	By:	/s/ MARK E. JARVIS Chief Financial Officer

CERTIFICATIONS REQUIRED BY SEC. 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen Mason, the Chief Executive Officer of Tuesday Morning Corporation, hereby certify that:

  1.
  The annual report of Tuesday Morning Corporation for the period ended December 31, 2002 fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

  2.
  The information contained in the above-mentioned report fairly presents, in all material respects, the financial condition and results of operations of Tuesday Morning Corporation for the period covered by the report.

Date: March 14, 2003	By:	/s/ KATHLEEN MASON Chief Executive Officer

I, Mark E. Jarvis, the Chief Financial Officer of Tuesday Morning Corporation, hereby certify that:

  1.
  The annual report of Tuesday Morning Corporation for the period ended December 31, 2002 fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

  2.
  The information contained in the above-mentioned report fairly presents, in all material respects, the financial condition and results of operations of Tuesday Morning Corporation for the period covered by the report.

Date: March 14, 2003	By:	/s/ MARK E. JARVIS Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Registrant, Tuesday Morning Acquisition Corp. ("Merger Sub") and Madison Dearborn Capital Partners II, L.P. ("MDP")(1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Registrant, Merger Sub and MDP.(1)
3.1	Certificate of Incorporation of the Registrant.(1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant.(2)
3.3	Certificate of Designation of the Registrant.(1)
3.4	By-laws of the Registrant(1)
4.1	Indenture, dated as of December 29, 1997, by and between the Registrant and the Subsidiary Guarantors and United States Trust Company of New York, as trustee.(1)
4.2	Registration Rights Agreement, dated as of December 29, 1997, by and among the Registrant, the Subsidiary Guarantors and the Initial Purchasers.(1)
10.1	Senior Secured Credit Agreement, dated as of September 27, 2002 among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent.(3)
10.3	1997 Long-Term Equity Incentive Plan of the Registrant.†(1)
10.4	Stockholders Agreement, dated as of December 29, 1997, by and among the Registrant, MDP and the executives listed on Schedule 1 attached thereto.(1)
10.5	1999 Employee Stock Purchase Plan.†(2)
10.6	Employment Agreement, dated as of July 25, 2000, by and between the Registrant and Kathleen Mason.†(4)
21.1	Subsidiaries of the Registrant.(2)
23.1	Consent of Ernst & Young LLP, Independent Public Auditors
23.2	Statement regarding consent of Arthur Andersen LLP.

    †
    Management contract or compensatory plan or arrangement.

    (1)
    Incorporated by reference to the corresponding exhibits of the Registrant's Registration Statement on Form S-4 (File No. 333-46017).

    (2)
    Incorporated by reference to the corresponding exhibits of the Company's Registration Statement on Form S-1 (File No. 333-74365).

    (3)
    Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

    (4)
    Incorporated by reference to Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market Price of Registrant's Common Stock and Related Shareholder Matters
  Item 6. Selected Consolidated Financial and Operating Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Tuesday Morning Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except for share data)
Tuesday Morning Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
Tuesday Morning Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity (Deficit) Years ended December 31, 2002, 2001 and 2000 (In thousands)
Tuesday Morning Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
TUESDAY MORNING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except for per share amounts)
SIGNATURES
CERTIFICATION UNDER SECTION 302 OF SARBANES-OXLEY
CERTIFICATION UNDER SECTION 302 OF SARBANES-OXLEY
CERTIFICATIONS REQUIRED BY SEC. 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX