Form 10-Q
period 2003-03-31
TUESDAY MORNING CORP/DE
filed 2003-04-30
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 0-19658

TUESDAY MORNING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2398532
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6250 LBJ Freeway Dallas, Texas 75240
www.tuesdaymorning.com

(Address, including zip code, of principal executive offices)

(972) 387-3562
(Registrant’s telephone number, including area code)

14621 Inwood Rd. Addison, Texas 75001
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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2003
Common Stock, par value $0.01 per share	40,334,840

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and Private Securities Litigation Reform Act of 1995.  These statements may be found throughout this Form 10-Q particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others.  Forward-looking statements typically are identified by the use of terms such as “may, “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information.

Readers are referred to the caption “Risk Factors” appearing at the end of Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for additional factors that may affect our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

The terms “Tuesday Morning,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

Tuesday Morning Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for share data)

	March 31, 2003	Dec. 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,113	$31,929
Inventories	158,126	134,947
Prepaid expenses and other current assets	4,453	4,265
Deferred income taxes	2,934	2,934
Total current assets	182,626	174,075

Property and equipment, at cost	127,837	124,366
Less accumulated depreciation	(59,066)	(56,870)
Net property and equipment	68,771	67,496
Due from officers	—	—
Deferred financing costs	2,702	2,879
Other assets	841	844

Total Assets	$254,940	$245,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion – long-term debt	$—	$650
Accounts payable	52,889	59,075
Accrued liabilities	28,374	25,790
Income taxes payable	4,837	13,365
Total current liabilities	86,100	98,880

Revolving credit facility	20,000	—
Long-term debt, excluding current portion	69,000	72,574
Deferred income taxes	4,665	4,665

Total Liabilities	179,765	176,119

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $.01 per share, authorized 100,000,000 shares; 40,330,593 and 39,827,505 shares issued and outstanding at March 31, 2003 and 2002, respectively and 40,224,323 shares at December 31, 2002	403	402
Additional paid-in capital	177,129	177,118
Accumulated deficit	(102,451)	(108,533)
Accumulated other comprehensive income	94	188
Total Shareholders’ Equity	75,175	69,175

Total Liabilities and Shareholders’ Equity	$254,940	$245,294

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Net sales	$150,355	$132,924
Cost of sales	93,103	82,428
Gross profit	57,252	50,496
Selling, general and administrative expenses	45,194	39,738
Operating income	12,058	10,758
Other income (expense):
Interest income	28	129
Interest expense.	(2,402)	(3,625)
Other income (expense)	219	333
	(2,155)	(3,163)
Income before income taxes	9,903	7,595
Income tax expense	3,820	2,925

Net income	$6,083	$4,670

Earnings Per Share
Net income per common share:
Basic	$0.15	$0.12
Diluted	$0.15	$0.11
Weighted average number of common shares:
Basic	40,273	39,813
Diluted	41,193	41,007

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2003	2002

Net cash flows from operating activities:
Net income	$6,083	$4,670
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,207	1,719
Amortization of financing fees	177	509
Gain on disposal of fixed assets	(11)	—
Change in operating assets and liabilities:
Inventories	(23,238)	(19,609)
Prepaid and other current assets	(188)	(573)
Other assets	3	(13)
Accounts payable	(6,186)	10,479
Accrued liabilities	2,548	1,412
Income taxes payable	(8,528)	(10,140)
Net cash used in operating activities	(27,133)	(11,546)

Net cash flows from investing activities:
Repayments of loans from officers	—	73
Capital expenditures.	(3,471)	(15,357)
Net cash used in investing activities	(3,471)	(15,284)

Net cash flows from financing activities:
Payment of debt and mortgages	(4,224)	(35,616)
Proceeds from revolving credit facility	20,000	—
Proceeds from exercise of common stock options and stock purchase plan purchases	12	53
Net cash provided by (used in) financing activities	15,788	(35,563)
Net decrease in cash and cash equivalents	(14,816)	(62,393)
Cash and cash equivalents, beginning of period	31,929	82,270
Cash and cash equivalents, end of period	$17,113	$19,877

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.               The consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2002.  Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.               Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three-month period ended March 31, 2003 and 2002 was $6.0 million and $4.4 million, respectively.

3.               Legal proceedings – During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest.  The plaintiffs are also seeking attorney’s fees and costs.  Additionally, we have received two other similar complaints filed in the states of Colorado and Alabama in 2003.  We intend to vigorously defend all of these actions.  We do not believe this or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

4.            Earnings Per Common Share

	Three Months Ended March 31,
	2003	2002

Basic earnings per share:
Net income	$6,083	$4,670
Weighted average number of common shares outstanding	40,273	39,813
Net income per common share	$0.15	$0.12

Diluted earnings per share:
Net income	$6,083	$4,670

Dilutive effect of employee stock options	921	1,194
Weighted average number of common shares outstanding	40,273	39,813
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,193	41,007
Net income per common share	$0.15	$0.11

5.               Revolving Credit Facility – On September 27, 2002, we entered into a new senior credit agreement and terminated our previous senior credit facility and related revolver and Term A and B loans.  The new facility consists of a $135 million revolving credit facility that expires in March 2006 and may be extended to March 2007 at our request if approved by the revolving credit lenders.  We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. These rates are increased or reduced as our leverage ratio changes.

At March 31, 2003, we had $20.0 million outstanding under the revolving credit facility, all considered long-term, with availability of $63.2 million based on eligible inventory

6.               Recently issued accounting standards – In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Our adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on future financial statements or results of operations.

We account for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25),

compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table represents the effect on net income and earnings per share if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) NO. 123, “Accounting for Stock-Based Compensation,” and our adoption on January 1, 2003 of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.  The pro forma effects of stock-based compensation on net income and net income per common share are as follows:

(in thousands, except per share amounts):	Three Months Ended March 31,
	2003	2002
Net income as reported	$6,083	$4,670
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	264	198
Pro-forma net income	$5,819	$4,472

Net income per common share
Basic as reported	$0.15	$0.12
Basic pro-forma	0.14	0.11
Diluted as reported	0.15	0.11
Diluted pro-forma	0.14	0.11

7.              Risks and uncertainties—

Our business and results of operations are subject to uncertainties arising out of world events.  These uncertainties may include the potential worsening or extension of current global economic slowdown, changes in consumer spending or travel, the economic consequences of military action or additional terrorist activities and the spread of global illnesses such as SARS.  We sell luggage and other travel related merchandise, and we experienced a decrease in sales of these products as airline travel decreased following the terrorist attacks of 9/11/01.  The terrorist attacks had an adverse impact upon our results of operations during the fourth quarter of 2001 and any future events arising as a result of terrorist activity or other world events may have a material impact on our business, results of operations and financial condition in the future.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales.  There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Three Months Ended March 31,

	2003	2002
Net sales	100.0%	100.0%
Cost of sales	61.9	62.0
Gross profit	38.1	38.0
Selling, general and administrative expense	30.1	29.9
Operating income	8.0	8.1
Net interest expense and other income (expense)	(1.4)	(2.4)
Income before income taxes	6.6	5.7
Income tax expense	2.6	2.2

Net income	4.0%	3.5%

Three Months Ended March 31, 2003

Compared to the Three Months Ended March 31, 2002

During the first quarter of 2003, net sales increased to $150.4 million from $132.9 million, an increase of $17.5 million or 13.1% compared to the same quarter of 2002. Same store sales increased 4.5% for the quarter. The increase in first quarter sales is due to comparable store sales increases of  $5.8 million and an additional $11.7 million of new store sales.

Our comparable store sales are computed by comparing sales for stores open during the same quarter in the current and previous year.  Only stores that are open for the full quarter are used in the computation.  Stores that are relocated within the same geographic market are considered the same store for purposes of this computation.  The increase in comparable sales was comprised of an 8.0% increase in the number of transactions offset by a 3.4% decrease in the average transaction amount.  Two factors influencing our comparable store sales growth include our improved in-store stock related to our distribution system and fresher merchandise related to our improved inventory turnover and aging of products. Our unique niche as a leading closeout retailer of upscale home furnishings and gifts also contributed to the increase in comparable sales.

Average store sales for the first quarter increased 3.2% compared to the same prior year quarter.

Gross profit increased $6.8 million to $57.3 million for the three months ending March 31, 2003 as compared to last year’s first quarter of $50.5 million, primarily as a result of our increased net sales.  Our gross profit percentage increased to 38.1% from 38.0% in the prior year’s first quarter primarily due to a 10 basis point decrease in damages and shrink.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and home office costs.  Increases in these expenses are attributable to increases in the number of stores, general price level increases and increases in variable expenses due to sales growth during sales events.  A substantial portion of our selling, general and administrative expenses vary with sales or sales-related components.  Variable expenses would include:

•                    payroll and related benefits, which vary due to the number of stores open during the quarter;

•                    advertising expense, which varies based upon sales plans; and

•                    other expenses such as credit card fees, which vary in direct proportion to sales and usage.

Selling, general and administrative expenses increased $5.5 million, or 13.7%, to $45.2 million from $39.7 million in the first quarter of 2002.  These expenses, as a percentage of sales, increased to 30.1% from 29.9% for the prior year period.  The dollars and percentage increases were primarily due to an increase in the number of new stores.

Interest expense decreased $1.2 million compared to the first quarter of 2002.   This reduction is due to our decreased outstanding debt, lower interest rates and our reduced borrowing needs. (see Liquidity and Capital Resources).

The income tax provision for the three-month periods ended March 31, 2003 and 2002 was $3.8 million and $2.9 million, respectively, reflecting an effective tax rate of 38.6% and 38.5% respectively.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. We do not have off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the three months ended March 31, 2003 and 2002 was $27.1 million and $11.5 million, respectively, representing a $15.6 million increase. This increase is primarily due to an increase in payment terms to merchandise vendors that occurred in the first quarter of 2002, an increase in our December 31, 2002 payables related to a more balanced delivery of product for first quarter sales and to some extent the effects of the shift in our product procurement strategies for our inventory.  At March 31, 2003, our inventory increased $23.2 million to $158.1 million from $134.9 million at December 31, 2002 due primarily to the increase in the number of stores.  Accounts payable balances have decreased to $52.9 million as of March 31, 2003 from $59.1 million at December 31, 2002 due to the slower delivery of merchandise in the first quarter of 2003 as opposed to higher delivery of products in the fourth quarter of 2002.

Capital expenditures principally associated with new store opening and warehouse equipment were $3.5 million and $15.4 million for the three months ending March 31, 2003 and 2002, respectively. The $15.4 million in 2002 includes the purchase of a warehouse we had been leasing for distribution.  We expect to spend approximately $15.5 million for additional capital expenditures for the remainder of 2003, which will include the remodeling of an office building for our corporate headquarters and additional upgrades to our stores and warehouse equipment.

On September 27, 2002, we entered into a new senior credit agreement and terminated our previous senior credit facility and related revolver and Term A and B loans.  The new facility consists of a $135 million revolving credit facility that expires in March 2006 and may be extended to March 2007 at our request if approved by the revolving credit lenders.  Our indebtedness under the credit facility is secured by a lien on our inventory, tangible personal property and a second mortgage on our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.  For 15 consecutive days between December 1 and January 31 of each calendar year, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $20 million for all annual periods after 2002.  Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. These rates are increased or reduced as our leverage ratio changes.

At March 31, 2003, we had $20.0 million outstanding under the revolving credit facility, all long-term, with availability of $63.2 million based on eligible inventory.  As of March 31, 2003 and 2002, we had outstanding letters of credit of $4.5million and $4.0 million, respectively, primarily for insurance and inventory purchases.

Our senior subordinated notes of $69 million bear interest at 11.0% and are due on December 15, 2007.  The senior subordinated notes are subordinated to any amounts outstanding under our senior credit facility.  Interest is payable on June 15 and December 15 of each year.

The instruments governing our indebtedness, including the senior credit facility and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, our ability and our subsidiaries ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our or our subsidiaries’ assets.  Such limitations, together with our current leverage, could limit corporate and operating activities, including our ability to invest in opening new stores.  At March 31, 2003, we were in compliance with all of our required covenants.

We anticipate that our net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments for the next 12 months.

Inventory

Our inventory increased to $158.1 million at March 31, 2003 from $134.9 million at December 31, 2002, an increase of $23.2 million. This increase is primarily a result of the seasonal nature of our business that reflects lower inventory levels at December 31 and increase after the beginning of the year.  In order to support our sales and our expandable level of growth, our inventories are arriving somewhat earlier to allow for adequate time for processing.  Our disciplined approach to managing our store inventory level has resulted in an improved flow of merchandise and more consistent shipments to our stores to generate higher sales.  In addition, our aging of the merchandise in our stores has improved dramatically, allowing us to offer fresher merchandise to our customers.

Store Openings/Closings

	Three Months Ended March 31 2003	Three Months Ended March 31 2002	Twelve Months Ended December 31, 2002
Stores Open at beginning of period	515	469	469
Stores Opened	21	16	56
Stores Closed	(9)	(5)	(10)
Stores Open at end of period	527	480	515

Other Events and Uncertainties

On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 West Coast ports of members of the International Longshore and Warehouse Union, effectively bringing port operations to a halt.  There was minimal impact on our results of operations during the fourth quarter of 2002 or the first quarter of 2003.  The spread of SARS, a global illness, has not had a material impact on our results of operations or our ability to obtain merchandise for sale.  There can be no certainty as to what future impact this illness may have upon our ability to obtain product in the international market.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of March 31, 2003, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk.  The objective of our financial risk management is to minimize the negative impact of foreign currency exchange on our earnings, cash flows and equity.  We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.  The counter-parties are major financial institutions.  We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates.  During 2003, the only transactions hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor’s currency.  The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions.  Gains and losses on forward foreign exchange contracts are reflected in the income statement and were immaterial to us as a whole for the three months ended March 31, 2003.

Interest Rates.  We had both fixed-rate and variable-rate debt as of March 31, 2003.  We do not hold any derivatives related to interest rate exposure for any of our debt facilities. The estimated fair value of our total long-term fixed rate and our floating-rate debt approximates carrying value.

Item 4. Controls and Procedures

In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”).  While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of March 31, 2003, of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest.  The plaintiffs are also seeking attorney’s fees and costs.  Additionally, we have received two other similar complaints filed in the states of Colorado and Alabama in 2003.  We intend to vigorously defend all of these actions.  We do not believe this or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.   Exhibits and Reports.

Exhibit Number	Title of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Company, Tuesday Morning Acquisition Corp. (“Merger Sub”) and Madison Dearborn Capital Partners II, L.P. (“MDP”) (1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Company, Merger Sub and MDP. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (2)
3.3	Certificate of Designation of the Company. (1)
3.4	By-laws of the Company (1)
4.1	Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)
10.1

Senior Secured Credit Agreement, dated as of September 27, 2002 among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent. (3)

(1)               Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-4 (File No. 333-46017).

(2)               Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-1 (File No. 333-74365).

(3)               Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(a) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: April 30, 2003	By:	/s/	Mark E. Jarvis
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

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ Kathleen Mason
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                          all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ Mark E. Jarvis
Chief Financial Officer

CERTIFICATIONS REQUIRED BY SEC. 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen Mason, the Chief Executive Officer of Tuesday Morning Corporation, hereby certify that:

1.                                       The quarterly report of Tuesday Morning Corporation for the period ended March 31, 2003 fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

2.                                       The information contained in the above-mentioned report fairly presents, in all material respects, the financial condition and results of operations of Tuesday Morning Corporation for the period covered by the report.

Date: April 30, 2003	By:	/s/ Kathleen Mason
Chief Executive Officer

I, Mark E. Jarvis, the Chief Financial Officer of Tuesday Morning Corporation, hereby certify that:

1.                                       The quarterly report of Tuesday Morning Corporation for the period ended March 31, 2003 fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

2.                                       The information contained in the above-mentioned report fairly presents, in all material respects, the financial condition and results of operations of Tuesday Morning Corporation for the period covered by the report.

Date: April 30, 2003	By:	/s/ Mark E. Jarvis
Chief Financial Officer