Form 10-Q
period 2003-06-30
TUESDAY MORNING CORP/DE
filed 2003-08-01
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2003

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2003
Common Stock, par value $0.01 per share	40,464,630

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and Private Securities Litigation Reform Act of 1995.  These statements may be found throughout this Form 10-Q particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others.  Forward-looking statements typically are identified by the use of terms such as “may”, “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information.

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

Tuesday Morning Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for share data)

	June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$9,180	$31,929
Inventories	163,468	134,947
Prepaid expenses and other current assets	4,822	4,265
Deferred income taxes	2,934	2,934
Total current assets	180,404	174,075

Property and equipment, at cost	128,541	124,366
Less accumulated depreciation	(58,266)	(56,870)

Net property and equipment	70,275	67,496

Deferred financing costs	2,526	2,879
Other assets	1,014	844

Total Assets	$254,219	$245,294

Current liabilities:
Current portion – long-term debt	$—	$650
Accounts payable	62,631	59,075
Accrued liabilities	26,000	25,790
Income taxes payable	—	13,365

Total current liabilities	88,631	98,880

Revolving credit facility	10,000	—
Long-term debt, excluding current portion	69,000	72,574
Deferred income taxes	4,665	4,665

Total Liabilities	172,296	176,119

Commitments and contingencies:
Shareholders’ equity:
Common stock, par value $.01 per share, authorized 100,000,000 shares; 40,462,755 shares issued and outstanding at June 30, 2003 and 40,224,323 shares at December 31, 2002	405	402
Additional paid-in capital	177,436	177,118
Accumulated deficit	(96,159)	(108,533)
Accumulated other comprehensive income	241	188

Total Shareholders’ Equity	81,923	69,175

Total Liabilities and Shareholders’ Equity	$254,219	$245,294

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$177,413	$161,438	$327,767	$294,362
Cost of sales	115,436	107,085	208,538	189,513

Gross profit	61,977	54,353	119,229	104,849
Selling, general and administrative expenses	49,719	43,903	94,914	83,633

Operating income	12,258	10,450	24,315	21,216
Other income (expense):
Interest income	28	56	57	185
Interest expense	(2,299)	(3,152)	(4,702)	(6,777)
Other income (expense)	237	78	456	411
	(2034)	(3,018)	(4,189)	(6,181)

Income before income taxes	10,224	7,432	20,126	15,035
Income tax expense	3,932	2,933	7,751	5,858

Net income	$6,292	$4,499	$12,375	$9,177

Earnings Per Share
Net income per common share:
Basic	$0.16	$0.11	$0.31	$0.23
Diluted	$0.15	$0.11	$0.30	$0.22
Weighted average number of common shares:
Basic	40,399	40,017	40,337	39,916
Diluted	41,451	41,341	41,330	41,182

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2003	2002

Net cash flows from operating activities:
Net income	$12,375	$9,177
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,690	3,558
Amortization of financing fees	354	930
Other non-cash items	42	342
Change in operating assets and liabilities:
Inventories	(28,521)	(30,334)
Prepaid and other current assets	(48)	(207)
Other assets	(171)	(50)
Accounts payable	3,556	25,478
Accrued liabilities	209	1,572
Income taxes payable	(13,874)	(13,948)

Net cash used in operating activities	(21,388)	(3,482)

Net cash flows from investing activities:
Repayments of loans from officers	—	72
Capital expenditures.	(7,458)	(19,323)

Net cash used in investing activities	(7,458)	(19,251)

Net cash flows from financing activities:
Payment of debt and mortgages	(4,224)	(36,845)
Proceeds from revolving credit facility	10,000	—
Proceeds from Secondary Offering	—	2,312
Proceeds from exercise of common stock options and stock purchase plan purchases	321	251

Net cash provided by (used in) financing activities	6,097	(34,282)

Net decrease in cash and cash equivalents	(22,749)	(57,015)
Cash and cash equivalents, beginning of period	31,929	82,270

Cash and cash equivalents, end of period	$9,180	$25,255

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2003

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

2.                     Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three-month period ended June 30, 2003 and 2002 was $6.4 million and $5.1 million, respectively and for the six month period ended June 30, 2003 and 2002 was $12.4 million and $9.5 million respectively.

3.                     Legal proceedings – During 2002 and 2001, we were named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest.  The plaintiffs are also seeking attorney’s fees and costs.  Additionally, we have received two other similar complaints filed in the states of Colorado and Alabama in 2003.  We intend to vigorously defend all of these actions.  We do not believe this or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

4.                     Earnings Per Common Share

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Basic earnings per share:
Net income	$6,292	$4,449	$12,375	$9,177

Net income per common share	$0.16	$0.11	$0.31	$0.23

Diluted earnings per share:
Net income	$6,292	$4,449	$12,375	$9,177

Dilutive effect of employee stock options	1,052	1,324	993	1,266
Weighted average number of common shares outstanding	40,399	40,017	40,337	39,916
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,451	41,341	41,330	41,182

Net income per common share	$0.15	$0.11	$0.30	$0.22

There were 22,000 anti-dilutive shares for the three month period ended June 30, 2003 and 100,000 anti-dilutive shares for the six month period ended June 30, 2003.  There were no anti-dilutive shares outstanding at June 30, 2002.

5.                     Revolving Credit Facility – On September 27, 2002, we entered into a new senior credit agreement and terminated our previous senior credit facility and related revolver and Term A and B loans.  This facility consists of a $135 million revolving credit facility that expires in March 2006 and may be extended to March 2007 at our request if approved by the revolving credit lenders.  We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. These rates are increased or reduced as our leverage ratio changes.

At June 30, 2003, we had $10.0 million outstanding under the revolving credit facility, all considered long-term, with availability of $76.5 million based on eligible inventory.

6.                     We account for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).

Compensation expense is not recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

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

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$6,292	$4,449	$12,375	$9,177
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	790	431	1,054	629
Pro-forma net income	$5,502	$3,942	$11,321	$8,422

Net income per common share:
Basic as reported	$0.16	$0.11	$0.31	$0.23
Basic pro-forma	$0.14	$0.10	$0.28	$0.21
Diluted as reported	$0.15	$0.11	$0.30	$0.22
Diluted pro-forma	$0.14	$0.10	$0.28	$0.21

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales.  There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	66.3	63.6	64.4
Gross profit	34.9	33.7	36.4	35.6
Selling, general and administrative expense	28.0	27.2	29.0	28.4
Operating income	6.9	6.5	7.4	7.2
Net interest expense and other income (expense)	(1.1)	(1.9)	(1.3)	(2.1)
Income before income taxes	5.8	4.6	6.1	5.1
Income tax expense	2.3	1.8	2.3	2.0

Net income	3.5%	2.8%	3.8%	3.1%

Three Months Ended June 30, 2003

Compared to the Three Months Ended June 30, 2002

During the second quarter of 2003, net sales increased to $177.4 million from $161.4 million, an increase of $16.0 million or 9.9% compared to the same quarter of 2002. The increase in second quarter sales is due primarily to $13.6 million of new store sales.

Our comparable store sales are computed by comparing sales for stores open during the same quarter in the current and previous year.  Only stores that are open for the full quarter are used in the computation.  Stores that are relocated within the same geographic market are considered the same store for purposes of this computation.

Comparable store sales increased 1.5% for the quarter.  The increase in comparable sales was comprised of a 6.6% increase in the number of transactions offset by a 4.8% decrease in the average transaction amount.  Average store sales for the second quarter were flat compared to the same prior year quarter.

Gross profit increased $7.6 million, or 14.0%, to $62.0 million for the three months ended June 30, 2003 compared to last year’s second quarter of $54.4 million. This increase was attributable to the increase in our net sales combined with an increase in our gross profit percentage to 34.9% for the second quarter 2003 from 33.7% for the same quarter of the prior year.  This 1.2% increase was primarily the result of a 0.7% decrease in our distribution and freight expenses and a 0.6% decrease in shrink and damages.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and corporate office costs.  Increases in these expenses are attributable to increases in the number of stores, general price level increases and increases in variable expenses due to sales growth during sales events.  A substantial portion of our selling, general and administrative expenses vary with sales or sales-related components.  Variable expenses include:

•                  payroll and related benefits, which vary due to the number of stores open during the quarter;

•                  advertising expense, which varies based upon sales plans; and

•                  other expenses such as credit card fees, which vary in direct proportion to sales and usage.

Selling, general, and administrative expenses increased $5.8 million or 13.2% to $49.7 million from $43.9 million in the second quarter of 2002.  As a percentage of sales, these expenses increased to 28.0% for the three months ended June 30, 2003 from 27.2% for the three months ended June 30, 2002.  The increases, as a percentage of sales are due to planned increases in our corporate infrastructure and in store level expenses, primarily consisting of increases in payroll and related benefits of 0.5% and rent and occupancy costs of 0.3%.

Interest expense decreased $1.0 million compared to the second quarter of 2002.  This reduction is due to a decrease in our outstanding debt, lower interest rates and our reduced borrowing needs.  (See Liquidity and Capital Resources.)

The income tax provision for the three-month periods ended June 30, 2003 and 2002 was $3.9 million and $2.9 million, respectively, reflecting an effective tax rate of 38.5% and 39.5%, respectively.

Six Months Ended June 30, 2003

Compared to the Six Months Ended June 30, 2002

During the first six months of 2003, net sales increased to $327.8 million from $294.4 million, an increase of $33.4 million or 11.3% compared to the same period in the prior year.  This increase is due to comparable store sales increases of 2.8% and $25.2 million of sales from new stores.

Six month comparable store sales are the summation of the individual quarterly results. The 2.8% increase in comparable sales for the first six months of the year was comprised primarily of a 7.2% increase in the number of transactions offset by a 4.1% decrease in the average transaction amount.  Average store sales for the six months increased marginally compared to the same prior year period.

Gross profit increased $14.4 million, or 13.7%, to $119.2 million for the six months ended June 30, 2003 from $104.8 million in the prior year same period primarily as a result of the increased sales.  The gross profit percentage increased to 36.4% for the six months ended June 30, 2003 from 35.6% in the prior year six months or 0.8%, due primarily to improved efficiencies in the distribution processes.

Selling, general, and administrative expense increased $11.3 million or 13.5% to $94.9 million for the current six-month period from $83.6 million in the first six months of 2002 primarily due to the addition of new stores.  These expenses, as a percentage of sales, increased to 29.0% from 28.4% due to planned increases in our corporate infrastructure and in store level expenses primarily consisting of increases in payroll and related benefits of 0.6%, rent and occupancy costs of 0.4% offset by a decrease in other operating expenses of 0.4%.

Interest expense decreased $2.0 million compared to the six months ended June 30, 2002.  This reduction is due to a decrease in our outstanding debt, lower interest rates and our reduced borrowing needs.

The income tax provision for the six-month period ended June 30, 2003 and 2002 was $7.8 million and $5.9 million, respectively, reflecting an effective tax rate of 38.5% and 39.0%, respectively.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. We do not have off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was $21.4 million and $3.5 million, respectively, representing a $17.9 million increase.  This increase is primarily due to an increase in payment terms to merchandise vendors that occurred during 2002, an increase in our December 31, 2002 payables related to a more balanced delivery of product to support our first six month’s sales and to some extent the addition of our new stores.   At June 30, 2003, our inventory increased $28.6 million to $163.5 million from $134.9 million at December 31, 2002 due primarily to the normal buildup of product associated with increased sales and increased store count.  Accounts payable balances have increased to $62.6 million as of June 30, 2003 from $59.1 million at December 31, 2002.

Capital expenditures principally associated with new store opening and warehouse equipment were $7.5 million and $19.3 million for the six months ending June 30, 2003 and 2002, respectively. The $19.3 million in 2002 includes the purchase of a warehouse we had been leasing for distribution.  We expect to spend approximately $9.5 million for additional capital expenditures for the remainder of 2003, which will include new store openings and additional upgrades to our stores and warehouse equipment.

On September 27, 2002, we entered into a new senior credit agreement and terminated our previous senior credit facility and related revolver and Term A and B loans.  Our current facility consists of a $135 million revolving credit facility that expires in March 2006 and may be extended to March 2007 at our request if approved by the revolving credit lenders.  Our indebtedness under the credit facility is secured by a lien on our inventory, tangible personal property and a second mortgage on our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.  For 15 consecutive days between December 1 and January 31 of each calendar year, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $20 million.  Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. These rates are increased or reduced as our leverage ratio changes.

At June 30, 2003, we had $10.0 million outstanding under the revolving credit facility, all long-term, with availability of $76.5 million based on eligible inventory and outstanding letters of credit of $5.5 million, primarily for insurance.

Our senior subordinated notes of $69 million bear interest at 11.0% and are due on December 15, 2007.  The senior subordinated notes are subordinated to any amounts outstanding under our senior credit facility.  Interest is payable on June 15 and December 15 of each year.

The instruments governing our indebtedness, including the senior credit facility and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, our ability and our subsidiaries’ ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our or our subsidiaries’ assets.  Such limitations, together with our current leverage, could limit corporate and operating activities, including our ability to invest in opening new stores.  At June 30, 2003, we were in compliance with all of our required covenants.

We anticipate that our net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments for the next 12 months.

Inventory

Our inventory increased to $163.5 million at June 30, 2003 from $134.9 million at December 31, 2002, an increase of $28.6 million.  This increase is primarily a result of the seasonal nature of our business that reflects lower inventory levels at December 31 and increases after the beginning of the year.   In order to support our sales and our expanded level of growth, our inventories are arriving somewhat earlier to allow for adequate time for processing. Our disciplined approach to managing our store inventory level has resulted in an improved flow of merchandise and more consistent shipments to our stores to generate higher sales.  In addition, our aging of the merchandise in our stores has improved dramatically, allowing us to offer fresher merchandise to our customers.

Store Openings/Closings

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Twelve Months Ended December 31, 2002
Stores Open at beginning of period	515	469	469
Stores Opened	37	29	56
Stores Closed	(9)	(5)	(10)
Stores Open at end of period	543	493	515

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of June 30, 2003, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk.  The objective of our financial risk management is to minimize the negative impact of foreign currency exchange on our earnings, cash flows and equity.  We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.  The counter-parties are major financial institutions.  We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates.  During 2003, the only transactions hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor’s currency.  The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions.  Gains and losses on forward foreign exchange contracts are reflected in the income statement at the time the related inventory is sold and were immaterial to us as a whole for the three months and six-months ended June 30, 2003.

Interest Rates.  We had both fixed-rate and variable-rate debt as of June 30, 2003.  We do not hold any derivatives related to interest rate exposure for any of our debt facilities. The estimated fair value of our total long-term fixed rate and our floating-rate debt approximates carrying value.

Item 4. Controls and Procedures

In its Release No. 34-46427, effective August 29, 2002, and its release No. 34-47986, effective August 14, 2003, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”).  While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures in accordance with these releases and to monitor ongoing developments in this area.

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of June 30, 2003, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 2002 and 2001, we were named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest.  The plaintiffs are also seeking attorney’s fees and costs.  Additionally, we have received two other similar complaints filed in the states of Colorado and Alabama in 2003.  We intend to vigorously defend all of these actions.  We do not believe this or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 20, 2003, the Company held its annual meeting.  Shareholders were asked to vote on the election of directors to serve until their terms expire at the Annual Meeting of Shareholders to be held in 2004, or the earlier retirement, resignation or removal of a director.

Votes for or withheld for each director were as follow:

	For	Withheld	Broker Non- Votes
Nominees for Director For One Year Term:

Benjamin D. Chereskin	31,839,296	7,325,498	—
Kathleen Mason	35,433,604	3,731,190	—
William J. Hunckler, III	31,829,328	7,335,466	—
Robin P. Selati	35,406,629	3,758,165	—
Sally Frame-Kasaks	38,618,836	545,958	—
Henry F. Frigon	38,618,836	545,958	—
Giles Bateman	38,877,348	287,446	—

No other matters were voted upon at the meeting.

Item 6.  Exhibits and Reports.

Exhibit Number	Title of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Company, Tuesday Morning Acquisition Corp. (“Merger Sub”) and Madison Dearborn Capital Partners II, L.P. (“MDP”) (1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Company, Merger Sub and MDP. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (2)
3.3	Certificate of Designation of the Company. (1)
3.4	By-laws of the Company (1)
4.1	Indenture, dated as of December 29, 1997, by and between the Company and the Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)
10.1

Senior Secured Credit Agreement, dated as of September 27, 2002 among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent. (3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Office and the Chief Financial Officer.

(1)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-4 (File No. 333-46017).

(2)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-1 (File No. 333-74365).

(3)          Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(a) Reports on Form 8-K.

On April 11, 2003, we filed a Form 8-K with the SEC in which we furnished a press release announcing our first quarter sales and estimated net income and earnings per diluted share for the period ending March 31, 2003.

On April 24, 2003, we filed a Form 8-K with the SEC in which we furnished a press release announcing first quarter net income and earnings per diluted share for the period ending March 31, 2003.

On April 24, 2003, we filed a Form 8-K with the SEC in which we furnished a press release announcing certain changes in our executive officers.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: July 30, 2003	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)