Form 10-Q
period 2003-09-30
TUESDAY MORNING CORP/DE
filed 2003-11-04
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2003

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2003
Common Stock, par value $0.01 per share	40,884,275

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

Readers are referred to the caption “Risk Factors” appearing at the end of Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and in the Prospectus Supplement filed October 21, 2003  for additional factors that may affect our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  We   undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

The terms “Tuesday Morning,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Tuesday Morning Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except for share data)

	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$7,042	$31,929
Inventories	209,423	134,947
Prepaid expenses and other current assets	8,182	4,265
Deferred income taxes	2,934	2,934
Total current assets	227,581	174,075

Property and equipment, at cost	134,072	124,366
Less accumulated depreciation	(60,652)	(56,870)

Net property and equipment	73,420	67,496

Deferred financing costs	2,349	2,879
Other assets	995	844

Total Assets	$304,345	$245,294

Current liabilities:
Current portion – long-term debt	$—	$650
Revolving credit facility	15,000	—
Accounts payable	74,664	59,075
Accrued liabilities	32,310	25,790
Income taxes payable	—	13,365

Total current liabilities	121,974	98,880

Revolving credit facility, excluding current portion	20,000	—
Long-term debt, excluding current portion	69,000	72,574
Deferred income taxes	4,665	4,665

Total Liabilities	215,639	176,119

Commitments and contingencies:
Shareholders’ equity:
Common stock, par value $.01 per share, authorized 100,000,000 shares; 40,609,275 shares issued and outstanding at September 30, 2003 and 40,224,323 shares at December 31, 2002	406	402
Additional paid-in capital	177,937	177,118
Accumulated deficit	(89,778)	(108,533)
Accumulated other comprehensive income	141	188

Total Shareholders’ Equity	88,706	69,175

Total Liabilities and Shareholders’ Equity	$304,345	$245,294

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$173,898	$154,644	$501,665	$449,006
Cost of sales	110,702	100,318	319,240	289,831

Gross profit	63,196	54,326	182,425	159,175
Selling, general and administrative expenses	50,494	43,159	145,407	126,792

Operating income	12,702	11,167	37,018	32,383
Interest and other income (expense):
Interest income	5	9	62	194
Interest expense	(2,441)	(4,303)	(7,143)	(11,081)
Other income (expense)	194	(197)	650	214
Total interest and other income (expense)	(2,242)	(4,491)	(6,431)	(10,673)

Income before income taxes	10,460	6,676	30,587	21,170
Income tax expense	4,079	2,744	11,831	8,602

Net income	$6,381	$3,932	$18,756	$13,108

Earnings Per Share
Net income per common share:
Basic	$0.16	$0.10	$0.46	$0.33
Diluted	$0.15	$0.10	$0.45	$0.32
Weighted average number of common shares:
Basic	40,544	40,116	40,406	39,983
Diluted	41,754	41,141	41,577	41,211

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2003	2002

Net cash flows from operating activities:
Net income	$18,756	$13,108
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,139	5,408
Amortization of financing fees	531	2,182
Other non-cash items	(59)	373
Change in operating assets and liabilities:
Inventories	(74,476)	(66,314)
Prepaid and other current assets	(2,764)	(437)
Other assets	(152)	(55)
Accounts payable	15,589	27,959
Accrued liabilities	6,519	6,305
Income taxes payable	(14,518)	(14,499)

Net cash used in operating activities	(43,435)	(25,970)
Net cash flows from investing activities:
Repayments of loans from officers	—	175
Capital expenditures.	(13,051)	(26,692)
Net cash used in investing activities	(13,051)	(26,517)

Net cash flows from financing activities:
Payment of debt and mortgages	(4,224)	(92,818)
Net borrowings under the revolving credit facility	35,000	71,400
Proceeds from Secondary Offering	—	2,312
Payment of financing fees	—	(1,194)
Proceeds from exercise of common stock options and stock purchase plan purchases	823	216
Net cash provided by (used in) financing activities	31,599	(20,084)
Net decrease in cash and cash equivalents	(24,887)	(72,571)
Cash and cash equivalents, beginning of period	31,929	82,270
Cash and cash equivalents, end of period	$7,042	$9,699

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2003

1.               Basis of Presentation - The consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2002 as well as the Form S-3 filing on August 27, 2003 and the Prospectus Supplement filed on October 21, 2003.  Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.               Comprehensive income – Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to shareholders. The difference in net income and total comprehensive income are insignificant for reporting purposes.  Total comprehensive income for the three-month period ended September 30, 2003 and 2002 was $6.3 million and $4.0 million, respectively and for the nine month period ended September 30, 2003 and 2002 was $18.7 million and $13.5 million respectively.

3.               Legal proceedings – During 2002 and 2001, we were named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest.  The plaintiffs are also seeking attorney’s fees and costs.  On October 9, 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees.  This settlement agreement is subject to court approval.  Additionally, we have received two other similar complaints filed in the states of Colorado and Alabama in 2003.   The Alabama suit was dismissed with prejudice on July 21, 2003.  We intend to vigorously defend all pending actions.  We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

4.               Earnings Per Common Share

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share data)	2003	2002	2003	2002

Basic earnings per share:
Net income	$6,381	$3,932	$18,756	$13,108

Net income per common share	$0.16	$0.10	$0.46	$0.33

Diluted earnings per share:
Net income	$6,381	$3,932	$18,756	$13,108

Dilutive effect of employee stock options	1,210	1,025	1,171	1,228
Weighted average number of common shares outstanding	40,544	40,116	40,406	39,983
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,754	41,141	41,577	41,211

Net income per common share	$0.15	$0.10	$0.45	$0.32

There were 25,000 and 85,250 anti-dilutive shares for the three-month period ended September 30, 2003 and 2002, respectively and 35,000 anti-dilutive shares for the nine-month period ended September 30, 2003.  There were no anti-dilutive shares outstanding for the nine-month period ended September 30, 2002.

5.               Revolving Credit Facility – On September 27, 2002, we entered into a new senior credit agreement and terminated our previous senior credit facility and related revolver and Term A and B loans.  This facility consists of a $135 million revolving credit facility that expires in March 2006.  Our indebtedness under the credit facility is secured by a lien on our inventory, tangible and real personal property, as well as a pledge of our ownership interests in all of our subsidiaries.  Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. These rates are increased or reduced as our leverage ratio changes.

On October 17, 2003, we amended our senior credit agreement to allow us to redeem the entire $69 million outstanding aggregate principal amount of our 11% Senior Subordinated Notes in the fourth quarter of 2003 and to provide among other things the ability to pay dividends.  In connection with the amendment, we will pay a utilization fee to the senior lenders if our borrowings exceed certain designated levels.

At September 30, 2003, we had $35.0 million outstanding under the revolving credit facility, with $20 million classified as long-term, and availability of $77.9 million based on eligible inventory and outstanding letters of credit of $6.3 million, primarily for insurance.

6.                     Stock-Based Compensation - We account for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25). Compensation expense is not recognized for our stock option plan because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table represents the effect on net income and earnings per share if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.  The pro forma effects of stock-based compensation on net income and net income per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income as reported	$6,381	$3,932	$18,756	$13,108
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	752	334	1,806	963
Pro-forma net income	$5,629	$3,598	$16,950	$12,145

Net income per common share:
Basic as reported	$0.16	$0.10	$0.46	$0.33
Basic pro-forma	$0.14	$0.09	$0.42	$0.30
Diluted as reported	$0.15	$0.10	$0.45	$0.32
Diluted pro-forma	$0.13	$0.09	$0.41	$0.29

7.                     On August 27, 2003, we filed a Form S-3 shelf registration statement and related Prospectus with the Securities and Exchange Commission to offer and sell from time to time 10,100,000 shares of our common stock represented by 100,000 shares in a primary offering and 10,000,000 shares in a secondary offering of certain shareholders.  This registration statement was declared effective on September 4, 2003.

8.                     Subsequent Events - On October 21, 2003, we filed a Prospectus Supplement under the aforementioned shelf registration statement with the Securities and Exchange Commission to offer and sell from time to time 6,000,000 shares of our common stock.  Of the shares offered, 5,725,000 of the shares were offered by Madison Dearborn Capital Partners II, L.P., 175,000 shares were offered by certain members of senior management and 100,000 shares were offered by the Company.  The sale of the 6,000,000 shares was consummated and completed on October 24, 2003.

We have announced that we intend to redeem the entire $69 million outstanding aggregate principal amount of our 11% Senior Subordinated Notes due 2007 in the fourth quarter of 2003 at a redemption price equal to 103.67% of the aggregate principal amount of the notes plus accrued and unpaid interest.  We intend to fund the redemption primarily using cash on hand and, to the extent necessary, borrowings under our senior credit facility.  In connection with the redemption, we expect to record a pre-tax charge of approximately $3.9 million in the fourth quarter of 2003 representing the premium redemption fee and write-off of the unamortized deferred loan costs carried on the balance sheet.  The charge is expected to reduce 2003 fourth quarter and full year earnings by $0.06 per diluted share.

9.                     Certain prior year amounts may have been reclassified to conform to the current period presentation.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the fourth quarter, which includes the holiday season. There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7	64.9	63.6	64.5
Gross profit	36.3	35.1	36.4	35.5
Selling, general and administrative expense	29.0	27.9	29.0	28.2
Operating income	7.3	7.2	7.4	7.2
Interest and other income (expense)	(1.3)	(2.9)	(1.3)	(2.4)
Income before income taxes	6.0	4.3	6.1	4.8
Income tax expense	2.3	1.8	2.4	1.9

Net income	3.7%	2.5%	3.7%	2.9%

Three Months Ended September 30, 2003

Compared to the Three Months Ended September 30, 2002

During the third quarter of 2003, net sales increased to $173.9 million from $154.6 million, an increase of $19.3 million or 12.5% compared to the same quarter of 2002. The increase in third quarter sales is due primarily to $15.0 million of new store sales.

Our comparable store sales are computed by comparing sales for stores open during the same quarter in the current and previous year.  The number of days in a sales event may fluctuate by a few days from year to year.  Only stores that are open for the full quarter are used in the computation.  Stores that are relocated within the same geographic market are considered the same store for purposes of this computation.

Comparable store sales increased 2.8% for the quarter.  The increase in comparable sales was comprised of a 4.3% increase in the number of transactions offset by a 1.5% decrease in the average transaction amount.  Average store sales for the third quarter were up 1.5% compared to the same prior year quarter.

Gross profit increased $8.9 million, or 16.3%, to $63.2 million for the three months ended September 30, 2003 compared to $54.3 million in the same prior year period. This increase was attributable to the increase in our net sales combined with an increase in our gross profit percentage to 36.3% for the third quarter 2003 from 35.1% for the same quarter of the prior year.  This 1.2% increase is composed of a 0.5% reduction in the cost of our product, net of markdowns and a 1.0% reduction in our distribution and freight expenses, offset by an increase of 0.3% in damages.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses, depreciation and corporate office costs.  Increases in these expenses are attributable to increases in the number of stores, general price level increases and increases in variable expenses due to sales growth during sales events.  A substantial portion of our selling, general and administrative expenses vary with sales or sales-related components.  Variable expenses include:

•                  payroll and related benefits, which vary due to the number of stores open during the quarter;

•                  advertising expense, which varies based upon sales plans; and

•                  other expenses such as credit card fees, which vary in direct proportion to sales and usage.

Selling, general, and administrative expenses increased $7.3 million or 17.0% to $50.5 million from $43.2 million in the third quarter of 2002.  As a percentage of sales, these expenses increased to 29.0% for the three months ended September 30, 2003 form 27.9% for the three months ended September 30, 2002.  As a percentage of sales, this 1.1% increase includes a 0.6% increase related to payroll and associated benefits, including a change in estimate in worker’s compensation reserves due to increasing medical costs in the development of previously reported claims.  The remaining 0.5% increase, as a percentage of sales, represents an increase in rent, occupancy and depreciation costs.

Interest and other income (expense) decreased $2.2 million compared to the third quarter of 2002.  This reduction is due primarily to a decrease in our outstanding debt, lower interest rates and our reduced borrowing needs.

The income tax provision for the three-month periods ended September 30, 2003 and 2002 was $4.1 million and $2.7 million, respectively, reflecting an effective tax rate of 39.0% and 41.1%, respectively. The effective tax rate difference is primarily due to certain expenses incurred that were non-deductible for tax purposes in the prior year period.

Nine Months Ended September 30, 2003

Compared to the Nine Months Ended September 30, 2002

During the first nine months of 2003, net sales increased to $501.7 million from $449.0 million, an increase of $52.7 million or 11.7% compared to the same period in the prior year.  This increase is due to comparable store sales increases of 2.8% and $40.3 million of sales from new stores.

Nine month comparable store sales are the summation of the individual quarterly results. The 2.8% increase in comparable sales for the first nine months of the year was comprised primarily of a 6.3% increase in the number of transactions offset by a 3.2% decrease in the average transaction amount.  Average store sales for the nine months increased marginally compared to the same prior year period.

Gross profit increased $23.2 million, or 14.6%, to $182.4 million for the nine months ended September 30, 2003 from $159.2 million in the prior year same period primarily as a result of the increased sales.  The gross profit percentage increased to 36.4% for the nine months ended September 30, 2003 from 35.5% in the prior year nine months, or 0.9%, due primarily to improved efficiencies in the distribution processes.

Selling, general, and administrative expense increased $18.6 million or 14.7% to $145.4 million for the current nine-month period from $126.8 million in the first nine months of 2002 primarily due to the addition of new stores.  These expenses, as a percentage of sales, increased to 29.0% from 28.2% due to planned increases in our corporate infrastructure and store level expenses.  As a percentage of sales, this 0.8% increase includes a 0.5% increase related to rent, occupancy and depreciation expanse, a 0.4% increase related to payroll and associated benefits and a 0.2% increase related to a change in estimate in worker’s compensation reserve due to increasing medical costs in the development of previously reported claims.  These increases were offset by a decrease of 0.3% in other store and corporate costs.

Interest and other income (expense) decreased $4.2 million compared to the nine months ended September 30, 2002.  This reduction is due primarily to a decrease in our outstanding debt, lower interest rates and our reduced borrowing needs.

The income tax provision for the nine-month period ended September 30, 2003 and 2002 was $11.8 million and $8.6 million, respectively, reflecting an effective tax rate of 38.7% and 40.6%, respectively.  The effective tax rate difference is primarily due to certain expenses incurred that were non-deductible for tax purposes in the prior year period.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Other than our letters of credit, we do not have off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities, or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $43.4 million and $26.0 million, respectively, representing a $17.4 million increase.  This increase is primarily due to an increase in our December 31, 2002 payables related to extended payment terms from merchandise vendors that were negotiated during 2002, a more balanced delivery of product to support our first nine month’s sales and the addition of a greater number of new stores in 2003.  At September 30, 2003, our inventory increased $74.5 million to $209.4 million from $134.9 million at December 31, 2002 due primarily to the normal seasonal buildup of product associated with increased sales and increased store count.  Accounts payable balances have increased to $74.7 million as of September 30, 2003 from $59.1 million at December 31, 2002 primarily due to the normal seasonal buildup of product associated with increased sales and store count.

Capital expenditures principally associated with new store opening and warehouse equipment were $13.1 million and $26.7 million for the nine months ending September 30, 2003 and 2002, respectively. The $26.7 million incurred in 2002 includes the purchase of a warehouse we had been leasing for distribution.  We expect to spend approximately $4.0 million for additional capital expenditures for the remainder of 2003, which will include approximately 20 new store openings and additional upgrades to our existing stores and warehouse equipment.

On September 27, 2002, we entered into a new senior credit agreement and terminated our previous senior credit facility and related revolver and Term A and B loans.  This facility consists of a $135 million revolving credit facility that expires in March 2006.  Our indebtedness under the credit facility is secured by a lien on our inventory, tangible and real personal property, as well as a pledge of our ownership interests in all of our subsidiaries.  Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. These rates are increased or reduced as our leverage ratio changes.

On October 17, 2003, we amended our senior credit agreement to allow us to redeem the entire $69 million outstanding aggregate principal amount of our 11% Senior Subordinated Notes in the fourth quarter of 2003 and to provide among other things the ability to pay dividend’s.  In connection with the amendment, we will pay a utilization fee to the senior lenders if our borrowings exceed certain designated levels.

At September 30, 2003, we had $35.0 million outstanding under the revolving credit facility, with $20 million classified as long-term, and availability of $77.9 million based on eligible inventory and

Our Senior Subordinated Notes of $69 million bear interest at 11.0% and are due December 15, 2007.  The senior subordinated Notes are subordinated to any amounts outstanding under our senior credit facility.  Interest is payable on June 15 and December 15 of each year.

We announced our intent to redeem the entire $69 million outstanding aggregate principal amount of our 11% Senior Subordinated Notes due 2007 in the fourth quarter of 2003 at a redemption price equal to 103.67% of the aggregate principal amount of the Notes plus accrued and unpaid interest. We intend to fund the redemption primarily using cash on hand and, to the extent necessary, borrowings under our senior credit facility. In connection with this redemption, we expect to record a pre-tax charge of approximately $3.9 million in the fourth quarter of 2003 representing the premium redemption fee and write-off of the unamortized deferred loan costs carried on the balance sheet. The charge is expected to reduce 2003 fourth quarter and full year earnings by $0.06 per diluted share.

The instruments governing our indebtedness, including the senior credit facility and the indenture for our senior subordinated notes, contain financial and other covenants that restrict, among other things, our ability and our subsidiaries’ ability to incur additional indebtedness, incur liens or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of our or our subsidiaries’ assets.  Such limitations, together with our current leverage, could limit corporate and operating activities, including our ability to invest in opening new stores.  At September 30, 2003, we were in compliance with all of our required covenants.

We anticipate that our net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments for the next 12 months.

Inventory

Our inventory increased to $209.4 million at September 30, 2003 from $134.9 million at December 31, 2002, an increase of $74.5 million.  This increase is primarily a result of the seasonal nature of our business that reflects lower inventory levels at December 31 and increases after the beginning of the year.   Our disciplined approach to managing our store inventory level has resulted in an improved flow of merchandise and more consistent shipments to our stores to generate higher sales.  In addition, our aging of the merchandise in our stores has improved dramatically, allowing us to offer fresher merchandise to our customers.

Store Openings/Closings

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Twelve Months Ended December 31, 2002
Stores Open at beginning of period	515	469	469
Stores Opened	53	43	56
Stores Closed	(12)	(10)	(10)
Stores Open at end of period	556	502	515

Subsequent Events

On October 21, 2003, we filed a Prospectus Supplement under the aforementioned shelf registration statement with the Securities and Exchange Commission to offer and sell from time to time 6,000,000 shares of our common stock.  Of the shares offered, 5,725,000 of the shares were offered by Madison Dearborn Capital Partners II, L.P., 175,000 shares were offered by certain members of senior management and 100,000 shares were offered by the Company.  The sale of the 6,000,000 shares was consummated and completed on October 24, 2003.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of September 30, 2003, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk.  The objective of our financial risk management is to minimize the negative impact of foreign currency exchange on our earnings, cash flows and equity.  We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.  The counter-parties are major financial institutions.  We enter into forward foreign currency contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risks that would otherwise result from changes in exchange rates.  During 2003, the only transactions hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor’s currency.  The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions.  Gains and losses on forward foreign exchange contracts are reflected in the statement of operations at the time the related inventory is sold and were immaterial to us as a whole for the three months and nine-months ended September 30, 2003.

Interest Rates.  We had both fixed-rate and variable-rate debt as of September 30, 2003.  We do not hold any derivatives related to interest rate exposure for any of our debt facilities.

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

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of September 30, 2003, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

During 2002 and 2001, we were named as a defendant in three complaints filed in the Superior Court of the State of California in and for the County of Los Angeles.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest.  The plaintiffs are also seeking attorney’s fees and costs.  On October 9, 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees.  This settlement agreement is subject to court approval.  Additionally, we have received two other similar complaints filed in the states of Colorado and Alabama in 2003.   The Alabama suit was dismissed with prejudice on July 21, 2003.  We intend to vigorously defend all pending actions.  We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2003.

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
10.1

Senior Secured Credit Agreement, dated as of September 27, 2002 among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent. (3)

10.2

Amendment to the Senior Secured Credit Agreement, dated October 17, 2003, among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent. (4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer. (4)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer. (4)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Office and the Chief Financial Officer. (4)

(1)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-4 (File No. 333-46017).

(2)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-1 (File No. 333-74365).

(3)          Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(4)          Filed Herewith.

(a) Reports on Form 8-K.

On July 10, 2003, we furnished a Form 8-K with the SEC in which we provided a press release announcing our second quarter sales and estimated net income and earnings per diluted share for the period ending June 30, 2003.

On July 24, 2003, we furnished a Form 8-K with the SEC in which we provided a press release announcing second quarter net income and earnings per diluted share for the period ending June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 4, 2003	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)