Form 10-K
period 2003-12-31
TUESDAY MORNING CORP/DE
filed 2004-02-27
CIK 878726

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-19658

Tuesday Morning Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-2398532
(State of incorporation)	(IRS Employer Identification Number)

6250 LBJ Freeway
Dallas, Texas 75240
(972) 387-3562
www.tuesdaymorning.com

(Address, zip code and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2003 was approximately $506,159,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

At February 20, 2004, there were 40,946,855 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004 are incorporated herein by reference to the extent indicated in Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. The factors listed below under the heading “Business—Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The terms “Tuesday Morning,” “we,” “us,” and “our” as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

PART I

Item 1. Business

Overview

We are a leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 577 stores in 42 states at December 31, 2003. Our stores operate during periodic “sales events,” each of which lasts from three to five weeks. We are generally closed for the months of January and July, which are traditionally weak months for retailers, and during short intervals between sales events to stock merchandise for the next sales event. We purchase first quality, brand name merchandise at closeout and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars or factory rejects.

We believe that our well recognized, first quality brand name merchandise and value-based pricing have enabled us to establish and maintain strong customer loyalty. Our customers, who are predominantly women from middle and upper-income households, are brand savvy, value-conscious customers seeking quality products at discount pricing. While we offer our customers consistent merchandise categories, each sales event features limited quantities of new and appealing products within these categories, creating a “treasure hunt” atmosphere in our stores. Our closeout merchandise has included brand name items such as Marquis crystal, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups, KitchenAid and Cuisinart appliances and Wallace flatware.

We believe that our customers are attracted to our stores by our advertising and direct mail program that emphasizes the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than location. This has allowed us to open our stores in secondary locations of major suburban markets such as strip malls and warehouse zones, near our middle and upper income customers. We are able to obtain flexible lease terms because of our flexibility in site selection and our no-frills format, which allows us to use a wide variety of space configurations.

In 2003, we recorded sales of $822.6 million and operating income of $99.4 million. Since 1998, our compound annual growth of sales and operating income has been 16% and 18%, respectively. Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 577 stores in 42 states at December 31, 2003.

Key Operating Strengths

Our success is based on the following operating strengths:

•       Unique Event-Based Format. We distinguish ourselves from other retailers with a unique “event-based” selling strategy, creating the excitement of multiple “grand openings” and “closeout sales” each year. Merchandise is available in limited quantities and specific items are generally not replenished during a sales event, however, stores continue to receive new merchandise throughout a sales event. We believe that the closing and reopening of our stores and the continually changing selection of products heightens customers’ expectations of finding new and undiscovered merchandise. We also believe that the limited quantities of specific items intensify customers’ sense of urgency to buy our merchandise. Accordingly, we have historically generated approximately 40% of an event’s total sales in the first five days of the event. Although we intend to continue to adhere to this strategy, in 2002 we began increasing the frequency of shipments to our stores of new and different merchandise during the later stages of sales events to encourage new and repeat customer visits. This initiative has resulted in a slight decrease in the aforementioned historical percentage to 37% during 2003.

•       Strong Sourcing Capabilities and Purchasing Flexibility. We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers’ traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team, which has grown from 10 buyers in 1993 to 23 buyers currently, with an average of approximately 24 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

•       Loyal Customer Base of Brand Savvy and Value-Conscious Consumers. We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of over $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize savings of 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of approximately 7.1 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events and the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

•       Attractive Store Level Economics. We have strong store level economics due to our low store operating expenses and the low initial investment required to open new stores. Our destination-oriented retail format allows us to open stores in a wide range of locations, resulting in attractive lease rates compared to those of other retailers. In addition to our low real estate costs, we maintain low operating and depreciation costs due to our no-frills, self-service format. Because we use low cost store fixtures and have low pre-opening costs, our new stores require a low initial investment and have historically generated a very attractive return on investment in their first full year.

•       Disciplined Inventory and Supply Chain Management. We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. Our supply chain initiatives have allowed us to significantly reduce purchasing lead times and the amount of time we warehouse merchandise. Furthermore, these initiatives have resulted in a significant improvement in our inventory turnover ratio, which increased steadily from 2.0 times per year in 2000 to 3.2 times in 2003. We have increased our shipping and sorting capacity at our main distribution center to be able to accommodate our future growth to 800 stores.

Growth Strategy

Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, gifts and related items in the United States by:

•       Expanding Our Store Base. Our expansion strategy is to open new stores in both new and existing markets. This allows us to balance the cost of new market entry by leveraging advertising, purchasing, distribution and regional overhead expenses in existing markets. Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 577 stores in 42 states at December 31, 2003. We plan to continue to increase our store base by approximately 60 to 70 net stores in 2004. We believe there is the potential for approximately 1,000 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

•       Enhancing Our Sales Productivity. We intend to increase our number of customer transactions and the average transaction value per customer by refining our merchandise mix and through other operating initiatives. We have increased our merchandise offerings throughout each sales event by increasing our store deliveries from 14 times per year in 2001 to over 40 times in 2003. We believe this will attract new customers, encourage repeat visits by existing customers and increase our average transaction value during the later stages of each sales event. We have also increased staffing at some of our high volume stores in an effort to improve our customer service levels and thereby improve our sales volumes. We expect these and other initiatives to improve our sales productivity in 2004 and beyond.

•       Extending Our Customer Reach. We have developed and currently maintain a proprietary mailing and email list of approximately 7.1 million customers. Historically, we have used direct mailings, and newspaper and print advertising to attract customers to our stores. While we believe these programs remain effective, we believe broadcast advertising represents an effective means to attract new customers, encourage repeat visits by our existing customers, and increase consumer awareness of Tuesday Morning. In 2002, we initiated the use of radio in some of our markets and used television in select markets in 2003 and expect to continue our use of television advertising in 2004. During 2003, we added our new “eTreasures”® program that provides our customer with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their home or office.

Industry Trends

As a leading closeout retailer of home furnishings, gifts and related items, we believe that we are benefiting from broad consumer trends. During the 1990s, the home furnishings market grew rapidly as aging baby boomers became homeowners and increasingly invested in their home. This trend was further reinforced by a strong mortgage refinancing cycle in 1998 and 1999, resulting in approximately $18 billion devoted to home improvement and related spending, according to Federal Reserve surveys. A second mortgage refinancing cycle took place at the end of 2001 and continued throughout 2003. Based on historical trends, this is expected to result in additional spending for home furnishings. A growing emphasis on value has also resulted in fast growing retail sales for discount retailers such as ourselves.

In addition, as a closeout retailer of first quality, brand name merchandise, we benefit from attractive characteristics in the closeout industry. Closeout merchandise is generally available to closeout retailers at low prices for a variety of reasons, including the inability of a manufacturer to sell merchandise through regular channels, the discontinuance of merchandise due to a style or color change, the cancellation of orders placed by other retailers and the termination of business by a manufacturer or wholesaler. Occasionally, the closeout retailer may be able to purchase closeout merchandise because a manufacturer has excess raw materials or production capacity. Typically, closeout retailers have lower merchandise costs, capital expenditures and operating costs, allowing them to sell merchandise at lower prices than other retailers.

Finally, we benefit from several trends in the retailing industry. The increase in “just-in-time” inventory management techniques and the rise in retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers are introducing new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers’ overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers such as Tuesday Morning that can purchase larger and more varied quantities of merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers’ traditional distribution channels.

Products

We sell upscale home furnishings, gifts and related items. We do not sell seconds, irregulars or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in well-recognized, first quality, brand name merchandise, which has included Marquis crystal, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups, KitchenAid and Cuisinart appliances, Wallace flatware and many others.

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

Purchasing

Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic vendors and international vendors. As industry trends such as “just-in-time” inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores and distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. In 2003, our top ten vendors accounted for approximately 13.8% of total purchases, with no one vendor accounting for more than 2.2%.

Pricing

Our pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor’s “regular” price, a competitor’s “sale” price and the Tuesday Morning closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers’ suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to markdown unsold merchandise on a timely and systematic basis and thereby effectively manage inventory levels.

Advertising

We plan and implement an advertising program for each sale event. Prior to each sale event, we initiate a direct mailing or email to customers on our mailing list, which consists of approximately 7.1 million customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sale event and the merchandise and prices we offer. We also communicate with customers by advertising in local newspapers in each of our markets and through our eTreasures® email program.

While we believe our direct mailings and newspaper and print advertising remain effective, we believe broadcast advertising may also represent an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. In 2002, we initiated the use of radio in some of our markets and used television in select markets in 2003. We expect to continue our use of television advertising in 2004.

Stores and Store Operations

Site Selection.   Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 577 stores in 42 states at December 31, 2003. We increased our store base by 62 net stores in 2003 and currently plan  to increase our store base by approximately 60 to 70 net stores in 2004. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

We believe that our customers are attracted to our stores by our advertising and direct mail program that emphasizes the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls and warehouse zones, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, we believe our real estate costs are lower than those of other retailers.

Store Leases.   Our annual rent per store was approximately $81,000 and store rent, as a percent of net sales, was 5.2% for 2003. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts, but we have historically incurred the contingent rent obligations in only about one-third of those leases. Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods.

Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease 18 to 24 months after entering into the lease. These kick clauses, when combined with our inexpensive and portable store fixtures provide us with significant flexibility in opening new stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we seldom operate locations with store level operating losses.

Store Layout.   Our opportunistic site selection and “no-frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 6,000 to 15,000 square feet and averaged approximately 9,100 square feet in 2003. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain a minimum inventory in stockrooms.

Store Operations.   We operate our stores during periodic “sales events,” each of which lasts from three to five weeks. We are generally closed for the months of January and July, which are traditionally weak months for retailers. We also close during the intervals between sales events to stock merchandise for the next event. We have increased the frequency of shipments of new merchandise during a sales event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores. We are implementing initiatives to enhance the process by which merchandise is unloaded at the store and moved to the selling floor and we have increased our internal training program for store managers. Previously, new store managers attended our training program upon their hire or promotion. Now, each store manager will receive on-going training on an annual basis through attending one of our monthly training sessions. We believe that this on-going training is a critical component to the success of our store management.

Store Management.   Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. We have increased our field management at the region and zone level to support and improve consistency of execution at our stores. When sales events are not in progress, employees review store inventory and supervise restocking activities in preparation for the next sales event. We employ temporary employees at each Tuesday Morning store to serve as cashiers and to assist in stocking during sales events. These temporary employees generally return to work in subsequent sales events, reducing the need for new hiring prior to each sales event. Typically, we employ more temporary employees during the first few days of a sales event, when customer traffic is highest.

Members of our management visit selected stores while sales are in progress to review inventory levels and presentation, personnel performance, expense controls, security and adherence to company procedures. In addition, regional managers periodically meet with senior management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sales events.

Store Locations.   We currently operate 577 stores in 42 states at December 31, 2003. Specific store locations can be accessed through our web site www.tuesdaymorning.com.

Distribution

An important aspect of our success involves our ability to process, sort and distribute inventory quickly and efficiently. All of our merchandise is ordered, received, inspected, counted, priced, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sales event strategy, we ship most of our merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sales event, however, new merchandise is shipped to stores throughout a sales event.

In 2001, we improved our automation systems, reconfigured and expanded our distribution equipment and facilities and installed truck loading equipment in order to increase our processing, sorting and shipping capacity and provide growth capacity for the next several years. We have also reduced the time merchandise remains in our distribution center from several months to just a few weeks and have increased store deliveries from 14 times per year in 2001 to over 40 times in 2003, all of which has allowed us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. The increased number of shipments also allows our stores to process shipments more effectively and restock their shelves with new merchandise during sales events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

We use common and contract carriers to distribute merchandise to our stores.

Management Information Systems

We have invested significant resources in computers, bar code scanners and radio frequency terminals, software programming and related equipment, technology and training, and we will continue to update these systems as necessary. We maintain a corporate local area network computer system, which includes purchase order processing, imports, transportation, distribution, point of sale and financial systems and enables us to efficiently control and process our inventory. In 2003, we have enhanced our ability to transmit data and communicate effectively with our stores through the addition of a second computer in our stores.

At the store level, we have IBM computer-based registers that capture daily sales data at the SKU level. Sales information, inventory information, open to buy, and other operational data is distributed daily to designated levels of management and to the individuals or groups that have responsibility for specific aspects of the business.

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

Employees

At February 20, 2004, we employed approximately 1,950 persons on a full-time basis and approximately 6,000 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Trademarks and Tradenames

We have registered the name “Tuesday Morning” as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including “Closing Time®” and “eTreasures®”.

Corporate Information

Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 6250 LBJ Freeway, Dallas, Texas 75240, and our telephone number is (972) 387-3562.

We maintain an internet website at http://www.tuesdaymorning.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.

Any material filed by us with the SEC may also be read and copies made at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, The SEC maintains an internet website, http://www.sec.gov, which contains reports, proxy and other information which we file electronically with the SEC.

RISK FACTORS

Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-K, including our consolidated financial statements and the notes to those statements. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also affect our business operations. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business

We face a number of risks in opening new stores.

As part of our growth strategy, we intend to continue to increase our total number of stores. To do so successfully, we must open stores in new and existing markets and operate these stores on a profitable basis. We increased our net store base by 38 in 2001, 46 in 2002 and 62 in 2003 and currently plan to increase our net store base by approximately 60 to 70 net stores in 2004. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

We opened stores in several new markets during 2003 and intend to enter into additional new markets in 2004 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Poor economic conditions affect consumer spending and may significantly harm our business.

The success of our business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that we offer, including, among other things:

•       general economic, industry and weather conditions;

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

Our business and results of operations are subject to uncertainties arising out of world events. These uncertainties may include the potential worsening or extension of a global economy slowdown, changes in consumer spending or travel, the outbreak of illnesses such as SARS and the economic consequences of military action or additional terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, results of operations and financial condition in the future.

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

All inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well positioned to support our expansion plans, we cannot assure you that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores.

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. In addition, effective January 1, 2004, the U.S. government mandated certain changes requiring drivers of over-the-road trucks to take certain rest periods which reduce the available amount of time they can drive during a 24 hour period. Increases in fuel prices and surcharges, as well as the new driver regulations, may increase freight costs and thereby increase our cost of goods sold.

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

We, like other retailers, rely significantly on external funding sources to finance our operations and growth. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital requirements for the next 12 months. Our ability to obtain additional financing is dependent upon our future operating performance, general economic and competitive conditions and financial, business and other factors, many of which we cannot control.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

Merchandise originally manufactured and imported from overseas accounts for a large proportion of our total product purchases. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include:

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

•        economic crises, international disputes and wars; and

•       increases in the cost of purchasing or shipping foreign merchandise resulting from:

•        loss of “most favored nation” trading status by the United States in relation to a particular foreign country;

•        import duties, import quotas and other trade sanctions; and

•        increases in shipping rates.

The products we buy abroad are often priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” for more information about our foreign currency exchange rate exposure and hedging activities.

Risks Related to Our Common Stock

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our common stock.

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated during the fourth quarter, which includes the holiday shopping season. Net sales in the fourth quarters of 2003, 2002 and 2001 accounted for approximately 39%, 38% and 40%, respectively, of annual net sales for such years. Operating income for the fourth quarter of 2003, 2002 and 2001 accounted for approximately 63%, 62% and 67%, respectively, of annual operating income for such years. For more information about our seasonality, please read “Management Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results and Seasonality.”  Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:

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

•       timing and type of sales events, promotional activities or other advertising;

•       new merchandise introductions; and

•       our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales declined 0.3% in 2001, increased 4.3% in 2002 and increased 2.9% in 2003, respectively. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations and could cause the price of our common stock to decrease significantly.

Our largest shareholder has significant influence over us, which may affect the rights of other shareholders.

Through September 2003, Madison Dearborn Capital Partners II, L.P. held a majority shareholder interest in us. We successfully completed a follow-on secondary offering in October 2003 that resulted in Madison Dearborn reducing their shareholder interest from 53% to 36%. This percentage represents a substantial amount of our common stock and Madison Dearborn will continue to have significant influence over election of our directors, approval of mergers, sales of assets and other matters. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Future sales of our common stock on the public market could depress our stock price.

If our largest shareholder sells substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. Madison Dearborn beneficially owns 14,588,526 shares of common stock, or approximately 36% of our outstanding shares. Madison Dearborn has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted Madison Dearborn certain rights with respect to the registration of shares of our common stock held by it, including the right to require that we register the sale of all or part of the shares it holds.

Provisions of our certificate of incorporation could discourage potential acquisition proposals and could deter or prevent a change in control.

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law, to issue shares of preferred stock in one or more series without shareholder approval. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding common stock.

Item 2. Properties

Stores.    We lease all of our stores, except one located adjacent to our distribution facility, from unaffiliated third parties normally through non-cancelable leases. At December 31, 2003, the remaining terms of our store leases generally range from three months to approximately ten years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments.

Distribution Facilities and Corporate Headquarters.    We own approximately 1,352,000 square feet of distribution facilities in the Dallas, Texas metropolitan area which includes a 728,000 square foot building acquired and expanded in 2002. Additionally, in September 2002 we acquired a 79,000 square foot building which houses our corporate office.

We lease an additional 281,000 square feet of warehouse space near the distribution center. This lease will expire in July 2004 and we currently do not intend to renew. We also lease approximately 218,000 square feet of land for trailer storage, which expires in December 2013. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We will, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees. This settlement agreement is awaiting approval by the court.

We have received two other similar complaints filed in the states of Colorado and Alabama in 2003. The Alabama suit was dismissed with prejudice in July 2003. We reached a settlement agreement with the plaintiffs in the Colorado suit in January 2004.

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego. The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.

We intend to vigorously defend all pending actions. We do not believe this or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market Price of Registrant’s Common Stock and Related Shareholder Matters

Our common stock has traded on the NASDAQ National Market since our initial public offering on April 22, 1999, under the symbol “TUES.” The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ National Market.

	High	Low
Year Ended December 31, 2002
First quarter	$22.87	$13.60
Second quarter	$28.88	$17.56
Third quarter	$19.43	$13.61
Fourth quarter	$21.40	$15.19
Year Ended December 31, 2003
First quarter	$19.91	$15.10
Second quarter	$26.55	$18.82
Third quarter.	$35.12	$24.65
Fourth quarter	$33.71	$27.65
Year Ended December 31, 2004
First quarter (through February 20, 2004)	$34.10	$29.75

On February 20, 2004, the last reported sale price for our common stock on the NASDAQ National Market was $32.01 per share. As of February 25, 2004, there were 16 holders of record and an estimated 5,600 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business, but we are exploring the possibility of declaring a cash dividend in the future. Our senior credit facility currently limits the annual amounts we may pay in dividends, but does not prohibit the payment of dividends.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by shareholders at December 31, 2003. We do not have any equity compensation plans that were not approved by our shareholders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands) (c)
Equity Compensation Plans Approved by Security Holders	1,965	$14.53	407

Item 6. Selected Consolidated Financial and Operating Data

The following table sets forth the selected consolidated financial and operating data for, and as of the end of, each of the five years ended December 31, 2003. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales.	$822,646	$728,846	$642,398	$586,867	$488,866
Cost of sales	513,097	461,317	421,703	389,967	312,106
Gross profit	309,549	267,529	220,695	196,900	176,760
Selling, general and administrative expenses	210,158	181,810	152,119	134,063	111,173
Operating income	99,391	85,719	68,576	62,837	65,587
Loss on early extinguishment of debt	(3,854)	—	—	—	(4,689)
Net interest and other expense	(8,283)	(13,783)	(18,505)	(23,537)	(20,164)
Income before income taxes	87,254	71,936	50,071	39,300	40,734
Income tax expense	33,593	27,855	19,127	14,733	15,523
Net income	53,661	44,081	30,944	24,567	25,211
Dividends on and accretion of preferred stocks	—	—	—	—	(3,749)
Premium on redemption of Senior Preferred Stock	—	—	—	—	(4,345)
Net income available to common shareholders	$53,661	$44,081	$30,944	$24,567	$17,117
Earnings per share:
Basic	$1.32	$1.10	$0.78	$0.63	$0.49
Diluted	1.29	1.07	0.76	0.61	0.46
Weighted average shares outstanding:
Basic	40,513	40,037	39,673	39,278	34,958
Diluted	41,442	41,238	40,730	40,492	36,750
Operating Data:
Number of stores:
Beginning of period	515	469	431	382	347
Opened during period	74	56	43	54	44
Closed during period	(12)	(10)	(5)	(5)	(9)
Open at end of period	577	515	469	431	382
Comparable store sales increase (decrease)(1)	2.9%	4.3%	(0.3)%	8.8%	13.3%
Average sales per store(2)	$1,481,000	$1,456,000	$1,402,000	$1,416,000	$1,319,000
Inventory turnover(3)	3.2	3.0	2.4	2.0	2.1

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital	$60,954	$75,195	$90,772	$113,772	$89,504
Inventories	143,023	134,947	127,843	174,813	141,534
Total assets	253,394	245,294	259,007	243,147	203,716
Total debt, including current portion	—	73,224	166,205	187,025	175,792
Total shareholders’ equity (deficit)	132,094	69,175	20,054	(11,157)	(35,948)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Operating Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

We sell upscale, name brand, home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 577 stores in 42 states. Our unique event-based selling strategy and limited quantities creates a sense of urgency for our primarily female customer base. This differentiated marketing strategy provides an ever-changing mix of fresh, new products in a treasure-hunt atmosphere. We currently benefit from increasing interest in home decorating and customer interest in purchasing high-end products at a good value.

We use a no-frills approach in our stores, and benefit from low real estate, store fixture and opening costs which favorably contribute to our profitability and return on investment. We believe there is the potential for approximately 1,000 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics. Our store base has grown at approximately 10% per year for the last five years, and we anticipate growing the net store base by approximately 60 to 70 stores in 2004. In addition to new stores, we expect to extend our customer reach through broadcast advertising and expansion in our proprietary direct mail and email customer lists.

Our long-term vendor relationships and diverse sourcing capabilities continue to provide us with access to first quality, name brand merchandise at attractive prices. We believe that there will be an adequate selection and volume of closeout merchandise available to match our anticipated growth.

We believe our focus on distribution center consolidation and inventory management strategies since 2000 has contributed to our sales growth and improved our inventory turnover from 2.0 times in 2000 to 3.2 times in 2003. Additionally, we are currently implementing initiatives at the stores to enhance the timeliness of merchandise being unloaded and moved to the selling floor, exploring opportunities to improve efficiencies at our distribution center through new equipment and redesigning work processes, evaluating the process we use to allocate merchandise to our stores to improve sell-through performance and enhancing our internal training program for store managers.

Our operating profits, combined with more efficient use of working capital and increased inventory turns over the past 3 years, have generated excess cash flow, which has been used to reduce debt. In December 2003, we repaid our remaining long-term indebtedness, and had zero debt outstanding at December 31, 2003. We anticipate using our revolving credit facility seasonally during 2004 for inventory purchases and capital expenditures, but we expect to have substantial excess cash flow for the full year period. We will be evaluating appropriate uses of our excess cash flow in the future, including the use of capital to expand the business and the possible establishment of a dividend.

Corporate History

Between 1986 and 1997, we were a publicly traded company. On December 29, 1997, Madison Dearborn, other unaffiliated investors and some of the members of our management at that time acquired substantially all of our outstanding capital stock in a recapitalization transaction. Despite significant debt after the recapitalization, we continued to operate profitably (excluding recapitalization fees and expenses in 1997) including expanding our store base. In April 1999, we completed an initial public offering of our common stock, and used substantially all of the proceeds to redeem a portion of the senior subordinated notes and all of the senior preferred stock that we issued in the recapitalization.

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

In July 2000, we recruited Kathleen Mason, our current President and Chief Executive Officer. Under Ms. Mason’s leadership, we have improved our focus on profitability, implemented new supply chain and inventory management strategies to control our inventory levels and ensure increased product availability in our sales events, upgraded management information systems and initiated radio and television advertising.

As a result of these and other initiatives, we have been able to increase our shipping and sorting capacity at our distribution center in Dallas, Texas to be able to accommodate our future growth to 800 stores, discontinue use of 16 third party regional distribution centers, increase our inventory turnover from 2.0 times in 2000 to 3.2 times in 2003 and reduce our long-term interest bearing debt from $187.0 million in 2000 to zero at December 31, 2003.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method on a first-in, first-out basis for store inventory and the specific identification method for warehouse inventory. Buying, distribution and freight costs are capitalized as part of inventory and are expensed as the related inventory is sold. We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves. We provide additional reserves for estimated obsolete, damaged or slow moving inventory based upon assumptions about future demand and market conditions for our merchandise. If actual future demand or market conditions are less favorable than those projected, additional inventory reserves may be required.

Inventory is our largest asset on our balance sheet and represents approximately 56% and 55% of total assets at December 31, 2003 and 2002, respectively. Inventory increased 6.0% or $8.1 million to $143.0 million in 2003 from $134.9 million in 2002. On a per store basis our inventory declined approximately 5.3%. This decline was the result of management’s decision to conservatively manage inventory due to the challenging economic environment and certain management initiatives.

Markdowns—We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. In 2003, our policy has resulted in virtually all our inventory being less than nine-months in age. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary throughout the quarter or year in timing, but are recorded in the books immediately based on the total quantities on-hand in the stores. We review all inventory for lower of cost or market valuations at the end of each quarterly period.

Self-Insurance Reserves—We have agreed to bear a portion of the annual cost to insure for workers’ compensation, general liability and medical claims. Amounts in excess of the designated risk levels are covered 100% by our insurance providers. Workers compensation claims are generally resolved within a one to three year period, but can remain open and active for periods approaching seven years. We establish reserves for the potential remaining exposure on these claims based upon historical claims experience and the use of actuarial estimates of losses from such claims. Our estimated reserves may not be adequate if claims activity is higher than estimated or costs of medical care increase beyond what is anticipated.

Tax, Legal and Other Contingent Reserves—We record reserves for certain legal, income tax or other contingencies when estimated future expenditures associated with such contingencies become probable and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an adjustment in the amount required to be accrued for such matters in future periods.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.4	63.3	65.6
Gross profit	37.6	36.7	34.4
Selling, general and administrative expenses	25.5	24.9	23.7
Operating income	12.1	11.8	10.7
Loss on early extinguishment of debt	0.5	—	—
Net interest and other expense	1.0	1.9	2.9
Income tax expense	4.1	3.9	3.0
Net income	6.5%	6.0%	4.8%
Number of stores open at end of period	577	515	469

We capitalize into inventory all merchandise costs and certain costs incurred to purchase, distribute and deliver merchandise to our stores in order to more accurately match the cost of merchandise with the timing of its sale. These costs are included in cost of sales when the merchandise is sold. Other cost of sales components include merchandise markdowns, shrink and damages, which are expensed as they are incurred. We value our store inventory using the retail method on a first-in, first-out basis and our warehouse inventory using the specific identification method.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores, general price level increases and increases in variable expenses due to sales growth. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

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

2003 Compared to 2002

Net sales increased $93.8 million or 12.9% to $822.6 million in 2003 from $728.8 million in 2002. This increase was attributable primarily to sales from new stores and a 2.9% increase in comparable store sales from 2002. Comparable store transactions increased 3.8% offset by a decrease of 1.6% in comparable store average ticket. Our average annual sales per store increased by $25,000 or 1.7% to $1.5 million in 2003.

Gross profit increased $42.0 million or 15.7% to $309.5 million in 2003 compared to $267.5 million in 2002. The increase was attributable to an increase in our net sales combined with an increase in our gross profit percentage to 37.6% in 2003 from 36.7% in 2002. This 0.9% increase in our gross profit percentage was attributable to a 0.5% improvement in our cost of distribution and freight, 0.3% reduction in the cost of our product, net of markdowns, and a 0.1% reduction in damages and shrink.

Selling, general and administrative expenses increased $28.4 million or 15.6% to $210.2 million in 2003 from $181.8 in the prior year. The increase was attributable to new stores, some inflationary effects and increases in variable expenses. As a percentage of sales these expenses increased 0.6% to 25.5% in 2003 from 24.9% in 2002. The increased percentage includes a 0.3% increase related to rent, occupancy and depreciation expense, a 0.2% increase in advertising, a 0.1% increase related to payroll and associated benefits and a 0.1% increase related to a change in self-insurance reserves due to increasing medical costs in the development of previously reported claims. These increases were offset by decreases in other store and corporate costs.

Loss on early extinguishment of debt was $3.9 million in 2003. We redeemed the entire $69 million aggregate principal amount of our outstanding 11% Senior Subordinated Notes due 2007 in the fourth quarter of 2003 at a redemption price equal to 103.67% of the aggregate principal amount of the notes plus accrued and unpaid interest. We paid the notes, redemption premium and accrued interest in full with available cash on-hand. We incurred a pre-tax charge in the fourth quarter of $2.5 million representing the redemption premium and a non-cash write-off of $1.4 million in unamortized financing costs carried on the balance sheet. These charges reduced 2003 fourth quarter and full year earnings by approximately $0.06 per diluted share. We expect to realize pre-tax interest savings of approximately $6.0 million in 2004 due to the redemption of the Notes.

Net interest and other expense, excluding the loss on early extinguishment of debt, decreased $5.5 million to $8.3 million in 2003 compared to $13.8 million in 2002. This decrease was primarily attributable to decreased borrowings during the year and decreased interest rates.

Income tax expense increased $5.7 million to $33.6 million in 2003 from $27.9 million in 2002 due to increased profitability and decreases in our effective tax rate to 38.5% in 2003 from 38.7% in 2002.

2002 Compared to 2001

Net sales increased $86.4 million or 13.5% to $728.8 million in 2002 from $642.4 million in 2001. This increase was attributable to sales from new stores and a 4.3% increase in comparable store sales from 2001. Comparable store transactions increased 6.4% offset by a decrease of 1.6% in comparable store average ticket. Average annual sales per store increased by $54,000 or 3.8% to $1.5 million in 2002 from $1.4 million in 2001.

Gross profit increased $46.8 million or 21.2% to $267.5 million in 2002 compared to $220.7 million in 2001. The increase was attributable to an increase in our net sales combined with an increase in our gross profit percentage to 36.7% in 2002 from 34.4% in 2001. This 2.3% increase in our gross profit percentage was attributable to a 1.1% improvement in our cost of distribution and freight, 1.1% in higher initial margin due to the mix of products sold and a 0.4% reduction in damages and shrink. These improvements were offset by a 0.3% increase in markdowns.

Selling, general and administrative expenses increased $29.7 million or 19.5% to $181.8 million from $152.1 million in the prior year. The increase was attributable to new stores, some inflationary effects and increases in variable expenses. As a percentage of sales these expenses increased 1.2% to 24.9% in 2002 from 23.7% in 2001. The increased percentage included a 0.5% increase in store wages and benefits, a 0.3% increase in corporate legal expense and self-insurance reserves, 0.2% increase in store rent and occupancy expense and a 0.3% increase related to other general operating expenses.

Net interest and other expense decreased $4.7 million to $13.8 million in 2002 compared to $18.5 million in 2001. This decrease was attributable to decreased borrowings during the year and decreased interest rates.

Income tax expense increased $8.8 million to $27.9 million in 2002 from $19.1 million in 2001 due to increased profitability and increases in our effective tax rate to 38.7% in 2002 from 38.2% in 2001. The increase in our effective tax rate was attributable to increases in state income taxes due to higher levels of profitability in states with higher tax rates and to some extent, certain expenses incurred in 2002 that were non-deductible for tax in this year.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flow strategy during the last three years has been focused on funding our store growth and distribution improvements and reducing our debt and financing costs associated with our recapitalization in 1997. Our cash flows will continue to be utilized for the expansion of our business, but we are exploring the possibility of declaring a cash dividend in the future. Other than the letters of credit described below, we have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash flows provided from operating activities in 2003, 2002 and 2001 were $79.4 million, $74.8 million and $91.5 million, respectively. During 2003, the increase in net cash from operating activities is due primarily to an increase in operating performance, an increase in non-cash items for depreciation, tax benefits and loss on extinguishment of debt, and an increase in accrued liabilities for sales tax collections and self-insurance reserves. The increase in 2002 was attributable to an increase in our accounts payable to inventory ratio from 30.1% in 2001 to 43.8% in 2002 and improved operating performance. In 2001, the increase was primarily driven by a reduction in inventory resulting from the changes in our product procurement strategies to a more balanced delivery of product and an increase in our accounts payable to inventory ratio from 24.7% in 2000 to 30.1% in 2001. Cash and cash equivalents as of December 31, 2003, 2002 and 2001 were $23.5 million, $31.9 million and $82.3 million, respectively.

Capital expenditures, principally associated with new store openings and distribution center systems enhancements, were $17.3 million, $34.3 million and $9.6 million for 2003, 2002 and 2001, respectively. During 2003, capital expenditures were primarily for new store openings, sortation equipment in our distribution center and corporate office improvements. During 2002, we spent $17.0 million to purchase and expand a warehouse that we previously leased and $4.1 million to purchase an office building for our corporate headquarters. During 2004, we expect to spend approximately $20 million for capital expenditures, primarily for new store openings and additional sortation equipment in our distribution center. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

Senior Credit Facility—In September 2002, we entered into a new $135 million revolving credit facility which expires March 2006. Any borrowing under the revolver will incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory, tangible personal property and our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.

In October 2003, we amended our senior credit facility to, among other things, permit us to redeem all of our senior subordinated notes and permit us to pay cash dividends, should we elect to do so. As a part of the amendment, we agreed to pay a utilization fee for outstanding borrowings that exceed 50% of our revolving credit facility and modify the period of time associated with our required 15 day cleandown period to between November 1 and December 31 of each calendar year. The cleandown period requires that the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $20 million.

We have no balances outstanding related to the revolving credit facility at December 31, 2003 and 2002. Our availability under the revolving credit facility is based on eligible inventory and was $87.4 million and $71.3 million at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, we had outstanding letters of credit of $6.3 million and $4.0 million, respectively, primarily for insurance purposes.

The senior credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage, minimum interest coverage and minimum tangible net worth. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of December 31, 2003 and 2002, we were in compliance with all covenants.

Senior Subordinated Notes—In December 2003 we redeemed the entire $69 million aggregate principal amount of our outstanding 11% Senior Subordinated Notes due 2007 at a redemption price equal to 103.67% of the aggregate principal amount of the notes plus accrued and unpaid interest. We paid the notes, redemption premium and accrued interest in full with available cash on-hand. We incurred a pre-tax charge in the fourth quarter of $2.5 million representing the redemption premium and a non-cash write-off of $1.4 million in unamortized financing costs carried on the balance sheet. These charges reduced 2003 fourth quarter and full year earnings by approximately $0.06 per diluted share. We expect to realize pre-tax interest savings of approximately $6.0 million in 2004 due to the redemption of the Notes.

Mortgages—In June 1999, we purchased a warehouse for $6.5 million that we had been leasing. We repaid this mortgage in full in February 2003.

We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and interest payments for the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
	(in thousands)
Non-cancelable operating leases	$188,814	$46,901	$75,797	$44,893	$21,223
Letters of credit	6,166	6,166	—	—	—
Foreign exchange contracts	699	699	—	—	—
Other commitments	688	591	97	—	—
Total	$196,367	$54,357	$75,894	$44,893	$21,223

We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order that require the vendor to meet specified delivery times. We have no capital lease obligations or long-term debt at December 31, 2003.

Inventory

Our inventory level increased 6.0%, or $8.1 million, to $143.0 million at December 31, 2003 from $134.9 million at December 31, 2002. On a per store basis our inventory declined approximately 5.3%. This decline was the result of management’s decision to conservatively manage our inventory due to the challenging economic environment and certain management initiatives. In order to support our sales and our expanded level of growth, we have instituted earlier inventory deliveries to provide adequate time for processing. Our disciplined approach to managing our store inventory level has improved merchandise flow and the consistency of shipments to our stores, which has generated higher sales and improved the aging of our merchandise.

Quarterly Results and Seasonality

The following tables set forth some of our quarterly financial data for the eight quarters ended December 31, 2003. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands except for per share data and comparable store sales.)

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$150,355	$177,413	$173,898	$320,980
Gross profit	57,252	61,977	63,196	127,124
Operating income	12,058	12,258	12,702	62,373
Net income(1)	6,083	6,292	6,381	34,905
Basic earnings per share	$0.15	$0.16	$0.16	$0.85
Diluted earnings per share	$0.15	$0.15	$0.15	$0.83
Comparable store sales increase(2)	4.5%	1.5%	2.8%	3.2%

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$132,924	$161,438	$154,644	$279,840
Gross profit	50,496	54,353	54,326	108,354
Operating income	10,758	10,450	11,167	53,344
Net income	4,670	4,499	3,932	30,980
Basic earnings per share	$0.12	$0.11	$0.10	$0.77
Diluted earnings per share	$0.11	$0.11	$0.10	$0.75
Comparable store sales increase(2)	11.4%	0.1%	11.0%	0.3%

(1)          The loss on early extinguishment of debt reduced our net income by $2.4 million in the fourth quarter ended December 31, 2003.

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

We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and most of our operating income being generated in the fourth quarter, which includes the holiday selling season. Net sales in the fourth quarter accounted for approximately 39%, 38% and 40% of annual net sales in 2003, 2002 and 2001, respectively. Operating income for the fourth quarters of 2003, 2002 and 2001 accounted for approximately 63%, 62%, 67%, respectively, of annual operating income for such years.

Inflation

In our opinion, inflation has not had a material effect on our results of operations. We cannot assure you that inflation will not materially affect us in the future.

Recent Accounting Pronouncements

In May of 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No.150”). SFAS No. 150 establishes standards for classification and measurement of financial instruments issued by entities that have the characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on May 31, 2003 and there was no financial accounting impact associated with its adoption.

In January 2003, the FASB issued an Interpretation No. 46 and its related interpretations (“FIN 46,”) Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. We have determined that we are not a party to any VIEs.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ended December 31, 2002. We have elected to continue accounting for the employee stock option plans under APB 25; however, we have adopted the new disclosure requirements of SFAS No. 148.

In July of 2002 the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and there was not a financial accounting impact associated with its adoption.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2003, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors. During 2003, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor’s currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations at the time the inventory is sold and was immaterial to us as a whole in 2003. At December 31, 2003, we had outstanding forward foreign currency contracts to purchase approximately $699 thousand of US dollar equivalent Euros with maturities ranging between five and 170 days.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2003, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor’s foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

The table below provides information about our forward foreign currency contracts at December 31, 2003 that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency. All the related contracts mature in 2004.

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Exchange Rate	Fair Value
Euro	$699	1.1950	$734

You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 9 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Interest Rates.   We had no outstanding debt at December 31, 2003, however, we use our revolving credit facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. Any borrowing under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the twelve month period ended December 31, 2003, the LIBOR and Prime rates varied from 1.10% to 1.35% and 4.0% to 4.25%, respectively. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. You can find more information about our debt in Notes 3 and 9 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Auditors are included in this Form 10-K

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP audited our financial statements for 2001. As a result of Andersen’s liquidation, we changed our auditors to Ernst & Young LLP on May 14, 2002. This change was reported in a Current Report on Form 8-K dated May 14, 2002. There were no disagreements with our auditors for the years ended December 31, 2003, 2002 and 2001, respectively.

Item 9A.Controls and Procedures

Effective August 2002, the SEC adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrantis able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

Our principal executive officer and our principal financial officer have informed us that based upon their evaluation as of December 31, 2003, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference to the disclosure found under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2004.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the disclosure found under the captions “Executive Compensation,” “Option Grants During Fiscal 2003,” “Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the disclosure found under the caption “Beneficial Ownership of Common Stock” in our proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2004.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the disclosure found under the caption “Certain Relationships and Related Transactions” in our proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2004.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the disclosure found under the caption “Independent Auditors” in our proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2004.

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

(b)   Reports on Form 8-K

On October 7, 2003, we furnished a Form 8-K with the SEC in which we provided a press release announcing our third quarter sales, comparable store sales increase and estimated increase in earnings per diluted share for the period ended September 30, 2003.

On October 14, 2003, we furnished a Form 8-K with the SEC in which we provided a press release announcing an offering of six million shares of common stock under an existing 10,100,000 share shelf registration. In addition, we issued a press release announcing our intention to effect early redemption of $69 million aggregate principal amount of Senior Subordinated Notes.

On October 22, 2003, we filed a Form 8-K with the SEC in which we provided an Underwriting Agreement between Tuesday Morning Corporation (the “Company”), Tuesday Morning, Inc., an indirect wholly owned subsidiary of the Company, and certain of the Company’s stockholders and Lehman Brothers Inc., Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., U.S. Bancorp Piper Jaffray Inc., Wachovia Capital Markets LLC, SG Cowen Securities Corporation and First Albany Corporation.

On October 23, 2003, we furnished a Form 8-K with the SEC in which we provided a press release announcing our third quarter and nine-month net income and earnings per diluted share for the period ended September 30, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Tuesday Morning Corporation:

We have audited the accompanying consolidated balance sheet of Tuesday Morning Corporation, a Delaware corporation, and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Tuesday Morning Corporation for the year ended December 31, 2001 were audited by other auditors who ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated February 19, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tuesday Morning Corporation as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for  the two years then ended, in conformity with accounting principles generally accepted in the United States.

Ernst&Young LLP

Dallas, Texas
February 19, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23.2.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Tuesday Morning Corporation:

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation, a Delaware corporation, and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Arthur Andersen LLP

Dallas, Texas
February 19, 2002

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$23,536	$31,929
Inventories	143,023	134,947
Prepaid expenses and other current assets	4,948	4,265
Deferred income taxes	5,106	2,934
Total current assets	176,613	174,075
Property and equipment, net	74,875	67,496
Deferred financing costs	907	2,879
Other assets	999	844
Total Assets	$253,394	$245,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$650
Accounts payable	66,091	59,075
Accrued liabilities	36,321	25,790
Income taxes payable	13,247	13,365
Total current liabilities	115,659	98,880
Long-term debt, excluding current portion	—	72,574
Deferred income taxes	5,641	4,665
Total Liabilities	121,300	176,119
Commitments and contingencies
Shareholders’ equity:
Senior exchangeable preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 40,923,737 and 40,224,323 shares issued and outstanding at December 31, 2003 and 2002, respectively	409	402
Additional paid-in capital	186,455	177,118
Accumulated deficit	(54,872)	(108,533)
Accumulated other comprehensive income	102	188
Total Shareholders’ Equity	132,094	69,175
Total Liabilities and Shareholders’ Equity	$253,394	$245,294

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$822,646	$728,846	$642,398
Cost of sales	513,097	461,317	421,703
Gross profit	309,549	267,529	220,695
Selling, general and administrative expenses	210,158	181,810	152,119
Operating income	99,391	85,719	68,576
Other income (expense):
Loss on early extinguishment of debt	(3,854)	—	—
Interest expense.	(9,274)	(13,775)	(19,312)
Interest income	95	263	237
Other income (expense)	896	(271)	570
	(12,137)	(13,783)	(18,505)
Income before income taxes	87,254	71,936	50,071
Income tax expense	33,593	27,855	19,127
Net income	$53,661	$44,081	$30,944
Earnings Per Share
Net income per common share:
Basic	$1.32	$1.10	$0.78
Diluted	$1.29	$1.07	$0.76
Weighted average number of common shares:
Basic	40,513	40,037	39,673
Diluted	41,442	41,238	40,730

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Shareholders’ Equity (Deficit) and Other Comprehensive Income
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2000	39,563	$395	$171,882	$(183,558)	$124	$(11,157)
Other comprehensive income
Net income	—	—	—	30,944	—	30,944
Unrealized loss on securities, net of tax	—	—	—	—	(18)	(18)
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(12)	(12)
Total other comprehensive income	—	—	—	30,944	(30)	30,914
Shares issued in connection with employee stock option plan/stock purchase plan	209	3	294	—	—	297
Balance at December 31, 2001	39,772	398	172,176	(152,614)	94	20,054
Other comprehensive income
Net income	—	—	—	44,081	—	44,081
Unrealized gain on securities, net of tax	—	—	—	—	199	199
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(105)	(105)
Total other comprehensive income	—	—	—	44,081	94	44,175
Shares issued in connection with employee stock option plan/stock purchase plan	302	3	956	—	—	959
Shares issued under secondary Offering, net.	150	1	2,230	—	—	2,231
Tax benefit of employee stock options exercised.	—	—	1,640	—	—	1,640
Other	—	—	116	—	—	116
Balance at December 31, 2002	40,224	402	177,118	(108,533)	188	69,175
Other comprehensive income
Net income	—	—	—	53,661	—	53,661
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(86)	(86)
Total other comprehensive income	—	—	—	53,661	(86)	53,575
Shares issued in connection with employee stock option plan/stock purchase plan	600	6	2,943	—	—	2,949
Shares issued under secondary Offering, net.	100	1	2,344	—	—	2,345
Tax benefit of employee stock options exercised.	—	—	4,050	—	—	4,050
Balance at December 31, 2003	40,924	$409	$186,455	$(54,872)	$102	$132,094

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net cash flows from operating activities:
Net income	$53,661	$44,081	$30,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,883	7,591	6,075
Amortization of financing fees	702	2,353	2,018
Loss on early extinguishment of debt	3,854	—	—
Deferred income taxes	(1,196)	(1,256)	(290)
Tax benefit of employee stock option exercises	4,050	1,640	—
Other non-cash items	(75)	238	(45)
Change in operating assets and liabilities:
Inventories	(8,076)	(7,104)	46,970
Prepaid and other current assets	(683)	(802)	98
Other assets	(156)	(439)	(56)
Accounts payable	7,016	20,638	(4,804)
Accrued liabilities	10,531	7,802	2,688
Income taxes payable	(118)	38	7,872
Total adjustments	25,732	30,699	60,526
Net cash provided by operating activities	79,393	74,780	91,470
Net cash flows from investing activities:
Capital expenditures	(17,273)	(34,294)	(9,550)
Other	—	175	219
Net cash used in investing activities	(17,273)	(34,119)	(9,331)
Net cash flows from financing activities:
Payment of debt and mortgages	(75,758)	(92,981)	(20,820)
Proceeds from exercise of common stock options and stock purchase plan purchases	2,949	959	297
Net proceeds from secondary offering	2,345	2,231	—
Payment of financing fees	(49)	(1,327)	(232)
Other	—	116	—
Net cash used in financing activities	(70,513)	(91,002)	(20,755)
Net increase (decrease) in cash and cash equivalents	(8,393)	(50,341)	61,384
Cash and cash equivalents, beginning of period	31,929	82,270	20,886
Cash and cash equivalents, end of period	$23,536	$31,929	$82,270
Supplemental cash flow information:
Interest paid	$8,919	$13,691	$19,893
Income taxes paid	31,186	27,904	11,783

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We operate 577 discount retail stores in 42 states at December 31, 2003 (515 and 469 stores at December 31, 2002 and 2001, respectively). We sell close-out home furnishings, gifts and related items, which we purchase at below wholesale prices. Our stores are open for periodic sales events, each of which lasts from three to five weeks.

(a)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents—Cash equivalents of $18,360 at December 31, 2003 and $25,574 at December 31, 2002 were invested in money market funds. We consider all short-term investments with original maturities of three months or less to be cash equivalents. Interest income was immaterial for the years ended December 31, 2003, 2002 and 2001, respectively.

(c)   Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method on a first-in, first-out basis for store inventory and the specific identification method for warehouse inventory. Buying, distribution, and freight costs are capitalized as part of inventory and are expensed as the related inventory is sold. We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves. We provide additional reserves for estimated obsolete, damaged or slow moving inventory based upon assumptions about future demand and market conditions for our merchandise. If actual future demand or market conditions are less favorable than those projected, additional inventory reserves may be required. We use markdowns to promote the effective and timely sale of merchandise. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary throughout the quarter or year in timing, but are recorded immediately based on total quantities on-hand in the stores. We review all inventory for lower cost or market issues at the end of each quarterly period.

(d)   Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Buildings	30 years
Furniture and fixtures	7 years
Leasehold improvements	Lease life
Equipment	5 to 7 years

Improvements to leased premises are amortized on a straight-line basis over the shorter of their useful lives or the term of the related lease. Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our accounts and any gain or loss is recognized in income. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)   Deferred Financing Costs—Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized over the term of the related financing using the effective interest method.

(f)    Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. We file our annual federal income tax return on a consolidated basis.

(g)   Self-Insurance Reserves—We have agreed to bear a portion of the annual cost to insure for workers’ compensation, general liability and medical claims. Amounts in excess of the designated risk levels are covered 100% by our insurance providers. Workers compensation claims may be resolved within a one to three year period, but can remain open and active for periods approaching seven years. We establish reserves for the potential remaining exposure on these claims based upon certain factors including historical claims experience and the use of actuarial estimates of losses from such claims. Our estimated reserves may not be adequate if claims activity is higher than estimated or costs of medical care increase beyond what is anticipated.

(h)   Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers at our stores. Sales are net of estimated returns and exclude sales tax.

(i)    Pre-opening Costs—Costs incurred prior to the date that new stores open are expensed as incurred.

(j)    Advertising—Costs for television, radio, newspaper and other media are expensed as the advertised events take place. Advertising expense for 2003, 2002 and 2001 was $33,166, $28,369 and $25,271, respectively. We do not receive money from vendors to support our advertising expenditures.

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

(l)    Foreign Currency Transactions—We enter into foreign currency forward exchange contracts with major financial institutions to manage and reduce the impact of fluctuations in foreign currency exchange rates on certain contractual merchandise purchases with international vendors between the order and payment dates, approximately 2 to 6 months. We do not utilize derivative financial instruments for trading or speculative purposes.

We account for our foreign currency forward contracts as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income when the hedged inventory is sold. All of our cash flow hedges are effective. The effect of foreign exchange contracts on our financial position is immaterial.

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—We periodically review long-lived assets, principally property and equipment and leasehold improvements, for impairment by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long-lived assets has not had a material impact on our financial position, results of operations or liquidity for the years presented.

(n)   Reclassifications—Certain reclassifications have been made to prior years’ balances to conform with current year presentation.

(o)   Stock Option Plan—We grant stock options to certain employees and members of our Board of Directors with stock option exercise prices equal to the fair market value of the shares on the date of the grant. We have elected to continue to apply the requirements of APB Opinion No. 25 Accounting for Stock Issued to Employees and provide the pro forma disclosure requirements of SFAS No. 148 Accounting for Stock-Based Compensation, Transition and Disclosure; therefore no compensation expense for the stock option grants has been recognized.

Had we determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 148, our net income would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net income as reported.	$53,661	$44,081	$30,944
Deduct: employee stock based compensation determined under fair value based methods for all awards, net of related tax effects	(2,547)	(980)	(788)
Pro forma net income	$51,114	$43,101	$30,156
Net income per common share
Basic as reported	$1.32	$1.10	$0.78
Basic pro forma	1.26	1.08	0.76
Diluted as reported	1.29	1.07	0.76
Diluted pro forma.	1.25	1.07	0.74

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2003, 2002 and 2001: the risk-free interest rate of 3.62%, 4.2% and 4.9%  for fiscal 2003, 2002 and 2001, respectively; expected dividend yield of zero for all years; expected term of  7.5 years for all years and expected volatility of 63%, 52% and 51%  for fiscal 2003, 2002 and 2001, respectively. The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 were $21.67, $17.43, and $9.15, respectively.

(p)   Net Income Per Common Share—Basic net income per common share for the years ended December 31, 2003, 2002 and 2001 was calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the years ended December 31, 2003, 2002 and 2001 was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 6 and 11.

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)   Recent Accounting Pronouncements— In May of 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No.150”). SFAS No. 150 establishes standards for classification and measurement of financial instruments issued by entities that have the characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on May 31, 2003 and there was no financial accounting impact associated with its adoption.

In January 2003, the FASB issued an Interpretation No. 46 and its related interpretations (“FIN 46,”) Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. We have determined that we are not a party to any VIEs.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal year ended December 31, 2002. We have elected to continue accounting for the employee stock options plans under APB 25; however, we have adopted the new disclosure requirements of SFAS No. 148.

In July of 2002 the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and there was not a financial accounting impact associated with its adoption.

(r)    Other Comprehensive Income—Comprehensive income represents our change in equity (net assets), during a period, from transactions and other events and circumstances from sources other than us. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners. The components of comprehensive income are reported in the Consolidated Statements of Shareholders’ Equity.

(s)    Segment Reporting—We operate as one business segment. Operations at December 31, 2003 consisted of 577 retail stores in 42 states. These stores have a uniform format, uniform hours, the same event calendar and carry the same merchandise (quantities, styles and patterns may vary). All merchandise is priced uniformly throughout our stores and is distributed from our central distribution system.

(t)    Off-balance Sheet or Variable Interest Arrangements—Except for letters of credit, we do not have off-balance sheet arrangements, transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

(2) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following at December 31, 2003 and 2002:

	2003	2002
Land	$8,509	$8,509
Buildings	39,147	37,135
Furniture and fixture	35,286	37,254
Equipment	40,429	37,050
Leasehold improvements	3,283	4,418
	126,654	124,366
Less accumulated depreciation	(51,779)	(56,870)
Net property and equipment	$74,875	$67,496

(3) DEBT

At December 31, 2003 and 2002, long-term debt consisted of the following:

	2003	2002
Mortgages	$—	$4,224
Senior subordinated notes	—	69,000
Total	—	73,224
Less current portion	—	(650)
Total Long-Term	$—	$72,574

Senior Credit Facility—In September 2002, we entered into a new $135 million revolving credit facility which expires March 2006. Any borrowing under the revolver will incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory, tangible personal property and our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.

In October 2003, we amended our senior credit facility to, among other things, permit us to redeem all of our senior subordinated notes and to permit us to pay cash dividends, should we elect to do so. As a part of the amendment, we agreed to pay a utilization fee for outstanding borrowings that exceed 50% of our revolving credit facility and modify the period of time associated with our required 15 day cleandown period to between November 1 and December 31 of each calendar year. The cleandown period requires that the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $20 million.

We have no balances outstanding related to the revolving credit facility at December 31, 2003 and 2002. Our availability under the new senior credit facility was $87.4 million and $71.3 million at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, we had outstanding letters of credit of $6.3 million and $4.0 million, respectively, primarily for insurance purchases.

The senior credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage, minimum interest coverage and minimum tangible net worth. Other restrictions affect our ability to incur liens or make certain other restricted payments, sale assets or merge or consolidate with any other person. As of December 31, 2003 and 2002, we were in compliance with all covenants.

(3) DEBT (Continued)

Senior Subordinated Notes—We redeemed the entire $69 million aggregate principal amount of our outstanding 11% Senior Subordinated Notes due 2007 in the fourth quarter of 2003 at a redemption price equal to 103.67% of the aggregate principal amount of the notes plus accrued and unpaid interest. We paid the notes, redemption premium and accrued interest in full with available cash on-hand. We incurred a pre-tax charge in the fourth quarter of $2.5 million representing the redemption premium and a non-cash write-off of $1.4 million in unamortized financing costs carried on the balance sheet. These charges reduced 2003 fourth quarter and full year earnings by approximately $0.06 per diluted share. We expect to realize pre-tax interest savings of approximately $6.0 million in 2004 due to the redemption of the Notes.

Mortgages—In June 1999, we purchased a warehouse for $6.5 million that we had been leasing. We repaid this mortgage in full in February 2003.

(4) ACCRUED LIABILITIES

At December 31, 2003 and 2002, we had accrued liabilities consisting of the following:

	2003	2002
Sales tax.	$7,666	$5,949
Insurance	9,112	5,234
Wages & benefits.	7,507	6,099
Property taxes	2,421	508
Other expenses	9,615	8,000
Total accrued liabilities	$36,321	$25,790

(5) INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of:

	Current	Deferred	Total
Year ended December 31, 2003
Federal.	$30,134	$(1,099)	$29,035
State and local	4,654	(97)	4,558
Total	$34,788	$(1,196)	$33,593
Year ended December 31, 2002
Federal	$25,775	$(1,051)	$24,724
State and local	3,336	(205)	3,131
Total	$29,111	$(1,256)	$27,855
Year ended December 31, 2001
Federal	$17,265	$(286)	$16,979
State and local	2,152	(4)	2,148
Total	$19,417	$(290)	$19,127

A reconciliation of the expected federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

	2003	2002	2001
Expected federal income tax expense	$30,539	$25,178	$17,525
State income taxes, net of related federal tax benefit	2,963	2,248	1,367
Other, net	91	429	235
Total tax expense	$33,593	$27,855	$19,127

(5) INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows:

	2003	2002
Deferred tax assets:
Current:
Other payroll and benefits	$1,334	$936
Inventory reserves	1,171	537
Self-insurance reserves	3,571	1,926
Other current liabilities	964	1,307
Total gross deferred tax assets	$7,040	$4,706
Deferred tax liabilities:
Current:
Inventory costs	$506	$513
Prepaid supplies	1,428	1,259
Non-current:
Property and equipment	5,641	4,665
Total gross deferred tax liabilities	7,575	6,437
Net deferred tax liability	$535	$1,731

We expect the deferred tax assets at December 31, 2003 to be fully recovered and the deferred tax liabilities at December 31, 2003 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2003 or 2002.

(6) STOCK OPTIONS

We have established a stock option plan (the “Plan”) which allows our Board of Directors to grant stock options to directors, officers and key employees performing services for us. The Plan authorizes grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

Options granted under the Plan vest over periods of four to five years. The exercise prices of the options range between $0.20 and $32.06, which approximates fair value on the grant date of the shares of common stock into which such options are exercisable. At December 31, 2003, there were 406,870 additional shares available for grant under the Plan.

(6) STOCK OPTIONS (Continued)

Following is a summary of transactions relating to the Plan’s options for the three years ended December 31, 2003:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2000	2,006,082	$5.48
Exercised during year	(209,272)	1.47
Canceled during year	(37,634)	4.51
Granted during year	120,000	9.15
Outstanding at December 31, 2001	1,879,176	6.21
Exercised during year	(302,504)	3.36
Canceled during year	(28,457)	4.39
Granted during year	265,963	17.43
Outstanding at December 31, 2002	1,814,178	8.36
Exercised during year	(599,414)	4.84
Canceled during year	(39,541)	20.01
Granted during year	790,000	21.67
Outstanding at December 31, 2003	1,965,223	$14.53

As of December 31, 2003, 2002 and 2001, 829,891, 890,122 and 754,830, respectively, of options outstanding were exercisable.

The following table summarizes information about stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of Exercise Prices		(Years)	Per Share		Per Share
	(in thousands)			(in thousands)
$0.20-$1.43	186	4.11	$0.38	186	$0.38
$7.97-$10.00	725	6.60	$9.61	394	$9.72
$13.35-$20.01	304	8.13	$17.10	104	$17.31
$20.04-$32.06	750	9.37	$21.75	146	$20.47
Total	1,965	7.66	$14.53	830	$10.47

(7) OPERATING LEASES

We lease substantially all store locations under non-cancelable operating leases. Leases for new stores typically allow us the ability to terminate a lease after 18 to 24 months if the store does not achieve sales expectations or another location appears more desirable. Future minimum rental payments under leases are as follows:

Years Ending December 31,
2004	$46,901
2005	40,838
2006	34,959
2007	27,527
2008	17,367
Thereafter	21,222
Total minimum rental payments	$188,814

Rental expense for 2003, 2002 and 2001 was $43,940, $37,759 and $33,655, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after one year of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan. We also contribute 1% of total compensation for all plan participants, and match a portion of each participant’s contribution up to 6% of the participant’s compensation. We expensed contributions of $808, $746 and $664 during the years ended December 31, 2003, 2002 and 2001, respectively.

We offer participation in a stock purchase program for full time employees after completion of 90 days of continuous employment. Under the plan, eligible employees may request us to deduct from 1% to 10% of their salary and receive a 25% match of their contribution up to $2,500 annually. The number of shares of common stock offered under the Plan is unlimited, and shares are acquired through open market transactions by an agent of the Plan. We expense our contributions as incurred. The contributions were immaterial for all reported years.

(9) FINANCIAL INSTRUMENTS

The following table represents the carrying amounts and estimated fair values of our variable rate debt, and Senior Subordinated Notes as of December 31, 2003 and 2002:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Variable rate debt	—	—	4,224	4,224
Senior Subordinated Notes	—	—	69,000	71,070

The carrying value of the variable rate debt approximates estimated fair value. The fair value of the Senior Subordinated Notes was based on quoted market prices existing at the balance sheet date. In addition to the above, we had various forward foreign currency contracts outstanding at December 31, 2003 and 2002 for the purchase of $699 and $418, respectively of various foreign currencies with fair values

(9) FINANCIAL INSTRUMENTS (Continued)

of $734 and $423, respectively. Our risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions.

(10) LEGAL PROCEEDINGS

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees. This settlement agreement is awaiting approval by the court.

We have received two other similar complaints filed in the state of Colorado and Alabama in 2003. The Alabama suit was dismissed with prejudice in July 2003. We reached a settlement agreement with the plaintiffs in the Colorado suit in January 2004.

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego. The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.

We intend to vigorously defend all pending actions. We do not believe this or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

(11) EARNINGS PER COMMON SHARE

We have adopted the provisions of SFAS No. 128, Earnings Per Share. Outstanding stock options issued by us represent the only dilutive effect reflected in diluted weighted average shares.

	Years Ended December 31,
	2003	2002	2001
Basic Earnings Per Share:
Net income	$53,661	$44,081	$30,944
Weighted average number of common shares outstanding	40,513	40,037	39,673
Basic earnings per common share	$1.32	$1.10	$0.78
Diluted Earnings Per Share:
Net income	$53,661	$44,081	$30,944
Dilutive effect of employee stock options	929	1,201	1,057
Weighted average number of common shares outstanding	40,513	40,037	39,673
Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,442	41,238	40,730
Diluted earnings per common share	$1.29	$1.07	$0.76

Options to purchase common stock of 115,000 shares at prices ranging from $26.93 to $32.06, 50,000 shares at prices ranging from $20.20 to $23.00 and 100,000 shares at prices ranging from $13.35 to $19.13 were outstanding at December 31, 2003, 2002 and 2001, respectively. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results for 2003 and 2002 follow:

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Net sales	$150,355	$177,413	$173,898	$320,980
Gross profit	57,252	61,977	63,196	127,124
Operating income	12,058	12,258	12,702	62,373
Net income(1)	6,083	6,292	6,381	34,905
Earnings Per Share—Basic	$0.15	$0.16	$0.16	$0.85
Earnings Per Share—Diluted	$0.15	$0.15	$0.15	$0.83

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$132,924	$161,438	$154,644	$279,840
Gross profit	50,496	54,353	54,326	108,354
Operating income	10,758	10,450	11,167	53,344
Net income	4,670	4,499	3,932	30,980
Earnings Per Share—Basic	$0.12	$0.11	$0.10	$0.77
Earnings Per Share—Diluted	$0.11	$0.11	$0.10	$0.75

(1)          The loss on early extinguishment of debt reduced our net income by $2.4 million in the fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tuesday Morning Corporation
	By:	/s/ Kathleen Mason
Date: February 27, 2004		Kathleen Mason Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

Name	Title

/s/ Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)
Kathleen Mason

/s/ Loren K. Jensen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Loren K. Jensen

/s/ Benjamin D. Chereskin	Chairman of the Board
Benjamin D. Chereskin

/s/ William J. Hunckler, III	Director
William J. Hunckler, III

/s/ Robin P. Selati	Director
Robin P. Selati

/s/ Sally Frame Kasaks	Director
Sally Frame Kasaks

/s/ Henry F. Frigon	Director
Henry F. Frigon

/s/ Giles H. Bateman	Director
Giles H. Bateman

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 12, 1997, by and among the Registrant, Tuesday Morning Acquisition Corp. (“Merger Sub”) and Madison Dearborn Capital Partners II, L.P. (“MDP”)(1)
2.2	Amendment to the Agreement and Plan Merger, dated as of December 26, 1997 by and among the Registrant, Merger Sub and MDP.(1)
3.1	Certificate of Incorporation of the Registrant.(1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (2)
3.3	Certificate of Designation of the Registrant.(1)
3.4	By-laws of the Registrant(1)
4.1	Indenture, dated as of December 29, 1997, by and between the Registrant and the Subsidiary Guarantors and United States Trust Company of New York, as trustee.(1)
4.2	Registration Rights Agreement, dated as of December 29, 1997, by and among the Registrant, the Subsidiary Guarantors and the Initial Purchasers.(1)
10.1

Senior Secured Credit Agreement, dated as of September 27, 2002 among Tuesday Morning, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent.(4)

10.2

Amendment to the Senior Secured Credit Agreement, dated October 17, 2003, among Tuesday Morning, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as syndication Agent.(5)

10.3	1997 Long-Term Equity Incentive Plan of the Registrant.†(1)
10.4	Stockholders Agreement, dated as of December 29, 1997, by and among the Registrant, MDP and the executives listed on Schedule 1 attached thereto.(1)
10.5	1999 Employee Stock Purchase Plan.†(2)
10.6	Employment Agreement, dated as of July 25, 2000, by and between the Registrant and Kathleen Mason.†(3)
21.1	Subsidiaries of the Registrant.(2)
23.1	Consent of Ernst & Young LLP, Independent Public Auditors(6)
23.2	Statement regarding consent of Arthur Andersen LLP(6)
31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.(6)
31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.(6)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and the Chief Financial Officer.(6)

†                    Management contract or compensatory plan or arrangement.

(1)          Incorporated by reference to the corresponding exhibits of our Registration Statement on Form S-4 (File No. 333-46017).

(2)          Incorporated by reference to the corresponding exhibits of our Registration Statement on Form S-1 (File No. 333-74365).

(3)          Incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000.

(4)          Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(5)          Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(6)          Filed herewith.