Form 10-Q
period 2004-03-31
TUESDAY MORNING CORP/DE
filed 2004-04-30
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-19658

TUESDAY MORNING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2398532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6250 LBJ Freeway Dallas, Texas 75240
(Address, including zip code, of principal executive offices)

(972) 387-3562
(Registrant’s telephone number, including area code)

Not applicable
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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2004
Common Stock, par value $0.01 per share	41,045,185

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

Readers are referred to the caption “Risk Factors” appearing at the end of Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional factors that may affect our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

The terms “Tuesday Morning,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	March 31, 2004	Dec. 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$7,096	$23,536
Inventories	195,194	143,023
Prepaid expenses and other current assets	5,355	4,948
Deferred income taxes	5,106	5,106
Total current assets	212,751	176,613

Property and equipment, net	78,484	74,875
Deferred financing costs	806	907
Other assets	998	999

Total Assets	$293,039	$253,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$7,000	$—
Accounts payable	83,256	66,091
Accrued liabilities	30,133	36,321
Income taxes payable	6,490	13,247
Total current liabilities	126,879	115,659

Revolving credit facility, excluding current portion	20,000	—
Deferred income taxes	5,641	5,641

Total Liabilities	152,520	121,300

Commitments and contingencies
Shareholders’ equity:
Senior exchangeable preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,045,185 shares issued and outstanding at March 31, 2004 and 40,923,737 shares at December 31, 2003	410	409
Additional paid-in capital	186,769	186,455
Accumulated deficit	(46,683)	(54,872)
Accumulated other comprehensive income	23	102

Total Shareholders’ Equity	140,519	132,094

Total Liabilities and Shareholders’ Equity	$293,039	$253,394

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Net sales	$168,597	$150,355
Cost of sales	102,585	93,103
Gross profit	66,012	57,252
Selling, general and administrative expenses	52,531	45,194
Operating income	13,481	12,058
Other income (expense):
Interest income	4	28
Interest expense	(411)	(2,402)
Other income (expense)	241	219
	(166)	(2,155)
Income before income taxes	13,315	9,903
Income tax expense	5,126	3,820

Net income	$8,189	$6,083

Earnings Per Share
Net income per common share:
Basic	$0.20	$0.15
Diluted	$0.20	$0.15
Weighted average number of common shares:
Basic	40,980	40,273
Diluted	41,742	41,193

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2004	2003

Net cash flows from operating activities:
Net income	$8,189	$6,083
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,670	2,207
Amortization of financing fees	101	177
Change in operating assets and liabilities:
Inventories	(52,211)	(23,238)
Prepaid and other assets	(406)	(185)
Accounts payable	17,165	(6,186)
Accrued liabilities	(6,227)	2,548
Income taxes payable	(6,820)	(8,528)
Net cash used in operating activities	(37,539)	(27,122)
Net cash flows from investing activities:
Capital expenditures.	(6,279)	(3,482)
Net cash used in investing activities	(6,279)	(3,482)
Net cash flows from financing activities:
Payment of debt and mortgages	—	(4,224)
Proceeds from revolving credit facility	27,000	20,000
Proceeds from exercise of common stock options and stock purchase plan purchases	378	12
Net cash provided by financing activities	27,378	15,788
Net decrease in cash and cash equivalents	(16,440)	(14,816)
Cash and cash equivalents, beginning of period	23,536	31,929
Cash and cash equivalents, end of period	$7,096	$17,113

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements

1.               Basis of Presentation - The consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2003.  Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.               Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month period ended March 31, 2004 and 2003 was $8.1 million and $6.0 million, respectively.

3.               Legal proceedings – During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  This settlement agreement was approved by the court on April 2, 2004.

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

4.               Earnings Per Common Share

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts):
Basic earnings per share:
Net income	$8,189	$6,083
Weighted average number of common shares outstanding	40,980	40,273
Net income per common share	$0.20	$0.15

Diluted earnings per share:
Net income	$8,189	$6,083

Dilutive effect of employee stock options	762	921
Weighted average number of common shares outstanding	40,980	40,273
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,742	41,194
Net income per common share	$0.20	$0.15

5.               Revolving Credit Facility – Our $135 million revolving credit facility expires in March 2006.  We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our leverage ratio changes.

At March 31, 2004, we had $27.0 million outstanding under the revolving credit facility, of which $20 million was considered long-term, with availability of $95.5 million based on eligible inventory.

6.               Stock-based Compensation – We account for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).  Generally, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table represents the effect on net income and earnings per share if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and our adoption on January 1, 2003 of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”  The pro forma effects of stock-based compensation on net income and net income per common share are as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts):
Net income as reported	$8,189	$6,083
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	818	264
Pro-forma net income	$7,371	$5,819

Net income per common share
Basic as reported	$0.20	$0.15
Basic pro-forma	0.18	0.14
Diluted as reported	0.20	0.15
Diluted pro-forma	0.18	0.14

7.     Certain prior year amounts may have been reclassified to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We sell upscale, name brand, home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 594 stores in 42 states. Our unique event-based selling strategy and limited quantities creates a sense of urgency for our primarily female customer base. This differentiated marketing strategy provides an ever-changing mix of fresh, new products in a treasure-hunt atmosphere. We currently benefit from increasing interest in home decorating and customer interest in purchasing high-end products at a good value.

We use a no-frills approach in our stores and benefit from low real estate, store fixture and opening costs which favorably contribute to our profitability and return on investment. Our store base has grown at approximately 10% per year for the last five years, and during the first quarter of 2004 we grew our store base by 18 stores and had one store closure. In addition to new stores, we expect to extend our customer reach through broadcast advertising and expansion in our proprietary direct mail and email customer lists.

Our long-term vendor relationships and diverse sourcing capabilities continue to provide us with access to first quality, name brand merchandise at attractive prices. We believe that there will be an adequate selection and volume of closeout merchandise available to match our anticipated growth.

We believe our focus on distribution center consolidation and inventory management strategies since 2000 has contributed to our sales growth and improved inventory turnover. Additionally, we are currently implementing initiatives at the stores to enhance the timeliness of merchandise being unloaded and moved to the selling floor, exploring opportunities to improve efficiencies at our distribution center through new equipment and redesigning work processes, evaluating the process we use to allocate merchandise to our stores to improve sell-through performance and enhancing our internal training program for store managers.

Our operating profits, combined with more efficient use of working capital and increased inventory turns over the past 3 years, have generated excess cash flow, which has been used to reduce debt. At March 31,

2004 we had $27 million in debt outstanding as compared to $89 million at March 31, 2003. We anticipate using our revolving credit facility seasonally during the remainder of 2004 for inventory purchases and capital expenditures, but we expect to have substantial excess cash flow for the full year period. We will be evaluating appropriate uses of our excess cash flow in the future, including the use of capital to expand the business and the possible establishment of a dividend.

Results of Operations

The following table sets forth certain financial information from our consolidated statements of income expressed as a percentage of net sales.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the fourth quarter, which includes the holiday season. There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	60.8	61.9
Gross profit	39.2	38.1
Selling, general and administrative expense	31.2	30.1
Operating income	8.0	8.0
Net interest expense and other income (expense)	(0.1)	(1.4)
Income before income taxes	7.9	6.6
Income tax expense	3.0	2.6
Net income	4.9%	4.0%

Three Months Ended March 31, 2004

Compared to the Three Months Ended March 31, 2003

During the first quarter of 2004, net sales increased to $168.6 million from $150.4 million, an increase of $18.2 million or 12.1% compared to the same quarter of 2003. The increase in first quarter sales is primarily due to $16.1 million of sales from new stores opened in the last 12 months.

In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter.  Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening.  Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter.  Using our refined methodology, the comparable sales increase for the first quarter of 2003 would have been 4.9% compared to the 4.5% previously reported.  Stores that relocated within the same geographic market are still considered same store for purposes of this computation.  The number of days our stores are open may fluctuate by a few days from year to year.

Comparable store sales increased 1.7% for the quarter.  The increase in comparable sales for the first quarter of 2004 was comprised of a 2.0% increase in the number of transactions offset by a 0.3% decrease in the average transaction amount.  Average store sales for the first quarter were flat when compared to the same prior year quarter.

Gross profit increased $8.7 million to $66.0 million for the three months ending March 31, 2004 as compared to last year’s first quarter of $57.3 million, primarily as a result of our increased net sales.  Our gross profit percentage increased to 39.2% from 38.1% in the prior year’s first quarter.  This 1.1%

increase is composed of a 0.6% reduction in the cost of our product, net of markdowns, a 0.4% reduction in our distribution and freight expenses and a 0.1% decrease in damages and shrink.

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

Selling, general and administrative expenses increased $7.3 million, or 16.2%, to $52.5 million from $45.2 million in the first quarter of 2003.  The increase was attributable to new stores, and increases in variable expenses.  As a percentage of net sales these expenses increased 1.1% to 31.2% in first quarter of 2004 from 30.1% in the first quarter of 2003.  The increased percentage includes a 0.6% increase related to rent, occupancy and depreciation expense associated with the increase in our store base, and a 0.5% increase in advertising, primarily television which began in the second quarter of 2003.

Net interest and other expense decreased $2.0 million compared to the first quarter of 2003.   This reduction is a result of lower debt levels with the repayment of the $69 million senior subordinated debt in the fourth quarter of 2003.

The income tax provision for the three month periods ended March 31, 2004 and 2003 was $5.1 million and $3.8 million, respectively, reflecting an effective tax rate of 38.5% and 38.6%, respectively.

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

Net cash used in operating activities for the three months ended March 31, 2004 and 2003 was $37.5 million and $27.1 million, respectively, representing a $10.4 million increase. This increase is predominantly due to the growth of our store base, the increased purchases of inventory in the first quarter of 2004 as compared to the first quarter of 2003, the shift in timing of annual property tax payments from December to January, and increased payments for sales taxes due to the increase in net sales in December 2003.  At March 31, 2004, our inventory increased $52.2 million to $195.2 million from $143.0 million at December 31, 2003 primarily due to the increase in the number of stores and the increased procurement of seasonal merchandise.  Accounts payable balances have increased to $83.3 million as of March 31, 2004 from $66.1 million at December 31, 2003 due to the timing of merchandise deliveries in the first quarter of 2004.

Capital expenditures principally associated with new store opening and warehouse equipment were $6.3 million and $3.5 million for the three months ending March 31, 2004 and 2003, respectively.  We expect to spend approximately $14.0 million for additional capital expenditures for the remainder of 2004, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center.

We have a $135 million revolving credit facility that expires in March 2006.  Our indebtedness under the credit facility is secured by a lien on our inventory, tangible personal property and our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.  For 15 consecutive days between November 1 and December 31 of each calendar year, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $20 million.  Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. These rates are increased or reduced as our leverage ratio changes.

At March 31, 2004, we had $27.0 million outstanding under the revolving credit facility, of which $20 million was considered long-term, with availability of $95.5 million based on eligible inventory.  As of March 31, 2004 and 2003, we had outstanding letters of credit of $6.2 million and $4.5 million, respectively, primarily for insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage, minimum interest coverage and minimum tangible net worth. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of March 31, 2004, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments for the next 12 months.

Inventory

Our inventory increased to $195.2 million at March 31, 2004 from $143.0 million at December 31, 2003, an increase of $52.2 million.  This increase is primarily a result of the seasonal nature of our business that reflects lower inventory levels at December 31 and increases after the beginning of the year.   In order to support our sales and our expanded level of growth, our inventories are arriving somewhat earlier to allow for adequate time for processing.

Store Openings/Closings

	Three Months Ended March 31 2004	Three Months Ended March 31 2003	Twelve Months Ended December 31, 2003

Stores Open at beginning of period	577	515	515
Stores Opened	18	21	74
Stores Closed	(1)	(9)	(12)
Stores Open at end of period	594	527	577

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of March 31, 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2003.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of March 31, 2004, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), they have concluded that those disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities Exchange Commision.

There have been no significant changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  This settlement agreement was approved by the court on April 2, 2004.

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

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since April 21, 2003.

Item 6.   Exhibits and Reports on Form 8-K.

(a)           Exhibits

Exhibit Number	Title of Exhibit
3.1	Certificate of Incorporation of the Company. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (2)
3.3	Certificate of Designation of the Company. (1)
3.4	By-laws of the Company. (1)
31.1	Certification by the Chief Executive Officer of Tuesday Morning Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by the Chief Financial Officer of Tuesday Morning Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1

Certifications by the Chief Executive Officer and Chief Financial Officer of Tuesday Morning Corporation pursuant to 18.U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-4 (File No. 333-46017).

(2)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-1 (File No. 333-74365).

(3)          Filed herewith.

(b)                                 Reports on Form 8-K during the quarter ending March 31, 2004.

On January 8, 2004, we filed a Form 8-K with the SEC in which we provided a press release announcing our fourth quarter sales and estimated net income and earnings per diluted share for the quarter and full year ending December 31, 2003.

On February 24, 2004, we filed a Form 8-K, as subsequently amended on February 27, 2004, with the SEC in which we furnished a press release announcing our fourth quarter and full-year net income and earnings per diluted share for the period ending December 31, 2003 and furnished the following financial statements: (i) Consolidated Statement of Income for the Three Months and Full Year Ended December 31, 2003 and 2002; (ii) Consolidated Balance Sheets for the Full Year Ended December 31, 2003 and 2002; and (iii) Consolidated Statement of Cash Flows for the Twelve Months Ended December 31, 2003 and 2002 .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	April 30, 2004	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)