Form 10-Q
period 2004-06-30
TUESDAY MORNING CORP/DE
filed 2004-07-30
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2004
Common Stock, par value $0.01 per share	41,048,451

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

PART I - FINANCIAL INFORMATION

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	June 30, 2004	Dec. 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$7,746	$23,536
Inventories	204,532	143,023
Prepaid expenses and other current assets	4,767	4,948
Deferred income taxes	5,106	5,106
Total current assets	222,151	176,613

Property and equipment, net	81,304	74,875
Deferred financing costs	1,042	907
Other assets	2,146	999

Total Assets	$306,643	$253,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$24,500	$—
Accounts payable	66,985	66,091
Accrued liabilities	33,492	36,321
Income taxes payable	5,477	13,247
Total current liabilities	130,454	115,659

Revolving credit facility, excluding current portion	20,000	—
Deferred income taxes	5,641	5,641

Total Liabilities	156,095	121,300

Commitments and contingencies
Shareholders’ equity:
Senior exchangeable preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,048,451 shares issued and outstanding at June 30, 2004 and 40,923,737 shares at December 31, 2003	410	409
Additional paid-in capital	186,824	186,455
Accumulated deficit	(36,674)	(54,872)
Accumulated other comprehensive income (loss)	(12)	102

Total Shareholders’ Equity	150,548	132,094

Total Liabilities and Shareholders’ Equity	$306,643	$253,394

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$210,697	$177,413	$379,294	$327,767
Cost of sales	134,307	115,436	236,892	208,538

Gross profit	76,390	61,977	142,402	119,229
Selling, general and administrative expenses	59,837	49,719	112,368	94,914

Operating income	16,553	12,258	30,034	24,315
Other income (expense):
Interest income	3	28	7	57
Interest expense	(472)	(2,299)	(883)	(4,702)
Other income (expense)	206	237	447	456
	(263)	(2,034)	(429)	(4,189)

Income before income taxes	16,290	10,224	29,605	20,126
Income tax expense	6,281	3,932	11,407	7,751

Net income	$10,009	$6,292	$18,198	$12,375

Earnings Per Share
Net income per common share:
Basic	$0.24	$0.16	$0.44	$0.31
Diluted	$0.24	$0.15	$0.44	$0.30
Weighted average number of common shares:
Basic	41,047	40,399	41,013	40,337
Diluted	41,716	41,451	41,764	41,330

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2004	2003

Net cash flows from operating activities:
Net income	$18,198	$12,375
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,429	4,690
Amortization of financing fees	202	354
Other non-cash items	43	42
Change in operating assets and liabilities:
Inventories	(61,579)	(28,521)
Prepaid and other assets	(966)	(219)
Accounts payable	894	3,556
Accrued liabilities	(2,873)	209
Income taxes payable	(7,833)	(13,874)
Net cash used in operating activities	(48,485)	(21,388)

Net cash flows from investing activities:
Capital expenditures	(11,858)	(7,458)
Net cash used in investing activities	(11,858)	(7,458)

Net cash flows from financing activities:
Payment of debt and mortgages	—	(4,224)
Proceeds from revolving credit facility, net	44,500	10,000
Payment of financing fees	(337)	—
Proceeds from exercise of common stock options and stock purchase plan purchases	390	321
Net cash provided by financing activities	44,553	6,097
Net decrease in cash and cash equivalents	(15,790)	(22,749)
Cash and cash equivalents, beginning of period	23,536	31,929
Cash and cash equivalents, end of period	$7,746	$9,180

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

2.               Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to shareholders. Total comprehensive income for the three month period ended June 30, 2004 and 2003 was $10.0 million and $6.4 million, respectively and for the six month period ended June 30, 2004 and 2003 was $18.1 million and $12.4 million, respectively.

3.               Legal proceedings – During 2001 and 2002, we were named as a defendant in three separate complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  This settlement agreement was approved by the court on April 2, 2004, but is currently under appeal by a certain class of the plaintiffs.

In April 2003, we were named as a defendant in a complaint filed in the U.S. District Court of Colorado.  The plaintiffs were seeking to certify a statewide class composed of certain of our current and former employees.  We reached a settlement agreement with the plaintiffs in January 2004 and paid the settlement in full in April 2004.

In December 2003, we were named as a defendant in a complaint filed in the Superior Court of California, in and for the County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.   This lawsuit is still in the discovery phase.

In April 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Northern District of Texas, Dallas Division.  The plaintiffs, Liz Claiborne, Inc. and L.C. Licensing, Inc., are alleging that we knowingly and improperly purchased and engaged in the sale of unauthentic merchandise.  This lawsuit is in the discovery phase.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California.  The plaintiffs, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), are alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  This lawsuit is in the discovery phase.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us will have a material adverse effect on our financial condition or results of operations.

4.               Earnings Per Common Share

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Basic earnings per share:
Net income	$10,009	$6,292	$18,198	$12,375

Net income per common share	$0.24	$0.16	$0.44	$0.31

Diluted earnings per share:
Net income	$10,009	$6,292	$18,198	$12,375

Dilutive effect of employee stock options	669	1,052	751	993
Weighted average number of common shares outstanding	41,047	40,399	41,013	40,337
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,716	41,451	41,764	41,330

Net income per common share	$0.24	$0.15	$0.44	$0.30

5.               Revolving Credit Facility – Our $160 million revolving credit facility expires in March 2006.  On June 30, 2004, we amended our revolving credit facility to increase the borrowing capacity from $135 million to $215 million, which includes a $55 million overadvance facility that is only available to us from June 30, 2004 to March 31, 2005.  We incur commitment fees of up to 0.50% on the unused portion of the revolving credit facility. Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our leverage ratio changes or overadvance declines.

At June 30, 2004, we had $44.5 million outstanding under the revolving credit facility, of which $20 million was considered long-term, with availability of $138.3 million based on eligible inventory plus the $55 million overadvance facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income as reported	$10,009	$6,292	$18,198	$12,375
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	839	790	1,658	1,054
Pro-forma net income	$9,170	$5,502	$16,540	$11,321

Net income per common share:
Basic as reported	$0.24	$0.16	$0.44	$0.31
Basic pro-forma	$0.22	$0.14	$0.40	$0.28
Diluted as reported	$0.24	$0.15	$0.44	$0.30
Diluted pro-forma	$0.22	$0.14	$0.40	$0.28

7.               Certain prior year amounts have been reclassified to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We sell upscale, name brand, home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 621 stores in 43 states. Our unique event-based selling strategy and limited quantities creates a sense of urgency for our primarily female customer base. This differentiated marketing strategy provides an ever-changing mix of fresh, new products in a treasure-hunt atmosphere. We currently benefit from increasing interest in home decorating and customer interest in purchasing high-end products at a good value.

We use a no-frills approach in our stores and benefit from low real estate, store fixture and opening costs which favorably contribute to our profitability and return on investment. Our store base has grown at approximately 10% per year for the last five years, and during the first half of 2004 we grew our store base by 47 stores and had 3 store closures. In addition to new stores, we expect to extend our customer reach through broadcast advertising and expansion in our proprietary direct mail and email customer lists.

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

Our operating profits, combined with more efficient use of working capital and increased inventory turns over the past 3 years, have generated excess cash flow, which has been used to reduce debt. At June 30, 2004 we had $44.5 million in debt outstanding as compared to $79 million at June 30, 2003. We anticipate using our revolving credit facility seasonally during the remainder of 2004 for inventory purchases and capital expenditures, but we expect to have excess cash flow for the full year period. We will be evaluating appropriate uses of our excess cash flow in the future, including the use of capital to expand the business and other alternative uses for our cash.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7	65.1	62.5	63.6
Gross profit	36.3	34.9	37.5	36.4
Selling, general and administrative expense	28.4	28.0	29.6	29.0
Operating income	7.9	6.9	7.9	7.4
Net interest expense and other income (expense)	(0.2)	(1.1)	(0.1)	(1.3)
Income before income taxes	7.7	5.8	7.8	6.1
Income tax expense	2.9	2.3	3.0	2.3

Net income	4.8%	3.5%	4.8%	3.8%

Three Months Ended June 30, 2004

Compared to the Three Months Ended June 30, 2003

During the second quarter of 2004, net sales increased to $210.7 million from $177.4 million, an increase of $33.3 million or 18.8% compared to the same quarter of 2003. The increase in second quarter sales is primarily due to sales from non-comparable new stores and a 6.6% increase in comparable store sales.

In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter.  Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening.  Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter.  Using our refined methodology, the comparable sales increase for the second quarter of 2003 would have been 1.9% compared to the 1.5% previously reported.  Stores that relocated within the same geographic market are still considered same store for purposes of this computation.  The number of days our stores are open may fluctuate from period to period.

Comparable store sales increased 6.6% for the quarter.  The increase in comparable sales for the second quarter of 2004 was comprised of a 0.2% decrease in the number of transactions offset by a 6.8% increase in the average transaction amount.  Average store sales for the second quarter increased 3.8% when compared to the same prior year quarter.

Gross profit increased $14.4 million or 23.2% to $76.4 million for the three months ending June 30, 2004 as compared to last year’s second quarter of $62.0 million, primarily as a result of our increased net sales.  Our gross profit percentage increased to 36.3% from 34.9% in the prior year’s second quarter.  This 1.4% increase is primarily due to an improved leveraging of our distribution and freight expenses.

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

Selling, general and administrative expenses increased $10.1 million, or 20.4%, to $59.8 million from $49.7 million in the second quarter of 2003.  The increase was attributable to new stores, and increases in variable expenses.  As a percentage of net sales these expenses increased 0.4% to 28.4% in second quarter of 2004 from 28.0% in the second quarter of 2003.  The increased percentage includes a 0.5% increase in store repairs and general and administrative expenses and a 0.4% increase related to rent, occupancy and depreciation expense associated with the increase in our store base, offset by a 0.5% decrease in advertising.

Net interest and other expense decreased $1.8 million compared to the second quarter of 2003.   This reduction is a result of lower debt levels with the repayment of the $69 million senior subordinated debt in the fourth quarter of 2003.

The income tax provision for the three month periods ended June 30, 2004 and 2003 was $6.3 million and $3.9 million, respectively, reflecting an effective tax rate of 38.6% and 38.5%, respectively.

Six Months Ended June 30, 2004

Compared to the Six Months Ended June 30, 2003

During the first six months of 2004, net sales increased to $379.3 million from $327.8 million, an increase of $51.5 million or 15.7% compared to the same period of 2003. The increase in sales for the first six months is primarily due to sales from non-comparable new stores and a 4.4% increase in comparable store sales.

Six month comparable store sales are the summation of the individual quarterly results within the year. The 4.4% increase in comparable sales for the first six months of the year was comprised primarily of a 0.8% increase in the number of transactions and a 3.6% increase in the average transaction amount.  Using our refined methodology, the comparable sales increase for the six month period of 2003 would have been 3.3% compared to the 2.8% previously reported.  Average store sales for the six months increased 1.8% compared to the same prior year period.

Gross profit increased $23.2 million or 19.5% to $142.4 million for the six months ending June 30, 2004 as compared to the six month period last year of $119.2 million, primarily as a result of our increased net sales.  Our gross profit percentage increased to 37.5% from 36.4% in the prior year’s six month period.  This 1.1% increase is primarily due to a 0.9%

improvement in our leveraging of our distribution and freight expenses and 0.2% improvement in shrink, damages and markdowns.

Selling, general and administrative expenses increased $17.5 million, or 18.4%, to $112.4 million from $94.9 million in the first six months of 2003.  The increase was attributable to new stores, and increases in variable expenses.  As a percentage of net sales these expenses increased 0.6% to 29.6% in the first six months of 2004 from 29.0% in the first six months of 2003.  The increased percentage primarily includes a 0.5% increase related to rent, occupancy and depreciation expense associated with the increase in our store base.

Net interest and other expense decreased $3.8 million compared to the first six months of 2003.  This reduction is a result of lower debt levels with the repayment of the $69 million senior subordinated debt in the fourth quarter of 2003.

The income tax provision for the six month periods ended June 30, 2004 and 2003 was $11.4 million and $7.8 million, respectively, reflecting an effective tax rate of 38.5% for each period.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flow strategy during the last three years has been focused on funding our store growth and distribution improvements and reducing our debt and financing costs associated with our recapitalization in 1997. Our cash flows will continue to be utilized for the expansion of our business, but we are exploring the alternative uses of excess cash for the future. Other than the letters of credit described below, we have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the six months ended June 30, 2004 and 2003 was $48.5 million and $21.4 million, respectively, representing a $27.1 million increase. This increase is predominantly due to the growth of our store base and the increased purchases of inventory in the first six months of 2004 as compared to the first six months of 2003.  At June 30, 2004, our inventory increased $61.5 million to $204.5 million from $143.0 million at December 31, 2003 primarily due to the increase in the number of stores and the increased procurement of merchandise.  Accounts payable balances have increased slightly to $67.0 million as of June 30, 2004 from $66.1 million at December 31, 2003.

Capital expenditures principally associated with new store opening and warehouse equipment were $11.9 million and $7.5 million for the six months ending June 30, 2004 and 2003, respectively.  We expect to spend approximately $8.0 million for additional capital expenditures for the remainder of 2004, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center.

We have a $160 million revolving credit facility that expires in March 2006.  On June 30, 2004 we amended our revolving credit facility to increase the borrowing capacity from $135 million to $215 million, which includes a $55 million overadvance facility that is only available to us from June 30, 2004 to March 31, 2005.  Our indebtedness under the credit facility is secured by a lien on our inventory, tangible personal property and our owned real property, as well as a pledge of our ownership interests in all of our subsidiaries.  For 15 consecutive days between November 1 and December 31 of each calendar year, the aggregate principal amount of loans outstanding under the revolving credit facility and any swing loans may not exceed $20 million.  Any borrowings under the revolver incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. We incur commitment fees of up to 0.50% on the unused portion of the $160 revolving credit facility. These rates are increased or reduced as our leverage ratio changes or overadvance declines.

At June 30, 2004, we had $44.5 million outstanding under the revolving credit facility, of which $20 million was considered long-term, with availability of $138.3 million based on eligible inventory plus the $55 million overadvance facility.  As of June 30, 2004 and 2003, we had outstanding letters of credit of $7.9 million and $5.5 million, respectively, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage, minimum interest coverage and minimum tangible net worth. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of June 30, 2004, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments for the next 12 months.

Inventory

Our inventory increased to $204.5 million at June 30, 2004 from $143.0 million at December 31, 2003, an increase of $61.5 million.  This increase is primarily a result of the seasonal nature of our business.  Generally, we have lower inventory levels at December 31 and increases after the beginning of the year.   In order to support our sales and our expanded level of growth, our inventories are arriving somewhat earlier due to increased distribution center productivity.

Store Openings/Closings

	Six Months Ended June 30 2004	Six Months Ended June 30 2003	Twelve Months Ended December 31, 2003

Stores Open at beginning of period	577	515	515
Stores Opened	47	37	74
Stores Closed	(3)	(9)	(12)
Stores Open at end of period	621	543	577

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of June 30, 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2003.

Item 4. Controls and Procedures

Our principal executive officer and our principal financial officer have informed us that, based upon their evaluation as of June 30, 2004, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), they have concluded that those disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic filings with the Securities Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 2001 and 2002, we were named as a defendant in three separate complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  This settlement agreement was approved by the court on April 2, 2004, but is currently under appeal by a certain class of the plaintiffs.

In April 2003, we were named as a defendant in a complaint filed in the U.S. District Court of Colorado.  The plaintiffs were seeking to certify a statewide class composed of certain of our current and former employees. We reached a settlement agreement with the plaintiffs in January 2004 and paid the settlement in full in April 2004.

In December 2003, we were named as a defendant in a complaint filed in the Superior Court of California, in and for the

County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.  This lawsuit is still in the discovery phase.

In April 2004, we were named as a defendant in a complaint filed in the U.S. District Court Northern District of Texas, Dallas Division.  The plaintiffs, Liz Claiborne, Inc. and L.C. Licensing, Inc., are alleging that we knowingly and improperly purchased and engaged in the sale of unauthentic merchandise.  This lawsuit is in the discovery phase.

In June 2004, we were named as a defendant in a complaint filed in U.S. District Court, Central District of California.  The plaintiffs, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), are alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  This lawsuit is in the discovery phase.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 18, 2004, the following proposals were submitted to stockholders with the following results:

1.                              Election of seven directors to serve until their terms expire at the annual meeting of stockholders to be held in 2005, or the earlier of retirement, resignation or removal

	Number of Shares
	For	Withheld	Broker Non-Votes

Benjamin D. Chereskin	32,828,167	6,615,639	—
Kathleen Mason	33,145,163	6,298,643	—
William J. Hunckler, III	38,029,068	1,414,738	—
Robin P. Selati	38,955,208	488,598	—
Sally Frame Kasaks	38,478,612	965,194	—
Henry F. Frigon	26,781,522	12,662,284	—
Giles H. Bateman	33,489,894	5,953,912	—

2.                              Approval of the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan

Number of Shares

For	27,055,371

Against	9,561,441

Abstain	9,995

No other matters were voted upon at the meeting.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since April 21, 2003.

Item 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Title of Exhibit
3.1	Certificate of Incorporation of Tuesday Morning Corporation (the “Company”). (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (2)
3.3	Certificate of Designation of the Company. (1)
3.4	By-laws of the Company. (1)
10.7

Second Amendment to the Senior Secured Credit Agreement, dated as of June 30, 2004, among the Company, as Borrower, the Subsidiary Guarantors, as Guarantors, each of the Revolving Credit Lenders that is a signatory thereto, Fleet National Bank, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent. (3)

10.8	Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (4)
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-4 (File No. 333-46017).

(2)          Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-1 (File No. 333-74365).

(3)          Filed herewith.

(4)          Incorporated by reference to Appendix B of the Company’s definitive proxy statement with respect to its annual meeting of stockholders held on May 18, 2004, and filed with the Securities and Exchange Commission under cover of Schedule 14A on April 19, 2004.

(b)                                 Reports on Form 8-K during the quarter ending June 30, 2004.

On April 8, 2004, we filed a Form 8-K with the SEC in which we furnished a press release announcing first quarter sales, comparable store sales increase and estimated earnings per share for the quarter ending March 31, 2004.

On April 22, 2004, we filed a Form 8-K with the SEC in which we furnished a press release announcing our first quarter net income and earnings per diluted share for the quarter ending March 31, 2004 and furnished the following financial statements: (i) Consolidated Statement of Operations for the Three Months Ended March  31, 2004 and 2003; (ii) Consolidated Balance Sheets for the Period Ended March 31, 2004 and December 31, 2003; and (iii) Consolidated Statement of Cash Flows for the Three Months Ended March  31, 2004 and 2003.

On May 12, 2004, we filed Form 8-K with the SEC in which we furnished a press release responding to recent news reports regarding the Liz Claiborne, Inc. lawsuit against us claiming trademark counterfeiting, trademark infringement and other claims.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	July 30, 2004	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)