Form 10-Q
period 2004-09-30
TUESDAY MORNING CORP/DE
filed 2004-11-03
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2004
Common Stock, par value $0.01 per share	41,082,328

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

PART I - FINANCIAL INFORMATION

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$8,583	$23,536
Inventories	262,318	143,023
Prepaid expenses and other current assets	6,343	4,948
Deferred income taxes	5,106	5,106
Total current assets	282,350	176,613

Property and equipment, net	85,035	74,875
Deferred financing costs	895	907
Other assets	2,590	999

Total Assets	$370,870	$253,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$60,700	$—
Accounts payable	86,144	66,091
Accrued liabilities	34,909	36,321
Income taxes payable	4,930	13,247
Total current liabilities	186,683	115,659

Revolving credit facility, excluding current portion	20,000	—
Deferred income taxes	5,641	5,641

Total Liabilities	212,324	121,300

Commitments and contingencies
Shareholders’ equity:
Senior exchangeable preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,082,328 shares issued and outstanding at September 30, 2004 and 40,923,737 shares at December 31, 2003	411	409
Additional paid-in capital	187,283	186,455
Accumulated deficit	(29,152)	(54,872)
Accumulated other comprehensive income	4	102

Total Shareholders’ Equity	158,546	132,094

Total Liabilities and Shareholders’ Equity	$370,870	$253,394

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$186,148	$173,898	$565,442	$501,665
Cost of sales	117,525	110,702	354,417	319,240

Gross profit	68,623	63,196	211,025	182,425
Selling, general and administrative expenses	55,700	50,494	168,068	145,407

Operating income	12,923	12,702	42,957	37,018
Other income (expense):
Interest income	1	5	8	62
Interest expense	(868)	(2,441)	(1,751)	(7,143)
Other income (expense)	190	194	637	650
	(677)	(2,242)	(1,106)	(6,431)

Income before income taxes	12,246	10,460	41,851	30,587
Income tax expense	4,724	4,079	16,131	11,831

Net income	$7,522	$6,381	$25,720	$18,756

Earnings Per Share
Net income per common share:
Basic	$0.18	$0.16	$0.63	$0.46
Diluted	$0.18	$0.15	$0.62	$0.45
Weighted average number of common shares:
Basic	41,061	40,544	41,029	40,406
Diluted	41,771	41,754	41,743	41,577

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2004	2003

Net cash flows from operating activities:
Net income	$25,720	$18,756
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,289	7,139
Amortization of financing fees	399	531
Other non-cash items	55	(59)
Change in operating assets and liabilities:
Inventories	(119,376)	(74,476)
Prepaid and other assets	(2,986)	(2,916)
Accounts payable	20,053	15,589
Accrued liabilities	(1,429)	6,519
Income taxes payable	(8,380)	(14,518)
Net cash used in operating activities	(77,655)	(43,435)

Net cash flows from investing activities:
Capital expenditures	(18,449)	(13,051)
Net cash used in investing activities	(18,449)	(13,051)

Net cash flows from financing activities:
Payment of debt and mortgages	—	(4,224)
Proceeds from revolving credit facility, net	80,700	35,000
Payment of financing fees	(387)	—
Proceeds from exercise of common stock options and stock purchase plan purchases	838	823
Net cash provided by financing activities	81,151	31,599
Net decrease in cash and cash equivalents	(14,953)	(24,887)
Cash and cash equivalents, beginning of period	23,536	31,929
Cash and cash equivalents, end of period	$8,583	$7,042

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements

1.               Basis of Presentation – The consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2003.  Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.               Comprehensive income – Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to shareholders. Total comprehensive income for the three month period ended September 30, 2004 and 2003 was $7.5 million and $6.3 million, respectively, and for the nine month period ended September 30, 2004 and 2003 was $25.6 million and $18.7 million, respectively.

3.               Legal proceedings – During 2001 and 2002, we were named as a defendant in three separate complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  This settlement agreement was approved by the court on April 2, 2004, but is currently under appeal.

In December 2003, we were named as a defendant in a complaint filed in the Superior Court of California, in and for the County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.   This lawsuit is still in the discovery phase.

In April 2004, we were named as a defendant in a complaint filed by Liz Claiborne, Inc. and L.C. Licensing, Inc., in the U.S. District Court, Northern District of Texas, Dallas Division regarding the sale of costume jewelry.  We reached a settlement agreement with the plaintiffs in September 2004.  There was no material impact to our financial statements related to this settlement agreement.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California.  The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), is alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  This lawsuit is in the discovery phase.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us will have a material adverse effect on our financial condition or results of operations.

4.               Earnings Per Common Share

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Basic earnings per share:
Net income	$7,522	$6,381	$25,720	$18,756

Net income per common share	$0.18	$0.16	$0.63	$0.46

Diluted earnings per share:
Net income	$7,522	$6,381	$25,720	$18,756

Dilutive effect of employee stock options	710	1,210	714	1,171
Weighted average number of common shares outstanding	41,061	40,544	41,029	40,406
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,771	41,754	41,743	41,577

Net income per common share	$0.18	$0.15	$0.62	$0.45

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

At September 30, 2004, we had $80.7 million outstanding under the revolving credit facility, of which $20 million was considered long-term, with total availability of $126.4 million based on eligible inventory and the $55 million overadvance facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income as reported	$7,522	$6,381	$25,720	$18,756
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	983	752	2,641	1,806
Pro-forma net income	$6,539	$5,629	$23,079	$16,950

Net income per common share:
Basic as reported	$0.18	$0.16	$0.63	$0.46
Basic pro-forma	$0.16	$0.14	$0.56	$0.42
Diluted as reported	$0.18	$0.15	$0.62	$0.45
Diluted pro-forma	$0.16	$0.13	$0.56	$0.41

7.               Certain prior year amounts have been reclassified to conform to the current period presentation.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

•      We sell upscale, name brand home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 641 stores in 43 states. We have a unique event-based selling strategy.

•      Our store base has grown at approximately 10% per year for the last five years, and during the first nine months of 2004 we expanded our store base by 68 new stores and had 4 store closures.

•      Our long-term vendor relationships and diverse sourcing capabilities continue to provide us with access to merchandise at attractive prices. We believe that there will be an adequate selection and volume of closeout merchandise available to match our anticipated future growth.

•      We believe our focus on distribution center efficiencies, inventory management strategies and improved store procedures and training have contributed to our sales growth and improved inventory turnover.

•      Our operating profits, combined with more efficient use of working capital and increased inventory turns over the past 3 years, have generated excess cash flow, which has been used to reduce debt. At September 30, 2004 we had $80.7 million in debt outstanding as compared to $104.0 million at September 30, 2003. We anticipate using our revolving credit facility during the remainder of 2004 for inventory purchases and capital expenditures, but we expect to have excess cash flow at the end of 2004. We will be evaluating appropriate uses of our excess cash flow in the future, including the use of capital to expand the business and other alternative uses for our cash.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1	63.7	62.7	63.6
Gross profit	36.9	36.3	37.3	36.4
Selling, general and administrative expense	30.0	29.0	29.7	29.0
Operating income	6.9	7.3	7.6	7.4
Net interest expense and other income (expense)	(0.3)	(1.3)	(0.2)	(1.3)
Income before income taxes	6.6	6.0	7.4	6.1
Income tax expense	2.6	2.3	2.8	2.4
Net income	4.0%	3.7%	4.6%	3.7%

Three Months Ended September 30, 2004

Compared to the Three Months Ended September 30, 2003

During the third quarter of 2004, net sales increased to $186.1 million from $173.9 million, an increase of $12.2 million or 7.0% compared to the same quarter of 2003. The increase in third quarter sales is primarily due to sales from non-comparable new stores, offset by a 4.0% decrease in comparable store sales.  The impact of severe storms, which affected stores representing  33% of our total sales base, and lower than expected sales in seasonal products were the primary causes of the comparable store sales decrease for the quarter.

In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter.  Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening.  Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter.  Using our refined methodology, the comparable sales increase for the third quarter of 2003 would have been 3.0% compared to the 2.8% previously reported.  Stores that relocated within the same geographic market are still considered same store for purposes of this computation.  The number of days our stores are open may fluctuate from period to period.

Comparable store sales decreased 4.0% for the quarter.  The decrease in comparable sales for the second quarter of 2004 was comprised of a 1.2% decrease in the number of transactions and a 2.8% decrease in the average transaction amount.  Average store sales for the third quarter decreased 7.1% when compared to the same prior year quarter.  The decrease in average store sales was primarily due to the aforementioned impact of severe storms, lower than expected sales of seasonal products and an increasing percentage of new stores in the store base.

Gross profit increased $5.4 million or 8.6% to $68.6 million for the three months ending September 30, 2004 as compared to last year’s third quarter of $63.2 million, primarily as a result of our increased net sales.  Our gross profit percentage, as a percentage of net sales, increased 0.6% to 36.9% from 36.3% in the prior year’s third quarter.  This 0.6% increase is due to a 0.3% improvement in leveraging of our distribution and freight expenses, and a 0.3% reduction in shrink and damaged merchandise.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and increases in variable expenses due to sales growth. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Selling, general and administrative expenses increased $5.2 million, or 10.3%, to $55.7 million from $50.5 million in the third quarter of 2003.  The increase was attributable to new stores, and increases in variable expenses.  As a percentage of net sales these expenses increased 1.0% to 30.0% in third quarter of 2004 from 29.0% in the third quarter of 2003.  The increased percentage includes a 0.6% increase in store repair, remodeling and pre-opening expenses, a 1.0% increase related to rent, occupancy and depreciation expense associated with the increase in our store base, and a 0.5% increase in wages and benefits expense due to less sales leveraging, all offset by a 1.1% decrease in advertising.

Net interest and other expense decreased $1.6 million compared to the third quarter of 2003.   This reduction is a result of lower debt levels with the repayment of the $69 million senior subordinated debt in the fourth quarter of 2003.

The income tax provision for the three month periods ended September 30, 2004 and 2003 was $4.7 million and $4.1 million, respectively, reflecting an effective tax rate of 38.6% and 39.0%, respectively.

Nine Months Ended September 30, 2004

Compared to the Nine Months Ended September 30, 2003

During the first nine months of 2004, net sales increased to $565.4 million from $501.7 million, an increase of $63.8 million or 12.7% compared to the same period of 2003. The increase in sales for the first nine months is primarily due to sales from non-comparable new stores and a 1.5% increase in comparable store sales.  Year to date comparable store sales for the period ended September 30, 2004 decreased due to the impact of severe storms, which affected stores representing 33% of our total sales base, and lower than expected sales in seasonal products in the third quarter.

Nine month comparable store sales are the summation of the individual quarterly results within the year. The 1.5% increase in comparable sales for the first nine months of the year was comprised primarily of a 0.1% increase in the number of transactions and a 1.4% increase in the average transaction amount.  Using our refined methodology, the comparable sales increase for the nine month period of 2003 would have been 3.2% compared to the 2.8% previously reported.  Average store sales for the nine months decreased 0.9% compared to the same prior year period.  The decrease in average store sales was primarily due to the aforementioned impact of severe storms, lower than expected sales of seasonal products and an increasing percentage of new stores in the store base.

Gross profit increased $28.6 million or 15.7% to $211.0 million for the nine months ending September 30, 2004 as compared to the nine month period last year of $182.4 million, primarily as a result of our increased net sales.  Our gross profit percentage, as a percentage of net sales, increased 0.9% to 37.3% from 36.4% in the prior year’s nine month period.  This 0.9% increase is primarily due to a 0.6%

improvement in our leveraging of our distribution and freight expenses and 0.3% reduction in shrink and damaged merchandise and markdowns.

Selling, general and administrative expenses increased $22.7 million, or 15.6%, to $168.1 million from $145.4 million in the first nine months of 2003.  The increase was attributable to new stores, and increases in variable expenses.  As a percentage of net sales these expenses increased 0.7% to 29.7% in the first nine months of 2004 from 29.0% in the first nine months of 2003.  The increased percentage includes a 0.7% increase related to rent, occupancy and depreciation expense associated with the increase in our store base, and a 0.4% increase related to general and administrative expenses and store repair expense, all offset by a 0.4% decrease in advertising expense.

Net interest and other expense decreased $5.3 million compared to the first nine months of 2003.  This reduction is a result of lower debt levels with the repayment of the $69 million senior subordinated debt in the fourth quarter of 2003.

The income tax provision for the nine month periods ended September 30, 2004 and 2003 was $16.1 million and $11.8 million, respectively, reflecting an effective tax rate of 38.5% and 38.7%, respectively.

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

Net cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $77.7 million and $43.4 million, respectively, representing a $34.3 million increase. This increase is predominantly due to the growth of our store base and the increased purchases of inventory in the first nine months of 2004 as compared to the first nine months of 2003.  At September 30, 2004, our inventory increased $119.3 million to $262.3 million from $143.0 million at December 31, 2003 primarily due to the normal seasonal build-up of inventory for the holiday season, the increase in the number of stores and to a lesser extent lower than anticipated sales in the third quarter of 2004 compared to planned performance.  Accounts payable balances have increased $20.0 million to $86.1 million as of September 30, 2004 from $66.1 million at December 31, 2003.

Capital expenditures principally associated with new store opening and warehouse equipment were $18.4 million and $13.1 million for the nine months ending September 30, 2004 and 2003, respectively.  We expect to spend approximately $2.0 million for additional capital expenditures for the remainder of 2004, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center.

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

At September 30, 2004, we had $80.7 million outstanding under our revolving credit facility, of which $20 million was considered long-term, with total availability of $126.4 million based on eligible inventory and the $55 million overadvance facility.  As of September 30, 2004 and 2003, we had outstanding letters of credit of $7.9 million and $6.3 million, respectively, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage, minimum interest coverage and minimum tangible net worth. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of September 30, 2004, we were in compliance with all covenants contained in our revolving credit facility.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and scheduled interest payments for the next 12 months.

Store Openings/Closings

	Nine Months Ended September 30 2004	Nine Months Ended September 30 2003	Twelve Months Ended December 31, 2003

Stores Open at beginning of period	577	515	515
Stores Opened	68	53	74
Stores Closed	(4)	(12)	(12)
Stores Open at end of period	641	556	577

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of September 30, 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2003.

Item 4.  Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that, our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2004 to ensure that material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

In conjunction with our preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we are formalizing and enhancing our financial control processes and general computer controls.  These matters have been discussed with our independent accountants, our audit committee and our Board of Directors.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 2001 and 2002, we were named as a defendant in three separate complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  This settlement agreement was approved by the court on April 2, 2004, but is currently under appeal.

In December 2003, we were named as a defendant in a complaint filed in the Superior Court of California, in and for the

County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.  This lawsuit is still in the discovery phase.

In April 2004, we were named as a defendant in a complaint filed by Liz Claiborne, Inc. and L.C. Licensing, Inc., in the U.S. District Court Northern District of Texas, Dallas Division regarding the sale of costume jewelry.  We reached a settlement agreement with the plaintiffs in September 2004.  There was no material impact to our financial statements related to this settlement.

In June 2004, we were named as a defendant in a complaint filed in U.S. District Court, Central District of California.  The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), is alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  This lawsuit is in the discovery phase.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us will have a material adverse effect on our financial condition or results of operations.

Item 6.   Exhibits

(a)                                  Exhibits

Exhibit Number	Title of Exhibit
3.1	Certificate of Incorporation of Tuesday Morning Corporation (the “Company”). (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company. (2)
3.3	Certificate of Designation of the Company. (1)
3.4	By-laws of the Company. (1)
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)*

(1)         Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-4 (File No. 333-46017).

(2)         Incorporated by reference to the corresponding exhibits of the Company’s Registration Statement on Form S-1 (File No. 333-74365).

(3)       Provided herewith.

*                The certifications attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	November 3, 2004	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)