Form 10-K
period 2004-12-31
TUESDAY MORNING CORP/DE
filed 2005-03-09
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-19658

Tuesday Morning Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2398532 (I.R.S. Employer Identification No.)

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

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2004 was approximately $767,338,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

At March 1, 2005, there were 41,140,324 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference to the extent indicated in Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. The factors listed below under the heading “Business—Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

PART I

Item 1.                        Business

Overview

We are a leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 662 stores in 43 states at December 31, 2004. Our stores operate during periodic “sales events,” each of which lasts from four to five weeks. We are generally closed for the first few weeks of January and July, which are traditionally weak months for retailers. We purchase first quality, brand name merchandise at closeout and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars or factory rejects.

We believe that our well recognized, first quality brand name merchandise and value-based pricing have enabled us to establish and maintain strong customer loyalty. Our customers, who are predominantly women from middle and upper-income households, are brand savvy, value-conscious customers seeking quality products at discount pricing. While we offer our customers consistent merchandise categories, each sales event features limited quantities of new and appealing products within these categories, creating a “treasure hunt” atmosphere in our stores. Our closeout merchandise has included brand name items such as Marquis crystal, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups, KitchenAid and Cuisinart appliances, Lenox and Dansk tabletop and Wallace and Gorham flatware.

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

In 2004, we recorded sales of $897.8 million and operating income of $104.1 million. Since 1998, our compound annual growth of sales and operating income have both been 15%. Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 662 stores in 43 states at December 31, 2004.

Key Operating Strengths

Our success is based on the following operating strengths:

•       Unique Event-Based Format.   We distinguish ourselves from other retailers with a unique “event-based” selling strategy, creating the excitement of multiple “grand openings” and “closeout sales” each year. Merchandise is available in limited quantities and specific items are generally not replenished during a sales event, however, stores continue to receive new merchandise throughout a sales event. We believe that the closing and reopening of our stores and the continually changing selection of products heightens customers’ expectations of finding new and undiscovered merchandise. We also believe that the limited quantities of specific items intensify customers’ sense of urgency to buy our merchandise. Accordingly, we have historically generated approximately 40% of an event’s total sales in the first five days of the event. Although we intend to continue to adhere to this strategy, in 2002 we began increasing the frequency of shipments to our stores of new and different merchandise during the later stages of sales events to encourage new and repeat customer visits. This initiative has resulted in a slight decrease in the aforementioned historical percentage to 37% in 2003 and 35% in 2004.

•       Strong Sourcing Capabilities and Purchasing Flexibility.   We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers’ traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team, which has grown from 10 buyers in 1993 to 23 buyers currently, with an average of approximately 25 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

•       Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.   We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of over $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize savings of 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 7.5 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events and the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

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

•       Disciplined Inventory and Supply Chain Management.   We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. Our supply chain initiatives have allowed us to significantly reduce purchasing lead times and the amount of time we warehouse merchandise. Furthermore, these initiatives have resulted in a significant improvement in our inventory turnover ratio, which increased from 2.0 times per year in 2000 to 2.8 times in 2004. We have increased our shipping and sorting capacity at our main distribution center to be able to accommodate our future growth to at least 800 stores.

Growth Strategy

Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, gifts and related items in the United States by:

•       Expanding Our Store Base.   Our expansion strategy is to open new stores in both new and existing markets. This allows us to balance the cost of new market entry by leveraging advertising, purchasing, distribution and regional overhead expenses in existing markets. Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 662 stores in 43 states at

December 31, 2004. During 2004, we opened new stores in 35 different states. We plan to continue to increase our store base by approximately 65 to 75 net stores in 2005. We believe there is the potential for approximately 1,000 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

•       Enhancing Our Sales Productivity.   We intend to increase our number of customer transactions by refining our merchandise mix and through other operating initiatives. We have increased our merchandise offerings throughout each sales event by increasing our store deliveries from 14 times per year in 2001 to over 44 times in 2004. We believe this will attract new customers, encourage repeat visits by existing customers and increase our average transaction value during the later stages of each sales event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes.

•       Extending Our Customer Reach.   We have developed and currently maintain a proprietary mailing and email list of over 7.5 million customers. Historically, we have used direct mailings, and newspaper and print advertising to attract customers to our stores. While we believe these programs remain effective, we also believe that broadcast advertising represents an effective means to attract new customers, encourage repeat visits by our existing customers, and increase consumer awareness of Tuesday Morning. In 2003, we initiated the use of television in select markets and increased our expenditures in 2004 and expect to continue our use of television advertising in 2005. During 2003, we added our new “eTreasures”® program that provides our customer with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their home or office.

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

In addition, we benefit from several trends in the retailing industry. The increase in “just-in-time” inventory management techniques and the rise in retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers are introducing new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers’ overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers such as Tuesday Morning that can purchase larger and more varied quantities of merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers’ traditional distribution channels.

Products

We sell upscale home furnishings, gifts and related items. We do not sell seconds, irregulars or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in well-recognized, first quality, brand name merchandise, which has included Marquis crystal, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups, KitchenAid and Cuisinart appliances, Lenox and Dansk tabletop, Wallace and Gorham flatware and many others.

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

Purchasing

Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic vendors and international vendors. As industry trends such as “just-in-time” inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores and distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. In 2004, our top ten vendors accounted for approximately 13.5% of total purchases, with no one vendor accounting for more than 1.9%.

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

Advertising

We plan and implement an advertising program for each sale event. Prior to each sale event, we initiate a direct mailing or email to customers on our mailing list, which consists of over 7.5 million customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sale event and the merchandise and prices we offer. We also communicate with customers by advertising in local newspapers in each of our markets and through our eTreasures® email program.

While we believe our direct mailings and newspaper and print advertising remain effective, we believe broadcast advertising may also represent an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. In 2003, we initiated the use of television in select markets and increased our expenditures in 2004. We expect to continue our use of television advertising in 2005.

Stores and Store Operations

Site Selection.   Since our initial public offering in April 1999, we have expanded from 354 stores in 36 states to 662 stores in 43 states at December 31, 2004. We increased our store base by 85 net stores in 2004 and currently plan to increase our store base by approximately 65 to 75 net stores in 2005. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

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

Store Leases.   Our annual rent per store was approximately $83,900 and store rent, as a percent of net sales, was 5.7% for 2004. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts. Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods.

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

Store Layout.   Our opportunistic site selection and “no-frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 6,000 to 15,000 square feet and averaged approximately 9,200 square feet in 2004. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain a minimum inventory in stockrooms.

Store Operations.   We operate our stores during periodic “sales events,” each of which lasts from four to five weeks. We are generally closed for the first few weeks of January and July, which are traditionally weak months for retailers. We have increased the frequency of shipments of new merchandise during a sales event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores. We have implemented initiatives to enhance the process by which merchandise is unloaded at the store and moved to the selling floor and we have increased our internal training program for store managers. Previously, new store managers attended our training program upon their hire or promotion. Now, each store manager receives on-going training on an annual basis through attending one of our monthly training sessions. We believe that this on-going training is a critical component to the success of our store management.

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

Store Locations.   We currently operate 662 stores in 43 states at December 31, 2004. Specific store locations can be accessed through our web site www.tuesdaymorning.com.

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

In 2004, we continue to improve our automation systems and reconfigure and expand our distribution equipment in order to increase our processing, sorting and shipping capacity and efficiency and provide growth for the next several years. We have also reduced the time merchandise remains in our distribution center from several months to just a few weeks and have increased store deliveries from 14 times per year in 2001 to over 44 times in 2004, all of which has allowed us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. The increased number of shipments also allows our stores to process shipments more effectively and restock their shelves with new merchandise during sales events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

Management Information Systems

We have invested significant resources in computers, bar code scanners and radio frequency terminals, software programming and related equipment, technology and training, and we will continue to update these systems as necessary. We maintain a corporate local area network computer system, which includes purchase order processing, imports, transportation, distribution, point of sale and financial systems and enables us to efficiently control and process our inventory. In 2003 and 2004, we enhanced our ability to transmit data and communicate effectively with our stores through the addition of a second computer in our stores.

At the store level, we have IBM computer-based registers that capture daily sales data at the SKU level. Sales information, inventory information, open to buy, and other operational data is distributed daily to designated levels of management and to the individuals or groups that have responsibility for specific aspects of the business.

Competition

We believe the principal factors by which we compete are price and product offering. We believe we compete effectively by pricing the merchandise we sell at 50% to 80% below department and specialty store prices and by offering a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores and specialty, e-commerce and catalog retailers, which sell, among other products, home furnishing and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

We are distinguishable from our competitors in several other respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at suitable prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our focus is on primarily upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, unlike other closeout retailers, which operate on a year-round basis, we operate on a sales event basis. We believe that our periodic schedule of openings and closings creates a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Employees

At March 1, 2005, we employed approximately 1,800 persons on a full-time basis and approximately 6,000 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Trademarks and Tradenames

The tradename “Tuesday Morning” is material to our business. We have registered the name “Tuesday Morning” as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including “Closing Time®” and “eTreasures®”.

Corporate Information

Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 6250 LBJ Freeway, Dallas, Texas 75240, and our telephone number is (972) 387-3562.

We maintain an internet website at http://www.tuesdaymorning.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) are available for viewing and copying at our internet website, free of charge, as soon as reasonably practicable after we file such material with, or furnish them to, the SEC.

Any materials filed by us with the SEC may also be read and copies made at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.

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

As part of our growth strategy, we intend to continue to increase our total number of stores. To do so successfully, we must open stores in new and existing markets and operate these stores on a profitable basis. We increased our net store base by 46 in 2002, 62 in 2003 and 85 in 2004 and currently plan to increase our net store base by approximately 65 to 75 net stores in 2005. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

We opened stores in several new markets during 2004 and intend to enter into additional new markets in 2005 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

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

Our business and results of operations are subject to uncertainties arising out of world events. These uncertainties may include the potential worsening or extension of a global economy slowdown, changes in consumer spending or travel, the outbreak of illnesses such as SARS and the economic consequences of military action or additional terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, our ability to source products, results of operations and financial condition in the future.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

The retail home furnishings industry is intensely competitive. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores and e-commerce retailers, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Many of these competitors have substantially greater financial resources that may allow them to initiate and sustain aggressive price competition. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:

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

By its nature, specific closeout merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortages of closeout merchandise in the near future, we cannot assure you that manufacturers or vendors will continue to make closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. Our inability to acquire suitable merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations and financial condition.

The loss of, or disruption in, our centralized distribution center would have a material adverse effect on our business and operations.

With minor exceptions, all inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. Although we believe that our receiving and distribution process is efficient and well positioned to support our expansion plans, we cannot assure you that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores.

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

Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason.

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

We, like other retailers, rely on external funding sources to finance our operations and growth. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital requirements for the next 12 months. Our ability to obtain additional financing is dependent upon our future operating performance, general economic and competitive conditions and financial, business and other factors, many of which we cannot control.

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

•        import duties, import quotas and other trade sanctions; and

•        increases in shipping rates.

The products we buy abroad are often priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Quantitative and Qualitative Disclosures About Market Risk” for more information about our foreign currency exchange rate exposure and hedging activities.

We are subject to environmental regulations.

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of December 31, 2004, we leased all but one of our stores and 218,000 square feet of land and own 1,352,000 square feet of distribution facilities. In addition, we operate three aboveground diesel storage tanks at our distributions facilities. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties, owned buildings or our storage tanks. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Risks Related to Our Common Stock

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our common stock.

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated during the fourth quarter, which includes the holiday shopping season. Net sales in the fourth quarters of 2004, 2003 and 2002 accounted for approximately 37%, 39% and 38%, respectively, of annual net sales for such years. Operating income for the fourth quarter of 2004, 2003 and 2002 accounted for approximately 59%, 63% and 62%, respectively, of annual operating income for such years. For more information about our seasonality, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality.” Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:

•       the timing of new store openings;

•       the amount of net sales contributed by new and existing stores;

•       the timing of certain holidays and sales events;

•       changes in our merchandise mix;

•       general economic, industry and weather conditions that affect consumer spending; and

•       actions of competitors, including promotional activity.

A failure to grow or maintain our comparable store sales may adversely affect our stock price and impact our results of operations.

A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•       competition;

•       general regional and national economic conditions;

•       inclement weather such as the pattern of hurricanes that affected the Southeast U.S. in August and September 2004;

•       consumer trends;

•       changes in our merchandise mix;

•       our ability to distribute merchandise efficiently to our stores;

•       timing and type of sales events, promotional activities or other advertising;

•       new merchandise introductions; and

•       our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales increased 4.3% in 2002, increased 3.4% in 2003 and declined 1.7% in 2004. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations and could cause the price of our common stock to decrease significantly.

Our largest shareholder has significant influence over us, which may affect the rights of other shareholders.

Through September 2003, Madison Dearborn Capital Partners II, L.P. held a majority shareholder interest in us. We successfully completed a follow-on secondary offering in October 2003 that resulted in Madison Dearborn reducing their shareholder interest from 53% to approximately 35%. This percentage represents a substantial amount of our common stock and Madison Dearborn will continue to have significant influence over election of our directors, approval of mergers, sales of assets and other matters. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Future sales of our common stock on the public market could depress our stock price.

If our largest shareholder sells substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. As of March 1, 2005, Madison Dearborn beneficially owned 14,588,526 shares of common stock, or approximately 35% of our outstanding shares. Madison Dearborn has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted Madison Dearborn certain rights with respect to the registration of shares of our common stock held by it, including the right to require that we register the sale of all or part of the shares it holds.

Provisions of our certificate of incorporation could discourage potential acquisition proposals and could deter or prevent a change in control.

Our certificate of incorporation authorizes our board of directors, subject to any limitations prescribed by law and our revolving credit facility, to issue shares of preferred stock in one or more series without shareholder approval. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding common stock.

Item 2.                        Properties

Stores.   We lease all of our stores, except one located adjacent to our distribution facility, from unaffiliated third parties normally through non-cancelable leases. At December 31, 2004, the remaining terms of our store leases generally range from three months to approximately ten years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments.

Distribution Facilities and Corporate Headquarters.   We own approximately 1,352,000 square feet of distribution facilities in the Dallas, Texas metropolitan area which includes a 728,000 square foot building acquired and expanded in 2002. Additionally, we own a 79,000 square foot building which houses our corporate office.

We lease approximately 218,000 square feet of land for trailer storage, which expires in December 2013. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We will, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.                        Legal Proceedings

During 2001 and 2002, we were named as a defendant in three separate complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees. This settlement agreement is currently under appeal by one of the plaintiffs.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Our common stock has traded on The NASDAQ National Market since our initial public offering on April 22, 1999, under the symbol “TUES.” The following table sets forth for the periods indicated the high and low sales prices per share as reported on The NASDAQ National Market.

	High	Low
Year Ended December 31, 2003
First quarter	$19.91	$15.10
Second quarter	$26.55	$18.82
Third quarter	$35.12	$24.65
Fourth quarter	$33.71	$27.65
Year Ended December 31, 2004
First quarter	$35.19	$29.75
Second quarter	$34.95	$24.36
Third quarter	$34.85	$28.63
Fourth quarter	$36.73	$28.85

On March 1, 2005, the last reported sale price for our common stock on The NASDAQ National Market was $31.01 per share. As of March 1, 2005, there were 19 holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business, but we are continuing to explore the possibility of declaring a cash dividend in the future.

Repurchases of Common Equity

The board of directors has not authorized us to repurchase any common stock and there were no repurchases of our common stock during the fourth quarter of 2004.

Item 6.                        Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for, and as of the end of, each of the five years ended December 31, 2004. The statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of

Operation” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$897,841	$822,646	$728,846	$642,398	$586,867
Cost of sales	556,623	513,097	461,317	421,703	389,967
Gross profit	341,218	309,549	267,529	220,695	196,900
Selling, general and administrative expenses	237,127	210,158	181,810	152,119	134,063
Operating income	104,091	99,391	85,719	68,576	62,837
Loss on early extinguishment of debt	—	(3,854)	—	—	—
Net interest and other expense	(2,275)	(8,283)	(13,783)	(18,505)	(23,537)
Income before income taxes	101,816	87,254	71,936	50,071	39,300
Income tax expense	39,199	33,593	27,855	19,127	14,733
Net income	$62,617	$53,661	$44,081	$30,944	$24,567
Earnings per share:
Basic	$1.53	$1.32	$1.10	$0.78	$0.63
Diluted	1.50	1.29	1.07	0.76	0.61
Weighted average shares outstanding:
Basic	41,046	40,513	40,037	39,673	39,278
Diluted	41,764	41,442	41,238	40,730	40,492
Operating Data:
Number of stores:
Beginning of period	577	515	469	431	382
Opened during period	89	74	56	43	54
Closed during period	(4)	(12)	(10)	(5)	(5)
Open at end of period	662	577	515	469	431
Comparable store sales increase (decrease)(1)	(1.7)%	3.4%	4.3%	(0.3)%	8.8%
Average sales per store(2)	$1,429,000	$1,481,000	$1,456,000	$1,402,000	$1,416,000
Inventory turnover(3)	2.8	3.2	3.0	2.4	2.0

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$115,440	$60,954	$75,195	$90,772	$113,772
Inventories	189,132	143,023	134,947	127,843	174,813
Total assets	336,120	253,394	245,294	259,007	243,147
Total debt, including current portion	—	—	73,224	166,205	187,025
Total stockholders’ equity (deficit)	197,150	132,094	69,175	20,054	(11,157)

(1)          In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter. Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening. Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter. The comparable store sales increase for 2003 has been updated based on using our refined methodology. The previously reported comparable sales increase was 2.9% for 2003. Comparable store sales for 2002, 2001 and 2000 are as originally reported. Stores that relocate within the same geographic market are still considered same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

(2)          Average sales per store is the sum of the average of the sales per store for each quarter.

(3)          Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of quarter-end inventory levels throughout the year.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

•       We sell upscale, name brand home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 662 stores in 43 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•       Our store base has grown at approximately 10% per year for the last five years, and during 2004 we expanded our store base by 89 new stores and had 4 store closures. We believe there is potential for us to grow to a 1,000 store chain.

•       In late 2004, we completed the installation of new automated material handling equipment in our distribution centers, which has helped improve our processing productivity and efficiencies in the use of labor. This enhancement to our distribution function should help provide adequate support to the growth in our store base to at least 800 stores.

•       In late December 2004, we refinanced our $160 million revolving credit facility, which was set to terminate in March 2006, into a new $210 million revolving credit facility which will terminate in December 2009. The new credit facility should provide for adequate capitalization over the next five years for needs of the business as well as our future growth and store expansion. We anticipate using our revolving credit facility seasonally during 2005 for inventory purchases and capital expenditures, but we expect to have excess cash flow for the full year period. We will be evaluating appropriate uses of our excess cash flow in the future, including the use of capital to expand the business and other alternative uses of our cash.

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

In July 2000, we recruited Kathleen Mason, our current President and Chief Executive Officer. Under Ms. Mason’s leadership, we have improved our focus on profitability, implemented new supply chain and inventory management strategies to control our inventory levels and ensure increased product availability in our sales events, upgraded management information systems and initiated television advertising.

As a result of these and other initiatives, we have increased our shipping and sorting capacity at our distribution center in Dallas, Texas to accommodate our future growth to at least 800 stores, to discontinue use of 16 third party regional distribution centers, to increase our inventory turnover from 2.0 times in 2000 to 2.8 times in 2004 and to reduce our long-term interest bearing debt from $187.0 million in 2000 to zero at December 31, 2004.

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

Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Buying, distribution and freight costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves. We provide additional reserves for estimated obsolete, damaged or slow moving inventory based upon assumptions about future demand and market conditions for our merchandise. If actual future demand or market conditions are less favorable than those projected, additional inventory reserves may be required.

Inventory is our largest asset on our balance sheet and represents approximately 56% of total assets at December 31, 2004 and 2003, respectively. Inventory increased 32.2% or $46.1 million to $189.1 million in 2004 from $143.0 million in 2003. On a per store basis our inventory increased approximately 15.3%. The increase was primarily due to 1) the build-up of inventory to more historical levels and 2) lower sales per store than planned especially in the fourth quarter of 2004.

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

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.0	62.4	63.3
Gross profit	38.0	37.6	36.7
Selling, general and administrative expenses	26.4	25.5	24.9
Operating income	11.6	12.1	11.8
Loss on early extinguishment of debt	—	0.5	—
Net interest and other expense	0.2	1.0	1.9
Income tax expense	4.4	4.1	3.9
Net income	7.0%	6.5%	6.0%
Number of stores open at end of period	662	577	515

We capitalize into inventory all merchandise costs and certain costs incurred to purchase, distribute and deliver merchandise to our stores in order to more accurately match the cost of merchandise with the timing of its sale. These costs are included in cost of sales when the merchandise is sold. Other cost of sales components include merchandise markdowns, shrink and damages, which are expensed as they are incurred

Selling, general and administrative expenses are comprised of wages and benefits, occupancy costs, advertising, miscellaneous store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and increases in variable expenses due to sales growth. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

2004 Compared to 2003

Net sales increased $75.2 million or 9.1% to $897.8 million in 2004 from $822.6 million in 2003. This increase was attributable primarily to sales from non-comparable new stores offset by a 1.7% decrease in comparable store sales from 2003. Comparable store transactions decreased 2.5% offset by an increase of 0.8% in comparable store average ticket. Our average annual sales per store decreased by $52,000 or 3.5% to $1.4 million in 2004. Comparable store sales and sales per store decreased primarily due to the impact in the third quarter of 2004 of severe storms on 33% of our store sales base and lower than expected sales on decorative accessories and seasonal products in the fourth quarter.

In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter. Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening. Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter. Stores that relocate within the same geographic market are still considered same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

Gross profit increased $31.7 million or 10.2% to $341.2 million in 2004 compared to $309.5 million in 2003. The increase was attributable to an increase in our net sales combined with an increase in our gross profit percentage to 38.0% in 2004 from 37.6% in 2003. This 0.4% increase in our gross profit percentage was attributable to a 0.6% improvement in leveraging our distribution expenses offset by a 0.2% increase in the cost of our product, net of markdowns.

Selling, general and administrative expenses increased $27.0 million or 12.8% to $237.1 million in 2004 from $210.2 million in the prior year. The increase was mostly attributable to occupancy and labor costs due to the expansion of our store base. As a percentage of sales these expenses increased 0.9% to 26.4% in 2004 from 25.5% in 2003. The increased percentage includes a 0.8% increase related to rent, occupancy and depreciation expense, a 0.2% increase related to payroll and benefit costs and a 0.2% increase in general and administrative expenses. These increases were offset by a 0.3% decrease in advertising expense.

Net interest and other expense, excluding the loss on early extinguishment of debt in 2003, decreased $6.0 million to $2.3 million in 2004 compared to $8.3 million in 2003. This decrease was primarily attributable to the redemption in the fourth quarter of 2003 of the $69 million Senior Subordinated Notes.

Income tax expense increased $5.6 million to $39.2 million in 2004 from $33.6 million in 2003 due to increased profitability.

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

In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter. Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening. Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter. Using our refined methodology, the comparable sales increase for 2003 would have been 3.4% compared to the 2.9% previously reported. Stores that relocate within the same geographic market are still considered same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

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

Loss on early extinguishment of debt was $3.9 million in 2003. We redeemed the entire $69 million aggregate principal amount of our outstanding 11% Senior Subordinated Notes due 2007 in the fourth quarter of 2003 at a redemption price equal to 103.67% of the aggregate principal amount of the notes plus accrued and unpaid interest. We paid the notes, redemption premium and accrued interest in full with available cash on-hand. We incurred a pre-tax charge in the fourth quarter of $2.5 million representing the redemption premium and a non-cash write-off of $1.4 million in unamortized financing costs carried on the balance sheet. These charges reduced 2003 fourth quarter and full year earnings by approximately $0.06 per diluted share. We realized pre-tax interest savings of approximately $6.0 million in 2004 due to the redemption of the Notes.

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

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flow strategy during the last three years has been focused on funding our store growth and distribution improvements and reducing our debt and financing costs associated with our recapitalization in 1997. Our cash flows will continue to be utilized for the expansion of our business, but we are exploring alternative uses of excess cash for the future.

Net cash flows provided from operating activities in 2004, 2003 and 2002 were $44.8 million, $79.4 million and $74.8 million, respectively. In 2004, the decrease in net cash from operating activities is predominantly due to 1) the build-up of inventory to more historical levels and 2) lower sales per store than planned especially in the fourth quarter of 2004. The increase in 2003 is due primarily to an increase in operating performance and the shifting of property tax payments from December to January. Cash and cash equivalents as of December 31, 2004, 2003 and 2002 were $45.1 million, $23.5 million and $31.9 million, respectively.

Capital expenditures, principally associated with new store openings and distribution center systems enhancements, were $23.0 million, $17.3 million and $34.3 million for 2004, 2003 and 2002, respectively. During 2004 and 2003, capital expenditures were primarily for new store openings, material handling equipment in our distribution center and corporate office improvements. During 2002, we spent $17.0 million to purchase and expand a warehouse that we previously leased and $4.1 million to purchase an office building for our corporate headquarters. In 2005, we expect to spend approximately $18 million for capital expenditures, primarily for new store openings. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

In December 2004, we entered into a new $210 million revolving credit facility which expires December 2009. Any borrowing under the revolver will incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.

We had no balances outstanding related to our revolving credit facility at December 31, 2004 and 2003 and had borrowing availability of $202.1 million at December 31, 2004. As of December 31, 2004, we had outstanding letters of credit of $7.9 million under the revolving credit facility, primarily for self-insurance purposes.

The new revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of December 31, 2004 and 2003, we were in compliance with all covenants.

We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures and interest payments for the next twelve months.

Off-balance Sheet Arrangements

Tuesday Morning does not have any off-balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4)(ii)(A)-(D), that have or are reasonably likely to have a current or future effect on Tuesday Morning’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Non-cancelable operating leases	$208,230	$53,871	$89,245	$48,010	$17,104

We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. We have no capital lease obligations or long-term debt at December 31, 2004.

Quarterly Results and Seasonality

The following tables set forth some of our quarterly financial data for the eight quarters ended December 31, 2004. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands except for per share data and comparable store sales)

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$168,597	$210,697	$186,148	$332,399
Gross profit	66,012	76,390	68,623	130,193
Operating income	13,481	16,553	12,923	61,134
Net income	8,189	10,009	7,522	36,897
Basic earnings per share	$0.20	$0.24	$0.18	$0.90
Diluted earnings per share	$0.20	$0.24	$0.18	$0.88
Comparable store sales increase (decrease)(2)	1.7%	6.6%	(4.0)%	(6.6)%

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$150,355	$177,413	$173,898	$320,980
Gross profit	57,252	61,977	63,196	127,124
Operating income	12,058	12,258	12,702	62,373
Net income(1)	6,083	6,292	6,381	34,905
Basic earnings per share	$0.15	$0.16	$0.16	$0.85
Diluted earnings per share	$0.15	$0.15	$0.15	$0.83
Comparable store sales increase(2)	4.9%	1.9%	3.0%	3.7%

(1)          The loss on early extinguishment of debt reduced our net income by $2.4 million in the fourth quarter ended December 31, 2003.

(2)          In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter. Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening. Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter. Comparable store sales increases for the 2003 quarters have been updated based on using our refined methodology. The previously reported comparable sales increases were 4.5%, 1.5%, 2.8% and 3.2% for each respective calendar quarter. Stores that relocate within the same geographic market are still considered same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic and weather-related conditions. The timing of sales events could impact the weighting of sales between quarters.

We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and most of our operating income being generated in the fourth quarter, which includes the holiday selling season. Net sales in the fourth quarter accounted for approximately 37%, 39% and 38% of annual net sales in 2004, 2003 and 2002, respectively. Operating income for the fourth quarters of 2004, 2003 and 2002 accounted for approximately 59%, 63% and 62%, respectively, of annual operating income for such years.

Inflation

In our opinion, inflation has not had a material effect on our results of operations in recent years. We cannot assure you that inflation will not materially affect us in the future.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or, (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet determined which transition method we plan to adopt under Statement 123(R).

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the model chosen to determine fair value for grants after July 1, 2005. However, had we adopted Statement 123(R) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K While Statement 123(R) permits entities to continue use the Black-Scholes option pricing model, Statement 123(R) also permits the use of a “binomial model.” We have not yet determined which model we will use to measure the fair value of future employee stock option grants upon the adoption of Statement 123(R).

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.5 million, $4.1 million, and $1.6 million in 2004, 2003 and 2002, respectively.

In November of 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We expect to adopt this statement on January 1, 2006 and do not expect the adoption of this statement to have a material affect on our financial position or results of operation.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2004, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rates.   We enter into foreign currency forward contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors. During 2004, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor’s currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of income as cost of sales at the time the inventory is sold and were immaterial to us as a whole in 2004. At December 31, 2004, we had outstanding forward foreign currency contracts to purchase approximately $871,000 of US dollar equivalent Euros with maturities ranging between 28 and 104 days.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2004, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor’s foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

The table below provides information about our forward foreign currency contracts at December 31, 2004 that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency. All the related contracts mature in 2005.

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Exchange Rate	Fair Value
Euro	$871	1.3225	$893

You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 9 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Interest Rates.   We had no outstanding debt at December 31, 2004, however, we use our revolving credit facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. Any borrowing under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the twelve month period ended December 31, 2004, the LIBOR and Prime rates varied from 1.09% to 2.13% and 4.00% to 5.25%, respectively. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. You can find more information about our debt in Note 3 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8.                        Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Auditors are included in this Form 10-K.

Item 9.                        Change in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our auditors for the years ended December 31, 2004, 2003 and 2002, respectively.

Item 9A.                Controls and Procedures

Disclosure Control Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2004 to ensure that material information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Tuesday Morning is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or Rule 15(d) – 15(f) under the Exchange Act. Tuesday Morning’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Tuesday Morning’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young’s attestation report on management’s assessment of Tuesday Morning’s internal control over financial reporting appears on page F-3 hereof.

Changes in Internal Control Over Financial Reporting

There were no changes in Tuesday Morning’s internal control over financial reporting that occurred during Tuesday Morning’s last fiscal quarter that have materially affected or are reasonably likely to materially affect Tuesday Morning’s internal control over financial reporting.

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference to the disclosure found under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2005 Annual Meeting of Stockholders.

“Code of Ethics of Senior Officers” establishes the ethics to be followed for our principal executive officer, our principal financial officer and our Vice President of Finance and “Code of Conduct” establishes the business conduct to be followed by all of our employees. Both are available on our website at http://www.tuesdaymorning.com.

Item 11.                 Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the disclosure found under the captions “Executive Compensation,” “Option Grants During Fiscal 2004,” “Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2005 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the disclosure found under the caption “Beneficial Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2005 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is forth under heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders at December 31, 2004. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,092	$17.75	2,102
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,092	$17.75	2,102

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the disclosure found under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2005 Annual Meeting of Stockholders.

Item 14.                 Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the disclosure found under the caption “Independent Auditors” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2005 Annual Meeting of Stockholders.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

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

(3)   Exhibits:

Exhibit No.	Description
3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1

Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†

10.2

Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.4

Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†

10.5

Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†

10.6

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger

21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tuesday Morning Corporation

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tuesday Morning Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, TX
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tuesday Morning Corporation

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting (see Item 9A), that Tuesday Morning Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tuesday Morning Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, TX
March 4, 2005

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45,067	$23,536
Inventories	189,132	143,023
Prepaid expenses and other current assets	5,169	4,948
Deferred income taxes	5,991	5,106
Total current assets	245,359	176,613
Property and equipment, net	86,332	74,875
Deferred financing costs	877	907
Other assets	3,552	999
Total Assets	$336,120	$253,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	72,722	66,091
Accrued liabilities	39,714	36,321
Income taxes payable	17,483	13,247
Total current liabilities	129,919	115,659
Long-term debt	—	—
Deferred income taxes	9,051	5,641
Total Liabilities	138,970	121,300
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,101,965 and 40,923,737 shares issued and outstanding at December 31, 2004 and 2003, respectively	411	409
Additional paid-in capital	188,969	186,455
Retained earnings (accumulated deficit)	7,745	(54,872)
Accumulated other comprehensive income	25	102
Total Stockholders’ Equity	197,150	132,094
Total Liabilities and Stockholders’ Equity	$336,120	$253,394

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales	$897,841	$822,646	$728,846
Cost of sales	556,623	513,097	461,317
Gross profit	341,218	309,549	267,529
Selling, general and administrative expenses	237,127	210,158	181,810
Operating income	104,091	99,391	85,719
Other income (expense):
Loss on early extinguishment of debt	—	(3,854)	—
Interest expense	(3,180)	(9,274)	(13,775)
Interest income	21	95	263
Other income (expense)	884	896	(271)
	(2,275)	(12,137)	(13,783)
Income before income taxes	101,816	87,254	71,936
Income tax expense	39,199	33,593	27,855
Net income	$62,617	$53,661	$44,081
Earnings Per Share
Net income per common share:
Basic	$1.53	$1.32	$1.10
Diluted	$1.50	$1.29	$1.07
Weighted average number of common shares:
Basic	41,046	40,513	40,037
Diluted	41,764	41,442	41,238

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2001	39,772	$398	$172,176	$(152,614)	$94	$20,054
Other comprehensive income
Net income	—	—	—	44,081	—	44,081
Unrealized gain on securities, net of tax	—	—	—	—	199	199
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(105)	(105)
Total other comprehensive income	—	—	—	44,081	94	44,175
Shares issued in connection with employee stock option plan/stock purchase plan	302	3	956	—	—	959
Shares issued under secondary Offering, net	150	1	2,230	—	—	2,231
Tax benefit of employee stock options exercised	—	—	1,640	—	—	1,640
Other	—	—	116	—	—	116
Balance at December 31, 2002	40,224	402	177,118	(108,533)	188	69,175
Other comprehensive income
Net income	—	—	—	53,661	—	53,661
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(86)	(86)
Total other comprehensive income	—	—	—	53,661	(86)	53,575
Shares issued in connection with employee stock option plan/stock purchase plan	600	6	2,943	—	—	2,949
Shares issued under secondary Offering, net	100	1	2,344	—	—	2,345
Tax benefit of employee stock options exercised	—	—	4,050	—	—	4,050
Balance at December 31, 2003	40,924	409	186,455	(54,872)	102	132,094
Net income	—	—	—	62,617	—	62,617
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(77)	(77)
Total other comprehensive income	—	—	—	62,617	(77)	62,540
Shares issued in connection with employee stock option plan/stock purchase plan	178	2	990	—	—	992
Other	—	—	68	—	—	68
Tax benefit of employee stock options exercised	—	—	1,456	—	—	1,456
Balance at December 31, 2004	41,102	$411	$188,969	$7,745	$25	$197,150

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net cash flows from operating activities:
Net income	$62,617	$53,661	$44,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,570	9,883	7,591
Amortization of financing fees	1,295	702	2,353
Loss on early extinguishment of debt	—	3,854	—
Deferred income taxes	2,525	(1,196)	(1,256)
Tax benefit of employee stock option exercises	1,456	4,050	1,640
Other non-cash items	(9)	(75)	238
Change in operating assets and liabilities:
Inventories	(46,109)	(8,076)	(7,104)
Prepaid and other current assets	(221)	(683)	(802)
Other assets	(2,553)	(156)	(439)
Accounts payable	6,631	7,016	20,638
Accrued liabilities	3,393	10,531	7,802
Income taxes payable	4,236	(118)	38
Total adjustments	(17,786)	25,732	30,699
Net cash provided by operating activities	44,831	79,393	74,780
Net cash flows from investing activities:
Capital expenditures	(23,027)	(17,273)	(34,294)
Other	—	—	175
Net cash used in investing activities	(23,027)	(17,273)	(34,119)
Net cash flows from financing activities:
Payment of debt and mortgages	—	(75,758)	(92,981)
Proceeds from exercise of common stock options and stock purchase plan purchases	992	2,949	959
Net proceeds from secondary offering	—	2,345	2,231
Payment of financing fees	(1,265)	(49)	(1,327)
Other	—	—	116
Net cash used in financing activities	(273)	(70,513)	(91,002)
Net increase (decrease) in cash and cash equivalents	21,531	(8,393)	(50,341)
Cash and cash equivalents, beginning of period	23,536	31,929	82,270
Cash and cash equivalents, end of period	$45,067	$23,536	$31,929
Supplemental cash flow information:
Interest paid	$1,938	$8,919	$13,691
Income taxes paid	31,422	31,186	27,904

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except for per share amounts)

(1)   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We operated 662 discount retail stores in 43 states at December 31, 2004 (577 and 515 stores at December 31, 2003 and 2002, respectively). We sell close-out home furnishings, gifts and related items, which we purchase at below wholesale prices. Our stores are open for periodic sales events, each of which lasts from four to five weeks.

(a)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents—Cash equivalents of $31,184 at December 31, 2004 and $18,360 at December 31, 2003 were invested in money market funds. We consider all short-term investments with original maturities of three months or less to be cash equivalents.

(c)   Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Buying, distribution, and freight costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves. We provide additional reserves for estimated obsolete, damaged or slow moving inventory based upon assumptions about future demand and market conditions for our merchandise. If actual future demand or market conditions are less favorable than those projected, additional inventory reserves may be required. We use markdowns to promote the effective and timely sale of merchandise. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary throughout the quarter or year in timing, but are recorded immediately based on total quantities on-hand in the stores. We review all inventory for lower cost or market issues at the end of each quarterly period.

(d)   Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings	30 years
Furniture and fixtures	7 years
Leasehold improvements	Lease life
Equipment	5 to 10 years

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

(j)    Advertising—Costs for television, radio, newspaper and other media are expensed as the advertised events take place. Advertising expense for 2004, 2003 and 2002 was $33,075, $33,166 and $28,369, respectively. We do not receive money from vendors to support our advertising expenditures.

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

We account for our foreign currency forward contracts as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income and into cost of sales when the hedged inventory is sold. All of our cash flow hedges are effective. The effect of foreign exchange contracts on our financial position is immaterial.

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

(n)   Stock Option Plan—We generally grant stock options to certain employees and members of our Board of Directors with stock option exercise prices equal to the fair market value of the shares on the date of the grant. We have elected to continue to apply the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees and provide the pro forma disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure; therefore no material compensation expense for the stock option grants has been recognized.

Had we determined compensation cost based on the fair value at the grant date for its stock options under FASB Statement No. 123, our net income would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net income as reported	$ 62,617	$ 53,661	$ 44,081
Deduct: employee stock based compensation determined under fair value based methods for all awards, net of related tax effects	(3,662)	(2,547)	(980)
Pro forma net income	$ 58,955	$ 51,114	$ 43,101
Net income per common share
Basic as reported	$ 1.53	$ 1.32	$ 1.10
Basic pro forma	1.44	1.26	1.08
Diluted as reported	1.50	1.29	1.07
Diluted pro forma	1.42	1.25	1.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2004, 2003 and 2002: the risk-free interest rate of 3.10%, 3.62% and 4.2% for fiscal 2004, 2003 and 2002, respectively; expected dividend yield of zero for all years; expected term of 7.5 years for all years and expected volatility of 62%, 63% and 52% for fiscal 2004, 2003 and 2002, respectively. The weighted average fair value of options granted in fiscal 2004, 2003 and 2002 were $19.86, $14.75 and $10.00, respectively.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

(1)   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company has not yet determined which transition method it plans to adopt under Statement 123(R).

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on the model chosen to determine fair value for grants after July 1, 2005. However, had we adopted Statement 123(R) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described above in the disclosure of pro forma net income and earnings per share. While Statement 123(R) permits entities to continue use of the Black-Scholes option pricing model, Statement 123(R) also permits the use of a “binomial model.” We have no yet determined which model we will use to measure the fair value of future employee stock option grants upon the adoption of Statement 123(R).

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,456, $4,050, and $1,640 in 2004, 2003 and 2002, respectively.

(o)   Net Income Per Common Share—Basic net income per common share for the years ended December 31, 2004, 2003 and 2002 was calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the years ended December 31, 2004, 2003 and 2002 was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 6 and 11.

(p)   Recent Accounting Pronouncements—In November of 2003, the FASB issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective

(1)   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not expect the adoption of this statement to have a material affect on our financial position or results of operation.

(q)   Other Comprehensive Income—Comprehensive income represents our change in equity (net assets), during a period, from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners. The components of comprehensive income are reported in the Consolidated Statements of Stockholders’ Equity.

(r)    Segment Reporting—We operate as one business segment. Operations at December 31, 2004 consisted of 662 retail stores in 43 states. These stores have a uniform format, uniform hours, the same event calendar and carry the same merchandise (quantities, styles and patterns may vary). All merchandise is priced uniformly throughout our stores and is distributed from our central distribution system.

(s)    Off-balance Sheet or Variable Interest Arrangements—We do not have off-balance sheet arrangements, transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

(2)   PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following at December 31, 2004 and 2003:

	2004	2003
Land	$ 8,509	$ 8,509
Buildings	40,228	39,147
Furniture and fixture	45,024	35,286
Equipment	51,058	40,429
Leasehold improvements	4,232	3,283
	149,051	126,654
Less accumulated depreciation	(62,719)	(51,779)
Net property and equipment	$ 86,332	$ 74,875

(3)   DEBT

In December 2004, we replaced our $160 million revolving credit facility and entered into a new $210 million revolving credit facility which expires December 2009. Any borrowing under the revolver will incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.

We had no balances outstanding related to our revolving credit facility at December 31, 2004 and 2003. Our availability under our revolving credit facility was $202.1 million and $87.4 million at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, we had outstanding letters of credit of $9.6 million, including $7.9 million related to the revolving credit facility, and $6.3 million, respectively, primarily for self-insurance purposes.

(3)   DEBT (Continued)

The new revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sale assets or merge or consolidate with any other person. As of December 31, 2004 and 2003, we were in compliance with all covenants.

In 2003, we redeemed the entire $69 million aggregate principal amount of our outstanding 11% Senior Subordinated Notes due 2007 at a redemption price equal to 103.67% of the aggregate principal amount of the notes plus accrued and unpaid interest. We paid the notes, redemption premium and accrued interest in full with available cash on-hand. We incurred a pre-tax charge of $2.5 million representing the redemption premium and a non-cash write-off of $1.4 million in unamortized financing costs carried on the balance sheet.

(4)   ACCRUED LIABILITIES

At December 31, 2004 and 2003, we had accrued liabilities consisting of the following:

	2004	2003
Sales tax	$ 7,679	$ 7,666
Self-Insurance Reserves	12,117	9,112
Wages & benefits	6,621	7,507
Property taxes	1,980	2,421
Other expenses	11,317	9,615
Total accrued liabilities	$ 39,714	$ 36,321

(5)   INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of:

	Current	Deferred	Total
Year ended December 31, 2004
Federal	$ 31,046	$ 2,251	$ 33,297
State and local	5,628	274	5,902
Total	$ 36,674	$ 2,525	$ 39,199
Year ended December 31, 2003
Federal	$ 30,134	$ (1,099)	$ 29,035
State and local	4,655	(97)	4,558
Total	$ 34,789	$ (1,196)	$ 33,593
Year ended December 31, 2002
Federal	$ 25,775	$ (1,051)	$ 24,724
State and local	3,336	(205)	3,131
Total	$ 29,111	$ (1,256)	$ 27,855

A reconciliation of the expected federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

	2004	2003	2002
Expected federal income tax expense	$35,636	$30,539	$25,178
State income taxes, net of related federal tax benefit	3,920	2,963	2,248
Other, net	(357)	91	429
Total tax expense	$39,199	$33,593	$27,855

(5)   INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	2004	2003
Deferred tax assets:
Current:
Other payroll and benefits	$ 1,190	$ 1,334
Inventory reserves	1,782	1,171
Self-insurance reserves	4,730	3,571
Other current liabilities	1,239	964
Total gross deferred tax assets	$ 8,941	$ 7,040
Deferred tax liabilities:
Current:
Inventory costs	$ 1,283	$ 506
Prepaid supplies	1,667	1,428
Non-current:
Property and equipment	9,051	5,641
Total gross deferred tax liabilities	12,001	7,575
Net deferred tax liability	$ 3,060	$ 535

We expect the deferred tax assets at December 31, 2004 to be fully recovered and the deferred tax liabilities at December 31, 2004 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2004 or 2003.

(6)   STOCK OPTIONS

We have established a 1997 Long-Term Equity Incentive Plan (the “1997 Plan”) and a Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (the “2004 Plan”) which allows our Board of Directors to grant stock options to directors, officers and key employees performing services for us. The 1997 and 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

Options granted under the 1997 Plan vest over periods of four to five years. The exercise prices of the options range between $0.20 and $34.15, which approximates fair value on the grant date of the shares of common stock into which such options are exercisable. No options have been granted under the 2004 Plan. At December 31, 2004, there were 101,800 and 2,000,000 additional shares available for grant under the 1997 Plan and 2004 Plan, respectively.

(6)   STOCK OPTIONS (Continued)

Following is a summary of transactions relating to the 1997 and 2004 Plan’s options for the three years ended December 31, 2004:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2001	1,879,176	6.21
Exercised during year	(302,504)	3.36
Canceled during year	(28,457)	4.39
Granted during year	265,963	17.43
Outstanding at December 31, 2002	1,814,178	8.36
Exercised during year	(599,414)	4.84
Canceled during year	(39,541)	20.01
Granted during year	790,000	21.67
Outstanding at December 31, 2003	1,965,223	14.53
Exercised during year	(178,228)	5.52
Canceled during year	(24,930)	22.35
Granted during year	330,000	30.66
Outstanding at December 31, 2004	2,092,065	$ 17.75

As of December 31, 2004, 2003 and 2002, 1,104,927, 829,891 and 890,122, respectively, of options outstanding were exercisable.

The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
	(in thousands)			(in thousands)
$ 0.20-$ 1.43	74	3.18	$ 0.48	74	$ 0.48
$ 7.97-$10.00	688	5.61	$ 9.69	568	$ 9.74
$13.35-$20.01	272	7.06	$ 16.95	135	$ 16.72
$20.04-$29.90	858	8.54	$ 22.70	300	$ 21.25
$30.25-$34.15	200	9.31	$ 31.75	28	$ 31.92
	2,092	7.27	$ 17.75	1,105	$ 13.65

(7)   OPERATING LEASES

We lease substantially all store locations under non-cancelable operating leases. Leases for new stores typically allow us the ability to terminate a lease after 18 to 24 months if the store does not achieve sales expectations or another location appears more desirable. Future minimum rental payments under leases are as follows:

Years Ending December 31,
2005	$ 53,871
2006	48,270
2007	40,975
2008	30,606
2009	17,404
Thereafter	17,104
Total minimum rental payments	$ 208,230

Rental expense for 2004, 2003 and 2002 was $52,405, $43,940 and $37,759, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(8)   401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after one year of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan. Until October 1, 2004, subject to Internal Revenue Service regulations, we contributed 1% of total compensation for all eligible employees (“1% match”) and matched a portion of each participant’s contribution up to 6% of participant’s compensation. From October 1, 2004 to December 31, 2004, subject to Internal Revenue Service Regulations, we discontinued the 1% match and only matched a portion of each participant’s contribution up to 6% of participant’s compensation. We expensed contributions of $760, $808 and $746 during the years ended December 31, 2004, 2003 and 2002, respectively.

We offer participation in a stock purchase program for full time employees after completion of 90 days of continuous employment. Under the plan, eligible employees may request us to deduct from 1% to 10% of their salary and receive a 25% match of their contribution up to $2,500 annually in whole dollars. The number of shares of common stock offered under the Plan is unlimited, and shares are acquired through open market transactions by an agent of the Plan. We expense our contributions as incurred. The contributions were immaterial for all reported years.

(9)   FINANCIAL INSTRUMENTS

We had various forward foreign currency contracts outstanding at December 31, 2004 and 2003 with fair values of $22 and $35, respectively. Our risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The carrying value of our cash and cash equivalents approximates its fair value and the fair value of our forward foreign currency contracts were determined based on quoted market prices of comparable contracts.

(10)   LEGAL PROCEEDINGS

During 2001 and 2002, we were named as a defendant in three separate complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed

(10)   LEGAL PROCEEDINGS (Continued)

compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees. This settlement agreement is currently under appeal by one of the plaintiffs.

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

(11)   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2004	2003	2002
Basic Earnings Per Share:
Net income	$ 62,617	$ 53,661	$ 44,081
Weighted average number of common shares outstanding	41,046	40,513	40,037
Basic earnings per common share	$ 1.53	$ 1.32	$ 1.10
Diluted Earnings Per Share:
Net income	$ 62,617	$ 53,661	$ 44,081
Dilutive effect of employee stock options	718	929	1,201
Weighted average number of common shares outstanding	41,046	40,513	40,037
Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,764	41,442	41,238
Diluted earnings per common share	$ 1.50	$ 1.29	$ 1.07

Options to purchase common stock of 150,000 shares at prices ranging from $31.84 to $34.15, 115,000 shares at prices ranging from $26.93 to $32.06 and 50,000 shares at prices ranging from $20.20 to $23.00 were outstanding at December 31, 2004, 2003 and 2002, respectively. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(12)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results for 2004 and 2003 follows:

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Net sales	$ 168,597	$ 210,697	$ 186,148	$ 332,399
Gross profit	66,012	76,390	68,623	130,193
Operating income	13,481	16,553	12,923	61,134
Net income	8,189	10,009	7,522	36,897
Earnings Per Share—Basic	$ 0.20	$ 0.24	$ 0.18	$ 0.90
Earnings Per Share—Diluted	$ 0.20	$ 0.24	$ 0.18	$ 0.88

	Quarters Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Net sales	$ 150,355	$ 177,413	$ 173,898	$ 320,980
Gross profit	57,252	61,977	63,196	127,124
Operating income	12,058	12,258	12,702	62,373
Net income(1)	6,083	6,292	6,381	34,905
Earnings Per Share—Basic	$ 0.15	$ 0.16	$ 0.16	$ 0.85
Earnings Per Share—Diluted	$ 0.15	$ 0.15	$ 0.15	$ 0.83

(1)          The loss on early extinguishment of debt reduced our net income by $2.4 million in the fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
	By:	/s/ KATHLEEN MASON
Date: March 9, 2005		Kathleen Mason Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Name	Title	Date
/s/ KATHLEEN MASON	Chief Executive Officer, President and	March 9, 2005
Kathleen Mason	Director (Principal Executive Officer)
/s/ LOREN K. JENSEN	Executive Vice President and Chief	March 9, 2005
Loren K. Jensen	Financial Officer (Principal Financial and Accounting Officer)
/s/ BENJAMIN D. CHERESKIN	Chairman of the Board	March 9, 2005
Benjamin D. Chereskin
/s/ WILLIAM J. HUNCKLER, III	Director	March 9, 2005
William J. Hunckler, III
/s/ ROBIN P. SELATI	Director	March 9, 2005
Robin P. Selati
/s/ SALLY FRAME KASAKS	Director	March 9, 2005
Sally Frame Kasaks
/s/ HENRY F. FRIGON	Director	March 9, 2005
Henry F. Frigon
/s/ GILES H. BATEMAN	Director	March 9, 2005
Giles H. Bateman

EXHIBIT INDEX

Exhibit No.	Description
3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1

Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†

10.2

Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.4

Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†

10.5

Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†

10.6

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger

21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Management contract or compensatory plan or arrangement