Form 10-Q
period 2005-03-31
TUESDAY MORNING CORP/DE
filed 2005-05-02
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2005
Common Stock, par value $0.01 per share	41,140,524

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

Readers are referred to the caption “Risk Factors” appearing at the end of Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional factors that may affect our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

The terms “Tuesday Morning,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	March 31, 2005	Dec. 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$14,295	$45,067
Inventories	212,587	189,132
Prepaid expenses and other current assets	7,388	5,169
Deferred income taxes	5,991	5,991
Total current assets	240,261	245,359

Property and equipment, net	86,920	86,332
Deferred financing costs	809	877
Other assets	3,189	3,552

Total Assets	$331,179	$336,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	76,568	72,722
Accrued liabilities	32,477	39,549
Income taxes payable	4,952	17,483
Total current liabilities	113,997	129,754

Revolving credit facility	—	—
Deferred rent	4,249	165
Deferred income taxes	9,051	9,051

Total Liabilities	127,297	138,970

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,140,524 shares issued and outstanding at March 31, 2005 and 41,101,965 shares at December 31, 2004	411	411
Additional paid-in capital	189,078	188,969
Retained earnings	14,411	7,745
Accumulated other comprehensive income (expense)	(18)	25

Total Stockholders’ Equity	203,882	197,150

Total Liabilities and Stockholders’ Equity	$331,179	$336,120

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Net sales	$185,594	$168,597
Cost of sales	113,036	102,585
Gross profit	72,558	66,012
Selling, general and administrative expenses	62,122	52,531
Operating income	10,436	13,481
Other income (expense):
Interest income	34	4
Interest expense	(206)	(411)
Other income (expense)	193	241
	21	(166)
Income before income taxes	10,457	13,315
Income tax expense	3,791	5,126

Net income	$6,666	$8,189

Earnings Per Share
Net income per common share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20
Weighted average number of common shares:
Basic	41,129	40,980
Diluted	41,740	41,742

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2005	2004

Net cash flows from operating activities:
Net income	$6,666	$8,189
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,459	2,670
Amortization of financing fees	43	101
Other	(28)	—
Change in operating assets and liabilities:
Inventories	(23,455)	(52,211)
Prepaid and other assets	(1,831)	(406)
Accounts payable	3,846	17,165
Accrued liabilities	(7,072)	(6,227)
Deferred rent	4,084	—
Income taxes payable	(12,531)	(6,820)
Net cash used in operating activities	(26,819)	(37,539)
Net cash flows from investing activities:
Capital expenditures	(4,047)	(6,279)
Net cash used in investing activities	(4,047)	(6,279)
Net cash flows from financing activities:
Proceeds from revolving credit facility	—	27,000
Proceeds from exercise of common stock options and stock purchase plan purchases	94	378
Net cash provided by financing activities	94	27,378
Net decrease in cash and cash equivalents	(30,772)	(16,440)
Cash and cash equivalents, beginning of period	45,067	23,536
Cash and cash equivalents, end of period	$14,295	$7,096

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements

1.               Basis of presentation - The consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2004.  Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.               Lease accounting adjustment - Based on certain views expressed in a letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, we reviewed our accounting policies and practices associated with operating leases. Consistent with industry practices, we historically reported straight-line rental expense beginning on the lease commencement date. This had the effect of excluding the rent holiday associated with the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. Following our review, we modified our accounting policies such that we begin recording rent expense on the date we take possession of or have the right to use the premises.

As a result of this adjustment, we recorded a non-cash, $3.9 million ($2.4 million, net of income tax or $0.06 per diluted share) cumulative charge to earnings during the first quarter of fiscal 2005. The adjustment did not impact historical or future net cash flows nor the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous period.

3.               Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month period ended March 31, 2005 and 2004 was $6.6 million and $8.1 million, respectively.

4.               Legal proceedings – During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  The settlement agreement is currently under appeal by one of the plaintiffs.

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.  We have reached a memorandum of understanding on a settlement with the plaintiffs but no formalized settlement agreement has been submitted to the court.

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

5.               Earnings per common share

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$6,666	$8,189
Weighted average number of common shares outstanding	41,129	40,980
Net income per common share	$0.16	$0.20

Diluted earnings per share:
Net income	$6,666	$8,189

Dilutive effect of employee stock options	611	762
Weighted average number of common shares outstanding	41,129	40,980
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,740	41,742
Net income per common share	$0.16	$0.20

6.               Revolving credit facility – Our $210 million revolving credit facility expires in December 2009.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowings under the revolving credit facility incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.

At March 31, 2005, we had no balances outstanding under the revolving credit facility and had availability of $202.1 million.

7.               Stock-based compensation – We account for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).  Generally, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income as reported	$6,666	$8,189
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	1,000	818
Pro-forma net income	$5,666	$7,371

Net income per common share
Basic as reported	$0.16	$0.20
Basic pro-forma	0.14	0.18
Diluted as reported	0.16	0.20
Diluted pro-forma	0.14	0.18

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement

123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

In connection with the Securities Exchange Commission’s amendment of its rules, Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on the model chosen to determine fair value for grants after January 1, 2006. However, had we adopted Statement 123(R) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described above in the disclosure of pro forma net income and earnings per share. While Statement 123(R) permits entities to continue use of the Black-Scholes option pricing model, Statement 123(R) also permits the use of a “binomial model.” We have no yet determined which model we will use to measure the fair value of future employee stock option grants upon the adoption of Statement 123(R).

8.               Reclassifications - Certain prior year amounts may have been reclassified to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

•       We sell upscale, name brand home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 673 stores in 43 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•       Our store base has grown at approximately 10% per year for the last five years, and during the first quarter of 2005 we expanded our store base by 18 new stores and had 7 store closures.

•       Our operating profits, combined with more efficient use of working capital and increased inventory turns over past years have increased cash flow, which has been used to reduce debt. At March 31, 2005, we had no debt outstanding as compared to $27.0 million in debt outstanding at March 31, 2004. We anticipate using our revolving credit facility during certain periods of the remainder of 2005 for inventory purchases and capital expenditures, but we expect to generate excess cash flow for the entire fiscal year 2005. We will be evaluating appropriate uses of our excess cash flow in the future, including the use of capital to expand the business and other alternative uses for our cash.

Lease Accounting Adjustment

Based on certain views expressed in a letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, we reviewed our accounting policies and practices associated with operating leases. Consistent with industry practices, we historically reported straight-line rental expense beginning on the lease commencement date. This had the effect of excluding the rent holiday associated with the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. Following our review, we modified our accounting policies such that we begin recording rent expense on the date we take possession of or have the right to use the premises.

As a result of this adjustment, we recorded a non-cash, $3.9 million ($2.4 million, net of income tax or $0.06 per diluted share) cumulative charge to earnings during the first quarter of 2005. The adjustment did not impact historical or future net cash flows nor the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous periods.

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

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	60.9	60.8
Gross profit	39.1	39.2
Selling, general and administrative expense	33.5	31.2
Operating income	5.6	8.0
Net interest expense and other income (expense)	0.0	(0.1)
Income before income taxes	5.6	7.9
Income tax expense	2.0	3.0
Net income	3.6%	4.9%

Three Months Ended March 31, 2005

Compared to the Three Months Ended March 31, 2004

During the first quarter of 2005, net sales increased to $185.6 million from $168.6 million, an increase of $17.0 million or 10.1% compared to the same quarter of 2004. The increase in first quarter sales is primarily due to sales from non-comparable new stores, offset by a 0.3% decrease in comparable store sales. The decrease in comparable sales for the first quarter of 2005 was comprised of a 0.3% decrease in the number of transactions offset by a flat average transaction amount.  Average store sales for the first quarter decreased 3.1% when compared to the same prior year quarter.

Gross profit increased $6.6 million, or 10.0%, to $72.6 million for the three months ending March 31, 2005 as compared to last year’s first quarter of $66.0 million, primarily as a result of our increased net sales.  Our gross profit percentage decreased to 39.1% from 39.2% in the prior year’s first quarter.  This 0.1% decrease is comprised of a 0.6% decrease in gross margin due to a shift in product mix and a lower initial mark up in the first quarter of 2005 as compared to the first quarter of 2004, offset by a 0.4% reduction in our distribution and freight expenses and a 0.1% decrease in damages and shrink.

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

Selling, general and administrative expenses increased $9.6 million, or 18.3%, to $62.1 million from $52.5 million in the first quarter of 2004.  The increase was attributable to the opening of new stores, to the $3.9 million lease accounting adjustment and to increases in variable expenses.  As a percentage of net sales these expenses increased 2.3% to 33.5% in the first quarter of 2005 from 31.2% in the first quarter of 2004.  The increased percentage is primarily due to the 2.1% increase in rent expense due to the lease accounting adjustment and includes a 0.8% increase related to rent, occupancy and depreciation expense associated with the increase in our store base, offset by a 0.7% decrease in advertising expense.

Net interest and other income (expense) decreased $0.2 million compared to the first quarter of 2004.   This reduction is a result of limited borrowings under our revolving credit line in the first quarter 2005 as compared to the first quarter 2004.

The income tax provision for the three month periods ended March 31, 2005 and 2004 was $3.8 million and $5.1 million, respectively, reflecting an effective tax rate of 36.3% and 38.5%, respectively.  The effective tax rate is lower in the first quarter of 2005 as compared to the first quarter of 2004 due to a lower estimated annual effective tax for 2005 and an adjustment of tax reserves related to a favorable settlement with a taxing authority.

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

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $26.8 million and $37.5 million, respectively, representing a $10.7 million decrease. This decrease is predominantly due to the decrease in inventory purchases in the first quarter of 2005 as compared to the first quarter of 2004, offset by the increase in estimated income tax payments and in advertising prepayments.

At March 31, 2005, our inventory increased $23.5 million to $212.6 million from $189.1 million at December 31, 2004 primarily due to the increase in the number of stores and the normal seasonal build-up of inventory.  Accounts payable balances have increased to $76.6 million as of March 31, 2005 from $72.7 million at December 31, 2004.

Capital expenditures principally associated with new store opening and warehouse equipment were $4.0 million and $6.3 million for the three months ending March 31, 2005 and 2004, respectively.  We expect to spend approximately $14.0 million for additional capital expenditures for the remainder of 2005, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center and corporate office.

We have a $210 million revolving credit facility that expires in December 2009.  Any borrowing under the revolving credit facility will incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.

At March 31, 2005, we had no debt outstanding under the revolving credit facility and had availability of $202.1 million.  As of March 31, 2005 and 2004, we had outstanding letters of credit of $7.9 million and $6.2 million, respectively, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of March 31, 2005, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Three Months Ended March 31 2005	Three Months Ended March 31 2004	Twelve Months Ended December 31, 2004

Stores Open at beginning of period	662	577	577
Stores Opened	18	18	89
Stores Closed	(7)	(1)	(4)
Stores Open at end of period	673	594	662

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of March 31, 2005, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2005 to ensure that material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees.  The settlement agreement is currently under appeal by one of the plaintiffs.

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.  We have reached a memorandum of understanding on a settlement with the plaintiffs but no formalized settlement agreement has been submitted to the court.

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
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998).

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999) .

3.1.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999.
3.2

Amended and Restated By-laws of the Company. (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998).

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certifications of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                 The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	May 2, 2005	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999
3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                 The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.