Form 10-Q
period 2005-06-30
TUESDAY MORNING CORP/DE
filed 2005-08-01
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2005
Common Stock, par value $0.01 per share	41,323,417

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  These statements may be found throughout this Form 10-Q particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others.  Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial position, and our business outlook or state other “forward-looking” information.

Readers are referred to the caption “Risk Factors” appearing at the end of Item I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•                  uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis;

•                  conditions affecting consumer spending, such as high gasoline prices;

•                  general regional and national economic conditions;

•                  inclement weather, such as the pattern of hurricanes that affected the Southeast U.S. in August and September 2004;

•                  changes in our merchandise mix;

•                  timing and type of sales events, promotional activities and other advertising;

•                  uncertainties arising out of world events;

•                  increased or new competition;

•                  our ability to continuously attract buying opportunities for closeout merchandise and anticipate consumer demand as closeout merchandise becomes available;

•                  loss of, or disruption in, our centralized distribution center;

•                  loss or departure of one or more members of our senior management;

•                  our dependence on external funding sources;

•                  an increase in the cost or a disruption in the flow our products;

•                  environmental regulations;

•                  seasonal and quarterly fluctuations; and

•                  fluctuations in our comparable store results.

We undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

The terms “Tuesday Morning,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2005	Dec. 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$5,486	$45,067
Inventories	207,742	189,132
Prepaid expenses and other current assets	5,932	5,169
Deferred income taxes	5,991	5,991
Total current assets	225,151	245,359

Property and equipment, net	87,940	86,332
Deferred financing costs	770	877
Other assets	3,948	3,552

Total Assets	$317,809	$336,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,419	$72,722
Accrued liabilities	33,361	39,549
Income taxes payable	8,583	17,483
Total current liabilities	111,363	129,754

Revolving credit facility	3,500	—
Deferred rent	4,304	165
Deferred income taxes	9,051	9,051

Total Liabilities	128,218	138,970

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,323,417 shares issued and outstanding at June 30, 2005 and 41,101,965 shares at December 31, 2004	413	411
Additional paid-in capital	189,245	188,969
Retained earnings	—	7,745
Accumulated other comprehensive income (loss)	(67)	25

Total Stockholders’ Equity	189,591	197,150

Total Liabilities and Stockholders’ Equity	$317,809	$336,120

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$218,756	$210,697	$404,350	$379,294
Cost of sales	137,338	134,307	250,374	236,892
Gross profit	81,418	76,390	153,976	142,402
Selling, general and administrative expenses	64,672	59,837	126,794	112,368
Operating income	16,746	16,553	27,182	30,034
Other income (expense):
Interest income	64	3	98	7
Interest expense	(164)	(472)	(370)	(883)
Other income	239	206	432	447
	139	(263)	160	(429)
Income before income taxes	16,885	16,290	27,342	29,605
Income tax expense	6,355	6,281	10,146	11,407

Net income	$10,530	$10,009	$17,196	$18,198

Earnings Per Share
Net income per common share:
Basic	$0.26	$0.24	$0.42	$0.44
Diluted	$0.25	$0.24	$0.41	$0.44
Weighted average number of common shares:
Basic	41,204	41,047	41,167	41,013
Diluted	41,743	41,716	41,714	41,764

Dividends per common share	$0.65	—	$0.65	—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2005	2004

Net cash flows from operating activities:
Net income	$17,196	$18,198
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,978	5,429
Amortization of financing fees	86	202
Other non-cash items	(62)	43
Change in operating assets and liabilities:
Inventories	(18,610)	(61,579)
Prepaid and other assets	(1,138)	(966)
Accounts payable	(3,303)	894
Accrued liabilities	(6,188)	(2,873)
Deferred rent	4,139	—
Income taxes payable	(8,900)	(7,833)
Net cash used in operating activities	(9,802)	(48,485)

Net cash flows from investing activities:
Capital expenditures	(8,586)	(11,858)
Net cash used in investing activities	(8,586)	(11,858)

Net cash flows from financing activities:
Payment of dividends to common stockholders	(26,854)	—
Proceeds from revolving credit facility, net	3,500	44,500
Payment of financing fees	—	(337)
Proceeds from exercise of common stock options and stock purchase plan purchases	2,161	390
Net cash (used in) provided by financing activities	(21,193)	44,553
Net decrease in cash and cash equivalents	(39,581)	(15,790)
Cash and cash equivalents, beginning of period	45,067	23,536
Cash and cash equivalents, end of period	$5,486	$7,746

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

3.               Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to shareholders. Total comprehensive income for the three month period ended June 30, 2005 and 2004 was $10.5 million and $10.0 million, respectively and for the six month period ended June 30, 2005 and 2004 was $17.1 million and $18.1 million, respectively.

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

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.  We entered into a settlement agreement on July 7, 2005 with the plaintiffs.  There was no material impact to our financial statements related to this settlement.

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

5.               Earnings per common share

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share data)	2005	2004	2005	2004

Basic earnings per share:
Net income	$10,530	$10,009	$17,196	$18,198
Weighted average number of common shares outstanding	41,204	41,047	41,167	41,013
Net income per common share	$0.26	$0.24	$0.42	$0.44

Diluted earnings per share:
Net income	$10,530	$10,009	$17,196	$18,198

Dilutive effect of employee stock options	539	669	547	751
Weighted average number of common shares outstanding	41,204	41,047	41,167	41,013
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,743	41,716	41,714	41,764

Net income per common share	$0.25	$0.24	$0.41	$0.44

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

At June 30, 2005, we had $3.5 million outstanding under the revolving credit facility and had availability of $196.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$10,530	$10,009	$17,196	$18,198
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	956	839	1,956	1,658
Pro-forma net income	$9,574	$9,170	$15,240	$16,540

Net income per common share:
Basic as reported	$0.26	$0.24	$0.42	$0.44
Basic pro-forma	$0.23	$0.22	$0.37	$0.40
Diluted as reported	$0.25	$0.24	$0.41	$0.44
Diluted pro-forma	$0.23	$0.22	$0.37	$0.40

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure will no longer be an alternative.

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

We have determined that we will adopt the “modified prospective” method under Statement 123(R).

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on the model chosen to determine fair value for grants after January 1, 2006. However, had we adopted Statement 123(R) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described above in the disclosure of pro forma net income and earnings per share. While Statement 123(R) permits entities to continue use of the Black-Scholes option pricing model, Statement 123(R) also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the adoption of Statement 123(R).

8.               Reclassifications - Certain prior year amounts have been reclassified to conform to the current period presentation.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

•       We sell upscale, name brand home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 692 stores in 45 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•       Our store base has grown at approximately 10% per year for each of the last five years, and during the first six months of 2005 we expanded our store base by 38 new stores and had 8 store closures.

•       During the second quarter of 2005 we paid our first annual dividend of $26.9 million to our common stockholders and intend in the future to continue our payment of an annual dividend to our stockholders.

•       Our operating profits, combined with more efficient use of working capital and increased inventory turns over past years have increased cash flow, which has been used to reduce debt. At June 30, 2005, we had $3.5 million in debt outstanding as compared to $44.5 million in debt outstanding at June 30, 2004. We anticipate using our revolving credit facility during certain periods of the remainder of 2005 for inventory purchases and capital expenditures, but we expect to generate excess cash flow for the fiscal year 2005. We will be evaluating appropriate uses of our excess cash flow in the future, including the use of capital to expand the business and to pay future dividends.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	63.7	61.9	62.5
Gross profit	37.2	36.3	38.1	37.5
Selling, general and administrative expense	29.6	28.4	31.4	29.6
Operating income	7.6	7.9	6.7	7.9
Net interest expense and other income (expense)	0.1	(0.2)	0.1	(0.1)
Income before income taxes	7.7	7.7	6.8	7.8
Income tax expense	2.9	2.9	2.5	3.0

Net income	4.8%	4.8%	4.3%	4.8%

Three Months Ended June 30, 2005

Compared to the Three Months Ended June 30, 2004

During the second quarter of 2005, net sales increased to $218.8 million from $210.7 million, an increase of $8.1 million or 3.8% compared to the same quarter of 2004. The increase in second quarter sales is primarily due to sales from non-comparable new stores, offset by a 4.7% decrease in comparable store sales.  The decrease in comparable store sales for the second quarter of 2005 was comprised of a nominal decrease in the number of transactions and a 4.3% decrease in the average transaction amount.  Average store sales for the second quarter of 2005 decreased 7.5% when compared to the same prior year quarter.

Gross profit increased $5.0 million or 6.6% to $81.4 million for the three months ended June 30, 2005 as compared to last year’s second quarter of $76.4 million, primarily as a result of our increased net sales.  Our gross profit percentage increased to 37.2% from 36.3% in the prior year’s second quarter.  This 0.9% increase is primarily due to the decrease in the cost of markdowns taken during the second quarter of 2005 and to a lesser extent the leveraging of our freight and distribution costs.

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

Selling, general and administrative expenses increased $4.8 million, or 8.1%, to $64.7 million from $59.8 million in the second quarter of 2004.  The increase was attributable to the opening of new stores and increases in advertising expense.  As a percentage of net sales these expenses increased 1.2% to 29.6% in second quarter of 2005 from 28.4% in the second quarter of 2004.  The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales and includes a 0.9% increase related to rent, occupancy and depreciation expense and a 0.8% increase in advertising, offset by a 0.5% decrease in general and administrative expenses.

Net interest and other income (expense) decreased $0.4 million compared to the second quarter of 2004.   This reduction is a result of limited borrowings under our revolving credit line in the second quarter of 2005 as compared to the second quarter of 2004.

The income tax provision for the three month periods ended June 30, 2005 and 2004 was $6.4 million and $6.3 million, respectively, reflecting an effective tax rate of 37.6% and 38.6%, respectively.  The effective tax rate is lower in the second quarter of 2005 as compared to the second quarter of 2004 due to a lower estimated annual effective tax for 2005.

Six Months Ended June 30, 2005

Compared to the Six Months Ended June 30, 2004

During the first six months of 2005, net sales increased to $404.4 million from $379.3 million, an increase of $25.1 million or 6.6% compared to the same period of 2004. The increase in sales for the first six months of 2005 is primarily due to sales from non-comparable new stores, offset by a 2.7% decrease in comparable store sales.  The decrease in comparable store sales for the first six months of 2005 was comprised of a nominal decrease in the number of transactions and a 2.3% decrease in the average transaction amount.  Average store sales for the first six months of 2005 decreased 5.5% when compared to the same prior year period.

Gross profit increased $11.6 million or 8.1% to $154.0 million for the six months ended June 30, 2005 as compared to the six month period last year of $142.4 million, primarily as a result of our increased net sales.  Our gross profit percentage increased to 38.1% from 37.5% in the prior year’s six month period.  This 0.6% increase is primarily due to a 0.3% improvement in our leveraging of our distribution and freight expenses and a 0.3% reduction in the cost of markdowns.

Selling, general and administrative expenses increased $14.4 million, or 12.8%, to $126.8 million in the first six months of 2005 from $112.4 million in the first six months of 2004.  The increase was attributable to the opening of new stores, to the $3.9 million lease accounting adjustment taken in the first quarter of 2005 and to increases in variable expenses.  As a percentage of net sales these expenses increased 1.8% to 31.4% in the first six months of 2005 from 29.6% in the first six months of 2004.  The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales and includes a 1.0% increase in rent expense due to the lease accounting adjustment and a 0.8% increase related to rent, occupancy and depreciation expense.

Net interest and other income (expense) decreased $0.6 million compared to the first six months of 2004.  This reduction is a result of limited borrowings under our revolving credit line in the first six months of 2005 as compared to the first six months of 2004.

The income tax provision for the six month periods ended June 30, 2005 and 2004 was $10.1 million and $11.4 million, respectively, reflecting an effective tax rate of 37.1% and 38.5%, respectively.  The effective tax rate is lower in the first six months of 2005 as compared to the first six months of 2004 due to a lower estimated annual effective tax for 2005 and the adjustment of tax reserves related to favorable settlements with taxing authorities.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flow strategy during the last three years has been focused on funding our store growth and distribution improvements and reducing our debt and financing costs associated with our recapitalization in 1997. Our cash flows will continue to be utilized for the expansion of our business and to pay future annual dividends. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $9.8 million and $48.5 million, respectively, representing a $38.7 million decrease. This decrease is predominantly due to the decrease in inventory purchases in the first six months of 2005 as compared to the first six months of 2004.

At June 30, 2005, our inventory increased $18.6 million to $207.7 million from $189.1 million at December 31, 2004 primarily due to the increase in the number of stores.

Capital expenditures principally associated with new store opening and warehouse equipment were $8.6 million and $11.9 million for the six months ended June 30, 2005 and 2004, respectively.  We expect to spend approximately $9.4 million for additional capital expenditures for the remainder of 2005, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center.

During the second quarter of 2005, our board of directors approved the issuance of our first annual dividend of $0.65 per share of common stock.  The dividend of $26.9 million was paid on June 20, 2005 to the 41.3 million shareholders of record on June 6, 2005.  In the future we intend to continue the payment of an annual dividend.

We have a $210 million revolving credit facility that expires in December 2009.  Any borrowing under the revolving credit facility will incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.

At June 30, 2005, we had $3.5 million in debt outstanding under the revolving credit facility and had availability of $196.8 million.  As of June 30, 2005 and 2004, we had outstanding letters of credit of $9.7 million and $7.9 million, respectively, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of June 30, 2005, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, an annual dividend and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2004

Stores open at beginning of period	662	577	577
Stores opened during the period	38	47	89
Stores closed during the period	(8)	(3)	(4)
Stores open at end of period	692	621	662

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of June 30, 2005, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2005 to ensure that material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego.  The plaintiffs are alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues.  We entered into a settlement agreement on July 7, 2005 with the plaintiffs.  There was no material impact to our financial statements related to this settlement.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 17, 2005, the following proposals were submitted to stockholders with the following results:

1.                              Election of six directors to serve until their terms expire at the annual meeting of stockholders to be held in 2006, or the earlier of retirement, resignation or removal

	Number of Shares
	For	Withheld	Broker Non-Votes

Benjamin D. Chereskin	35,942,097	4,381,574	—
Kathleen Mason	32,001,668	8,322,003	—
William J. Hunckler, III	35,980,249	4,343,422	—
Robin P. Selati	34,664,679	5,658,992	—
Henry F. Frigon	35,617,738	4,705,933	—
Giles H. Bateman	38,668,644	1,665,027	—

2.                              Ratification of the selection of Ernst & Young as our independent registered public accounting firm for the year ending December 31, 2005

Number of Shares

For	40,301,587

Against	13,539

Abstain	8,545

No other matters were voted upon at the meeting.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since April 21, 2003.

Item 6.   Exhibits

Exhibit Number	Title of Exhibit
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company. (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1

Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)

10.2

Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)

10.3	First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan
10.4	First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer of the Company pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certifications of the Chief Financial Officer of the Company pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	August 1, 2005	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10Q (File No. 000-19658) as filed with the Commission on May 2, 2005).

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1

Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)

10.2

Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)

10.3	First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan
10.4	First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                 The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.