Form 10-Q
period 2005-09-30
TUESDAY MORNING CORP/DE
filed 2005-10-31
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, par value $0.01 per share	41,369,447

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

•                  conditions affecting consumer spending, such as high gasoline prices and household utility costs;

•                  general regional and national economic conditions;

•                  inclement weather, such as the pattern of hurricanes that affected the Southeast U.S. in August and September 2004 and again in September 2005;

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

•                  an increase in the cost or a disruption in the flow of our products;

•                  environmental regulations;

•                  seasonal and quarterly fluctuations; and

•                  fluctuations in our comparable store results.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements were made.  We undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

The terms “Tuesday Morning,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$6,146	$45,067
Inventories	293,358	189,132
Prepaid expenses and other current assets	8,176	5,169
Deferred income taxes	5,991	5,991
Total current assets	313,671	245,359

Property and equipment, net	88,610	86,332
Deferred financing costs	728	877
Other assets	4,744	3,552

Total Assets	$407,753	$336,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,939	$72,722
Accrued liabilities	35,036	39,549
Income taxes payable	8,286	17,483
Total current liabilities	146,261	129,754

Revolving credit facility	49,500	—
Deferred rent	4,481	165
Deferred income taxes	9,051	9,051

Total Liabilities	209,293	138,970

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,365,947 shares issued and outstanding at September 30, 2005 and 41,101,965 shares at December 31, 2004	414	411
Additional paid-in capital	189,857	188,969
Retained earnings	8,213	7,745
Accumulated other comprehensive income (loss)	(24)	25

Total Stockholders’ Equity	198,460	197,150

Total Liabilities and Stockholders’ Equity	$407,753	$336,120

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$192,276	$186,148	$596,626	$565,442
Cost of sales	117,577	117,525	367,951	354,417
Gross profit	74,699	68,623	228,675	211,025
Selling, general and administrative expenses	61,387	55,700	188,181	168,068
Operating income	13,312	12,923	40,494	42,957
Other income (expense):
Interest income	—	1	98	8
Interest expense	(553)	(868)	(922)	(1,751)
Other income	202	190	633	637
	(351)	(677)	(191)	(1,106)
Income before income taxes	12,961	12,246	40,303	41,851
Income tax expense	4,748	4,724	14,894	16,131

Net income	$8,213	$7,522	$25,409	$25,720

Earnings Per Share
Net income per common share:
Basic	$0.20	$0.18	$0.62	$0.63
Diluted	$0.20	$0.18	$0.61	$0.62
Weighted average number of common shares:
Basic	41,352	41,061	41,229	41,029
Diluted	41,872	41,771	41,768	41,743

Dividends per common share	$—	$—	$0.65	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2005	2004

Net cash flows from operating activities:
Net income	$25,409	$25,720
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,713	8,289
Amortization of financing fees	128	399
Other non-cash items	(4)	55
Change in operating assets and liabilities:
Inventories	(104,226)	(119,376)
Prepaid and other assets	(4,178)	(2,986)
Accounts payable	30,217	20,053
Accrued liabilities	(4,513)	(1,429)
Deferred rent	4,316	—
Income taxes payable	(9,197)	(8,380)
Net cash used in operating activities	(51,335)	(77,655)

Net cash flows from investing activities:
Capital expenditures	(12,991)	(18,449)
Net cash used in investing activities	(12,991)	(18,449)

Net cash flows from financing activities:
Payment of dividends to common stockholders	(26,854)	—
Proceeds from revolving credit facility, net	49,500	80,700
Payment of financing fees	—	(387)
Proceeds from exercise of common stock options and stock purchase plan purchases	2,759	838
Net cash provided by financing activities	25,405	81,151
Net decrease in cash and cash equivalents	(38,921)	(14,953)
Cash and cash equivalents, beginning of period	45,067	23,536
Cash and cash equivalents, end of period	$6,146	$8,583

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

As a result of this adjustment, we recorded a non-cash, $3.9 million ($2.4 million, net of income tax or $0.06 per diluted share) cumulative charge to earnings during the first quarter of fiscal 2005. The adjustment did not impact historical or future net cash flows or the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous period.

3.               Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to shareholders. Total comprehensive income for the three month period ended September 30, 2005 and 2004 was $8.3 million and $7.5 million, respectively and for the nine month period ended September 30, 2005 and 2004 was $25.4 million and $25.6 million, respectively.

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

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), is alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004. This lawsuit is set for trial in November 2005.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.               Earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Basic earnings per share:
Net income	$8,213	$7,522	$25,409	$25,720
Weighted average number of common shares outstanding	41,352	41,061	41,229	41,029
Net income per common share	$0.20	$0.18	$0.62	$0.63

Diluted earnings per share:
Net income	$8,213	$7,522	$25,409	$25,720

Dilutive effect of employee stock options	520	710	539	714
Weighted average number of common shares outstanding	41,352	41,061	41,229	41,029
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,872	41,771	41,768	41,743

Net income per common share	$0.20	$0.18	$0.61	$0.62

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

At September 30, 2005, we had $49.5 million outstanding under the revolving credit facility and had availability of $150.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$8,213	$7,522	$25,409	$25,720
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	959	983	2,915	2,641
Pro-forma net income	$7,254	$6,539	$22,494	$23,079

Net income per common share:
Basic as reported	$0.20	$0.18	$0.62	$0.63
Basic pro-forma	$0.18	$0.16	$0.55	$0.56
Diluted as reported	$0.20	$0.18	$0.61	$0.62
Diluted pro-forma	$0.17	$0.16	$0.54	$0.56

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on the varying assumptions required to to determine the fair value of an option. However, had we adopted Statement 123(R) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described above in the disclosure of pro forma net income and earnings per share. While Statement 123(R) permits entities to continue use of the Black-Scholes option pricing model, Statement 123(R) also permits the use of a “binomial model.” We will continue to utilize the Black-Scholes option pricing model upon the adoption of Statement 123(R).

8.               Reclassifications - Certain prior year amounts have been reclassified to conform to the current period presentation.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

•       We sell upscale, name brand home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 713 stores in 45 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•       Our store base has grown at approximately 10% per year for each of the last five years, and during the first nine months of 2005 we expanded our store base by 62 new stores and had 11 store closures.

•       During the second quarter of 2005, we paid our first annual dividend of $0.65 per share totaling $26.9 million to our common stockholders and intend in the future to continue our payment of an annual dividend to our stockholders.

•       Our operating profits, combined with more efficient use of working capital and increased inventory turns over past years have increased cash flow, which has been used to reduce debt. At September 30, 2005, we had $49.5 million in debt outstanding as compared to $80.7 million in debt outstanding at September 30, 2004. We anticipate using our revolving credit facility during certain periods of the remainder of 2005 for inventory purchases and capital expenditures, but we expect to generate excess cash flow for the fiscal year 2005. We will be evaluating appropriate uses of any excess cash flow, including the use of capital to expand the business and to pay future dividends.

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

As a result of this adjustment, we recorded a non-cash, $3.9 million ($2.4 million, net of income tax or $0.06 per diluted share) cumulative charge to earnings during the first quarter of 2005. The adjustment did not impact historical or future net cash flows or the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	63.1	61.7	62.7
Gross profit	38.8	36.9	38.3	37.3
Selling, general and administrative expense	31.9	30.0	31.5	29.7
Operating income	6.9	6.9	6.8	7.6
Net interest expense and other income (expense)	(0.2)	(0.3)	0.0	(0.2)
Income before income taxes	6.7	6.6	6.8	7.4
Income tax expense	2.4	2.6	2.5	2.8
Net income	4.3%	4.0%	4.3%	4.6%

Three Months Ended September 30, 2005

Compared to the Three Months Ended September 30, 2004

During the third quarter of 2005, net sales increased to $192.3 million from $186.1 million, an increase of $6.2 million or 3.3% compared to the same quarter of 2004. The increase in third quarter sales is primarily due to sales from non-comparable new stores, offset by a 4.4% decrease in comparable store sales.  Approximately 0.8% of the comparable store decrease was due to lower sales production at various stores in the Gulf coast states that were affected by hurricanes Katrina and Rita.  Without the affect of the hurricanes, comparable store sales would have been a decrease of 3.6%.  The decrease in comparable store sales for the third quarter of 2005 was comprised of a 5.4% decrease in the number of transactions and a 1.0% increase in the average transaction amount.  Average store sales for the third quarter of 2005 decreased 7.1% when compared to the same prior year quarter.

Gross profit increased $6.1 million or 8.9% to $74.7 million for the three months ended September 30, 2005 as compared to last year’s third quarter of $68.6 million, as a result of our increased net sales and lower required markdowns.  Our gross profit percentage increased to 38.8% from 36.9% in the prior year’s third quarter.  This 1.9% increase is primarily due to the 1.4% decrease in the cost of markdowns taken during the third quarter of 2005 and the slight improvement in our product sales mix and to a 0.5% improvement in the leveraging of our freight and distribution costs.

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

Selling, general and administrative expenses increased $5.7 million, or 10.2%, to $61.4 million from $55.7 million in the third quarter of 2004.  The increase was primarily attributable to the opening of new stores and increases in advertising expense.  As a percentage of net sales these expenses increased 1.9% to 31.9% in third quarter of 2005 from 30.0% in the third quarter of 2004.  The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales and includes a 1.6% increase related to rent, occupancy and depreciation expense and a 0.7% increase in advertising, offset by a 0.4% decrease in general and administrative expenses.

Net interest and other income (expense) decreased $0.3 million compared to the third quarter of 2004.   This reduction is a result of less borrowings under our revolving credit line in the third quarter of 2005 as compared to the third quarter of 2004.

The income tax provision for the three month periods ended September 30, 2005 and 2004 was $4.7 million respectively, reflecting an effective tax rate of 36.6% and 38.6%, respectively.  The effective tax rate is lower in the third quarter of 2005 as compared to the third quarter of 2004 due to a lower estimated annual effective tax for 2005 and the net adjustments to tax reserves related to the net favorable settlements with certain state taxing authorities.

Nine Months Ended September 30, 2005

Compared to the Nine Months Ended September 30, 2004

During the first nine months of 2005, net sales increased to $596.6 million from $565.4 million, an increase of $31.2 million or 5.5% compared to the same period of 2004. The increase in sales for the first nine months of 2005 is primarily due to sales from non-comparable new stores, offset by a 3.3% decrease in comparable store sales.  The decrease in comparable store sales for the first nine months of 2005 was comprised of a 2.0% decrease in the number of transactions and a 1.3% decrease in the average transaction amount.  Average store sales for the first nine months of 2005 decreased 6.0% when compared to the same prior year period.

Gross profit increased $17.7 million or 8.4% to $228.7 million for the nine months ended September 30, 2005 as compared to the nine month period last year of $211.0 million, primarily as a result of our increased net sales.  Our gross profit percentage increased to 38.3% from 37.3% in the prior year’s nine month period.  This 1.0% increase is primarily due to a 0.7% reduction in the cost of markdowns and a 0.3% improvement in our leveraging of our distribution and freight expenses.

Selling, general and administrative expenses increased $20.1 million, or 12.0%, to $188.2 million in the first nine months of 2005 from $168.1 million in the first nine months of 2004.  The increase was primarily attributable to the opening of new stores, to the $3.9 million lease accounting adjustment taken in the first quarter of 2005 and to increases in variable expenses.  As a percentage of net sales these expenses increased 1.8% to 31.5% in the first nine months of 2005 from 29.7% in the first nine months of 2004.  The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales and includes a 0.7% increase in rent expense due to the lease accounting adjustment and a 1.1% increase related to rent, occupancy and depreciation expense.

Net interest and other income (expense) decreased $0.9 million compared to the first nine months of 2004.  This reduction is a result of less borrowings under our revolving credit line in the first nine months of 2005 as compared to the first nine months of 2004.

The income tax provision for the nine month periods ended September 30, 2005 and 2004 was $14.9 million and $16.1 million, respectively, reflecting an effective tax rate of 37.0% and 38.5%, respectively.  The effective tax rate is lower in the first nine months of 2005 as compared to the first nine months of 2004 due to a lower estimated annual effective tax for 2005 and the net adjustment of tax reserves related to net favorable settlements with certain state taxing authorities.

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

Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $51.3 million and $77.7 million, respectively, representing a $26.4 million decrease. This decrease is predominantly due to the decrease in inventory purchases in the first nine months of 2005 as compared to the first nine months of 2004.

At September 30, 2005, our inventory increased $104.3 million to $293.4 million from $189.1 million at December 31, 2004 primarily due to the normal seasonal build-up of inventory for the holiday season and the increase in the number of stores.

Capital expenditures principally associated with new store opening and warehouse equipment were $13.0 million and $18.4 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in capital expenditures is due to reduced spending on warehouse equipment in the nine months ended September 30, 2005 as compared to the the nine months ended September 30, 2004.  We expect to spend approximately $3.5 million for additional capital expenditures for the remainder of 2005, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center.

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

At September 30, 2005, we had $49.5 million in debt outstanding under the revolving credit facility and had availability of $150.8 million.  As of September 30, 2005 and 2004, we had outstanding letters of credit of $9.7 million and $7.9 million, respectively, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of September 30, 2005, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, an annual dividend and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2004

Stores open at beginning of period	662	577	577
Stores opened during the period	62	68	89
Stores closed during the period	(11)	(4)	(4)
Stores open at end of period	713	641	662

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of September 30, 2005, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2005 to ensure that material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), is alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004. This lawsuit is set for trial in November 2005.

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
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1

First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)

10.2

First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	October 31, 2005	By:	/s/ Loren K. Jensen
Loren K. Jensen, Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1

First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)

10.2

First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)

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