Form 10-K/A
period 2004-12-31
TUESDAY MORNING CORP/DE
filed 2006-02-24
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2005 (the “Form 10-K”), for the purpose of filing a correction to the Report of Independent Registered Public Accounting Firm. The correction was in response to a comment by the SEC staff to remove the reference to “auditing standards” in the first sentence of the second paragraph and replace the reference with the word, “standards.” This Form 10-K/A continues to speak as of the date that the initial Form 10-K was filed with the SEC, and we have not updated the disclosures herein to reflect any information or events subsequent to the filing of the initial Form 10-K. For a discussion of events and developments thereafter, please see our reports filed with the SEC since March 9, 2005, including the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Other than revisions to the signature pages as permitted by Rule 12b-15, the remainder of this Form 10-K/A is unchanged and all subsequent references to “Form 10-K” shall refer to the initial Form 10-K, as amended by this Form 10-K/A.

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

Trademarks and Tradenames

The tradename “Tuesday Morning” is material to our business. We have registered the name “Tuesday Morning” as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including “Closing Time”® and “eTreasures”®.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

TUESDAY MORNING CORPORATION
	By:	/s/ KATHLEEN MASON
Date: February 24, 2006		Kathleen Mason Chief Executive Officer, President and Director

EXHIBIT INDEX

Exhibit No.	Description
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