Form 10-K
period 2005-12-31
TUESDAY MORNING CORP/DE
filed 2006-03-01
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                  Accelerated filer ☐                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2005 was approximately $841,619,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

At February 24, 2006, there were 41,380,422 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference to the extent indicated in Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. The factors listed below under the heading “Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

PART I

Item 1.                        Business

Overview

We are a leading closeout retailer of upscale home furnishings, gifts and related items in the United States. We opened our first store in 1974 and currently operate 732 stores in 46 states at December 31, 2005. Our stores operate during periodic “sales events,” that occur in each month except January and July. We are generally closed for the first two weeks of January and July, which are traditionally weak months for retailers. We purchase first quality, brand name merchandise at closeout and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

We believe that our customers are attracted to our stores by our advertising and direct mail program that emphasizes the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than location. This has allowed us to open our stores in secondary locations of major suburban markets such as strip malls, near our middle and upper income customers. We are able to obtain flexible lease terms because of our flexibility in site selection and our no-frills format, which allows us to use a wide variety of space configurations.

In 2005, we recorded sales of $931.8 million and operating income of $96.5 million. Since 1998, our compound annual growths of sales and operating income have been 13% and 12%, respectively. In June 2005, we paid our first ever cash dividend of $0.65 per share. We intend to continue paying a dividend in the future.

Key Operating Strengths

Our success is based on the following operating strengths:

•                    Unique Event-Based Format.   We distinguish ourselves from other retailers with a unique “event-based” selling strategy, creating the excitement of multiple “grand openings” and “closeout sales” each year. Merchandise is available in limited quantities and specific items are generally not replenished during a sales event, however, stores continue to receive new merchandise throughout a sales event. We believe that the limited quantities of specific items intensify customers’ sense of urgency to buy our merchandise. Accordingly, we have historically generated a majority of an event’s sales in the first five days of the event. We intend to continue to adhere to this strategy, but we have increased the frequency of shipments to our stores of new and different merchandise during the later stages of sales events to encourage new and repeat customer visits.

•                    Strong Sourcing Capabilities and Purchasing Flexibility.   We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers’ traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team, which has grown from 10 buyers in 1993 to 23 buyers currently, with an average of over 25 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

•                    Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.   We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of over $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize savings of 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 8 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events and the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

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

•                    Disciplined Inventory and Supply Chain Management.   We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. Our supply chain initiatives have allowed us to significantly reduce purchasing lead times and the amount of time we warehouse merchandise. Furthermore, these initiatives have resulted in a significant improvement in our inventory turnover ratio, which increased from 2.0 times per year in 2000 to 2.5 times in 2005. We have increased our shipping and sorting capacity at our main distribution center to be able to accommodate our future growth to over 900 stores.

Growth Strategy

Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, gifts and related items in the United States by:

•                    Expanding Our Store Base.   Our expansion strategy is to open new stores in both new and existing markets. This allows us to balance the cost of new market entry by leveraging advertising, purchasing, distribution and regional overhead expenses in existing markets. We plan to continue to increase our store base by approximately 65 to 70 net stores in 2006. We believe there is the potential for approximately 1,000 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

•                    Enhancing Our Sales Productivity.   We intend to increase our number of customer transactions by refining our merchandise mix and through other operating initiatives. We have increased our merchandise offerings throughout each sales event by increasing our store deliveries from 22 times per year in 2001 to over 44 times in 2005. We believe this will attract new customers, encourage repeat visits by existing customers and increase our average transaction value during the later stages of each sales event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes.

•                    Extending Our Customer Reach.   Historically, we have used direct mailings, and newspaper and print advertising to attract customers to our stores. While we believe these programs remain effective, we also believe that broadcast advertising represents an effective means to attract new customers, encourage repeat visits by our existing customers, and increase consumer awareness of Tuesday Morning. We have used television in select markets over the last four years and expect to continue our use of television advertising in 2006. We also operate our “eTreasures”® program that provides our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their home or office.

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

Products

We sell upscale home furnishings, gifts and related items. We do not sell seconds, irregulars, refurbished or factory rejects. Our merchandise primarily consists of lamps, rugs, crystal, dinnerware, silver serving pieces, gourmet housewares, bathroom, bedroom and kitchen accessories, linens, luggage, Christmas trim, toys, stationery and silk plants. We specialize in well-recognized, first quality, brand name merchandise, which has included Marquis crystal, Steinbach and Hummel collectibles, Royal Doulton and Wedgwood china and giftware, Martex bath towels, Samsonite luggage, Madame Alexander dolls, Calphalon cookware, Krups, KitchenAid and Cuisinart appliances, Lenox and Dansk tabletop, Wallace and Gorham flatware and many others.

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

Purchasing

Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic vendors and international vendors. As industry trends such as “just-in-time” inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores and distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. In 2005, our top ten vendors accounted for approximately 10.3% of total purchases, with no one vendor accounting for more than 1.6%.

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

Advertising

We plan and implement an advertising program for each sale event. Prior to each sale event, we initiate a direct mailing or email to customers on our mailing list, which consists of customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sale event and the merchandise and prices we offer. We also communicate with customers by advertising in local newspapers in each of our markets and through our eTreasures® email program.

While we believe our direct mailings and newspaper and print advertising remain effective, we believe broadcast advertising may also represent an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. We have used television advertising in select markets over the last four years and expect to continue our use of television advertising in 2006.

Stores and Store Operations

Site Selection.   As part of our growth strategy, we plan to continue increasing our total number of stores. We increased our store base by 70 net stores in 2005 and currently plan to increase our store base by approximately 65 to 70 net stores in 2006. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

We believe that our customers are attracted to our stores by our advertising and direct mail program that emphasizes the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, we believe our real estate costs are lower than those of other retailers.

Store Leases.   Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts.

Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease 24 to 36 months after entering into the lease. These kick clauses, when combined with our inexpensive and portable store fixtures provide us with flexibility in opening new stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we seldom operate locations with store level operating losses.

Store Layout.   Our opportunistic site selection and “no-frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 6,000 to 15,000 square feet and averaged approximately 9,200 square feet in 2005. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain a minimum inventory in stockrooms.

Store Operations.   We operate our stores during “sales events,” that occur once each month except for January and July. We are generally closed for the first two weeks of January and July, which are traditionally weak months for retailers. We have increased the frequency of shipments of new merchandise during a sales event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores. We have implemented initiatives to enhance the process by which merchandise is unloaded at the store and moved to the selling floor and we have increased our internal training program for store managers. Previously, new store managers attended our training program upon their hire or promotion. Now, each store manager receives on-going training on an annual basis through attending one of our monthly training sessions. We believe that this on-going training is a critical component to the success of our store management.

Store Management.   Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. We have increased our field management at the region and zone level to support and improve consistency of execution at our stores. When sales events are not in progress, employees review store inventory and supervise restocking activities in preparation for the next sales event. We employ part-time employees at each Tuesday Morning store to serve as cashiers and to assist in stocking during sales events.

Members of our management visit selected stores while sales are in progress to review inventory levels and presentation, personnel performance, expense controls, security and adherence to company procedures. In addition, regional managers periodically meet with senior management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sales events.

Store Locations.   We currently operate 732 stores in 46 states at December 31, 2005. Specific store locations can be accessed through our web site www.tuesdaymorning.com.

Distribution

An important aspect of our success involves our ability to process, sort and distribute inventory quickly and efficiently. All of our merchandise is ordered, received, inspected, counted, priced, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sales event strategy, we ship most of our merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sales event; however, new merchandise is shipped to stores throughout a sales event.

We have reduced the time merchandise remains in our distribution center from several months to just a few weeks and have increased store deliveries from 22 times per year in 2001 to over 44 times in 2005, all of which has allowed us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. The increased number of shipments also allows our stores to process shipments more effectively and restock their shelves with new merchandise during sales events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

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

At the store level, we have computer-based registers that capture daily sales data at the SKU level. Sales information, inventory information, open to buy, and other operational data is distributed daily to designated levels of management and to the individuals or groups that have responsibility for specific aspects of the business.

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

We are distinguishable from our competitors in several respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at suitable prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our focus is on primarily upscale home furnishings and related items. In addition, most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, unlike other closeout retailers, which operate on a year-round basis, we annually focus on ten major sales events. We believe that our sales events create a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Seasonality

Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Net sales in the fourth quarters of 2005, 2004 and 2003 accounted for approximately 36%, 37% and 39% respectively, of annual net sales for such years. Operating income for the fourth quarter of 2005, 2004 and 2003 accounted for approximately 58%, 59% and 63%, respectively, of annual operating income for such years.

Employees

At February 24, 2006, we employed approximately 2,000 persons on a full-time basis and approximately 6,800 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

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

We maintain an internet website at http://www.tuesdaymorning.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) are available for viewing and copying at our internet website, free of charge, as soon as reasonably practicable after we file such material with, or furnish them to, the SEC.

Any materials filed by us with the SEC may also be read and copies made at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.

Item 1A.                Risk Factors

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

As part of our growth strategy, we intend to continue to increase our total number of stores. To do so successfully, we must open stores in new and existing markets and operate these stores on a profitable basis. We increased our net store base by 62 in 2003, 85 in 2004 and 70 in 2005 and currently plan to increase our net store base by approximately 65 to 70 net stores in 2006. We cannot assure you that we will be able to achieve our expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

We opened stores in several new markets during 2005 and intend to enter into additional new markets in 2006 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Poor economic conditions affect consumer spending and may significantly harm our business.

The success of our business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that we offer, including, among other things:

•       general economic, industry and weather conditions;

•       high crude oil prices, that affect gasoline and heating oil prices;

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

Our business and results of operations are subject to uncertainties arising out of world events. These uncertainties may include a global economy slowdown, changes in consumer spending or travel, the increase in gasoline and natural gas prices, the outbreak of illnesses such as Bird Flu and the economic consequences of military action or additional terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, our ability to source products, results of operations and financial condition in the future.

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

•       entry by new competitors into markets in which we currently operate; and

•       adoption by existing competitors of innovative store formats or retail sales methods, including e-commerce and gift cards.

We cannot assure you that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business.

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

Merchandise originally manufactured and imported from overseas is a large proportion of our total product purchases. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include:

•       disruptions in the shipping and importation of imported products because of factors such as:

•        raw material shortages, work stoppages, strikes and political unrest;

•        problems with oceanic shipping, including shipping container shortages;

•        increased custom inspections of import shipments or other factors causing delays in shipments;

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

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of December 31, 2005, we leased all but one of our stores and 302,000 square feet of land and own 1,352,000 square feet of distribution facilities. In addition, we operate three aboveground diesel storage tanks at our distributions facilities. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties, owned buildings or our storage tanks. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Risks Related to Our Common Stock

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our common stock.

Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Net sales in the fourth quarters of 2005, 2004 and 2003 accounted for approximately 36%, 37% and 39%, respectively, of annual net sales for such years. Operating income for the fourth quarter of 2005, 2004 and 2003 accounted for approximately 58%, 59% and 63%, respectively, of annual operating income for such years. For more information about our seasonality, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality.” Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:

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

•       inclement weather such as hurricanes Katrina, Rita and Wilma that affected the Southern U.S. in the fall of 2005;

•       consumer trends, such as less spending due the impact of higher gasoline prices;

•       changes in our merchandise mix;

•       our ability to distribute merchandise efficiently to our stores;

•       timing and type of sales events, promotional activities or other advertising;

•       new merchandise introductions; and

•       our ability to execute our business strategy effectively.

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales decreased 4.0% in 2005 and 1.7% in 2004 and increased 3.4% in 2003. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations and could cause the price of our common stock to decrease significantly.

Our largest shareholder has significant influence over us, which may affect the rights of other shareholders.

At December 31, 2005, Madison Dearborn Capital Partners II, L.P. held a 28% shareholder interest in us. This percentage represents a substantial amount of our common stock and Madison Dearborn will continue to have significant influence over election of our directors, approval of mergers, sales of assets and other matters. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Future sales of our common stock on the public market could depress our stock price.

If our largest shareholder sells substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. As of February 24, 2006, Madison Dearborn beneficially owned 11,388,526 shares of common stock, or approximately 28% of our outstanding shares. Madison Dearborn has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted Madison Dearborn certain rights with respect to the registration of shares of our common stock held by it, including the right to require that we register the sale of all or part of the shares it holds.

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

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

Stores.   We lease all of our stores, except one located adjacent to our distribution facility, from unaffiliated third parties normally through non-cancelable leases. At December 31, 2005, the remaining terms of our store leases generally range from six months to five years with a small percentage out to ten years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments.

Distribution Facilities and Corporate Headquarters.   We own approximately 1,352,000 square feet of distribution facilities and a 79,000 square foot building which houses our corporate office in the Dallas, Texas metropolitan area.

We have leases on approximately 302,000 square feet of land for trailer storage, which expire in April 2009 and December 2013. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We will, however, need to acquire or lease additional warehouse space in approximately two to three years to accommodate our distribution requirements as our store base grows.

Item 3.                        Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. The remaining complaint relating to our salaried managers is still open and is awaiting a trial date. We are attempting to consolidate a similar lawsuit filed in Orange County, California in 2004 with this remaining manager complaint, but no agreement has been reached with the court. This case is still in discovery. We do not expect either of these complaints to have a material impact to our financial statements.

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego. The plaintiffs were alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues. We entered into a settlement agreement on July 7, 2005 with the plaintiffs. The settlement was paid in December 2005 with no material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), is alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004. This lawsuit is currently set for trial in March 2006.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

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

	High	Low
Year Ended December 31, 2004
First quarter	$35.19	$29.75
Second quarter	$34.95	$24.36
Third quarter	$34.85	$28.63
Fourth quarter	$36.73	$28.85
Year Ended December 31, 2005
First quarter	$31.72	$27.60
Second quarter	$32.92	$25.52
Third quarter	$35.90	$24.85
Fourth quarter	$28.15	$20.85

On February 24, 2006, the last reported sale price for our common stock on The NASDAQ National Market was $21.80 per share. As of February 24, 2006, there were approximately 24 holders of record, and an estimated 21,000 beneficial owners of our common stock.

Dividend Policy

During 2004 we did not declare or pay any cash dividends on our common stock. During the second quarter of 2005, we paid our first annual cash dividend of $0.65 per share totaling $26.9 million to our common stockholders and intend in the future to continue our payment of an annual cash dividend to our stockholders.

Repurchases of Common Equity

The board of directors has not authorized us to repurchase any common stock and there were no repurchases of our common stock during the fourth quarter of 2005.

Item 6.                        Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for, and as of the end of, each of the five years ended December 31, 2005. The statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$931,827	$897,841	$822,646	$728,846	$642,398
Cost of sales	574,546	556,623	513,097	461,317	421,703
Gross profit	357,281	341,218	309,549	267,529	220,695
Selling, general and administrative expenses	260,736	237,127	210,158	181,810	152,119
Operating income	96,545	104,091	99,391	85,719	68,576
Loss on early extinguishment of debt	—	—	(3,854)	—	—
Net interest and other expense	(526)	(2,275)	(8,283)	(13,783)	(18,505)
Income before income taxes	96,019	101,816	87,254	71,936	50,071
Income tax expense	35,060	39,199	33,593	27,855	19,127
Net income	$60,959	$62,617	$53,661	$44,081	$30,944
Earnings per share:
Basic	$1.48	$1.53	$1.32	$1.10	$0.78
Diluted	1.46	1.50	1.29	1.07	0.76
Weighted average shares outstanding:
Basic	41,264	41,046	40,513	40,037	39,673
Diluted	41,770	41,764	41,442	41,238	40,730
Dividends per common share	$0.65	—	—	—	—
Operating Data:
Number of stores:
Beginning of period	662	577	515	469	431
Opened during period	81	89	74	56	43
Closed during period	(11)	(4)	(12)	(10)	(5)
Open at end of period	732	662	577	515	469
Comparable store sales increase (decrease)(1)	(4.0)%	(1.7)%	3.4%	4.3%	(0.3)%
Average sales per store(2)	$1,330,000	$1,429,000	$1,481,000	$1,456,000	$1,402,000
Inventory turnover(3)	2.5	2.8	3.2	3.0	2.4

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Working capital	$152,648	$115,440	$60,954	$75,195	$90,772
Inventories	230,639	189,132	143,023	134,947	127,843
Total assets	379,927	336,120	253,394	245,294	259,007
Total debt, including current portion	—	—	—	73,224	166,205
Total stockholders’ equity	235,362	197,150	132,094	69,175	20,054

(1)          In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter. Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening. Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter. The comparable store sales increase for 2003 has been updated based on using our refined methodology. The previously reported comparable sales increase was 2.9% for 2003. Comparable store sales for 2002 and 2001 are as originally reported. Stores that relocate within the same geographic market are still considered same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

(2)          Average sales per store is the sum of the average of the sales per store for each quarter.

(3)          Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of the previous year-end and quarter-end inventory levels throughout the year.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

•       We sell upscale, name brand home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 732 stores in 46 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•       Our store base has grown at approximately 10% per year for each of the last five years and during 2005 we expanded our store base by 81 new stores and had 11 store closures.

•       During the second quarter of 2005, we paid our first annual cash dividend of $0.65 per share totaling $26.9 million to our common stockholders and intend in the future to continue our payment of an annual cash dividend to our stockholders.

•       Our operating profits, combined with more efficient use of working capital and increased inventory turns over past years have increased cash flow, which has been used to reduce debt. At December 31, 2005 and 2004, we had no debt outstanding. We anticipate using our revolving credit facility in the future to fund our inventory purchases, capital expenditures and a cash dividend payment, but we expect to generate excess cash flow for the fiscal year 2006.

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

In July 2000, we recruited Kathleen Mason, our current President and Chief Executive Officer. Under Ms. Mason’s leadership, we have improved our focus on profitability, implemented new supply chain and inventory management strategies to control our inventory levels and to ensure increased product availability in our sales events, upgraded management information systems and initiated television advertising.

As a result of these and other initiatives, we have increased our shipping and sorting capacity at our distribution center in Dallas, Texas to accommodate our future growth to over 900 stores, to discontinue use of 16 third party regional distribution centers, to increase our inventory turnover from 2.0 times in 2000 to 2.5 times in 2005 and to reduce our long-term interest bearing debt from $187.0 million in 2000 to zero at December 31, 2005.

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

Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at our cost of sales. Buying, distribution, freight and certain other general and administrative costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct full physical inventories at June 30 and December 31 to measure quantities on-hand and make appropriate adjustments to our financial statements. At December 31, 2005 and 2004, our books and records have been fully adjusted for the year-end physical inventories conducted. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on the historical trends of shrinkage as a percentage of sales. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Since we count our inventories twice a year, this reduces the subjective nature of our shrink percentage and can limit our exposure and risk of a significant error.  If our estimated shrink percentage varies by 0.2%, the impact on our annual gross profit would be insignificant with the net income impact, after tax, of less than $250 thousand to $375 thousand.

Inventory is our largest asset on our balance sheet and represents approximately 61% and 56% of total assets at December 31, 2005 and 2004, respectively. Inventory increased 21.9% or $41.5 million to $230.6 million in 2005 from $189.1 million in 2004. On a per store basis our inventory increased approximately 10.3%. The increase was primarily due to lower sales per store than planned and lower traffic levels than anticipated.

Markdowns—We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns, which vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the second and fourth quarters due primarily to seasonal merchandise, are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory on an aged basis at the end of each quarterly period to ensure all necessary price actions are taken or will be taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.

Self-Insurance Reserves—We have agreed to bear a portion of the annual cost to insure for workers’ compensation, general liability and medical claims. Amounts in excess of the designated risk levels are covered 100% by our insurance providers. Workers’ compensation claims are generally resolved within a one to four year period, but can be open and active for periods approaching seven years. There are two components that make up workers’ compensation costs, a wage replacement benefit and a health care benefit. Of these two components, the cost of health care has seen the most dramatic change over the last years with increases ranging from 8% to 15% annually. We establish reserves for the potential exposure on workers’ compensation and general liability claims based upon historical claims experience, severity factors and the use of loss development factors as determined by a third-party independent actuary. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made. If our workers’ compensation reserves recorded in 2005 were 10% higher than the actual amount recorded, the impact on our annual net income, after tax, would be less than $400 thousand. We also establish a liability for our medical claims incurred but not reported based on our historical claim experience and a claim lag study prepared by our third-party claims processor. Although this accrual has not displayed substantial volatility in the past, our actual claim costs in the future could vary materially from our past historical trends. If an adjustment to the reserve is necessary in the future, we will adjust it accordingly in the period the determination is made.

Tax, Legal and Other Contingent Reserves—We record reserves for certain legal, income tax (federal, state and local) or other contingencies when estimated future expenditures associated with such contingencies become probable and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, which are difficult to forecast or predict thereby resulting in an adjustment in the amount required to be accrued for such matters in future periods.

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

As a result of this adjustment, we recorded a one-time, non-cash, $3.9 million ($2.4 million, net of income tax) cumulative charge to earnings during the first quarter of 2005. The adjustment did not impact historical or future net cash flows or the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous periods.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.7	62.0	62.4
Gross profit	38.3	38.0	37.6
Selling, general and administrative expenses	27.9	26.4	25.5
Operating income	10.4	11.6	12.1
Loss on early extinguishment of debt	—	—	0.5
Net interest and other expense	0.1	0.2	1.0
Income tax expense	3.8	4.4	4.1
Net income	6.5%	7.0%	6.5%
Number of stores open at end of period	732	662	577

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

Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, miscellaneous store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and increases in variable expenses due to sales growth. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

2005 Compared to 2004

Net sales increased $34.0 million or 3.8% to $931.8 million in 2005 from $897.8 million in 2004, of which, $68.6 million of the increase was attributable to sales from non-comparable new stores offset by a 4.0% decrease in comparable store sales from 2004. Comparable store transactions decreased 4.4% offset by an increase of 0.4% in comparable store average ticket. Our average annual sales per store decreased by $99,000 or 6.9% to $1.3 million in 2005. Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated. Management believes traffic levels are lower due to the lower discretionary income availability of our customers due to the impact of higher gasoline and energy costs.

Gross profit increased $16.1 million or 4.7% to $357.3 million in 2005 compared to $341.2 million in 2004, of which, $12.9 million of the gross profit increase was directly attributable to an increase in our net sales. Our gross profit percentage increased to 38.3% in 2005 from 38.0% in 2004. This 0.3% increase in our gross profit percentage was primarily attributable to a 0.1% decrease in temporary and permanent markdowns, net of inventory shrink and a 0.2% improvement in the leveraging of our distribution and freight expenses.

Selling, general and administrative expenses increased $23.6 million or 10.0% to $260.7 million in 2005 from $237.1 million in the prior year. The increase was mostly attributable to the $3.9 million one-time, non-cash lease accounting adjustment taken in the first quarter of 2005 and a $15.8 million increase in store occupancy costs, store personnel costs, and store fixed asset depreciation expense primarily due to the expansion of our store base. As a percentage of sales these expenses increased 1.5% to 27.9% in 2005 from 26.4% in 2004. The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales for the year and includes a 0.4% increase in rent expense due to the lease accounting adjustment and a 1.0% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense.

Net interest and other expense decreased $1.7 million to $526 thousand in 2005 compared to $2.3 million in 2004. This decrease was attributable to $600 thousand less interest expense due to lower average borrowings levels in 2005 than in 2004 and to $1.1 million in less deferred financing costs amortization due to the replacement of our revolving credit facility in December 2004 and less deferred financing costs required for amortization.

Income tax expense decreased $4.1 million to $35.1 million in 2005 from $39.2 million in 2004 due to decreased profitability. Our effective tax rate decreased to 36.5% in 2005 from 38.5% in 2004 primarily due to the net adjustment of tax reserves related to net favorable settlements with certain state taxing authorities and due to a change in our state tax planning strategies.

2004 Compared to 2003

Net sales increased $75.2 million or 9.1% to $897.8 million in 2004 from $822.6 million in 2003. This increase was attributable primarily to $88.7 in sales from non-comparable new stores offset by a 1.7% decrease in comparable store sales from 2003. Comparable store transactions decreased 2.5% offset by an increase of 0.8% in comparable store average ticket. Our average annual sales per store decreased by

$52,000 or 3.5% to $1.4 million in 2004. Comparable store sales and sales per store decreased primarily due to the impact in the third quarter of 2004 of severe storms on 33% of our store sales base and lower than expected sales on decorative accessories and seasonal products in the fourth quarter.

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

Gross profit increased $31.7 million or 10.2% to $341.2 million in 2004 compared to $309.5 million in 2003, of which, $28.3 million of the increase was attributable to an increase in our net sales. Our gross profit percentage increased to 38.0% in 2004 from 37.6% in 2003. This 0.4% increase in our gross profit percentage was attributable to a 0.6% improvement in leveraging our distribution expenses offset by a 0.2% increase in the cost of our product, net of markdowns.

Selling, general and administrative expenses increased $27.0 million or 12.8% to $237.1 million in 2004 from $210.2 million in the prior year. The increase was mostly attributable to a $22.3 million increase in store occupancy costs, store personnel costs, and store fixed asset depreciation expense primarily due to the expansion of our store base. As a percentage of sales these expenses increased 0.9% to 26.4% in 2004 from 25.5% in 2003. The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales for the year and includes a 1.1% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense offset by a 0.3% decrease in advertising expense.

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

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flow strategy during the last three years has been focused on funding our store growth and distribution improvements, reducing our debt and financing costs associated with our recapitalization in 1997 and payment of our first cash dividend. Our cash flows will continue to be utilized for the expansion of our business and payment of an annual cash dividend.

Net cash flows provided from operating activities in 2005, 2004 and 2003 were $38.7 million, $44.8 million and $79.4 million, respectively. In 2005, the decrease in net cash from operating activities is due to our negative comparable stores sales for the year and lower sales per store than anticipated and our $5 million increase in income tax payments, offset by our lower volume of inventory purchases. In 2004, the decrease in net cash from operating activities is due to the build-up of inventory to more historical levels and lower sales per store than planned especially in the fourth quarter of 2004. Cash and cash equivalents as of December 31, 2005, 2004 and 2003 were $43.5 million, $45.1 million and $23.5 million, respectively.

Capital expenditures, principally associated with new store openings and distribution center systems enhancements, were $16.1 million, $23.0 million and $17.3 million for 2005, 2004 and 2003, respectively. During each year, capital expenditures were primarily for new store openings, various distribution center equipment and improvements and corporate office equipment and improvements. In 2006, we expect to spend approximately $18 million for capital expenditures, primarily for new store openings. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

During the second quarter of 2005, our board of directors approved the issuance of our first annual cash dividend of $0.65 per share of common stock. The cash dividend of $26.9 million was paid June 20, 2005 to 41.3 million shareholders of record on June 6, 2005. For 2006, we intend to pay a cash dividend of $0.80 per share of common stock to shareholders on March 30, 2006.

We have a $210 million revolving credit facility which expires December 2009. Any borrowing under the revolver will incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.

We had no balances outstanding related to our revolving credit facility at December 31, 2005 and 2004 and had borrowing availability of $200.3 million at December 31, 2005. As of December 31, 2005, we had outstanding letters of credit of $9.7 million under the revolving credit facility, primarily for self-insurance purposes.

The new revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of December 31, 2005, we were in compliance with all covenants.

We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures, cash dividends and interest payments for the next twelve months.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Non-cancelable operating leases	$192,466	$53,776	$85,250	$40,504	$12,936

We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. We have no capital lease obligations or long-term debt at December 31, 2005.

Quarterly Results and Seasonality

The following tables set forth some of our quarterly financial data for the eight quarters ended December 31, 2005. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands except for per share data and comparable store sales)

	Quarters Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Net sales	$185,594	$218,756	$192,276	$335,201
Gross profit	72,558	81,418	74,699	128,606
Operating income (1)	10,436	16,746	13,312	56,051
Net income (1)	6,666	10,530	8,213	35,550
Basic earnings per share	$0.16	$0.26	$0.20	$0.86
Diluted earnings per share	$0.16	$0.25	$0.20	$0.85
Comparable store sales increase (decrease)	(0.3)%	(4.7)%	(4.4)%	(5.3)%

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$168,597	$210,697	$186,148	$332,399
Gross profit	66,012	76,390	68,623	130,193
Operating income	13,481	16,553	12,923	61,134
Net income	8,189	10,009	7,522	36,897
Basic earnings per share	$0.20	$0.24	$0.18	$0.90
Diluted earnings per share	$0.20	$0.24	$0.18	$0.88
Comparable store sales increase (decrease)	1.7%	6.6%	(4.0)%	(6.6)%

(1)          Includes the lease accounting adjustment of  $3.9 million ($2.4 million, net of income tax) which was recorded in the first quarter of 2005.

Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic and weather-related conditions. The timing of sales events could impact the weighting of sales between quarters. We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and operating income being generated in the fourth quarter, which includes the holiday selling season.

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted Statement 123(R) on January 1, 2006.

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

We adopted the standard based on the “modified prospective” transition method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the model chosen to determine fair value for grants after January 1, 2006. However, had we adopted Statement 123(R) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K. While Statement 123(R) permits entities to continue the use of the Black-Scholes option pricing model, Statement 123(R) also permits the use of a “binomial model.” Based on the research done by us on the alternative models available to value option grants, and in conjunction with the type and number of stock options we expect to issue in the future, we have determined that we will continue to use the Black-Scholes option pricing model for stock option valuation upon the adoption of Statement 123(R).

Statement 123(R) includes several modifications to the way that incomes taxes are provided for in the financial statements. The expense for stock option grants is only deductible for tax purposes at the time the taxable event takes place, which will cause variability in our effective tax rates recorded throughout each year. The expected variability in our effective tax rate is caused by Statement 123(R)’s forbiddance of companies from predicting when these taxable events will take place. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million, $1.5 million, and $4.1 million in 2005, 2004 and 2003, respectively.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement

143, Accounting for Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation would require us to provide for an asset retirement obligation if any of our leases would require us to remove tenant improvements or our owned movable fixed assets. The guidance is effective for fiscal years ending after December 15, 2005, or our current year end, and would require us to record a liability for any asset retirement obligation adjusted for cumulative accretion to the date of adoption and a capitalized asset retirement cost, adjusted for accumulated depreciation, to be added to our property and equipment upon the date of adoption. Adoption of this guidance was not material to our financial position or results of operation.

In November of 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We adopted this statement on January 1, 2006 and do not expect the adoption of this statement to have a material affect on our financial position or results of operation.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2005, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rates.   We enter into foreign currency forward contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors. During 2005, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the foreign vendor’s currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of income as cost of sales at the time the inventory is sold and were immaterial to us as a whole in 2005. At December 31, 2005, we had outstanding forward foreign currency contracts to purchase approximately $1,877,000 of US dollar equivalent Euros with maturities ranging between 20 and 118 days.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2005, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor’s foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

The table below provides information about our forward foreign currency contracts at December 31, 2005 that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency. All the related contracts mature in 2006.

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Exchange Rate	Fair Value
Euro	$1,877,000	1.2115	$1,843,000

You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 10 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Interest Rates.   We had no outstanding debt at December 31, 2005; however, we use our revolving credit facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. Any borrowing under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the twelve month period ended December 31, 2005, the LIBOR and Prime rates varied from 3.35% to 4.06% and 5.25% to 7.25%, respectively. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. You can find more information about our debt in Note 4 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8.                        Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Auditors are included in this Form 10-K.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our auditors for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 9A.                Controls and Procedures

Disclosure Control Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2005 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Tuesday Morning is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act. Tuesday Morning’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Tuesday Morning’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young’s attestation report on management’s assessment of Tuesday Morning’s internal control over financial reporting appears on page F-3 hereof.

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

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference to the disclosure found under the captions “Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2006 Annual Meeting of Stockholders.

We have adopted a “Code of Ethics for Senior Financial Officers” that establishes the ethical standards to be followed by the person serving as our Chief Executive Officer and President and the person serving as our Executive Vice President and Chief Financial Officer. We have also adopted a “Code of Conduct” that establishes the business conduct to be followed by all of our employees and members of our Board of Directors. Both are available on our website at http://www.tuesdaymorning.com under “Investor Relations- Corporate Governance.”

Item 11.                 Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the disclosure found under the captions “Directors,” “Executive Officers,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2006 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the disclosure found under the caption “Beneficial Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2006 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders at December 31, 2005. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,016	$20.07	1,910
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,016	$20.07	1,910

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the disclosure found under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2006 Annual Meeting of Stockholders.

Item 14.                 Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the disclosure found under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2006 Annual Meeting of Stockholders.

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
3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1.1

Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†

10.1.2

First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.2

Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.4

Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†

10.5.1

Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†

10.5.2

First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.6

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K/A (File No. 000-19658) as filed with the Commission on February 24, 2006)

10.7

Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.8

Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.9	Bonus Agreement dated December 27, 2005 by and between Tuesday Morning Partners, Ltd. and John F. Reeves†
10.10	Bonus Agreement dated December 27, 2005 by and between Tuesday Morning, Inc. and Loren K. Jensen†
10.11	Description of Directors Compensation†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
	By:	/s/ KATHLEEN MASON
Kathleen Mason
Date: March 1, 2006		Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ KATHLEEN MASON	Chief Executive Officer, President and	March 1, 2006
Kathleen Mason	Director (Principal Executive Officer)
/s/ LOREN K. JENSEN	Executive Vice President and Chief	March 1, 2006
Loren K. Jensen	Financial Officer (Principal Financial and Accounting Officer)
/s/ BENJAMIN D. CHERESKIN	Chairman of the Board	March 1, 2006
Benjamin D. Chereskin
/s/ WILLIAM J. HUNCKLER, III	Director	March 1, 2006
William J. Hunckler, III
/s/ ROBIN P. SELATI	Director	March 1, 2006
Robin P. Selati
/s/ HENRY F. FRIGON	Director	March 1, 2006
Henry F. Frigon
/s/ GILES H. BATEMAN	Director	March 1, 2006
Giles H. Bateman

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tuesday Morning Corporation

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of  the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tuesday Morning Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, TX
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tuesday Morning Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Tuesday Morning Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tuesday Morning Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Tuesday Morning Corporation and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST AND YOUNG LLP
Dallas, TX
February 28, 2006

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$43,547	$45,067
Inventories	230,639	189,132
Prepaid expenses and other current assets	7,258	5,169
Deferred income taxes	5,071	5,991
Total current assets	286,515	245,359
Property and equipment, net	87,786	86,332
Deferred financing costs	685	877
Other assets	4,941	3,552
Total Assets	$379,927	$336,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	74,975	72,722
Accrued liabilities	42,372	39,549
Income taxes payable	16,520	17,483
Total current liabilities	133,867	129,754
Long-term debt	—	—
Deferred rent	4,431	165
Deferred income taxes	6,267	9,051
Total Liabilities	144,565	138,970
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,369,922 and 41,101,965 shares issued and outstanding at December 31, 2005 and 2004, respectively	414	411
Additional paid-in capital	191,229	188,969
Retained earnings	43,763	7,745
Accumulated other comprehensive income (loss)	(44)	25
Total Stockholders’ Equity	235,362	197,150
Total Liabilities and Stockholders’ Equity	$379,927	$336,120

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$931,827	$897,841	$822,646
Cost of sales	574,546	556,623	513,097
Gross profit	357,281	341,218	309,549
Selling, general and administrative expenses	260,736	237,127	210,158
Operating income	96,545	104,091	99,391
Other income (expense):
Loss on early extinguishment of debt	—	—	(3,854)
Interest expense	(1,552)	(3,180)	(9,274)
Interest income	129	21	95
Other income (expense), net	897	884	896
	(526)	(2,275)	(12,137)
Income before income taxes	96,019	101,816	87,254
Income tax expense	35,060	39,199	33,593
Net income	$60,959	$62,617	$53,661
Earnings Per Share
Net income per common share:
Basic	$1.48	$1.53	$1.32
Diluted	$1.46	$1.50	$1.29
Weighted average number of common shares:
Basic	41,264	41,046	40,513
Diluted	41,770	41,764	41,442
Dividends per common share	$0.65	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance at December 31, 2002	40,224	$402	$177,118	$(108,533)	$188	$69,175
Other comprehensive income
Net income	—	—	—	53,661	—	53,661
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(86)	(86)
Total other comprehensive income	—	—	—	53,661	(86)	53,575
Shares issued in connection with employee stock option plan/stock purchase plan	600	6	2,943	—	—	2,949
Shares issued under secondary Offering, net	100	1	2,344	—	—	2,345
Tax benefit of employee stock options exercised	—	—	4,050	—	—	4,050
Balance at December 31, 2003	40,924	409	186,455	(54,872)	102	132,094
Other comprehensive income
Net income	—	—	—	62,617	—	62,617
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(77)	(77)
Total other comprehensive income	—	—	—	62,617	(77)	62,540
Shares issued in connection with employee stock option plan/stock purchase plan	178	2	990	—	—	992
Other	—	—	68	—	—	68
Tax benefit of employee stock options exercised	—	—	1,456	—	—	1,456
Balance at December 31, 2004	41,102	411	188,969	7,745	25	197,150
Net income	—	—	—	60,959	—	60,959
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(69)	(69)
Total other comprehensive income	—	—	—	60,959	(69)	60,890
Shares issued in connection with employee stock option plan/stock purchase plan	268	3	2,709	—	—	2,712
Dividends declared	—	—	(1,913)	(24,941)	—	(26,854)
Other	—	—	59	—	—	59
Tax benefit of employee stock options exercised	—	—	1,405	—	—	1,405
Balance at December 31, 2005	41,370	$414	$191,229	$43,763	$(44)	$235,362

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$60,959	$62,617	$53,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,606	11,570	9,883
Amortization of financing fees	171	1,295	702
Loss on early extinguishment of debt	—	—	3,854
Deferred income taxes	(1,864)	2,525	(1,196)
Tax benefit of employee stock option exercises	1,405	1,456	4,050
Other non-cash items	(10)	(9)	(75)
Change in operating assets and liabilities:
Inventories	(41,507)	(46,109)	(8,076)
Prepaid and other current assets	(2,068)	(221)	(683)
Other assets	(1,389)	(2,553)	(156)
Accounts payable	2,253	6,631	7,016
Accrued liabilities	2,823	3,393	10,531
Deferred rent	4,266	—	—
Income taxes payable	(963)	4,236	(118)
Total adjustments	(22,277)	(17,786)	25,732
Net cash provided by operating activities	38,682	44,831	79,393
Cash flows from investing activities:
Capital expenditures	(16,060)	(23,027)	(17,273)
Net cash used in investing activities	(16,060)	(23,027)	(17,273)
Cash flows from financing activities:
Payment of debt and mortgages	—	—	(75,758)
Payment of dividends to common stockholders	(26,854)	—	—
Proceeds from exercise of common stock options and stock purchase plan purchases	2,712	992	2,949
Net proceeds from secondary offering	—	—	2,345
Payment of financing fees	—	(1,265)	(49)
Net cash used in financing activities	(24,142)	(273)	(70,513)
Net increase (decrease) in cash and cash equivalents	(1,520)	21,531	(8,393)
Cash and cash equivalents, beginning of period	45,067	23,536	31,929
Cash and cash equivalents, end of period	$43,547	$45,067	$23,536
Supplemental cash flow information:
Interest paid	$1,303	$1,938	$8,919
Income taxes paid	36,463	31,422	31,186

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We operated 732 discount retail stores in 46 states at December 31, 2005 (662 and 577 stores at December 31, 2004 and 2003, respectively). We sell close-out home furnishings, gifts and related items, which we purchase at below wholesale prices. Our stores are open for periodic sales events, each of which lasts from four to five weeks.

(a)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents—Cash equivalents of $36,032 at December 31, 2005 and $31,184 at December 31, 2004 were invested in money market funds. We consider all short-term investments with original maturities of three months or less to be cash equivalents.

(c)   Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at our cost of sales. Buying, distribution, freight costs and certain other general and administrative expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves, based on past historical trends of physical inventory results. These shrinkage reserves may require a favorable or unfavorable adjustment to actual results to the extent our subsequent actual physical inventories yield a different result. We use markdowns to promote the effective and timely sale of merchandise. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary in timing throughout the year, but are charged to cost of sales immediately based on total quantities on-hand in the stores. We review all inventory on an aged basis at the end of each quarterly period to ensure all necessary price actions are taken or will be taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.

(d)   Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings	30 years
Furniture and fixtures	7 years
Leasehold improvements	Lease life
Equipment	5 to 10 years

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(f)    Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. We file our annual federal income tax return on a consolidated basis. Furthermore, we record reserves for income tax contingencies when estimated future tax assessments become probable and the amounts can be reasonably estimated. However, new information may become available or applicable laws or regulations may change thereby resulting in a favorable or unfavorable adjustment to amounts recorded.

(g)   Self-Insurance Reserves—We have agreed to bear a portion of the annual cost to insure for workers’ compensation, general liability and medical claims. Amounts in excess of the designated risk levels are covered 100% by our insurance providers. We establish reserves for the potential remaining exposure on workers’ compensation and general liability claims based upon historical claims experience, severity factors and the use of loss development factors as determined by a third-party actuary. Our estimated reserves may be materially different from our future actual claim costs, and may require us to adjust our reserves in the future period that the determination is made. We also establish a liability for our medical claims incurred but not reported based on our historical claim experience and a claim lag study prepared by our third-party claims processor. Our actual health care costs in the future could vary materially from our past historical trends. If an adjustment to the reserve is necessary in the future, we will adjust it accordingly in the period the determination is made.

(h)   Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers at our stores. Sales are net of estimated returns and exclude sales tax.

(i)    Pre-opening Costs—Costs incurred prior to the date that new stores open are expensed as incurred.

(j)    Advertising—Costs for television, radio, newspaper and other media are expensed as the advertised events take place. Advertising expense for 2005, 2004 and 2003 was $34,371, $33,075 and $33,166, respectively. We do not receive money from vendors to support our advertising expenditures.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had we determined compensation cost based on the fair value at the grant date for our stock options under FASB Statement No. 123, our net income would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net income as reported	$60,959	$62,617	$53,661
Deduct: employee stock based compensation determined under fair value based methods for all awards, net of related tax effects	(3,909)	(3,662)	(2,547)
Pro forma net income	$57,050	$58,955	$51,114
Net income per common share
Basic as reported	$1.48	$1.53	$1.32
Basic pro forma	1.38	1.44	1.26
Diluted as reported	1.46	1.50	1.29
Diluted pro forma	1.37	1.42	1.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2005, 2004 and 2003: the risk-free interest rate of 3.70%, 3.10% and 3.62% for 2005, 2004 and 2003, respectively; expected dividend yield of 2.0% for 2005 and zero for 2004 and 2003; expected term of 7.25 for 2005 and 7.5 years for 2004 and 2003 and expected volatility of 56%, 62% and 63% for 2005, 2004 and 2003, respectively. The weighted average fair value of options granted in 2005, 2004 and 2003 were $15.41, $19.86 and $14.75, respectively.

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted Statement 123(R) on January 1, 2006.

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

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We adopted the standard based on the “modified prospective” transition method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the model chosen to determine fair value for grants after January 1, 2006. However, had we adopted Statement 123(R) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described in the aforementioned disclosure of pro forma net income and earnings per share. While Statement 123(R) permits entities to continue the use of the Black-Scholes option pricing model, Statement 123(R) also permits the use of a “binomial model.” Based on the research done by us on the alternative models available to value option grants, and in conjunction with the type and number of stock options we except to issue in the future, we have determined that we will continue to use the Black-Scholes option pricing model for stock option valuation upon the adoption of Statement 123(R).

Statement 123(R) includes several modifications to the way that incomes taxes are provided for in the financial statements. The expense for stock option grants is only deductible for tax purposes at the time the taxable event takes place, which will cause variability in our effective tax rates recorded throughout each year. The expected variability in our effective tax rate is caused by Statement 123(R)’s forbiddance of companies from predicting when these taxable events will take place. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,405, $1,456, and $4,050 in 2005, 2004 and 2003, respectively.

(o)   Net Income Per Common Share—Basic net income per common share for the years ended December 31, 2005, 2004 and 2003 was calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the years ended December 31, 2005, 2004 and 2003 was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 7 and 12.

(p)   Recent Accounting Pronouncements—In November of 2003, the FASB issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We adopted this statement on January 1, 2006 and do not expect the adoption of this statement to have a material affect on our financial position or results of operation.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation would require us to provide for an asset retire obligation if in any of our leases would require us to remove tenant improvements or our owned movable fixed assets. The guidance is effective for fiscal years ending after December 15, 2005, or our current year end, and would require us to record a liability for any asset retirement obligation adjusted for cumulative accretion to the date of adoption and a capitalized asset retirement cost, adjusted for accumulated depreciation, to be added to our property and equipment upon the date of adoption. Adoption of this guidance was not material to our financial position or results of operation.

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

(r)    Segment Reporting—We operate as one business segment. Operations at December 31, 2005 consisted of 732 retail stores in 46 states. These stores have a uniform format, uniform hours, the same event calendar and carry substantially the same merchandise (quantities, styles and patterns may vary). All merchandise is priced uniformly throughout our stores and is distributed from our central distribution system.

(s)    Off-balance Sheet or Variable Interest Arrangements—We do not have off-balance sheet arrangements, transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(2) LEASE ACCOUNTING ADJUSTMENT

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

As a result of this adjustment, we recorded a one-time, non-cash, $3.9 million ($2.4 million, net of income tax) cumulative charge to earnings during the first quarter of 2005. The adjustment did not impact historical or future net cash flows or the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous periods.

(3) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following at December 31, 2005 and 2004:

	2005	2004
Land	$8,509	$8,509
Buildings	40,396	40,228
Furniture and fixtures	55,120	45,024
Equipment	53,898	51,058
Leasehold improvements	6,854	4,232
	164,777	149,051
Less accumulated depreciation	(76,991)	(62,719)
Net property and equipment	$87,786	$86,332

(4) DEBT

We have a $210 million revolving credit facility which expires in December 2009. Any borrowing under the revolver will incur interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.

We had no balances outstanding related to our revolving credit facility at December 31, 2005 and 2004. Our availability under our revolving credit facility was $200.3 million and $202.1 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, we had outstanding letters of credit of $9.7 million, primarily for self-insurance purposes.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(4) DEBT (Continued)

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sale assets or merge or consolidate with any other person. As of December 31, 2005, we were in compliance with all covenants.

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

(5) ACCRUED LIABILITIES

At December 31, 2005 and 2004, we had accrued liabilities consisting of the following:

	2005	2004
Sales tax	$6,351	$7,679
Self-Insurance Reserves	12,542	12,117
Wages & benefits	7,576	6,621
Property taxes	2,000	1,980
Other expenses	13,903	11,152
Total accrued liabilities	$42,372	$39,549

(6) INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of:

	Current	Deferred	Total
Year ended December 31, 2005
Federal	$34,466	$(1,796)	$32,670
State and local	2,458	(68)	2,390
Total	$36,924	$(1,864)	$35,060
Year ended December 31, 2004
Federal	$31,046	$2,251	$33,297
State and local	5,628	274	5,902
Total	$36,674	$2,525	$39,199
Year ended December 31, 2003
Federal	$30,134	$(1,099)	$29,035
State and local	4,655	(97)	4,558
Total	$34,789	$(1,196)	$33,593

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(6) INCOME TAXES (Continued)

A reconciliation of the expected federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

	2005	2004	2003
Expected federal income tax expense	$33,607	$35,636	$30,539
State income taxes, net of related federal tax benefit	1,372	3,920	2,963
Other, net	81	(357)	91
Total tax expense	$35,060	$39,199	$33,593

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004
Deferred tax assets:
Current:
Other payroll and benefits	$1,157	$1,190
Inventory reserves	1,532	1,782
Self-insurance reserves	4,823	4,730
Other current liabilities	1,163	1,239
Noncurrent:
Deferred rent	1,685	—
Total gross deferred tax assets	$10,360	$8,941
Deferred tax liabilities:
Current:
Inventory costs	$1,794	$1,283
Prepaid supplies	1,810	1,667
Non-current:
Property and equipment	7,952	9,051
Total gross deferred tax liabilities	11,556	12,001
Net deferred tax liability	$1,196	$3,060

We expect the deferred tax assets at December 31, 2005 to be fully recovered and the deferred tax liabilities at December 31, 2005 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2005 or 2004.

(7) STOCK OPTIONS

We have established a 1997 Long-Term Equity Incentive Plan (the “1997 Plan”) and a Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (the “2004 Plan”) which allows our Board of Directors to grant stock options to directors, officers and key employees performing services for us. The 1997 and 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are granted with an exercise price,

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(7) STOCK OPTIONS (Continued)

terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

Options granted under the 1997 and 2004 Plan vest over periods of four to five years and expire in ten years. The exercise prices of the options range between $0.20 and $35.23, which represents market value on the grant date of the shares of common stock into which such options are exercisable. At December 31, 2005, there were 14,998 and 1,895,000 additional shares available for grant under the 1997 Plan and 2004 Plan, respectively.

Following is a summary of transactions relating to the 1997 and 2004 Plan’s options for the three years ended December 31, 2005:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2002	1,814,178	$8.36
Exercised during year	(599,414)	4.84
Canceled during year	(39,541)	20.01
Granted during year	790,000	21.67
Outstanding at December 31, 2003	1,965,223	14.53
Exercised during year	(178,228)	5.52
Canceled during year	(24,930)	22.35
Granted during year	330,000	30.66
Outstanding at December 31, 2004	2,092,065	17.75
Exercised during year	(267,574)	10.44
Canceled during year	(159,177)	27.55
Granted during year	350,979	29.97
Outstanding at December 31, 2005	2,016,293	$20.07

As of December 31, 2005, 2004 and 2003, 1,242,772, 1,104,927 and 829,891, respectively, of options outstanding were exercisable.

The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding				Options Exercisable
			Weighted Average
Range of Exercise Prices	Number Outstanding		Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
	(in thousands	)			(in thousands)
$ 0.20-$ 1.43	24		2.48	$0.91	24	$0.91
$ 7.97-$10.00	543		4.60	$9.76	541	$9.76
$13.35-$20.01	215		6.16	$16.96	134	$16.75
$20.04-$29.90	887		7.65	$23.11	462	$21.73
$30.18-$35.23	347		8.82	$31.68	82	$31.84
	2,016		6.81	$20.07	1,243	$16.24

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(8) OPERATING LEASES

We lease substantially all store locations under non-cancelable operating leases. Our leases generally are for a five year period with two five year renewal options and in very limited circumstances do our leases involve a tenant allowance for leasehold improvements. As disclosed in Note 2, we record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 36 months if the store does not achieve sales expectations or another location appears more desirable. Future minimum rental payments under leases are as follows:

Years Ending December 31,
2006	$53,776
2007	47,180
2008	38,070
2009	26,321
2010	14,183
Thereafter	12,936
Total minimum rental payments	$192,466

Rental expense for 2005, 2004 and 2003 was $63,362, $52,405 and $43,940, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(9) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after one year of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan. Subject to Internal Revenue Service Regulations, we match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $801, $760 and $808 during the years ended December 31, 2005, 2004 and 2003, respectively.

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

(10) FINANCIAL INSTRUMENTS

We had various forward foreign currency contracts outstanding at December 31, 2005 and 2004 with fair values of $33 and $22, respectively. Our risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The carrying value of our cash and cash equivalents approximates its fair value and the fair value of our forward foreign currency contracts were determined based on quoted market prices of comparable contracts.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(11) LEGAL PROCEEDINGS

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. The remaining complaint relating to our salaried managers is still open and is awaiting a trial date. We are attempting to consolidate a similar lawsuit filed in Orange County, California in 2004 with this remaining manager complaint, but no agreement has been reached with the court. This case is still in discovery. We do not expect either of these complaints to have a material impact to our financial statements.

In December 2003, we were named as a defendant in a new lawsuit filed in the Superior Court of California, in and for the County of San Diego. The plaintiffs were alleging failure to pay for minimum reporting time, travel time, split-shift premiums, meal periods and other labor issues. We entered into a settlement agreement on July 7, 2005 with the plaintiffs. The settlement was paid in December 2005 with no material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), is alleging copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004. This lawsuit is currently set for trial in March 2006.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

(12) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2005	2004	2003
Basic Earnings Per Share:
Net income	$60,959	$62,617	$53,661
Weighted average number of common shares outstanding	41,264	41,046	40,513
Basic earnings per common share	$1.48	$1.53	$1.32
Diluted Earnings Per Share:
Net income	$60,959	$62,617	$53,661
Dilutive effect of employee stock options	506	718	929
Weighted average number of common shares outstanding	41,264	41,046	40,513
Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,770	41,764	41,442
Diluted earnings per common share	$1.46	$1.50	$1.29

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(12) EARNINGS PER COMMON SHARE (Continued)

Options to purchase common stock of 584,000 shares at prices ranging from $28.75 to $35.23, 150,000 shares at prices ranging from $31.84 to $34.15 and 115,000 shares at prices ranging from $26.93 to $32.06 were outstanding at December 31, 2005, 2004 and 2003, respectively. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results for 2005 and 2004 follows:

	Quarters Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Net sales	$185,594	$218,756	$192,276	$335,201
Gross profit	72,558	81,418	74,699	128,606
Operating income(1)	10,436	16,746	13,312	56,051
Net income(1)	6,666	10,530	8,213	35,550
Basic earnings per share	$0.16	$0.26	$0.20	$0.86
Diluted earnings per share	$0.16	$0.25	$0.20	$0.85

	Quarters Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Net sales	$168,597	$210,697	$186,148	$332,399
Gross profit	66,012	76,390	68,623	130,193
Operating income	13,481	16,553	12,923	61,134
Net income	8,189	10,009	7,522	36,897
Earnings Per Share—Basic	$0.20	$0.24	$0.18	$0.90
Earnings Per Share—Diluted	$0.20	$0.24	$0.18	$0.88

(1)          Includes the lease accounting adjustment of  $3.9 million ($2.4 million, net of income tax) which was recorded in the first quarter of 2005.

EXHIBIT INDEX

Exhibit No.	Description
3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.1.1

Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†

10.1.2

First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.2

Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.4

Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†

10.5.1

Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†

10.5.2

First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.6

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K/A (File No. 000-19658) as filed with the Commission on February 24, 2006)

10.7

Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.8

Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.9	Bonus Agreement dated December 27, 2005 by and between Tuesday Morning Partners, Ltd. and John F. Reeves†
10.10	Bonus Agreement dated December 27, 2005 by and between Tuesday Morning, Inc. and Loren K. Jensen†
10.11	Description of Directors Compensation†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Management contract or compensatory plan or arrangement