Form 10-Q
period 2006-03-31
TUESDAY MORNING CORP/DE
filed 2006-05-02
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2006

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

Large accelerated filer ☒                                                             Accelerated filer ☐                                                                                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2006
Common Stock, par value $0.01 per share	41,382,816

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

Readers are referred to“Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and “Item 1A Risk Factors” of this Quarterly Report on Form 10Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	March 31, 2006	Dec. 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,330	$43,547
Inventories	252,723	230,639
Prepaid expenses and other current assets	8,370	7,258
Deferred income taxes	5,071	5,071
Total current assets	271,494	286,515

Property and equipment, net	86,164	87,786
Deferred financing costs	642	685
Other assets	4,628	4,941

Total Assets	$362,928	$379,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	79,547	74,975
Accrued liabilities	30,747	42,372
Income taxes payable	3,831	16,520
Total current liabilities	114,125	133,867

Revolving credit facility	28,000	—
Deferred rent	4,486	4,431
Deferred income taxes	6,267	6,267

Total Liabilities	152,878	144,565

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 41,382,816 shares issued and outstanding at March 31, 2006 and 41,369,922 shares at December 31, 2005	414	414
Additional paid-in capital	192,427	191,229
Retained earnings	17,201	43,763
Accumulated other comprehensive income (loss)	8	(44)

Total Stockholders’ Equity	210,050	235,362

Total Liabilities and Stockholders’ Equity	$362,928	$379,927

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Net sales	$187,759	$185,594
Cost of sales	114,168	113,036
Gross profit	73,591	72,558
Selling, general and administrative expenses	63,163	62,122
Operating income	10,428	10,436
Other income (expense):
Interest income	99	34
Interest expense	(186)	(206)
Other income (expense)	133	193
	46	21
Income before income taxes	10,474	10,457
Income tax expense	3,934	3,791

Net income	$6,540	$6,666

Earnings Per Share
Net income per common share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
Weighted average number of common shares:
Basic	41,376	41,129
Diluted	41,674	41,740

Dividend per common share	$0.80	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005

Net cash flows from operating activities:
Net income	$6,540	$6,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,007	3,459
Amortization of financing fees	43	43
Stock-based compensation	809	—
Other	52	(28)
Change in operating assets and liabilities:
Inventories	(21,743)	(23,455)
Prepaid and other assets	(799)	(1,831)
Accounts payable	4,572	3,846
Accrued liabilities	(11,625)	(7,072)
Deferred rent	55	4,084
Income taxes payable	(12,689)	(12,531)
Net cash used in operating activities	(30,778)	(26,819)
Net cash flows from investing activities:
Capital expenditures	(2,385)	(4,047)
Net cash used in investing activities	(2,385)	(4,047)
Net cash flows from financing activities:
Payment of dividends to common stockholders	(33,102)	—
Proceeds from revolving credit facility	28,000	—
Proceeds from exercise of common stock options and stock purchase plan purchases	48	94
Net cash (used in) provided by financing activities	(5,054)	94
Net decrease in cash and cash equivalents	(38,217)	(30,772)
Cash and cash equivalents, beginning of period	43,547	45,067
Cash and cash equivalents, end of period	$5,330	$14,295

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements

1.               Basis of presentation - The consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2005. Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.                 Stock-based compensation – On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have adopted Statement 123(R) based on the modified prospective method effective January 1, 2006.

Stock-based compensation amounts recognized in the three months end March 31, 2006 upon the adoption of Statement 123(R) is as follows (in thousands):

Total cost of stock-based compensation during the period	$1,150
Amounts capitalized in ending inventory	(341)
Amounts charged against income for the period before tax	$809
Amount of related income tax benefit recognized in income	$(230)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold.  The adoption of Statement 123(R) also caused a $0.01 decrease in basic and diluted earnings per share for the three months ended March 31, 2006. Based on non-vested stock options outstanding at March 31, 2006, we expect to incur approximately $3.0 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

Statement 123(R) includes several modifications to the way that incomes taxes are provided for in the financial statements. The expense for stock option grants is only deductible for tax purposes at the time the taxable event takes place, which will cause variability in our effective tax rates recorded throughout each year. The expected variability in our effective tax rate is caused by Statement 123(R)’s forbiddance of companies from predicting when these taxable events will take place. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in annual periods after adoption.

In the prior year, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).  Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. Had we applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (as amended by Statement of

Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) the pro forma effects of stock-based compensation on net income and net income per common share for the three months ended March 31, 2005 were as follows (in thousands except share and per share amounts):

Net income as reported	$6,666
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	1,000
Pro-forma net income	$5,666

Net income per common share
Basic as reported	$0.16
Basic pro-forma	0.14
Diluted as reported	0.16
Diluted pro-forma	0.14

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended, (the “1997 Plan”) and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”) which allows our Board of Directors to grant stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan and the 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

Options granted under the 1997 Plan and the 2004 Plan vest daily over periods of four to five years and expire in ten years. The exercise prices of the options range between $0.20 and $35.23, which represents fair value on the grant date of the shares of common stock into which such options are exercisable. At March 31, 2006, there were 3,410 and 1,895,000 shares available for grant under the 1997 Plan and the 2004 Plan, respectively.

Consistent with prior years, the fair value of each stock option granted during the three months ended March 31, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 35%, expected dividend yield of 2.5%, expected term of 4.5 years and a risk-free interest rate of 4.2%. The expected volatility is based on our consideration of the implied volatility of our minimally traded options on our shares and the historical volatility of our stock based on our historical stock prices. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

A summary of stock option activity as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	2,016,293	$20.07	—	—
Granted	25,000	21.43	—	—
Exercised	(12,894)	2.64	—	—
Cancelled	(13,412)	31.60	—	—
Options Outstanding at March 31, 2006	2,014,987	$20.13	6.6	$5,973
Exercisable at March 31, 2006	1,306,712	$16.83	5.9	$8,178

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2006 was $6.05. The total intrinsic value of share options exercised during the three months ended March 31, 2006 was $245 thousand.

As of March 31, 2006, we had $11.2 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.86 years.

3.               Lease accounting adjustment - Based on certain views expressed in a letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, we reviewed our accounting policies and practices associated with operating leases. Consistent with industry practices, we historically reported straight-line rental expense beginning on the lease commencement date. This had the effect of excluding the rent holiday associated with the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. Following our review, we modified our accounting policies such that we begin recording rent expense on the date we take possession of or have the right to use the premises.

As a result of this adjustment, we recorded a non-cash, $3.9 million ($2.4 million, net of income tax) cumulative charge to earnings during the first quarter of fiscal 2005. The adjustment did not impact historical or future net cash flows nor the timing of the payments under related leases. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous period.

4.               Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month period ended March 31, 2006 and 2005 was $6.6 million.

5.               Legal proceedings – During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. The remaining complaint relating to our salaried managers is still open and is awaiting a trial date. We are attempting to consolidate a similar lawsuit filed in Orange County, California in 2004 with this remaining manager complaint, but no agreement has been reached with the court. This case is still in discovery. We do not expect either of these complaints to have a material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004. The case went to trial in March 2006. The jury found in favor of us on the trademark infringement claim. The jury was unable to reach a verdict on the remaining claims. The parties have agreed to mediate with the presiding judge regarding the remaining claims. The mediation will occur in May 2006.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

6.               Earnings per common share

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$6,540	$6,666
Weighted average number of common shares outstanding	41,376	41,129
Net income per common share	$0.16	$0.16

Diluted earnings per share:
Net income	$6,540	$6,666

Dilutive effect of employee stock options	298	611
Weighted average number of common shares outstanding	41,376	41,129
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,674	41,740
Net income per common share	$0.16	$0.16

7.               Revolving credit facility – Our $210 million revolving credit facility expires in December 2009. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowings under the revolving credit facility incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.

At March 31, 2006, we had $28.0 million outstanding under the revolving credit facility and had availability of $175.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

•       We sell upscale, name brand home furnishings, gifts and related items significantly below retail prices charged by department and specialty stores throughout 734 stores in 46 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•       Our store base has grown at approximately 10% per year for the last five years, and during the first quarter of 2006 we expanded our store base by 7 new stores and had 5 store closures.

•       During the first quarter of 2006, we paid our second annual cash dividend of $0.80 per share totaling $33.1 million.

Stock-based Compensation

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

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have adopted Statement 123(R) based on the modified prospective method effective January 1, 2006.

Stock-based compensation amounts recognized in the three months end March 31, 2006 upon the adoption of Statement 123(R) is as follows (in thousands):

Total cost of stock-based compensation during the period	$1,150
Amounts capitalized in ending inventory	(341)
Amounts charged against income for the period before tax	$809
Amount of related income tax benefit recognized in income	$(230)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold.  The adoption of Statement 123(R) also caused a $0.01 decrease in basic and diluted earnings per share for the three months ended March 31, 2006. Based on non-vested stock options outstanding at March 31, 2006, we expect to incur approximately $3.0 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

Statement 123(R) includes several modifications to the way that incomes taxes are provided for in the financial statements. The expense for stock option grants is only deductible for tax purposes at the time the taxable event takes place, which will cause variability in our effective tax rates recorded throughout each year. The expected variability in our effective tax rate is caused by Statement 123(R)’s forbiddance of companies from predicting when these taxable events will take place. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in annual periods after adoption.

In the prior year, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).  Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. Had we applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (as amended by Statement of

Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) the pro forma effects of stock-based compensation on net income and net income per common share for the three months ended March 31, 2005 were as follows (in thousands except share and per share amounts):

Net income as reported	$6,666
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	1,000
Pro-forma net income	$5,666

Net income per common share
Basic as reported	$0.16
Basic pro-forma	0.14
Diluted as reported	0.16
Diluted pro-forma	0.14

Consistent with prior years, the fair value of each stock option granted during the three months ended March 31, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 35%, expected dividend yield of 2.5%, expected term of 4.5 years and a risk-free interest rate of 4.2%. The expected volatility is based on our consideration of the implied volatility of our minimally traded options on our shares and the historical volatility of our stock based on our historical stock prices. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

As of March 31, 2006, we had $11.2 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.86 years.

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

As a result of this adjustment, we recorded a non-cash, $3.9 million ($2.4 million, net of income tax) cumulative charge to earnings during the first quarter of 2005. The adjustment did not impact historical or future net cash flows nor the timing of the payments under related leases. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous periods.

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

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	60.8	60.9
Gross profit	39.2	39.1
Selling, general and administrative expense	33.6	33.5
Operating income	5.6	5.6
Net interest expense and other income (expense)	0.0	0.0
Income before income taxes	5.6	5.6
Income tax expense	2.1	2.0
Net income	3.5%	3.6%

Three Months Ended March 31, 2006

Compared to the Three Months Ended March 31, 2005

During the first quarter of 2006, net sales increased to $187.8 million from $185.6 million, an increase of $2.2 million or 1.2% compared to the same quarter of 2005. The increase in first quarter sales is primarily due to the $10.2 million increase in sales from non-comparable new stores, offset by a 4.5% decrease in comparable store sales. The decrease in comparable sales for the first quarter of 2006 was comprised of a 5.0% decrease in the number of transactions partially offset by a 0.5% increase in the average transaction amount. Average store sales for the first quarter of 2006 decreased 7.6% when compared to the same prior year quarter. Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated. Management believes traffic levels are lower due to a number of factors, including a deceleration in the sales trends of home-related merchandise and reduced disposable income of our consumers given the pressure of rising gasoline and energy costs on their household budget.

Gross profit increased $1.0 million, or 1.4%, to $73.6 million for the three months ended March 31, 2006 as compared to last year’s first quarter of $72.6 million, primarily as a result of our increased net sales. Our gross profit percentage increased to 39.2% from 39.1% in the prior year’s first quarter. This 0.1% increase is comprised of a 0.3% increase in gross profit percentage due to the sale of higher margin merchandise in the first quarter of 2006, partially offset by a 0.2 % decrease in our gross profit percentage due to the increase in damaged merchandise and in our shrink provision.

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

Selling, general and administrative expenses increased $1.1 million, or 1.7%, to $63.2 million from $62.1 million in the first quarter of 2005. The increase was attributable to a $3.7 million increase in store occupancy costs, store personnel costs and store fixed asset depreciation expense primarily due to the expansion in our store base and the $809 thousand stock-based compensation recorded upon the adoption of Statement 123(R), primarily offset by the $3.9 million non-cash lease accounting adjustment in the same prior year quarter. As a percentage of net sales, these expenses increased 0.1% to 33.6% in the first quarter of 2006 from 33.5% in the first quarter of 2005. The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales for the first quarter of 2006 and includes a 1.8% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense and a 0.4% increase due to the recording of stock-based compensation upon the adoption of Statement 123(R), primarily offset by the 2.1% decrease related to the lease accounting adjustment recorded in the prior year.

The income tax provision for the three month periods ended March 31, 2006 and 2005 was $3.9 million and $3.8 million, respectively, reflecting an effective tax rate of 37.6% and 36.3%, respectively. The effective tax rate is higher in the first quarter of 2006 as compared to the first quarter of 2005 due to a favorable settlement of tax matters in the prior year quarter.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flows will continue to be utilized for the expansion of our business and future cash dividends to our stockholders. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $30.8 million and $26.8 million, respectively, representing a $4.0 million increase. This increase is primarily due to the $2.6 million decrease in operating income after excluding the non-cash items related to the $3.9 million lease accounting adjustment in the prior year period, the $809 thousand stock-based compensation expense in the current year period, and depreciation and amortization expense of both periods.

Capital expenditures principally associated with new store openings and warehouse and office equipment were $2.4 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in capital expenditures is due to our decreased store openings in the first quarter of 2006 when compared to the first quarter of 2005. We expect to spend approximately $16.0 million for additional capital expenditures for the remainder of 2006, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center and corporate office.

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

At March 31, 2006, we had $28.0 million in debt outstanding under the revolving credit facility and had availability of $175.3 million. As of March 31, 2006, we had outstanding letters of credit of $6.7 million, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of March 31, 2006, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Three Months Ended March 31 2006	Three Months Ended March 31 2005	Twelve Months Ended December 31, 2005

Stores Open at beginning of period	732	662	662
Stores Opened during the period	7	18	81
Stores Closed during the period	(5)	(7)	(11)
Stores Open at end of period	734	673	732

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2006, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not enter into derivatives or other financial instruments for trading or speculative purposes. There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2006 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004. The case went to trial in March 2006. The jury found in favor of us on the trademark infringement claim. The jury was unable to reach a verdict on the remaining claims. The parties have agreed to mediate with the presiding judge regarding the remaining claims. The mediation will occur in May 2006.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10K for the year ended December 31, 2005.

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

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	May 2, 2006	By:	/s/ Loren K. Jensen
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