Form 10-Q
period 2006-06-30
TUESDAY MORNING CORP/DE
filed 2006-08-03
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD
FROM           TO

Commission file number 0-19658

TUESDAY MORNING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2398532
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, par value $0.01 per share	41,386,816

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

Readers are referred to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and “Item 1A. Risk Factors” of this Quarterly Report on Form 10Q  for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2006	Dec. 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,766	$43,547
Inventories	241,660	230,639
Prepaid expenses and other current assets	7,413	7,258
Deferred income taxes	5,071	5,071
Total current assets	259,910	286,515

Property and equipment, net	86,868	87,786
Deferred financing costs	599	685
Other assets	4,930	4,941

Total Assets	$352,307	$379,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,302	$74,975
Accrued liabilities	29,444	42,372
Income taxes payable	4,736	16,520
Total current liabilities	106,482	133,867

Revolving credit facility	21,000	—
Deferred rent	4,553	4,431
Deferred income taxes	6,267	6,267

Total Liabilities	138,302	144,565

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,386,816 shares issued and outstanding at June 30, 2006 and 41,369,922 shares at December 31, 2005	414	414
Additional paid-in capital	193,482	191,229
Retained earnings	20,100	43,763
Accumulated other comprehensive income (loss)	9	(44)

Total Stockholders’ Equity	214,005	235,362

Total Liabilities and Stockholders’ Equity	$352,307	$379,927

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$207,669	$218,756	$395,428	$404,350
Cost of sales	133,396	137,338	247,564	250,374
Gross profit	74,273	81,418	147,864	153,976
Selling, general and administrative expenses	69,227	64,672	132,390	126,794
Operating income	5,046	16,746	15,474	27,182
Other income (expense):
Interest income	2	64	101	98
Interest expense	(567)	(164)	(753)	(370)
Other income, net	253	239	386	432
	(312)	139	(266)	160
Income before income taxes	4,734	16,885	15,208	27,342
Income tax expense	1,835	6,355	5,769	10,146

Net income	$2,899	$10,530	$9,439	$17,196

Earnings Per Share
Net income per common share:
Basic	$0.07	$0.26	$0.23	$0.42
Diluted	$0.07	$0.25	$0.23	$0.41
Weighted average number of common shares:
Basic	41,384	41,204	41,380	41,167
Diluted	41,626	41,743	41,647	41,714

Dividends per common share	$—	0.65	$0.80	0.65

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2006	2005

Net cash flows from operating activities:
Net income	$9,439	$17,196
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,102	6,978
Amortization of financing fees	86	86
Stock-based compensation	1,601	—
Other non-cash items	70	(62)
Change in operating assets and liabilities:
Inventories	(10,371)	(18,610)
Prepaid and other assets	(144)	(1,138)
Accounts payable	(2,673)	(3,303)
Accrued liabilities	(12,928)	(6,188)
Deferred rent	122	4,139
Income taxes payable	(11,784)	(8,900)
Net cash used in operating activities	(18,480)	(9,802)

Net cash flows from investing activities:
Capital expenditures	(7,184)	(8,586)
Net cash used in investing activities	(7,184)	(8,586)

Net cash flows from financing activities:
Payment of dividends to common stockholders	(33,102)	(26,854)
Proceeds from revolving credit facility, net	21,000	3,500
Proceeds from exercise of common stock options and stock purchase plan purchases	(15)	2,161
Net cash used in financing activities	(12,117)	(21,193)
Net decrease in cash and cash equivalents	(37,781)	(39,581)
Cash and cash equivalents, beginning of period	43,547	45,067
Cash and cash equivalents, end of period	$5,766	$5,486

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Notes to Consolidated Financial Statements

1.               Basis of presentation — The consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2005.  Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.                 Stock-based compensation — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

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

Stock-based compensation amounts recognized in the three months and six months ended June 30, 2006 upon the adoption of Statement 123(R) is as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Total cost of stock-based compensation during the period	$1,101	$2,251
Amounts capitalized in ending inventory	(309)	(650)

Amounts charged against income for the period before tax	$792	$1,601

Amount of related income tax benefit recognized in income	$(233)	$(463)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold.  The adoption of Statement 123(R) also caused a $0.01 and $0.02 decrease in basic and diluted earnings per share for the three and six months ended June 30, 2006, respectively.  Based on non-vested stock options outstanding at June 30, 2006, we expect to incur approximately $2.9 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

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

In the prior year, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).   Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.  Had we applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) the pro forma effects of stock-based compensation on net income and net income per common share for the three and six months ended June 30, 2005 were as follows (in thousands except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$10,530	$17,196
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	956	1,956
Pro forma net income	$9,574	$15,240

Net income per common share:
Basic as reported	$0.26	$0.42
Basic pro forma	$0.23	$0.37
Diluted as reported	$0.25	$0.41
Diluted pro forma	$0.23	$0.37

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), which allow our Board of Directors to grant stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan and the 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

Options granted under the 1997 Plan and the 2004 Plan vest daily over periods of four to five years and expire in ten years. The exercise prices of the options range between $0.20 and $35.23, which represents fair value on the grant date of the shares of common stock into which such options are exercisable. At June 30, 2006, there were 87,705 and 1,781,000 shares available for grant under the 1997 Plan and the 2004 Plan, respectively.

Consistent with prior years, the fair value of each stock option granted during the six months ended June 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 35%, expected dividend yield of 2.5%, expected term of 4.5 years and a risk-free interest rate of 4.2%.  The expected volatility is based on our consideration of the implied volatility of our minimally traded options on our shares and the historical volatility of our stock based on our historical stock prices.  The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term, if limited exercise activity existed for a certain employee class.  The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

A summary of stock option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	2,016,293	$20.07	—	—
Granted	174,000	19.25	—	—
Exercised	(16,894)	2.07	—	—
Cancelled	(132,707)	29.31	—	—
Options Outstanding at June 30, 2006	2,040,692	$19.55	6.6	(13,064)
Exercisable at June 30, 2006	1,375,322	$17.24	5.7	(5,618)

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2006 was $5.68.  The total intrinsic value of share options exercised during the six months ended June 30, 2006 was $308 thousand.

As of June 30, 2006, we had $9.0 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 4.21 years.

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

4.               Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month period ended June 30, 2006 and 2005 was $2.9 million and $10.5 million, respectively and for the six month period ended June 30, 2006 and 2005 was $9.5 million and $17.1 million, respectively.

5.               Legal proceedings — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. The remaining complaint relating to our salaried managers is still open with a scheduled trial date of  January 2007.  We have a similar lawsuit filed in Orange, County California in 2004 that we have filed a motion to disqualify the class representative.  The motion was heard by the court in July 2006 with the outcome expected to be communicated in August 2006.  The case is still in discovery. We do not expect either of these complaints to have a material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  The case went to trial in March 2006.  The jury found in favor of us on the trademark infringement claim.  The jury was unable to reach a verdict on the remaining claims.  The parties have agreed to mediate with the presiding judge regarding the remaining claims.  A mediation date has been set for August 2006.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

6.               Earnings per common share

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share data)	2006	2005	2006	2005

Basic earnings per share:
Net income	$2,899	$10,530	$9,439	$17,196
Weighted average number of common shares outstanding	41,384	41,204	41,380	41,167
Net income per common share	$0.07	$0.26	$0.23	$0.42

Diluted earnings per share:
Net income	$2,899	$10,530	$9,439	$17,196

Dilutive effect of employee stock options	242	539	267	547
Weighted average number of common shares outstanding	41,384	41,204	41,380	41,167
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,626	41,743	41,647	41,714

Net income per common share	$0.07	$0.25	$0.23	$0.41

7.               Revolving credit facility — Our $210 million revolving credit facility expires in December 2009.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowings under the revolving credit facility incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.

At June 30, 2006, we had $21.0 million outstanding under the revolving credit facility and had availability of $180.9 million.

8.               In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  The interpretation would require us to review all tax positions accounted for in accordance with Statement 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.  The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt on January 1, 2007.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We sell upscale, name brand home furnishings, gift and related items significantly below retail prices charged by department and specialty stores.  We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.  These events are held ten times a year.  Each event features merchandise selections of well-known and nationally advertised manufacturers and name brands from both domestic and European closeouts that are priced 50% to 80% off regular retail prices.

We have continued to grow our store base by approximately 10% per year for the last five years.  During the first six months of 2006, we expanded our store base by a net of 30 stores consisting of 35 new store openings and 5 store closures.  As of June 30, 2006, we operated 762 stores in 47 states.

Business Overview

Net sales for the second quarter of 2006 were $207.7 million, a decrease of 5.1% compared to the same period last year and a comparable store sales decrease of 10.8%.  Net income for the quarter was $2.9 million and diluted earnings per share were $0.07.

For the six months ended June 30, 2006, net sales were $395.4 million for a decrease of 2.2% versus the prior year and a comp store decrease of 7.9%.  Net income for the year-to-date period was $9.4 million and diluted earnings per share were $0.23.

The second quarter of 2006 was a challenging quarter for the company due primarily to macroeconomic pressures on consumers, an overall increase in supply of home décor merchandise and a competitive promotional environment in the home furnishings sector.  We have plans in place that respond to the current environment.  We are adjusting the product mix in our stores by shifting product assortments to meet our customer’s changing priorities.  In addition, we expect to drive traffic through a reassertion of our advertising and marketing efforts.  It is too early to determine the success of our plans and the impact on comparable store sales, but we will continue to closely monitor our position.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  The interpretation would require us to review all tax positions accounted for in accordance with Statement 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.  The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt on January 1, 2007.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operation.

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

10

Stock-based compensation amounts recognized in the three months and six months ended June 30, 2006 upon the adoption of Statement 123(R) is as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Total cost of stock-based compensation during the period	$1,101	$2,251
Amounts capitalized in ending inventory	(309)	(650)
Amounts charged against income for the period before tax	$792	$1,601
Amount of related income tax benefit recognized in income	$(233)	$(463)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold.  The adoption of Statement 123(R) also caused a $0.01 and $0.02 decrease in basic and diluted earnings per share for the three and six months ended June 30, 2006, respectively.  Based on non-vested stock options outstanding at June 30, 2006, we expect to incur approximately $2.9 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

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

In the prior year, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).   Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.  Had we applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (as amended by Statement of

11

Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) the pro forma effects of stock-based compensation on net income and net income per common share for the three and six months ended June 30, 2005 were as follows (in thousands except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$10,530	$17,196
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	956	1,956
Pro forma net income	$9,574	$15,240

Net income per common share:
Basic as reported	$0.26	$0.42
Basic pro forma	$0.23	$0.37
Diluted as reported	$0.25	$0.41
Diluted pro forma	$0.23	$0.37

Consistent with prior years, the fair value of each stock option granted during the six months ended June 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 35%, expected dividend yield of 2.5%, expected term of 4.2 years and a risk-free interest rate of 4.2%.  The expected volatility is based on our consideration of the implied volatility of our minimally traded options on our shares and the historical volatility of our stock based on our historical stock prices.  The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.  The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

As of June 30, 2006, we had $9.0 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 4.21 years.

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	62.8	62.6	61.9
Gross profit	35.8	37.2	37.4	38.1
Selling, general and administrative expense	33.3	29.6	33.5	31.4
Operating income	2.5	7.6	3.9	6.7
Net interest expense and other income (expense)	(0.2)	0.1	(0.1)	0.1
Income before income taxes	2.3	7.7	3.8	6.8
Income tax expense	0.9	2.9	1.4	2.5

Net income	1.4%	4.8%	2.4%	4.3%

Three Months Ended June 30, 2006
Compared to the Three Months Ended June 30, 2005

During the second quarter of 2006, net sales decreased to $207.7 million from $218.8 million, a decrease of $11.1 million or 5.1% compared to the same quarter of 2005. The decrease in second quarter sales is primarily due to the decrease in comparable store sales partially offset by the $18.7 million increase in sales from non-comparable new stores.  The decrease in comparable sales for the second quarter of 2006 was comprised of a 13.8% decrease in the number of transactions offset by a 3.0% increase in the average transaction amount.  Total average store sales for the second quarter of 2006 decreased 13.2% when compared to the same prior year quarter.  Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated.  Management believes traffic levels are lower due to a number of factors, including a deceleration in the sales trends of home-related merchandise due to a slowdown in the housing market and reduced disposable income of our consumers given the pressure of rising gasoline and energy costs and higher interest rates on their household budget, as well as an increased supply of home décor merchandise and competitive promotional environment.

Gross profit decreased $7.1 million, or 8.8%, to $74.3 million for the three months ended June 30, 2006 as compared to last year’s second quarter of $81.4 million, primarily as a result of our decreased net sales.  Our gross profit percentage decreased to 35.8% from 37.2% in the prior year’s second quarter.  This 1.4% decrease in gross profit percentage is comprised of a 0.9% decrease due to merchandise mix and markdowns and a 0.5% decrease due to an increase in damaged merchandise and freight costs.

Selling, general and administrative expenses are comprised of store labor, store occupancy costs, advertising, miscellaneous store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and changes in variable expenses.  Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Selling, general and administrative expenses increased $4.6 million, or 7.0%, to $69.2 million from $64.7 million in the second quarter of 2005.  The increase was attributable to a $3.8 million increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base, an increase of $600 thousand of store maintenance and other store expenses, the $800 thousand stock-based compensation recorded upon the adoption of Statement 123(R) and $500 thousand of other corporate expenses.  These were somewhat offset by the $1.1 million decrease in advertising expense.  As a percentage of net sales, these expenses increased 3.7% to 33.3% in the second quarter of 2006 from 29.6% in the second quarter of 2005.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales for the second quarter of 2006 and includes a 2.9% increase related to store occupancy costs, store personnel costs and store depreciation expense, a 0.3% increase in store maintenance and other store expenses, a 0.4% increase due to the recording of stock-based compensation upon the adoption of Statement 123(R) and a 0.4% increase in other corporate expenses but were somewhat offset by the 0.3% decrease in advertising expense.

The income tax provision for the three month periods ended June 30, 2006 and 2005 was $1.8 million and $6.4 million, respectively, reflecting an effective tax rate of 38.8% and 37.6%, respectively.  The effective tax rate is higher in the second quarter of 2006 as compared to the second quarter of 2005 due to an adjustment to the effective tax rate to reflect projected lower pretax income for the full-year 2006 which is impacted by the permanent timing difference associated with non-deductible stock compensation expense for incentive stock options granted to employees prior to January  2006.

Six Months Ended June 30, 2006
Compared to the Six Months Ended June 30, 2005

During the first six months of 2006, net sales decreased to $395.4 million from $404.4 million, a decrease of $8.9 million or 2.2% compared to the same period of 2005. The decrease in sales for the first six months is primarily due to the 7.9% decrease in comparable store sales, offset by the  $35.1 million increase in sales from non-comparable new stores. The decrease in comparable sales for the first six months of 2006 was comprised of a 9.8% decrease in the number of transactions offset by a 1.9% increase in the average transaction amount.  Total average store sales for the first six months of 2006 decreased 10.6% when compared to the same prior year period.  Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated.  Management believes traffic levels are lower due to a number of factors, including a deceleration in the sales trends of home-related merchandise due to a slowdown in the housing market and reduced disposable income of our consumers given the pressure of rising gasoline and energy costs and higher interest rates on their household budget, as well as an increased supply of home décor merchandise and competitive promotional environment.

Gross profit decreased $6.1 million, or 4.0%, to $147.9 million for the six months ended June 30, 2006 as compared to the six month period last year of $154.0 million, primarily as a result of our decreased net sales.  Our gross profit percentage decreased to 37.4% from 38.1% in the prior year’s six month period.  This 0.7% decrease in the gross profit percentage is comprised of a 0.3% decrease due to merchandise mix and markdowns and a 0.4% decrease due to damaged merchandise and  freight costs.

Selling, general and administrative expenses increased $5.6 million, or 4.4%, to $132.4 million from $126.8 million in the first six months of 2005.  The increase was attributable to a $7.5 million increase in store occupancy costs, store personnel costs and store  depreciation expense primarily due to the expansion in our store base, $1.6 million stock-based compensation recorded upon the adoption of Statement 123(R),  and $1.0 million other corporate expenses, offset by the $3.9 million non-cash lease accounting adjustment in the same prior year period and the $800 thousand decrease in advertising expense.  As a percentage of net sales, these expenses increased 2.1% to 33.5% in the first six months of 2006 from 31.4% in the first six months of 2005.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales and includes a 2.4% increase related to store occupancy costs, store personnel costs and store depreciation expense, a 0.4% increase due to the recording of stock-based compensation upon the adoption of Statement 123(R) and a 0.4% increase of other corporate expenses,  offset  primarily by the 1.0% decrease related to the lease accounting adjustment recorded in the prior year and by the 0.1% decrease in advertising expense.

The income tax provision for the six month periods ended June 30, 2006 and 2005 was $5.8 million and $10.1 million, respectively, reflecting an effective tax rate of 37.9% and 37.1%, respectively.  The effective tax rate is higher in the six months ended June 30, 2006 as compared to the six months ended 2005 adjustment in the effective tax rate to reflect projected lower pretax income for the full-year 2006 which is impacted by the permanent timing difference associated with non-deductible stock compensation expense for incentive stock options granted to employees prior to January 2006 somewhat offset by a favorable settlement of certain tax issues in the prior year period.

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

Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $18.5 million and $9.8 million, respectively, representing a $8.7 million increase. This increase is primarily due to the decrease in sales and related operating income.

Capital expenditures principally associated with new stores opening and warehouse equipment were $7.2 million and $8.6 million for the six months ended June 30, 2006 and 2005, respectively.  We expect to spend approximately $11 million for additional capital expenditures for the remainder of 2006, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center.

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

At June 30, 2006, we had $21 million in debt outstanding under the revolving credit facility and had availability of $180.9 million.  As of June 30, 2006, we had outstanding letters of credit of $8.1 million, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of June 30, 2006, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, an annual dividend and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Twelve Months Ended December 31, 2005

Stores open at beginning of period	732	662	662
Stores opened during the period	35	38	81
Stores closed during the period	(5)	(8)	(11)
Stores open at end of period	762	692	732

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of June 30, 2006, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2006 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. The remaining complaint relating to our salaried managers is still open with a scheduled trial date of January 2007.  We have a similar lawsuit in Orange County, California in 2004 that we have filed a motion to disqualify the class representative.  The motion was heard by the court in July 2006 with the outcome expected to be communicated in August 2006.  The case is still in discovery.  We do not expect either of these complaints to have a material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  The case went to trial in March 2006.  The jury found in favor of us on the trademark infringement claim.  The jury was unable to reach a verdict on the remaining claims.  The parties have agreed to mediate with the presiding judge regarding the remaining claims.  Amediation date has been set for August 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 16, 2006, the following proposals were submitted to stockholders with the following results:

1.                              Election of six directors to serve until their terms expire at the annual meeting of stockholders to be held in 2007, or the earlier of retirement, resignation or removal

	Number of Shares
	For	Withheld	Broker Non-Votes

Benjamin D. Chereskin	38,161,753	1,075,850	—
Kathleen Mason	31,294,072	7,943,531	—
William J. Hunckler, III	36,533,297	2,704,306	—
Robin P. Selati	38,800,403	437,200	—
Henry F. Frigon	36,359,027	2,878,576	—
Giles H. Bateman	38,934,953	302,650	—

2.                              Ratification of the selection of Ernst & Young as our independent registered public accounting firm for the year ending December 31, 2006

Number of Shares

For	39,161,748

Against	58,812

Abstain	17,043

No other matters were voted upon at the meeting.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since April 21, 2003.

15

Item 6. Exhibits

Exhibit Number	Title of Exhibit
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

3.2.1

First Amendment to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 18, 2006)

10.1

Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006)W

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

W                  Management agreement or compensatory plan or arrangement

*                    The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

16

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	August 3, 2006	By:	/s/ Elizabeth Schroeder
Elizabeth Schroeder, Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

3.2.1

First Amendment to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 18, 2006)

10.1

Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006)W

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

W                  Management agreement or compensatory plan or arrangement

*                    The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.