Form 10-Q
period 2006-09-30
TUESDAY MORNING CORP/DE
filed 2006-11-02
CIK 878726

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, par value $0.01 per share	41,402,026

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

Readers are referred to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and “Item 1A. Risk Factors” of this QuarterlyReport on Form 10-Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•                     uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis;

•                     conditions affecting consumer spending, such as high gasoline prices and higher interest rates;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	Sept 30, 2006	Dec 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$8,906	$43,547
Inventories	302,533	230,639
Prepaid expenses and other current assets	8,887	7,258
Deferred income taxes	5,071	5,071
Total current assets	325,397	286,515

Property and equipment, net	86,888	87,786
Deferred financing costs	556	685
Other assets	4,781	4,941

Total Assets	$417,622	$379,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,778	$74,975
Accrued liabilities	31,119	42,372
Income taxes payable	6,199	16,520
Total current liabilities	141,096	133,867

Revolving credit facility	47,000	—
Deferred rent	4,571	4,431
Deferred income taxes	6,267	6,267

Total Liabilities	198,934	144,565

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,402,026 shares issued and outstanding at September 30, 2006 and 41,369,922 shares at December 31, 2005	414	414
Additional paid-in capital	195,006	191,229
Retained earnings	23,263	43,763
Accumulated other comprehensive income (loss)	5	(44)

Total Stockholders’ Equity	218,688	235,362

Total Liabilities and Stockholders’ Equity	$417,622	$379,927

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005

Net sales	$194,412	$192,276	$589,841	$596,626
Cost of sales	121,348	117,577	368,912	367,951
Gross profit	73,064	74,699	220,929	228,675
Selling, general and administrative expenses	67,341	61,387	199,732	188,181
Operating income	5,723	13,312	21,197	40,494
Other income (expense):
Interest income	5	0	106	98
Interest expense	(792)	(552)	(1,545)	(922)
Other income, net	174	201	560	633
	(613)	(351)	(879)	(191)
Income before income taxes	5,110	12,961	20,318	40,303
Income tax expense	1,947	4,748	7,716	14,894

Net income	$3,163	$8,213	$12,602	$25,409

Earnings Per Share
Net income per common share:
Basic	$0.08	$0.20	$0.30	$0.62
Diluted	$0.08	$0.20	$0.30	$0.61
Weighted average number of common shares:
Basic	41,392	41,352	41,384	41,229
Diluted	41,584	41,872	41,642	41,768

Dividends per common share	$—	$—	$0.80	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended Sept 30,
	2006	2005

Net cash flows from operating activities:
Net income	$12,602	$25,409
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,255	10,713
Amortization of financing fees	129	128
Stock-based compensation	2,445	—
Other non-cash items	49	(4)
Change in operating assets and liabilities:
Inventories	(70,753)	(104,226)
Prepaid and other assets	(1,469)	(4,178)
Accounts payable	28,803	30,217
Accrued liabilities	(11,253)	(4,513)
Deferred rent	140	4,316
Income taxes payable	(10,321)	(9,197)
Net cash used in operating activities	(37,373)	(51,335)

Net cash flows from investing activities:
Capital expenditures	(11,357)	(12,991)
Net cash used in investing activities	(11,357)	(12,991)

Net cash flows from financing activities:
Payment of dividends to common stockholders	(33,102)	(26,854)
Proceeds from revolving credit facility, net	47,000	49,500
Proceeds from exercise of common stock options and stock purchase plan purchases	191	2,759
Net cash provided by financing activities	14,089	25,405
Net decrease in cash and cash equivalents	(34,641)	(38,921)
Cash and cash equivalents, beginning of period	43,547	45,067
Cash and cash equivalents, end of period	$8,906	$6,146

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

2.                   Stock-based compensation — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004),  Share-Based Payment  (Statement 123(R)), which is a revision of FASB Statement No. 123,  Accounting for Stock-Based Compensation . Statement 123(R) supersedes APB Opinion No. 25,  Accounting for Stock Issued to Employees , and amends FASB Statement No. 95,  Statement of Cash Flows . Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

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

Stock-based compensation amounts recognized in the three months and nine months ended September 30, 2006 upon the adoption of Statement 123(R) is as follows (in thousands):

	Three Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2006

Total cost of stock-based compensation during the period	$1,335	$3,586
Amounts capitalized in ending inventory	(491)	(1,141)
Amounts recognized in expense previously capitalized	384	384
Amounts charged against income for the period before tax	$1,228	$2,829

Amount of related income tax benefit recognized in income	$(255)	$(718)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold.  The adoption of Statement 123(R) also caused a $0.02 and $0.05 decrease in basic and diluted earnings per share for the three and nine months ended September 30, 2006, respectively.  Based on non-vested stock options outstanding at September 30, 2006, we expect to incur approximately $2.9 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

Statement 123(R) includes several modifications to the way that incomes taxes are provided for in the financial statements. The expense for stock option grants is only deductible for tax purposes at the time the taxable event takes place, which causes variability in our effective tax rates recorded throughout each year. The expected variability in our effective tax rate is caused by Statement 123(R)’s forbiddance of companies from predicting when these taxable events will take place. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increase net financing cash flows in annual periods after adoption.

In the prior year, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).   Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.  Had we applied the fair value based method and recognition provisions of Statement of

Financial Accounting Standards (SFAS) No. 123, “ Accounting for Stock-Based Compensation ,” (as amended by Statement of Financial Accounting Standards No. 148, “ Accounting for Stock-Based Compensation Transition and Disclosure “) the pro forma effects of stock-based compensation on net income and net income per common share for the three and nine months ended September 30, 2005 were as follows (in thousands except per share amounts):

	Three Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2005
Net income as reported	$8,213	$25,409
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	959	2,915
Pro forma net income	$7,254	$22,494

Net income per common share:
Basic as reported	$0.20	$0.62
Basic pro forma	$0.18	$0.55
Diluted as reported	$0.20	$0.61
Diluted pro forma	$0.17	$0.54

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

Options granted under the 1997 Plan and the 2004 Plan vest daily over periods of four to five years and expire in ten years. The exercise prices of the options range between $0.20 and $35.23, which represents fair value on the grant date of the shares of common stock into which such options are exercisable. At September 30, 2006, there were 143,694 and 1,638,355 shares available for grant under the 1997 Plan and the 2004 Plan, respectively.

Consistent with prior years, the fair value of each stock option granted during the nine months ended September 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 35%, expected dividend yield of 2.5%, expected term of 4.5 years and a risk-free interest rate of 4.2%.  The expected volatility is based on our consideration of the implied volatility of our minimally traded options on our shares and the historical volatility of our stock based on our historical stock prices.  The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term, if limited exercise activity existed for a certain employee class.  The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

A summary of stock option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below (in thousands except share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	2,016,293	$20.07	—	—
Granted	364,000	15.76	—	—
Exercised	(32,104)	7.70	—	—
Cancelled	(236,051)	26.74	—	—
Options Outstanding at September 30, 2006	2,112,138	$18.77	6.6	$2,601
Exercisable at September 30, 2006	1,350,438	$17.23	5.6	$2,350

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2006 was $4.80.  The total intrinsic value of share options exercised during the nine months ended September 30, 2006 was $312 thousand. As of September 30, 2006, we had $10.2 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.48 years.

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

4.                 Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month period ended September 30, 2006 and 2005 was $3.2 million and $8.3 million, respectively and for the nine month period ended September 30, 2006 and 2005 was $12.7 million and $25.4 million, respectively.

5.                 Legal proceedings — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. The remaining complaint relating to our salaried managers is still open with a scheduled trial date of July 2007.  We have a similar lawsuit filed in Orange, County California in 2004 where our motion to disqualify the named plaintiff as a class representative has been accepted.  The case is still in discovery. We do not expect either of these complaints to have a material impact on our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  The case went to trial in March 2006.  The jury found in favor of us on the trademark infringement claim.  The jury was unable to reach a verdict on the remaining claims.  The parties have agreed to mediate with the presiding judge regarding the remaining claims.  A mediation date has been set for November 2006.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

6.                 Earnings per common share

	Three Months Ended Sept 30		Nine Months Ended Sept 30
(in thousands, except per share data)	2006	2005	2006	2005

Basic earnings per share:
Net income	$3,163	$8,213	$12,602	$25,409
Weighted average number of common shares outstanding	41,392	41,352	41,384	41,229
Net income per common share	$0.08	$0.20	$0.30	$0.62

Diluted earnings per share:
Net income	$3,163	$8,213	$12,602	$25,409

Dilutive effect of employee stock options	192	520	258	539
Weighted average number of common shares outstanding	41,392	41,352	41,384	41,229
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,584	41,872	41,642	41,768

Net income per common share	$0.08	$0.20	$0.30	$0.61

7.                 Revolving credit facility — Our $210 million revolving credit facility expires in December 2009.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowings under the revolving credit facility incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.  At September 30, 2006, we had $47 million outstanding under the revolving credit facility and had availability of $154.9 million.

8.                 In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income  Taxes, an interpretation of FASB Statement No. 109,  Accounting for Income Taxes ..  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  The interpretation would require us to review all tax positions accounted for in accordance with Statement 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.  The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt on January 1, 2007.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operation.

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

We have historically grown our store base by approximately 10% per year for the last five years.  During the first nine months of 2006, we expanded our store base by a net of 40 stores consisting of 47 new store openings and 7 store closures.  As of September 30, 2006, we operated 772 stores in 47 states.

Business Overview

Net sales for the third quarter of 2006 were $194.4 million, an increase of 1.1% compared to the same period last year and a comparable store sales decrease of 4.6%.  Net income for the quarter was $3.2 million and diluted earnings per share were $0.08.

For the nine months ended September 30, 2006, net sales were $589.8 million for a decrease of 1.1% versus the prior year and a comparable store decrease of 6.9%.  Net income for the year-to-date period was $12.6 million and diluted earnings per share were $0.30.  The home furnishings sector continues to be challenging due to an overall increase in supply of home décor merchandise and a highly competitive promotional environment.  During the third quarter of 2006, we improved the age, content and level of our inventory.  On a per store basis, inventory decreased 4.8% from the same quarter last year representing the first quarter since June 30, 2005 that our per store inventory levels have decreased year over year.  High end decorative home merchandise continues to be challenging.  We have not committed as much inventory dollars to the seasonal category as we have in the past in an effort to be more selective with our assortment.  Customer traffic stabilized during the quarter contributing to the improvement in comparable store performance versus prior quarters.  It is too early to determine if our planned actions will continue to improve comparable store sales and overall traffic trends.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109.  This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  The interpretation would require us to review all tax positions accounted for in accordance with Statement 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.  The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt on January 1, 2007.  We are assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

Stock-based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment  (Statement 123(R)), which is a revision of FASB Statement No. 123,  Accounting for Stock-Based Compensation .. Statement 123(R) supersedes APB Opinion No. 25,  Accounting for Stock Issued to Employees , and amends FASB Statement No. 95,  Statement of Cash Flows . Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

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

Stock-based compensation amounts recognized in the three months and nine months ended September 30, 2006 upon the adoption of Statement 123(R) is as follows (in thousands):

	Three Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2006
Total cost of stock-based compensation during the period	$1,335	$3,586
Amounts capitalized in ending inventory	(491)	(1,141)
Amount recognized in expense previously capitalized	384	384
Amounts charged against income for the period before tax	$1,228	$2,829
Amount of related income tax benefit recognized in income	$(255)	$(718)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold.  The adoption of Statement 123(R) also caused a $0.02 and $0.05 decrease in basic and diluted earnings per share for the three and nine months ended September 30, 2006, respectively.  Based on non-vested stock options outstanding at September 30, 2006, we expect to incur approximately $2.9 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

Statement 123(R) includes several modifications to the way that incomes taxes are provided for in the financial statements. The expense for stock option grants is only deductible for tax purposes at the time the taxable event takes place, which will cause variability in our effective tax rates recorded throughout each year. The expected variability in our effective tax rate is caused by

Statement 123(R)’s forbiddance of companies from predicting when these taxable events will take place. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in annual periods after adoption.

In the prior year, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).   Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.  Had we applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “ Accounting for Stock-Based Compensation ,” (as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) the pro forma effects of stock-based compensation on net income and net income per common share for the three and nine months ended September 30, 2005 were as follows (in thousands except per share amounts):

	Three Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2005
Net income as reported	$8,213	$25,409
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	959	2,915
Pro forma net income	$7,254	$22,494

Net income per common share:
Basic as reported	$0.20	$0.62
Basic pro forma	$0.18	$0.55
Diluted as reported	$0.20	$0.61
Diluted pro forma	$0.17	$0.54

Consistent with prior years, the fair value of each stock option granted during the nine months ended September 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model based on the assumptions of expected volatility of 35%, expected dividend yield of 2.5%, expected term of 4.5 years and a risk-free interest rate of 4.2%.  The expected volatility is based on our consideration of the implied volatility of our minimally traded options on our shares and the historical volatility of our stock based on our historical stock prices.  The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.  The risk-free interest rate is the constant maturity interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

As of September 30, 2006, we had $10.2 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.48 years.

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

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the fourth quarter, which includes the holiday season. There can be no assurance that current trends in sales and operating results will improve in the future.  The following table sets forth certain financial information from our consolidated statements of income expressed as a percentage of net sales:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4	61.2	62.5	61.7
Gross profit	37.6	38.8	37.5	38.3
Selling, general and administrative expense	34.7	31.9	33.9	31.5
Operating income	2.9	6.9	3.6	6.8
Net interest expense and other income (expense)	(0.3)	(0.2)	(0.2)	0.0
Income before income taxes	2.6	6.7	3.4	6.8
Income tax expense	1.0	2.4	1.3	2.5

Net income	1.6%	4.3%	2.1%	4.3%

Three Months Ended September 30, 2006

Compared to the Three Months Ended September 30, 2005

During the third quarter of 2006, net sales increased to $194.4 million from $192.3 million in the third quarter of 2005, an increase of $2.1 million or 1.1%.  The increase in third quarter sales is primarily due to the $16.5 million increase in sales from non-comparable new stores and an increase in customer traffic of 6.2% partially offset by the decrease in sales at comparable stores and a decrease in average ticket of 4.8%.  The decrease in comparable sales for the third quarter of 2006 resulted primarily from a 4.3% decline in the average transaction and a 0.4% decline in customer traffic.  Total average store sales for the third quarter of 2006 decreased 6.7% when compared to the same prior year quarter.  Comparable store sales and sales per store decreased primarily due to a lower average ticket while customer traffic stabilized.  Comparable store sales and sales per store, though remaining negative, posted sequentially better results than those achieved during the second quarter of this year.  Customer traffic stabilized during the quarter, contributing to the improvement in comparable performance versus prior quarter trends.  The home furnishings retail sector remains very challenging due to an increase in supply of home décor merchandise and a highly competitive promotional environment.

Gross profit decreased $1.6 million, or 2.2%, to $73.1 million for the three months ended September 30, 2006 as compared to last year’s third quarter of $74.7 million, due to the reduction in inventory levels and associated costs as a result of promotional events structured to stimulate sales and drive traffic.  Our gross profit percentage decreased to 37.6% from 38.9% in the prior year’s third quarter.  This decrease of 1.3% in gross profit percentage is comprised of a 1.1% change in costs associated with the buying and distribution of inventory and a  0.2% decrease due to freight costs .

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

Selling, general and administrative expenses increased $6.0 million, or 9.7%, to $67.3 million from $61.4 million in the third quarter of 2005.  The increase was attributable to a $4.0 million increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base, an increase of $900 thousand of store maintenance and other store expenses, the $1.2 million stock-based compensation as a result of the adoption of Statement 123(R) and $900 thousand of other corporate expenses.  These were somewhat offset by the $800 thousand decrease in advertising expense.  As a percentage of net sales, these expenses increased 2.7% to 34.6% in the third quarter of 2006 from 31.9% in the third quarter of 2005.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales for the third quarter of 2006 and includes a 1.8% increase related to store occupancy costs, store personnel costs and store depreciation expense, a 0.4% increase in store maintenance and other store expenses, a 0.6% increase due to the recording of stock-based compensation as a result of the adoption of Statement 123(R) and a 0.4% increase in other corporate expenses but were somewhat offset by the 0.5% decrease in advertising expense.

The income tax provision for the three month periods ended September 30, 2006 and 2005 was $1.9 million and $4.7 million, respectively, reflecting an effective tax rate of 38.1% and 36.6%, respectively.  The effective tax rate is higher in the third quarter of 2006 as compared to the third quarter of 2005 due to an adjustment to the effective tax rate to reflect projected lower pretax income for the full-year 2006 which is impacted by the permanent difference associated with non-deductible stock compensation expense for incentive stock options granted to employees prior to January  2006 and a favorable settlement of certain tax issues in the prior year period.

Nine Months Ended September 30, 2006

Compared to the Nine Months Ended September 30, 2005

During the first nine months of 2006, net sales decreased to $589.8 million from $596.6 million, a decrease of $6.8 million or 1.1% compared to the same period of 2005. The decrease in sales for the first nine months is primarily due to the 6.9% decrease in comparable store sales, offset by a $51.6 million increase in sales from non-comparable new stores.  The decrease in comparable store sales for the first nine months of 2006 was primarily the result of a 6.8% decline in customer traffic.  Total average store sales for the first nine months of 2006 decreased 9.4% when compared to the same prior year period.   Comparable store sales and average sales per store for the year-to-date period continue to be impacted by lower than anticipated store traffic coupled with a slight decrease in average ticket.  This is a result of the challenging retail environment and weakened discretionary spending by consumers.  Customer traffic stabilized during the third quarter, contributing to a sequential improvement in both comparable store sales and average sales per store versus the year-to-date period ended June 30, 2006.

Gross profit decreased $7.7 million, or 3.4%, to $220.9 million for the nine months ended September 30, 2006 as compared to the nine month period last year of $228.7 million, primarily as a result of our decreased net sales.  Our gross profit percentage decreased to 37.5% from 38.3% in the prior year’s nine month period.  This 0.8% decrease in the gross profit percentage is comprised of a 0.4% decrease due to merchandise mix and markdowns and a 0.4% decrease due to damaged merchandise and freight costs.

Selling, general and administrative expenses increased $11.6 million, or 6.1%, to $199.7 million from $188.2 million in the same period last year.  The increase was attributable to a $11.6 million increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base, $2.8 million stock-based compensation recorded as a result of the adoption of Statement 123(R), and $1.9 million other corporate expenses, offset by the $3.9 million non-cash lease accounting adjustment in the same prior year period and the $1.6 million decrease in advertising expense.  As a percentage of net sales, these expenses increased 2.4% to 33.9% in the first nine months of 2006 from 31.5% in the first nine months of 2005.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales and includes a 2.2% increase related to store occupancy costs, store personnel costs and store depreciation expense, a 0.5% increase due to the recording of stock-based compensation as a result of the adoption of Statement 123(R) and a 0.4% increase of other corporate expenses,  offset  primarily by the 0.7% decrease related to the lease accounting adjustment recorded in the prior year and by the 0.2% decrease in advertising expense.

The income tax provision for the nine month periods ended September 30, 2006 and 2005 was $7.7 million and $14.9 million, respectively, reflecting an effective tax rate of 38.0% and 37.0%, respectively.  The effective tax rate is higher in the nine months ended September 30, 2006 as compared to the nine months ended 2005 due to an adjustment in the effective tax rate to reflect projected lower pretax income for the full-year 2006 which is impacted by the permanent difference associated with non-deductible stock compensation expense for incentive stock options granted to employees prior to January 2006 and a favorable settlement of certain tax issues in the prior year period.

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

Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $37.4 million and $51.3 million, respectively, representing a $13.9 million decrease. This decrease in cash used is primarily due to the decrease in merchandise purchases and related vendor payables as we improve the age, content and level of our inventory.  Capital expenditures principally associated with new stores opening and warehouse equipment was $11.4 million and $13.0 million for the nine months ended September 30, 2006 and 2005, respectively.  We expect to spend approximately $6.8 million for additional capital expenditures for the remainder of 2006, which will include the opening of new stores, enhancements of selected stores, and purchases of equipment for our distribution center.

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

At September 30, 2006, we had $47 million in debt outstanding under the revolving credit facility and had availability of $154.9 million.  As of September 30, 2006, we had outstanding letters of credit of $8.1 million, primarily for self-insurance.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of September 30, 2006, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs, an annual dividend and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Nine Months Ended Sept 30, 2006	Twelve Months Ended Dec 31, 2005	Nine Months Ended Sept 30, 2005

Stores open at beginning of period	732	662	662
Stores opened during the period	47	81	62
Stores closed during the period	(7)	(11)	(11)
Stores open at end of period	772	732	713

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates.  Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates.  Based on our market risk sensitive instruments outstanding as of September 30, 2006, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.  Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2006 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. The remaining complaint relating to our salaried managers is still open with a scheduled trial date of July 2007.  We have a similar lawsuit filed in Orange, County California in 2004 where our motion to disqualify the named plaintiff as a class representative has been accepted. The case is still in discovery.  We do not expect either of these complaints to have a material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement and false advertisements on merchandise we sold in the second quarter of 2004.  The case went to trial in March 2006.  The jury found in favor of us on the trademark infringement claim.  The jury was unable to reach a verdict on the remaining claims.  The parties have agreed to mediate with the presiding judge regarding the remaining claims.  A mediation date has been set for November 2006.

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
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

3.2.1

First Amendment to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 18, 2006)

10.1

Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006) W

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 2, 2006	By:	/s/ Elizabeth Schroeder
Elizabeth Schroeder, Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and duly
authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

3.2.1

First Amendment to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 18, 2006)

10.1

Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006) W

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