Form 10-K
period 2006-12-31
TUESDAY MORNING CORP/DE
filed 2007-03-15
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, $.01 par value per share registered on the Nasdaq Global Market

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

Large accelerated filer ☐                                       Accelerated filer ☒                                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2006 was approximately $351,964,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

At March 15, 2007, there were 41,428,321 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference to the extent indicated in Part III of this Form 10-K.

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

PART I

Item 1.                        Business

Overview

We are a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States. We opened our first store in 1974 and operated 795 stores in 47 states as of December 31, 2006. Our stores operate during periodic “sales events,” that occur in each month except January and July. We are generally closed for the first two weeks of January and July which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

In 2006, we recorded sales of $911.1 million and operating income of $36.4 million. Since 1998, our compound annual growth in sales and operating income have been 11% and 4%, respectively. In June 2005, we paid the first annual cash dividend in our history of $0.65 per share and followed with a second annual dividend in March 2006 of $0.80 per share. Dividend payments are at the discretion of our Board of Directors, however, we currently anticipate paying dividends in the future.

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

•       Strong Sourcing Capabilities and Purchasing Flexibility.   We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers’ traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team, which has grown from 10 buyers in 1993 to 24 buyers currently, with an average of over 23 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

•       Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.   We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of approximately $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize savings of 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 8.0 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events including the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

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

•       Disciplined Inventory and Supply Chain Management.   We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. Our supply chain initiatives have allowed us to significantly reduce purchasing lead times and the amount of time we warehouse merchandise. We have increased our shipping and sorting capacity at our main distribution center to be able to accommodate our future growth to approximately 1,200 stores.

Growth Strategy

Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States by:

•       Expanding Our Store Base.   During the planning process for 2007, we evaluated our current store base and plans for new store growth in 2007. As a result of this evaluation, we have planned to open fewer new stores during the current year and aggressively pursue expansion and relocation opportunities in our existing store base. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, the Company will be working with high producing stores and increasing the selling square footage. We believe that this adjustment in our real estate plan will benefit the Company and better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, in 2007 we plan to add approximately 50 net new stores representing a 6% growth rate, expand approximately 25 existing stores and relocate approximately 50 existing stores.  We also believe there is the potential for approximately 1,200 to 1,250 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

•       Enhancing Our Sales Productivity.   We intend to increase our number of customer transactions by refining our merchandise mix and through other operating initiatives. For example, we have made shifts in our product mix to focus on functional, utilitarian items rather than purely decorative assortments. In addition, we have been very selective in our seasonal merchandise purchases and remain focused on high quality, high value items. We have increased our merchandise offerings throughout each sales event by increasing store deliveries to over 44 times in 2006. We believe this will attract new customers, encourage repeat visits by existing customers and increase our average transaction value during the later stages of each sales event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes.

•       Extending Our Customer Reach.   Historically, we have used direct mailings, targeted emails and newspaper and print advertising to attract customers to our stores. While we believe that the use of direct mailing and email alerts remain effective, we also believe that broadcast advertising represents an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. We have used television in select markets over the last four years and expect to continue our use of television advertising in 2007. We also operate our “eTreasures”® program that provides our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their home or office.

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

In addition, we benefit from several trends in the retailing industry. The increase in “just-in-time” inventory management techniques and the rise in retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers are introducing new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers’ overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers such as Tuesday Morning that can purchase larger and more varied merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers’ traditional distribution channels.

Products

We sell upscale home furnishings, housewares, gifts and related items. We do not sell seconds, irregulars, refurbished or factory rejects. Our merchandise primarily consists of lamps, rugs, kitchen accessories, small electronics, gourmet housewares, linens, luggage, bedroom and bathroom accessories, toys, stationary and silk plants as well as crystal, collectibles and silver serving pieces. We specialize in well-recognized, first quality, brand name merchandise, which has included Calphalon cookware, Krups, KitchenAid, Cuisinart appliances, Sferra and Donna Karan bath towels, Samsonite luggage, Wallace and Gorham flatware, Lenox and Dansk tabletop, Marquis crystal, Steinbach and Hummel collectibles, Madame Alexander dolls, Royal Doulton and Wedgwood china and giftware and many others.

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

Purchasing

Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic vendors and international vendors. As industry trends such as “just-in-time” inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores and distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. In 2006, our top ten vendors accounted for approximately 10.3% of total purchases, with no one vendor accounting for more than 1.5%.

Pricing

Our pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor’s “regular” price, a competitor’s “sale” price and our closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers’ suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to markdown unsold merchandise on a timely and systematic basis and thereby effectively manage inventory levels.

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

While we believe our direct mailings, targeted emails and newspaper and print advertising remain effective, we believe broadcast advertising may also represent an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. We have used television advertising in select markets over the last five years and expect to continue our use of television advertising in 2007.

Stores and Store Operations

Site Selection.   During the planning process for 2007, we evaluated our current store base and plans for new store growth in 2007. As a result of this evaluation, we have planned to open fewer new stores during the current year and aggressively pursue expansion and relocation opportunities in our existing store base. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, the Company will be working with high producing stores and increasing the selling square footage. We believe that this adjustment in our real estate plan will benefit the Company and better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, in 2007 we plan to add approximately 50 net new stores representing a 6% growth rate, expand approximately 25 existing stores and relocate approximately 50 existing stores.  We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics. As we implement our expansion and relocation strategy, we will incur a minimal increase in the cost of real estate for those locations.

We believe that our customers are attracted to our stores by our advertising, direct mail and email programs that emphasizes the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allows us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, we believe our real estate costs are lower than those of other retailers.

Store Leases.   Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts.

Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease 24 to 36 months after entering into the lease. These kick clauses, when combined with our inexpensive and portable store fixtures provide us with flexibility in opening new stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with store level operating losses.

Store Layout.   Our opportunistic site selection and “no-frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 6,000 to 15,000 square feet and averaged approximately 9,200 square feet in 2006. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain a minimum inventory in stockrooms.

Store Operations.   We operate our stores during “sales events,” that occur once each month except for January and July. We are generally closed for the first two weeks of January and July, which have been traditionally weaker months for retailers. We have increased the frequency of shipments of new merchandise during a sales event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores. We have implemented initiatives to enhance the process by which merchandise is unloaded at the store and moved to the selling floor and we have increased our internal training program for store managers. We believe that on-going training is a critical component to the success of our store management. Each store manager receives ongoing training beginning with new manager training upon being hired or promoted as well as attendance at one or more training sessions held in Dallas, Texas. In addition, store managers are supported not only by the corporate office, but also by regional and zone field managers.

Store Management.   Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by regional field management and zone level support. We have increased regional and zone personnel over the past two years and consider this level of support will improve and maintain consistency of execution at our stores. Our store managers are responsible for reviewing store inventory and ensuring their store is continually restocked for sales event and non-sales event periods. The store manager is assisted by part-time employees who serve as cashiers and help with merchandise restocking efforts.

Members of our management visit selected stores during sales event and non-sales event periods to review inventory levels and presentation, personnel performance, expense controls, security and adherence to company procedures. In addition, regional managers periodically meet with senior management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sales events.

Store Locations.   As of December 31, 2006, we operated 795 stores in 47 states. Specific store locations can be accessed through our web site www.tuesdaymorning.com.

Distribution

An important aspect of our success involves our ability to process, sort and distribute inventory quickly and efficiently. The majority of our merchandise is ordered, received, inspected, counted, priced, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sales event strategy, we ship most of our merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sales event; however, new merchandise is shipped to stores throughout a sales event.

We have reduced the time merchandise remains in our distribution center from several months to just a few weeks and have increased store deliveries to over 44 times in 2006, all of which has allowed us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. The increased number of shipments also allows our stores to process shipments more effectively and restock their shelves with new merchandise during sales events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

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

Competition

We believe the principal factors by which we compete are price and product offering. We believe we compete effectively by pricing the merchandise we sell at 50% to 80% below department and specialty store prices and by offering a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores and specialty, e-commerce and catalog retailers, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

We are distinguishable from our competitors in several respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at suitable prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our focus is on primarily upscale home furnishings, housewares and related items. In addition, most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, our business model has been and continues to be focused on ten major sales events which are promoted and advertised to our customers through direct mailings, emails and television advertising. We believe that our sales events create a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Seasonality

Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Net sales in the fourth quarters of 2006, 2005 and 2004 accounted for approximately 35%, 36% and 37% respectively, of annual net sales for such years. Operating income for the fourth quarter of 2006, 2005 and 2004 accounted for approximately 64%, 58% and 59%, respectively, of annual operating income for such years.

Employees

As of March 7, 2007, we employed approximately 2,100 persons on a full-time basis and approximately 6,800 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Trademarks and Tradenames

The tradename “Tuesday Morning” is material to our business. We have registered the name “Tuesday Morning” as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including “Closing Time®” and  “eTreasures®.”

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

As part of our growth strategy, we have planned to open fewer new stores during the current year and aggressively pursue expansion and relocation opportunities in our existing store base. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, the Company will be working with high producing stores and increasing the selling square footage. We believe that this adjustment in our real estate plan will benefit the Company and better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, in 2007 we plan to add approximately 50 net new stores representing a 6% growth rate, expand approximately 25 existing stores and relocate approximately 50 existing stores. However, we cannot assure you that we will be able to achieve our relocation or expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure you that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

We opened stores in several new markets during 2006 and intend to enter into additional new markets in 2007 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Poor economic conditions affect consumer spending and may significantly harm our business.

The success of our business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that we offer, including, among other things:

•       general economic, industry and weather conditions;

•       housing market;

•       high crude oil prices, that affect gasoline and heating oil prices;

•       the level of consumer debt;

•       interest rates;

•       tax rates and policies;

•       war, terrorism and other hostilities; and

•       consumer confidence in future economic conditions.

The merchandise we sell generally consists of discretionary items. Reduced consumer confidence, lower housing starts and spending cut backs may result in reduced demand for our discretionary items and may force us to take significant inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition.

Our business and results of operations are subject to a broad range of uncertainties arising out of world events.

Our business and results of operations are subject to uncertainties arising out of world events. These uncertainties may include a global economy slowdown, changes in consumer spending, the increase in gasoline and natural gas prices, the outbreak of illnesses such as Bird Flu and the economic consequences of military action or additional terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, our ability to source products, results of operations and financial condition in the future.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

The retail home furnishings industry is intensely competitive. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources that may allow them to initiate and sustain aggressive price competition. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:

•       increased operational efficiencies of competitors;

•       competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;

•       continued and prolonged promotional activity by competitors;

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

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. In addition, the U.S. government requires drivers of over-the-road trucks to take certain rest periods which reduce the available amount of time they can drive during a 24 hour period. Increases in fuel prices and surcharges, as well as stringent driver regulations, may increase freight costs and thereby increase our cost of goods sold.

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

Merchandise manufactured and imported from overseas is the majority of our total product purchases acquired both domestically and internationally. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include:

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

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of December 31, 2006, we leased all but one of our stores and 444,000 square feet of land containing a 30,000 square foot building. We own 1,318,000 square feet of distribution facilities. In addition, we operate three aboveground diesel storage tanks at our distributions facilities. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties, owned buildings or our storage tanks. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our revenue may be adversely affected.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, television, database marketing and direct marketing. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases in our stores and increase purchases elsewhere, which could negatively impact our revenues. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.

Inclimate weather in the markets in which our stores operate could adversely affect our operating results.

Customers’ willingness to shop and their demand for the merchandise in our stores is affected by adverse and inclimate weather. Frequent or unusually heavy snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures in our markets could adversely affect our sales and increase markdowns.

We operate in highly competitive markets, and we may not be able to compete effectively.

The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional, national and international retailers. We also face competition from alternative retail distribution channels such as catalogues and internet websites. Changes in the merchandising, pricing and promotional activities of those competitors and in the retail industry generally, may adversely affect our performance.

If we do not attract and retain quality sales, distribution center and other associates in large numbers, as well as, experienced buying and management personnel, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers, as well as, experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates. Further, our off-price model limits the market for experienced buying and management personnel and requires us to do significant internal training and development. Changes that adversely impact our ability to attract and retain quality associates and management personnel could adversely affect our performance.

If we are unable to operate information systems and implement new technologies effectively, our business could be disrupted or our sales or profitability could be reduced.

The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully to implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of our and our customers’ data. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

If we are not able to generate strong cash flows from our operations, we will not be able to support capital expansion, operations, debt repayment and our stock repurchase program.

Our business is dependent upon our operations generating strong cash flows to support our capital expansion requirements, our general operating activities and to fund debt repayment. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance and our earnings per share growth.

We maintain internal controls over financial reporting, but they cannot provide absolute assurance that there will not be material errors in our financial reporting.

We maintain a system of internal controls over financial reporting, but there are limitations inherent in internal control systems. If we are unable to maintain adequate and effective internal control over financial reporting, our financial reporting could be adversely affected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs.

Changes in Customer Demands Could Materially Adversely Affect Our Sales, Operating Results and Cash Flow

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. However, shortages of key items could also have a material adverse impact on our operating results

A Weak Fourth Quarter Would Materially Adversely Affect Our Operating Results

Our business is highly seasonal. Our inventories and short-term borrowings, if any, grow in the second and third quarters as we prepare for our peak selling season in the third and fourth quarters. Our most important quarter in terms of sales, profitability and cash flow historically has been the fourth quarter. If for any reason our fourth quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory.

Risks Related to Our Common Stock

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our common stock.

Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the fourth quarter, which includes the holiday shopping season. Net sales in the fourth quarters of 2006, 2005 and 2004 accounted for approximately 35%, 36% and 37%, respectively, of annual net sales for such years. Operating income for the fourth quarter of 2006, 2005 and 2004 accounted for approximately 64%, 58% and 59%, respectively, of annual operating income for such years. For more information about our seasonality, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality.” Because a significant percentage of our net sales and operating income are generated in the fourth quarter, we have limited ability to compensate for shortfalls in fourth quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the fourth quarter of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:

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

Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales decreased 7.9% in 2006, 4.0% in 2005 and 1.7% in 2004. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations and could cause the price of our common stock to decrease significantly.

Our largest shareholder has significant influence over us, which may affect the rights of other shareholders.

At March 13, 2007, Madison Dearborn Capital Partners II, L.P. held a 27% shareholder interest in us. This percentage represents a substantial amount of our common stock and Madison Dearborn will continue to have significant influence over election of our directors, approval of mergers, sales of assets and other matters. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Future sales of our common stock on the public market could depress our stock price.

If our largest shareholder sells substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. As of March 13, 2007, Madison Dearborn beneficially owned 11,388,526 shares of common stock, or approximately 27% of our outstanding shares. Madison Dearborn has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted Madison Dearborn certain rights with respect to the registration of shares of our common stock held by it, including the right to require that we register the sale of all or part of the shares it holds.

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

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

Stores.   We lease all of our stores, except one located adjacent to our distribution facility, from unaffiliated third parties normally through non-cancelable leases. At December 31, 2006, the remaining terms of our store leases generally range from six months to five years with a small percentage out to ten years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease 24 to 36 months after entering the lease.

Distribution Facilities and Corporate Headquarters.   We own approximately 1,318,000 square feet of distribution facilities and a 79,000 square foot building which houses our corporate office in the Dallas, Texas metropolitan area.

We have leases on approximately 444,000 square feet of land for trailer storage and a 30,000 square foot building, which expire in February 2007, April 2009 and December 2013. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We will, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.                        Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training/management trainees which was paid in November 2005 with no material impact to our financial statements. The trial date related to the remaining complaint is currently scheduled for September 2007. A similar lawsuit was filed in Orange County, California in 2004 by managers, managers-in-training and assistant managers and an amended complaint was recently filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement, trademark infringement and false advertisements on merchandise we sold in the second quarter of 2004. We entered into a settlement agreement on November 14, 2006 with the plaintiff. The settlement was paid in December 2006 with no material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Market since our initial public offering on April 22, 1999, under the symbol “TUES.” The following table sets forth for the periods indicated the high and low sales prices per share as reported on The NASDAQ Global Market.

	High	Low
Year Ended December 31, 2005
First quarter	$31.72	$27.60
Second quarter	$32.92	$25.52
Third quarter	$35.90	$24.85
Fourth quarter	$28.15	$20.85
Year Ended December 31, 2006
First quarter	$23.96	$19.73
Second quarter	$23.21	$12.97
Third quarter	$15.33	$12.00
Fourth quarter	$19.02	$13.63

On March 13, 2007, the last reported sale price for our common stock on The NASDAQ Global Market was $15.37 per share. As of March 13, 2007, there were approximately 27 holders of record, and an estimated 21,000 beneficial owners of our common stock.

Dividend Policy

During the second quarter of 2005, we paid our first annual cash dividend of $0.65 per share totaling $26.9 million to our common stockholders. In 2006, we increased our annual cash dividend to $0.80 per share totaling $33.1 million which was paid in the first quarter of 2006. On March 9, 2007, the board of directors declared an annual cash dividend of $0.80 per common share payable on March 30, 2007. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including our results of operations and financial condition. Subject to these qualifications, we expect to pay future dividends on an annual basis.

Repurchases of Common Equity

The board of directors has not authorized us to repurchase any common stock and there were no repurchases of our common stock during the fourth quarter of 2006.

Stock Price Performance

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the five years ended December 31, 2006, of (1) our common stock, (2) the S&P 500 Index and (3) a peer group of companies consisting of Big Lots, Inc.; TJX Companies Inc.; Dollar Tree Stores Inc.; Dollar General Corporation; Family Dollar Stores, Inc.; Williams-Sonoma Inc.; Bed Bath & Beyond Inc.; Bombay Company, Inc.; Ross Stores Inc.; and Cost Plus, Inc. The chart assumes that $100 was invested on December 31, 2001 in our common stock and each of the comparision indices, and assumes that all dividends were reinvested.

Comparison of Total Return of the Company, Peer Group
and Broad Market

Item 6.                        Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for, and as of the end of, each of the five years ended December 31, 2006. The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share and number of stores)
Statement of Operations Data:
Net sales	$911,107	$931,827	$897,841	$822,646	$728,846
Cost of sales	568,594	574,546	556,623	513,097	461,317
Gross profit	342,513	357,281	341,218	309,549	267,529
Selling, general and administrative expenses	284,060	260,736	237,127	210,158	181,810
Operating income	58,453	96,545	104,091	99,391	85,719
Loss on early extinguishment of debt	—	—	—	(3,854)	—
Net interest and other expense	(1,131)	(526)	(2,275)	(8,283)	(13,783)
Income before income taxes	57,322	96,019	101,816	87,254	71,936
Income tax expense	20,893	35,060	39,199	33,593	27,855
Net income	$36,429	$60,959	$62,617	$53,661	$44,081
Earnings per share:
Basic	$0.88	$1.48	$1.53	$1.32	$1.10
Diluted	0.87	1.46	1.50	1.29	1.07
Weighted average shares outstanding:
Basic	41,392	41,264	41,046	40,513	40,037
Diluted	41,647	41,770	41,764	41,442	41,238
Dividends per common share	$0.80	$0.65	—	—	—
Operating Data:
Number of stores:
Beginning of period	732	662	577	515	469
Opened during period	71	81	89	74	56
Closed during period	(8)	(11)	(4)	(12)	(10)
Open at end of period	795	732	662	577	515
Comparable store sales (decrease) increase (1)	(7.9)%	(4.0)%	(1.7)%	3.4%	4.3%
Average sales per store(2)	$1,193	$1,330	$1,429	$1,481	$1,456
Inventory turnover(3)	2.2	2.5	2.8	3.2	3.0

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital	$161,095	$152,648	$115,440	$60,954	$75,195
Inventories	242,674	230,639	189,132	143,023	134,947
Total assets	393,134	379,927	336,120	253,394	245,294
Total debt, including current portion	—	—	—	—	73,224
Total stockholders’ equity	243,877	235,362	197,150	132,094	69,175

(1)          In the first quarter of 2004, we refined our methodology for calculating our comparable store sales, in light of changes to the timing of store openings during a quarter. Stores are now included in the same store calculation at the beginning of the quarter following the anniversary date of the store opening. Previously, stores were included in the same store calculation at the beginning of the quarter that contained the anniversary date of the store opening, since the majority of our store openings used to be only at the beginning of the respective quarter. The comparable store sales increase for 2003 has been updated based on using our refined methodology. The previously reported comparable sales increase was 2.9% for 2003. Comparable store sales for 2002 is as originally reported. Stores that relocate within the same geographic market are still considered same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

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

Overview

•       We sell upscale, name brand home furnishings, housewares, gifts and related items significantly below retail prices charged by department and specialty stores throughout 795 stores in 47 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•       Our store base has grown approximately 9% to 10% per year for each of the last five years and during 2006 we expanded our store base by a net of 63 stores comprised of 71 new store openings and 8 store closures.

•       During the first quarter of 2006, we paid a cash dividend of $0.80 per share totaling $33.1 million to our common stockholders and intend in the future to continue our payment of an annual cash dividend to our stockholders.

•       Operating profits along with more efficient use of working capital have increased cash flow which has in turn been used to reduce debt. At December 31, 2006 and 2005, we had no debt outstanding. We anticipate using our revolving credit facility in the future to fund our inventory purchases, capital expenditures and a cash dividend payment, but we expect to generate excess cash flow for the fiscal year 2007.

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

As a result of these and other initiatives, we have increased our shipping and sorting capacity at our distribution center in Dallas, Texas to accommodate our future growth to approximately 1,200 stores, to discontinue use of 16 third party regional distribution centers and to reduce our long-term interest bearing debt from $187.0 million in 2000 to zero at December 31, 2006.

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

Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at our cost of sales. Buying, distribution, freight and certain other general and administrative costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct full physical inventories at June 30 and December 31 to measure quantities on-hand and make appropriate adjustments to our financial statements. At December 31, 2006 and 2005, our books and records have been fully adjusted for the year-end physical inventories conducted. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on the historical trends of shrinkage as a percentage of sales. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Since we count our inventories twice a year, this reduces the subjective nature of our shrink percentage and can limit our exposure and risk of a significant error.

Inventory is the largest asset on our balance sheet and represents approximately 62% and 61% of total assets at December 31, 2006 and 2005, respectively. Inventory increased 5.2% or $12.0 million to $242.7 million in 2006 from $230.6 million in 2005. On a per store basis our inventory decreased approximately 3.2%. The decrease was primarily due to management’s initiative to reduce purchasing levels during the third and fourth quarters of 2006.

Markdowns—We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. We are also utilizing markdowns coupled with promotional events to drive traffic and stimulate sales during non-sales event periods. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns may vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the second and fourth quarters due primarily to seasonal merchandise. Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory on an aged basis or during each quarter on a continual basis to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.

Insurance and Self-Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experienced, severity factors and the use of loss develop factors as determined by a third-party independent actuary. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made.

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

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.4	61.7	62.0
Gross profit	37.6	38.3	38.0
Selling, general and administrative expenses	31.2	27.9	26.4
Operating income	6.4	10.4	11.6
Net interest and other expense	0.1	0.1	0.2
Income tax expense	2.3	3.8	4.4
Net income	4.0%	6.5%	7.0%
Number of stores open at end of period	795	732	662

We capitalize into inventory all merchandise costs and certain costs incurred to purchase, distribute and deliver merchandise to our stores in order to more accurately match the cost of merchandise with the timing of its sale. These costs are included in cost of sales when the merchandise is sold. Other cost of sales components include merchandise markdowns, shrink and damages, which are expensed as they are incurred

Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and increases in variable expenses due to sales growth. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

2006 Compared to 2005

Net sales decreased $20.7 million or 2.2% to $911.1 million in 2006 from $931.8 million in 2005, of which, $71.5 million of the decrease was attributable to a 7.9% decrease in comparable store sales from 2005 offset by an increase of $50.8 million year over year in sales from non-comparable new stores. Comparable store transactions decreased 7.3% and comparable store average ticket decreased 0.7%. Our average annual sales per store in 2006 was $1.2 million, a decrease of $138,000 or 10.4% from 2005. The decrease in average sales per store has been impacted by those stores opening in new markets performing below historical trends. Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated. Traffic levels have declined due to the increase in supply of home furnishing products, the promotional environment of home furnishing retailers in this sector, as well as the economic pressures impacting the discretionary income of consumers.

Gross profit decreased $14.8 million or 4.1% to $342.5 million in 2006 compared to $357.3 million in 2005, of which, $20.7 million of the gross profit decrease was directly attributable to a decrease in our net sales. Our gross profit percentage decreased to 37.6% in 2006 from 38.3% in 2005. This 0.7% decrease in our gross profit percentage was primarily attributable to a 0.6% increase in temporary and permanent markdowns, 0.3% increase in shrink and damages and a 0.1% increase in purchasing, freight and distribution expenses offset by 0.3% in improved overall product cost.

Selling, general and administrative expenses increased $23.3 million or 8.9% to $284.1 million in 2006 from $260.7 million in the prior year. The increase was mostly attributable to a $16.6 million increase in store occupancy costs, store personnel costs and store fixed asset depreciation expense primarily due to the expansion of our store base. Also contributing to the increase is $4.0 million in stock compensation expense as a result of our adoption of Statement 123(R) on January 1, 2006. As a percentage of sales these expenses increased 3.2% to 31.2% in 2006 from 28.0% in 2005. The increased percentage is primarily due to reduced leverage on expenses as a result of our negative comparable store sales for the year and a 2.2% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense.

Net interest and other expense increased $605 thousand to $1.1 million in 2006 compared to $526 thousand in 2005. This increase was attributable to $747 thousand higher interest expense due to higher average borrowing levels in 2006 than in 2005.

Income tax expense decreased $14.2 million to $20.9 million in 2006 from $35.1 million in 2005 due to decreased profitability. Our effective tax rate decreased slightly to 36.4% in 2006 from 36.5% in 2005 primarily due to the net adjustment of tax reserves related to net favorable settlements with certain state taxing authorities.

2005 Compared to 2004

Net sales increased $34.0 million or 3.8% to $931.8 million in 2005 from $897.8 million in 2004, of which, $68.6 million of the increase was attributable to sales from non-comparable new stores offset by a 4.0% decrease in comparable store sales from 2004. Comparable store transactions decreased 4.4% offset by an increase of 0.4% in comparable store average ticket. Our average annual sales per store decreased by $99,000 or 6.9% to $1.3 million in 2005. Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated. At the time, management believed traffic levels were lower due to the lower discretionary income availability of our customers resulting from the impact of higher gasoline and energy costs.

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

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flow strategy during the last three years has been focused on funding our store growth, distribution improvements and payment of our cash dividend. Our cash flows will continue to be utilized for the expansion of our business and, at the Board’s discretion, the payment of an annual cash dividend.

Net cash flows provided from operating activities in 2006, 2005 and 2004 were $54.3 million, $38.7 million and $44.8 million, respectively. In 2006, the increase in net cash from operating activities is due primarily to a lower volume of inventory purchases offset by a decrease in net income. In 2005, the decrease in net cash from operating activities from the previous year is due to our negative comparable stores sales for the year and lower sales per store than anticipated. Cash and cash equivalents as of December 31, 2006, 2005 and 2004 were $49.6 million, $43.5 million and $45.1 million, respectively.

Capital expenditures, principally associated with new store openings and distribution center systems enhancements, were $15.7 million, $16.1 million and $23.0 million for 2006, 2005 and 2004, respectively. During each year, capital expenditures were primarily for new store openings, various distribution center equipment and improvements and corporate office equipment and improvements. In 2007, we expect to spend approximately $18 million for capital expenditures, primarily for new store openings. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

During the first quarter of 2006, our Board of Directors approved an annual cash dividend of $0.80 per share of common stock. The cash dividend of $33.1 million was paid on March 30, 2006 to shareholders of record on March 10, 2006. During the second quarter of 2005, our Board of Directors approved the first annual cash dividend of $0.65 per share of common stock. The cash dividend of $26.9 million was paid on June 20, 2005 to shareholders of record on June 6, 2005. On March 9, 2007, the board of directors declared an annual cash dividend of $0.80 per common share payable on March 30, 2007. We will pay future dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including our results of operations and financial condition. Subject to these qualifications, we currently expect to pay dividends on an annual basis.

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

We had no balances outstanding related to our revolving credit facility at December 31, 2006 and 2005 and had borrowing availability of $201.9 million at December 31, 2006. As of December 31, 2006, we had outstanding letters of credit of $8.1 million under the revolving credit facility, primarily for self-insurance purposes.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of December 31, 2006, we were in compliance with all covenants.

We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures, cash dividends and interest payments for the next twelve months.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4)(ii)(A)-(D), that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Non-cancelable operating leases	$202,796	$59,634	$90,145	$43,140	$9,877

We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. We have no capital lease obligations or long-term debt at December 31, 2006.

Quarterly Results and Seasonality

The following tables set forth some of our quarterly financial data for the eight quarters ended December 31, 2006. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales)

	Quarters Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net sales	$187,759	$207,669	$194,412	$321,266
Gross profit	73,591	74,273	73,064	121,583
Operating income (1)	10,428	5,046	5,723	37,256
Net income (1)	6,540	2,899	3,163	23,827
Basic earnings per share	$0.16	$0.07	$0.08	$0.58
Diluted earnings per share	$0.16	$0.07	$0.08	$0.57
Comparable store sales decrease	(4.5)%	(10.8)%	(4.6)%	(9.8)%

	Quarters Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Net sales	$185,594	$218,756	$192,276	$335,201
Gross profit	72,558	81,418	74,699	128,606
Operating income(2)	10,436	16,746	13,312	56,051
Net income(2)	6,666	10,530	8,213	35,550
Basic earnings per share	$0.16	$0.26	$0.20	$0.86
Diluted earnings per share	$0.16	$0.25	$0.20	$0.85
Comparable store sales decrease	(0.3)%	(4.7)%	(4.4)%	(5.3)%

(1)          Includes stock compensation expense in 2006 as a result of our adoption of Statement 123(R) on January 1, 2006. On a quarterly basis, stock compensation expense was $579,000, $559,000, $973,000 and $820,000 for the first, second, third and fourth quarters, respectively, net of tax.

(2)          Includes the lease accounting adjustment of $3.9 million ($2.4 million, net of income tax) which was recorded in the first quarter of 2005.

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

Inflation

Inflation has had some effect on our results of operations in the current year primarily in transportation, utilities and waste management costs. However, in our opinion, the overall effect of inflation has not had a material effect on our results of operations. We cannot assure you that inflation will not materially affect us in the future.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 will not have any effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We are currently evaluating the affect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “ How Taxes Collected from Customers and Remitted to the Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision which should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF Issue No. 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 will have any affect on our future consolidated financial statements.

In May 2005, the FASB issued SFAS No, 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of change in accounting principle be limited to the direct effects of the change, indirect effects of a change in accounting principle, such as a change in non-discretionary profit sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in principle. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007. We do not expect the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

Share-based Compensation

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

We recognized stock-based compensation costs under the requirements of Statement 123(R) for the fiscal year 2006 as follows (in thousands):

Total cost of stock-based compensation during the period	$4,575
Amounts capitalized in ending inventory	(1,372)
Amount recognized and charged to cost of goods sold	826
Amounts charged against income for the period before tax	$4,029
Amount of related income tax benefit recognized in income	$(1,097)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold. The adoption of Statement 123(R) also caused a $0.07 decrease in basic and diluted earnings per share for the year ending December 31, 2006. We incurred approximately $2.9 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

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

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (FSP FAS 123R-3). We have elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC Pool”) pool in paragraph 81 of Statement 123(R). The prescribed transition method is a detailed method to establish the beginning balance of the APIC Pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of Statement 123(R).

In prior years, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. Had we applied the fair value based method and recognition provisions of Statement of

Financial Accounting Standards (SFAS) No. 123, “ Accounting for Stock-Based Compensation,” (as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands except per share amounts):

	2005	2004
Net income as reported	$60,959	$62,617
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(3,909)	(3,662)
Pro forma net income	$57,050	$58,955
Net income per common share:
Basic as reported	$1.48	$1.53
Basic pro forma	$1.38	$1.44
Diluted as reported	$1.46	$1.50
Diluted pro forma	$1.37	$1.42

Consistent with prior years, the fair value of each stock option granted during 2006 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on the historical volatility of our stock based on our historical stock prices. In 2006, we increased the number of data points used to calculate volatility from quarterly stock prices to daily stock prices which decreased our volatility assumption. For 2006, 2005 and 2004 these factors were as follows:

	2006	2005	2004
Weighted average risk-free interest rate	4.2 – 4.35%	3.7%	3.1%
Expected life of options (years)	4.4 – 6.0	7.25	7.5
Expected stock volatility	35.0%	56.0%	62.0%
Expected dividend yield	2.5%	2.0%	0.0%

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2006, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rates.   We enter into foreign currency forward contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors. During 2006, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor’s foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of income and were immaterial to us as a whole in 2006. At

December 31, 2006, we had outstanding forward foreign currency contracts to purchase approximately $935,000 of US dollar equivalent Euros with maturities ranging between 26 and 243 days.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2006, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor’s foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

The table below provides information about our forward foreign currency contracts at December 31, 2006 that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency. All the related contracts mature in 2007.

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Exchange Rate	Fair Value
Euro	$935,000	1.3440	$922,000

You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 10 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Interest Rates.   We had no outstanding debt at December 31, 2006; however, we use our revolving credit facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. Any borrowing under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the twelve month period ended December 31, 2006, the LIBOR and Prime rates varied from 4.83% to 5.44% and 7.25% to 8.25%, respectively. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. You can find more information about our debt in Note 4 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8.                        Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our auditors for the years ended December 31, 2006, 2005 and 2004, respectively.

Item 9A.                Controls and Procedures

Disclosure Control Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2006 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited Tuesday Morning’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young’s attestation report on management’s assessment of Tuesday Morning’s internal control over financial reporting appears on page F-2 hereof.

Changes in Internal Control Over Financial Reporting

There were no changes in Tuesday Morning’s internal control over financial reporting that occurred during Tuesday Morning’s last fiscal quarter that have materially affected or are reasonably likely to materially affect Tuesday Morning’s internal control over financial reporting.

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2007 Annual Meeting of Stockholders.

We have adopted a “Code of Ethics for Senior Financial Officers” that establishes the ethical standards to be followed by the persons serving as principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have also adopted a “Code of Conduct” that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors. Both are available on our website at http://www.tuesdaymorning.com under “Investor Relations—Corporate Governance.”

Item 11.                 Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2007 Annual Meeting of Stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2007 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders at December 31, 2006. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,039	$18.20	1,834
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,039	$18.20	1,834

Item 13.                 Certain Relationships and Related Transactions, Director Independence

The information required by this Item 13 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2007 Annual Meeting of Stockholders.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2007 Annual Meeting of Stockholders.

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
3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 14, 2006 (File No. 000-19658) as filed with the Commission on December 20, 2006)

10.1.1

Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†

10.1.2

First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.2

Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.4

Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†

10.5.1

Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†

10.5.2

First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.6

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K/A (File No. 000-19658) as filed with the Commission on February 24, 2006)

10.7

Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.8

Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.9

Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006)†

10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on March 1, 2006)†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
	By:	/s/ KATHLEEN MASON
Kathleen Mason
Date: March 15, 2007		Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ KATHLEEN MASON	Chief Executive Officer, President and	March 15, 2007
Kathleen Mason	Director (Principal Executive Officer)
/s/ ELIZABETH A. SCHROEDER	Executive Vice President and Chief	March 15, 2007
Elizabeth A. Schroeder	Financial Officer (Principal Financial and Accounting Officer)
/s/ BENJAMIN D. CHERESKIN	Chairman of the Board	March 15, 2007
Benjamin D. Chereskin
/s/ WILLIAM J. HUNCKLER, III	Director	March 15, 2007
William J. Hunckler, III
/s/ ROBIN P. SELATI	Director	March 15, 2007
Robin P. Selati
/s/ HENRY F. FRIGON	Director	March 15, 2007
Henry F. Frigon
/s/ BRUCE A. QUINNELL	Director	March 15, 2007
Bruce A. Quinnell

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tuesday Morning Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Tuesday Morning Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tuesday Morning Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Tuesday Morning Corporation and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ERNST AND YOUNG LLP
Dallas, TX
March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tuesday Morning Corporation

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tuesday Morning Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, TX
March 13, 2007

Tuesday Morning Corporation
Consolidated Balance Sheets
(In thousands, except for share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$49,633	$43,547
Inventories	242,674	230,639
Prepaid expenses and other current assets	5,617	7,258
Deferred income taxes	3,162	5,071
Total current assets	301,086	286,515
Property and equipment, net	86,397	87,786
Deferred financing costs	514	685
Other assets	5,137	4,941
Total Assets	$393,134	$379,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	88,514	74,975
Accrued liabilities	35,934	42,372
Income taxes payable	15,543	16,520
Total current liabilities	139,991	133,867
Long-term debt	—	—
Deferred rent	4,618	4,431
Deferred income taxes	4,648	6,267
Total Liabilities	149,257	144,565
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,423,327 and 41,369,922 shares issued and outstanding at December 31, 2006 and 2005, respectively	414	414
Additional paid-in capital	196,381	191,229
Retained earnings	47,090	43,763
Accumulated other comprehensive loss	(8)	(44)
Total Stockholders’ Equity	243,877	235,362
Total Liabilities and Stockholders’ Equity	$393,134	$379,927

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$911,107	$931,827	$897,841
Cost of sales	568,594	574,546	556,623
Gross profit	342,513	357,281	341,218
Selling, general and administrative expenses	284,060	260,736	237,127
Operating income	58,453	96,545	104,091
Other income (expense):
Interest expense	(2,298)	(1,552)	(3,180)
Interest income	158	129	21
Other income, net	1,009	897	884
	(1,131)	(526)	(2,275)
Income before income taxes	57,322	96,019	101,816
Income tax expense	20,893	35,060	39,199
Net income	$36,429	$60,959	$62,617
Earnings Per Share
Net income per common share:
Basic	$0.88	$1.48	$1.53
Diluted	$0.87	$1.46	$1.50
Weighted average number of common shares:
Basic	41,392	41,264	41,046
Diluted	41,647	41,770	41,764
Dividends per common share	$0.80	$0.65	—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance at December 31, 2003	40,923	409	186,455	(54,872)	102	132,094
Net income	—	—	—	62,617	—	62,617
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(77)	(77)
Comprehensive income	—	—	—	62,617	(77)	62,540
Shares issued in connection with employee stock option plan/stock purchase plan	179	2	983	—	—	985
Other	—	—	74	—	—	74
Tax benefit of employee stock options exercised	—	—	1,457	—	—	1,457
Balance at December 31, 2004	41,102	411	188,969	7,745	25	197,150
Net income	—	—	—	60,959	—	60,959
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(69)	(69)
Comprehensive income	—	—	—	60,959	(69)	60,890
Shares issued in connection with employee stock option plan/stock purchase plan	268	3	2,709	—	—	2,712
Dividends declared	—	—	(1,913)	(24,941)	—	(26,854)
Other	—	—	59	—	—	59
Tax benefit of employee stock options exercised	—	—	1,405	—	—	1,405
Balance at December 31, 2005	41,370	$414	$191,229	$43,763	$(44)	$235,362
Net income	—	—	—	36,429	—	36,429
Unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	36	36
Comprehensive income	—	—	—	36,429	36	36,465
Shares issued in connection with employee stock option plan/stock purchase plan	53	—	514	—	—	514
Dividends declared(1)	—	—	—	(33,102)	—	(33,102)
Stock-based compensation expense	—	—	4,575	—	—	4,575
Tax benefit of employee stock options exercised	—	—	63	—	—	63
Balance at December 31, 2006	41,423	$414	$196,381	$47,090	$(8)	$243,877

(1)                On March 9, 2007, the board of directors declared an annual cash dividend of $0.80 per common share payable on March 30, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$36,429	$60,959	$62,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,738	14,606	11,570
Amortization of financing fees	171	171	1,295
Stock based compensation expense	4,029	—	—
Loss on disposal of assets	352	—	—
Deferred income taxes	289	(1,864)	2,525
Tax benefit of employee stock option exercises	—	1,405	1,456
Other non-cash items	37	(10)	(9)
Change in operating assets and liabilities:
Inventories	(11,489)	(41,507)	(46,109)
Prepaid and other current assets	1,641	(2,068)	(221)
Other assets	(196)	(1,389)	(2,553)
Accounts payable	13,539	2,253	6,631
Accrued liabilities	(6,438)	2,823	3,393
Deferred rent	187	4,266	—
Income taxes payable	(977)	(963)	4,236
Total adjustments	17,883	(22,277)	(17,786)
Net cash provided by operating activities	54,312	38,682	44,831
Cash flows from investing activities:
Capital expenditures	(15,701)	(16,060)	(23,027)
Net cash used in investing activities	(15,701)	(16,060)	(23,027)
Cash flows from financing activities:
Payment of dividends to common stockholders	(33,102)	(26,854)	—
Proceeds from exercise of common stock options and stock purchase plan purchases	514	2,712	992
Excess tax benefit related to exercise of stock options	63	—	—
Payment of financing fees	—	—	(1,265)
Net cash used in financing activities	(32,525)	(24,142)	(273)
Net increase (decrease) in cash and cash equivalents	6,086	(1,520)	21,531
Cash and cash equivalents, beginning of period	43,547	45,067	23,536
Cash and cash equivalents, end of period	$49,633	$43,547	$45,067
Supplemental cash flow information:
Interest paid	$2,078	$1,303	$1,938
Income taxes paid	22,039	36,463	31,422

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We operated 795 discount retail stores in 47 states as of December 31, 2006 (732 and 662 stores at December 31, 2005 and 2004, respectively). We sell close-out home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers.

(a)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents—Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

(c)   Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other general and administrative expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves, based on past historical trends of physical inventory results. These shrinkage reserves may require a favorable or unfavorable adjustment to actual results to the extent our subsequent actual physical inventories yield a different result. We use markdowns to promote the effective and timely sale of merchandise. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary in timing throughout the year, but are charged to cost of sales immediately based on total quantities on-hand in the stores. We review all inventory on an aged basis at the end of each quarterly period to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.

(d)   Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings	30 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of lease life or life of improvement
Equipment	5 to 10 years

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

(g)   Self Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experienced, severity factors and the use of loss development factors as determined by a third-party independent actuary.  Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made.

(h)   Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers at our stores. Sales are net of estimated returns and exclude sales tax.

(i)    Pre-opening Costs—Costs incurred prior to the date that new stores open are expensed as incurred.

(j)    Advertising—Costs for television, radio, newspaper and other media are expensed as the advertised events take place. Advertising expense for 2006, 2005 and 2004 was $36,134, $34,371 and $33,075, respectively. We do not receive money from vendors to support our advertising expenditures.

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

(n)   Share-Based Compensation—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative.

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

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We recognized stock-based compensation costs under the requirements of Statement 123(R) for the fiscal year 2006 as follows (in thousands):

Total cost of stock-based compensation during the period	$4,575
Amounts capitalized in ending inventory	(1,372)
Amount recognized and charged to cost of goods sold	826
Amounts charged against income for the period before tax	$4,029
Amount of related income tax benefit recognized in income	$(1,097)

Consistent with our inventory accounting policies, the payroll costs of buying, distribution and certain other general and administrative expenses, and with the adoption of Statement 123(R), the related stock-based compensation of these functions, are capitalized as a part of inventory and expensed as cost of sales when the related inventory is sold. The adoption of Statement 123(R) also caused a $0.07 decrease in basic and diluted earnings per share for the year ending December 31, 2006. We incurred approximately $2.9 million, net of tax, in stock-based compensation for the year ended December 31, 2006.

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

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (FSP FAS 123R-3). We have elected to adopt the transition guidance for the additional paid-in-capital pool (“APIC Pool”) pool in paragraph 81 of Statement 123(R). The prescribed transition method is a detailed method to establish the beginning balance of the APIC Pool related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statement of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of Statement 123(R).

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In prior years, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25).  Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. Had we applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation ,” (as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”) previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands except per share amounts):

	2005	2004
Net income as reported	$60,959	$62,617
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(3,909)	(3,662)
Pro forma net income	$57,050	$58,955
Net income per common share:
Basic as reported	$1.48	$1.53
Basic pro forma	$1.38	$1.44
Diluted as reported	$1.46	$1.50
Diluted pro forma	$1.37	$1.42

Consistent with prior years, the fair value of each stock option granted during 2006 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.  The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on the historical volatility of our stock based on our historical stock prices. In 2006, we increased the number of data points used to calculate volatility from quarterly stock prices to daily stock prices which decreased our volatility assumption. For 2006, 2005 and 2004 these factors were as follows:

	2006	2005	2004
Weighted average risk-free interest rate	4.2 – 4.35%	3.7%	3.1%
Expected life of options (years)	4.4 – 6.0	7.25	7.5
Expected stock volatility	35.0%	56.0%	62.0%
Expected dividend yield	2.5%	2.0%	0.0%

(o)   Net Income Per Common Share—Basic net income per common share for the years ended December 31, 2006, 2005 and 2004 was calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the years ended

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2006, 2005 and 2004 was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 7 and 12.

(p)   Recent Accounting Pronouncements—In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to qualify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 will not have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as interpretation recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We are currently evaluating the affect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “ How Taxes Collected from Customers and Remitted to the Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision which should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

Our policy is to exclude all such taxes from revenue. The provisions of EITF Issue No. 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 will not have any affect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No, 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of change in accounting principle be limited to the direct effects of the change, indirect effects of a change in accounting principle, such as a change in non-discretionary profit sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in principle. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007. We do not expect the adoption of SFAS No. 154 will have a significant effect on our future consolidated financial statements.

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

(r)    Segment Reporting—We operate as one business segment. Operations at December 31, 2006 consisted of 795 retail stores in 47 states. These stores have a uniform format, uniform hours, the same event calendar and carry substantially the same merchandise (quantities, styles and patterns may vary). All merchandise is priced uniformly throughout our stores and is distributed from our central distribution system.

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

(2) LEASE ACCOUNTING ADJUSTMENT (Continued)

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

(3) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following at December 31, 2006 and 2005:

	2006	2005
Land	$8,504	$8,509
Buildings	40,653	40,396
Furniture and fixtures	63,597	55,120
Equipment	57,406	53,898
Leasehold improvements	9,629	6,854
	179,789	164,777
Less accumulated depreciation	(93,392)	(76,991)
Net property and equipment	$86,397	$87,786

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

We had no balances outstanding related to our revolving credit facility at December 31, 2006 and 2005. Our availability under our revolving credit facility was $201.9 million and $200.3 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, we had outstanding letters of credit of $8.1 million, primarily for self-insurance purposes.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sale assets or merge or consolidate with any other person. As of December 31, 2006, we were in compliance with all covenants.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(5) ACCRUED LIABILITIES

At December 31, 2006 and 2005, we had accrued liabilities consisting of the following:

	2006	2005
Sales tax	$5,700	$6,351
Self-Insurance Reserves	12,123	12,542
Wages & benefits	7,185	7,576
Property taxes	1,858	2,000
Other expenses	9,068	13,903
Total accrued liabilities	$35,934	$42,372

(6) INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of:

	Current	Deferred	Total
Year ended December 31, 2006
Federal	$19,409	$417	$19,826
State and local	1,195	(128)	1,067
Total	$20,604	$289	$20,893
Year ended December 31, 2005
Federal	$34,466	$(1,796)	$32,670
State and local	2,458	(68)	2,390
Total	$36,924	$(1,864)	$35,060
Year ended December 31, 2004
Federal	$31,046	$2,251	$33,297
State and local	5,628	274	5,902
Total	$36,674	$2,525	$39,199

A reconciliation of the expected federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

	2006	2005	2004
Expected federal income tax expense	$20,069	$33,607	$35,636
State income taxes, net of related federal tax benefit	398	1,372	3,920
Other, net	426	81	(357)
Total tax expense	$20,893	$35,060	$39,199

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(6) INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets:
Current:
Other payroll and benefits	$828	$1,157
Inventory reserves	152	1,532
Self-insurance reserves	4,391	4,823
Other current liabilities	2,011	1,163
Noncurrent:
Deferred rent	1,715	1,685
Total gross deferred tax assets	$9,097	$10,360
Deferred tax liabilities:
Current:
Inventory costs	$2,196	$1,794
Prepaid supplies	2,024	1,810
Non-current:
Property and equipment	6,363	7,952
Total gross deferred tax liabilities	10,583	11,556
Net deferred tax liability	$1,486	$1,196

We expect the deferred tax assets at December 31, 2006 to be fully recovered and the deferred tax liabilities at December 31, 2005 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2006 or 2005.

(7) STOCK OPTIONS

We have established a 1997 Long-Term Equity Incentive Plan (the “1997 Plan”) and a Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (the “2004 Plan”) which allows us to grant stock options to directors, officers and key employees performing services for us. The 1997 and 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors, with certain limitations.

Options granted under the 1997 and 2004 Plan vest over periods of four to five years and expire in ten years. The exercise prices of the options range between $0.20 and $35.23, which represents market value on the grant date of the shares of common stock into which such options are exercisable. At December 31, 2006, there were 233,383 and 1,601,000 additional shares available for grant under the 1997 Plan and 2004 Plan, respectively.

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(7) STOCK OPTIONS (Continued)

Following is a summary of transactions relating to the 1997 and 2004 Plan’s options for the three years ended December 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,965,223	$14.53
Granted during year	330,000	30.66
Exercised during year	(178,228)	5.52
Cancelled during year	(24,930)	22.35
Outstanding at December 31, 2004	2,092,065	$17.75
Granted during year	350,979	29.97
Exercised during year	(267,574)	10.44
Cancelled during year	(159,177)	27.55
Outstanding at December 31, 2005	2,016,293	$20.07	—	—
Granted during year	404,000	15.79	—	—
Exercised during year	(53,405)	10.76	—	—
Forfeited during year	(190,317)	28.59	—	—
Expired during year	(138,068)	27.05	—	—
Options Outstanding at December 31, 2006	2,038,503	$18.20	6.4	$3,900,000
Exercisable at December 31, 2006	1,345,529	$16.91	5.3	$3,287,000

The weighted average grant date fair value of share options granted during 2006 was $4.71. The total intrinsic value of share options exercised during 2006 was $332 thousand. At December 31, 2006 we had $9.3 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.41 years.

The following table summarizes information about stock options outstanding at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
	(in thousands)			(in thousands)
$ 0.20-$ 1.43	10	1.30	$0.64	10	$0.64
$ 8.13-$10.00	539	3.60	$9.77	539	$9.77
$12.35-$20.01	448	8.03	$15.17	149	$17.36
$20.02-$29.85	835	6.96	$22.31	570	$21.90
$30.18-$35.23	207	8.10	$30.97	78	$30.93
	2,039	6.40	$18.20	1,346	$16.91

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

Years Ending December 31,
2007	$59,634
2008	50,836
2009	39,309
2010	27,068
2011	16,072
Thereafter	9,877
Total minimum rental payments	$202,796

Rental expense for 2006, 2005 and 2004 was $65,366, $63,362 and $52,405, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(9) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after one year of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan. Subject to Internal Revenue Service Regulations, we match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $872, $801 and $760 during the years ended December 31, 2006, 2005 and 2004, respectively.

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

(10) FINANCIAL INSTRUMENTS

We had various forward foreign currency contracts outstanding at December 31, 2006 and 2005 with fair values of $13 thousand and $34 thousand, respectively. Our risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(10) FINANCIAL INSTRUMENTS (Continued)

carrying value of our cash and cash equivalents approximates its fair value and the fair value of our forward foreign currency contracts were determined based on quoted market prices of comparable contracts.

(11) LEGAL PROCEEDINGS

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training/management trainees which was paid in November 2005 with no material impact to our financial statements. The trial date related to the remaining complaint is currently scheduled for September 2007. A similar lawsuit was filed in Orange County, California in 2004 by managers, managers-in-training and assistant managers and an amended complaint was recently filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

In June 2004, we were named as a defendant in a complaint filed in the U.S. District Court, Central District of California. The plaintiff, Thomas Kinkade Company (f/k/a/ Media Arts Group Inc.), alleged copyright infringement, trademark infringement and false advertisements on merchandise we sold in the second quarter of 2004. We entered into a settlement agreement on November 14, 2006 with the plaintiff. The settlement was paid in December 2006 with no material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

(12) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2006	2005	2004
Basic Earnings Per Share:
Net income	$36,429	$60,959	$62,617
Weighted average number of common shares outstanding	41,392	41,264	41,046
Basic earnings per common share	$0.88	$1.48	$1.53
Diluted Earnings Per Share:
Net income	$36,429	$60,959	$62,617
Dilutive effect of employee stock options	255	506	718
Weighted average number of common shares outstanding	41,392	41,264	41,046
Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,647	41,770	41,764
Diluted earnings per common share	$0.87	$1.46	$1.50

TUESDAY MORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All dollar amounts in thousands, except for per share amounts)

(12) EARNINGS PER COMMON SHARE (Continued)

Options to purchase common stock of 776,000 shares at prices ranging from $15.85 to $35.23, 584,000 shares at prices ranging from $28.75 to $35.23 and 150,000 shares at prices ranging from $31.84 to $34.15 were outstanding at December 31, 2006, 2005 and 2004, respectively. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results for 2006 and 2005 follows:

	Quarters Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Net sales	$187,759	$207,669	$194,412	$321,266
Gross profit	73,591	74,273	73,064	121,583
Operating income(1)	10,428	5,046	5,723	37,256
Net income()	6,540	2,899	3,163	23,827
Basic earnings per share	$0.16	$0.07	$0.08	$0.58
Diluted earnings per share	$0.16	$0.07	$0.08	$0.57

	Quarters Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Net sales	$185,594	$218,756	$192,276	$335,201
Gross profit(2)	72,558	81,418	74,699	128,606
Operating income(2)	10,436	16,746	13,312	56,051
Net income	6,666	10,530	8,213	35,550
Earnings Per Share—Basic	$0.16	$0.26	$0.20	$0.86
Earnings Per Share—Diluted	$0.16	$0.25	$0.20	$0.85

(1)          Includes stock compensation expense in 2006 as a result of our adoption of Statement 123(R) on January 1, 2006. On a quarterly basis, stock compensation expense was $579,000, $559,000, $973,000 and $820,000 for the first, second, third and fourth quarters, respectively, net of tax.

(2)          Includes the lease accounting adjustment of $3.9 million ($2.4 million, net of income tax) which was recorded in the first quarter of 2005.

(14) subsequent event

On March 9, 2007, the board of directors declared an annual cash dividend of $0.80 per common share payable on March 30, 2007 to shareholders of record as of the close of business on March 20, 2007.

EXHIBIT INDEX

Exhibit No.	Description
3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 14, 2006 (File No. 000-19658) as filed with the Commission on December 20, 2006)

10.1.1

Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†

10.1.2

First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.2

Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.4

Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†

10.5.1

Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†

10.5.2

First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†

10.6

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K/A (File No. 000-19658) as filed with the Commission on February 24, 2006)

10.7

Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.8

Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†

10.9

Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006)†

10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on March 1, 2006)†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Management contract or compensatory plan or arrangement