Form 10-Q
period 2007-03-31
TUESDAY MORNING CORP/DE
filed 2007-05-04
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2007

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

Large accelerated filer ☐     Accelerated filer ☒                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Stock, par value $0.01 per share	41,438,903

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

Readers are referred to”Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and “Item 1A Risk Factors” of this Quarterly Report on Form 10-Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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

•                  environmental regulations;

•                  seasonal and quarterly fluctuations;

•                  fluctuations in our comparable store results;

•                  our ability to operate in highly competitive markets and to compete effectively;

•                  our ability to attract and retain quality sales, distribution center and other associates in large numbers, as well as, experienced buying and management personnel;

•                  our ability to operate information systems and implement new technologies effectively;

•                  our ability to generate strong cash flows from our operations to support capital expansion, operations, debt repayment and our stock repurchase program;

•                  our ability to maintain internal control over financial reporting;

•                  our ability to anticipate and respond in a timely manner to changing consumer demands and preferences; and

•                  our ability to generate strong holiday season sales.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2007 (unaudited) and December 31, 2006
(In thousands, except for share data)

	March 31, 2007	Dec. 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$9,563	$49,633
Inventories	280,987	242,674
Prepaid expenses and other current assets	7,508	5,617
Deferred income taxes	3,162	3,162
Total current assets	301,220	301,086

Property and equipment, net	85,149	86,397
Deferred financing costs	471	514
Other assets	3,383	5,137

Total Assets	$390,223	$393,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	89,682	88,514
Accrued liabilities	32,680	35,934
Income taxes payable	540	15,543
Total current liabilities	122,902	139,991

Revolving credit facility	45,500	—
Deferred rent	4,629	4,618
Deferred income taxes	4,648	4,648

Total Liabilities	177,679	149,257

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 41,432,159 shares issued and outstanding at March 31, 2007 and 41,423,327 shares issued and outstanding at December 31, 2006	414	414
Additional paid-in capital	197,285	196,381
Retained earnings	14,847	47,090
Accumulated other comprehensive income (loss)	(2)	(8)

Total Stockholders’ Equity	212,544	243,877

Total Liabilities and Stockholders’ Equity	$390,223	$393,134

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Net sales	$189,156	$187,759
Cost of sales	118,288	114,168
Gross profit	70,868	73,591
Selling, general and administrative expenses	69,289	63,163
Operating income	1,579	10,428
Other income (expense):
Interest income	143	99
Interest expense	(234)	(186)
Other income	203	133
	112	46
Income before income taxes	1,691	10,474
Income tax expense	644	3,934

Net income	$1,047	$6,540

Earnings Per Share
Net income per common share:
Basic	$0.03	$0.16
Diluted	$0.03	$0.16
Weighted average number of common shares:
Basic	41,427	41,376
Diluted	41,650	41,674

Dividend per common share	$0.80	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006

Net cash flows from operating activities:
Net income	$1,047	$6,540
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,363	4,007
Amortization of financing fees	43	43
Loss on disposal of assets	289	—
Stock-based compensation	1,033	809
Other	(140)	52
Change in operating assets and liabilities:
Inventories	(38,441)	(21,743)
Prepaid and other assets	(137)	(799)
Accounts payable	1,168	4,572
Accrued liabilities	(3,244)	(11,522)
Income taxes payable	(15,003)	(12,689)
Net cash used in operating activities	(49,022)	(30,730)
Net cash flows from investing activities:
Capital expenditures	(3,404)	(2,385)
Net cash used in investing activities	(3,404)	(2,385)
Net cash flows from financing activities:
Payment of dividends to common stockholders	(33,144)	(33,102)
Proceeds from revolving credit facility	45,500	28,000
Net cash provided by (used in) financing activities	12,356	(5,102)
Net decrease in cash and cash equivalents	(40,070)	(38,217)
Cash and cash equivalents, beginning of period	49,633	43,547
Cash and cash equivalents, end of period	$9,563	$5,330

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation
Notes to Consolidated Financial Statements (unaudited)

1.               Basis of presentation - The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended December 31, 2006. Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

2.           Stock-based compensation – We account for our stock-based compensation plan in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004) “Share-Based Payment” (SFAS 123R).  Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), which allows for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan and the 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock.  Stock options are awarded at a fair market value equal to the average of the high and low trading prices of the Company’s common stock on the date of grant.

Options granted under the 1997 Plan and the 2004 Plan typically vest daily over periods of four to five years and expire in ten years. The exercise prices of the options range between $1.43 and $35.23, which represents market value on the grant date.  At March 31, 2007, there were 223,386 and 1,589,551 shares available for grant under the 1997 Plan and the 2004 Plan, respectively.

During the first quarter ended March 31, 2007 and 2006 we recognized stock-based compensation expense as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Total cost of stock-based compensation during the period	$905	$1,150
Amounts capitalized in ending inventory	(221)	(341)
Amounts recognized in expense previously capitalized	349	—
Amounts charged against income for the period before tax	$1,033	$809

Amount of related income tax benefit recognized in income	$(293)	$(230)

3.               Comprehensive income - Comprehensive income represents our change in equity (net assets), during a period, from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners.    Total comprehensive income for the three month period ended March 31, 2007 and 2006 was $1.0 million and $6.6 million, respectively.

4.                  Legal proceedings - During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training/management trainees which was paid in November 2005 with no material impact to our financial statements. The trial date related to the remaining complaint is currently scheduled for September 2007. A similar lawsuit was filed in Orange County, California in 2004 by managers, managers-in-training and assistant managers and an amended complaint was recently filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.               Earnings per common share

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$1,047	$6,540
Weighted average number of common shares outstanding	41,427	41,376
Net income per common share	$0.03	$0.16

Diluted earnings per share:
Net income	$1,047	$6,540
Dilutive effect of employee stock options	223	298
Weighted average number of common shares outstanding	41,427	41,376
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,650	41,674
Net income per common share	$0.03	$0.16

6.               Revolving credit facility –  At March 31, 2007, we had $45.5 million outstanding under the revolving credit facility and had availability of $156.4 million.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowings under the revolving credit facility incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.   The weighted average interest rate at March 31, 2007 was 6.82%. On April 18, 2007, we entered into an amendment to the existing revolving credit facility.  The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 million; and a requirement that for 15 consecutive days during the period from December 1 through January 31, the principal amount of the outstanding loans may not exceed $30 million.

7.               Income Taxes - Tuesday Morning Corporation and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 1999.  The IRS has concluded an examination of the company for years before 2004.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, Tuesday Morning Corporation recognized a $145 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007, balance of retained earnings.

The total amount of unrecognized tax benefits (including interest and penalty accruals) as of the date of adoption on January 1, 2007 is $1.7 million.  Included in the balance at January 1, 2007 are $1.1 million of tax positions that, if recognized, would affect the effective tax rate.  Also, included in the balance at January 1, 2007 are $519 thousand of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During the tax years ended December 31, 2006, 2005, and 2004, we recognized, net of tax effect, $142 thousand, $139 thousand, and $378 thousand in interest, respectively. We had $112 thousand for payment of interest during the year ended December 31, 2006.  No interest was paid in the tax years ended December 31, 2005 and December 31, 2004.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effect tax rate within 12 months of January 1, 2007, the date of adopting FIN 48.

8.               Subsequent Event – On May 1, 2007,we announced that effective June 30, 2007, we would change our year end from December 31 to June 30.

Item 2.                               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We operated 795 discount retail stores in 47 states as of March 31, 2007.  We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices.  Our stores operate during periodic “sales events” that occur in each month except January and July.  We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers.  We purchase first quality, brand name merchandise at closeout prices and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

Business Overview

Net sales for the first quarter of 2007 were approximately $189.2 million, an increase of 0.7% compared to the same period last year. Comparable store sales decreased by 5.4% driven by a decline in customer traffic.  Net income for the quarter was $1.0 million and diluted earnings per share was $0.03.

During the first quarter of 2007, we continued to focus our efforts on inventory productivity.  Inventory on a per store basis was 2.6% higher compared to the same quarter last year.   Home furnishings and high end decorative home merchandise continue to be challenging sectors in an environment that remains highly competitive and promotional.

We opened twelve new stores and closed twelve existing stores during the first quarter of 2007.  In addition, we relocated ten existing stores and expanded two existing stores.

On March 9, 2007, the board of directors declared an annual cash dividend of $0.80 per common share, totaling approximately $33.1 million that was paid on March 30, 2007 to shareholders of record on March 20, 2007.

Effective June 30, 2007, we will change our year end from December 31 to June 30.  This will allow the Company to separate the annual business planning and fiscal year reporting process from the holiday selling season.

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

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	62.5	60.8
Gross profit	37.5	39.2
Selling, general and administrative expense	36.7	33.6
Operating income	0.8	5.6
Net interest expense and other income (expense)	0.1	0.0
Income before income taxes	0.9	5.6
Income tax expense	0.3	2.1
Net income	0.6%	3.5%

Three Months Ended March 31, 2007
Compared to the Three Months Ended March 31, 2006

During the first quarter of 2007, net sales increased to $189.2 million from $187.8 million, an increase of $1.4 million or .7% compared to the same quarter of 2006. The increase in first quarter sales is primarily due to the $11.4 million increase in sales from non-comparable new stores, offset by a 5.4% decrease in comparable store sales. The decrease in comparable sales for the first quarter of 2007 was comprised of a 5.6% decrease in the number of transactions slightly offset by a 0.2% increase in the average transaction amount. Average store sales for the first quarter of 2007 decreased 7.0% when compared to the same prior year quarter. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes traffic levels are lower due to a number of factors, including an increase in supply of home furnishing products, the promotional environment of retailers in this sector, as well as the economic pressures impacting the discretionary income of consumers.

Gross profit decreased $2.7 million, or 3.7%, to $70.9 million for the three months ended March 31, 2007 as compared to last year’s first quarter of $73.6 million, primarily a result of higher markdowns. Our gross profit percentage decreased from 39.2% to 37.5% in the first quarter. This decrease of 1.7% in gross profit percentage is primarily comprised of a 1.0% increase in markdowns and a 0.7% increase in costs associated with the buying and distribution of inventory.

Selling, general and administrative expenses include store labor, store occupancy costs, advertising, miscellaneous store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and increases in variable expenses due to sales growth. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Selling, general and administrative expenses increased $6.1 million, or 9.7%, to $69.3 million from $63.2 million in the first quarter of 2006.  The increase was attributable to a $4.6 million increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base, an increase of $400 thousand of store maintenance and other store expenses, $500 thousand in advertising costs and $800 thousand of other corporate expenses including audit fees, equipment maintenance, taxes and business insurance.  These were slightly offset by a $200 thousand decrease in stock compensation expense.  As a percentage of net sales, these expenses increased 3.0% to 36.6% in the first quarter of 2007 from 33.6% in the first quarter of 2006.  The increased percentage is primarily due to a 2.2% increase related to store occupancy costs, store personnel costs and store depreciation expense, a 0.2% increase in store maintenance and other store expenses and a 0.4% increase in other corporate expenses slightly offset by the 0.1% decrease in stock compensation expense.  In addition, it is more difficult to leverage expenses during periods of negative comparable store sales.

The income tax provision for the three month periods ended March 31, 2007 and 2006 was $644 thousand and $3.9 million, respectively, reflecting an effective tax rate of 38.1% and 37.6%, respectively. The effective tax rate is higher in the first quarter of 2007 as compared to the first quarter of 2006 primarily due to unfavorable changes to state income tax regulations.

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

Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $49.0 million and $30.8 million, respectively, representing an $18.2 million increase. This increase is primarily due to the $8.8 million decrease in operating income and cash used to purchase inventory of $16.7 million offset by timing of cash payments made for other accrued liabilities of $8.4 million.

Capital expenditures principally associated with new store openings and warehouse and office equipment were $3.4 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in capital expenditures is due to opening more stores during the first quarter of 2007 when compared to the first quarter of 2006. We expect to spend approximately $15.2 million for additional capital expenditures during 2007, which will include the opening of new stores, stores expansion,  relocation of existing stores, enhancements of selected stores and purchases of equipment for our distribution center and corporate office.

At March 31, 2007, we had $45.5 million outstanding under the revolving credit facility and had availability of $156.4 million.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowings under the revolving credit facility incur interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes. The weighted average interest rate at March 31, 2007 was 6.82%.  On April 18, 2007, we entered into an amendment to the existing revolving credit facility.  The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 milliion; and a requirement that for 15 consecutive days during the period from December 1 through January 31, the principal amount of the outstanding loans may not exceed $30 million.

The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of March 31, 2007, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Three Months Ended March 31 2007	Three Months Ended March 31 2006	Twelve Months Ended December 31, 2006

Stores open at beginning of period	795	732	732
Stores opened during the period	12	7	71
Stores closed during the period	(12)	(5)	(8)
Stores open at end of period	795	734	795

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006. We do not enter into derivatives or other financial instruments for trading or speculative purposes. There have been no significant changes in the foreign currency exchange rate or interest rate market risks since December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006.

Item 5. Other Information

On December 14, 2006, our board of directors approved amended and restated by-laws which, among other things, added a provisions related to the nomination of directors by stockholders.  Previously, the by-laws were silent as to such procedures.  The amended and restated by-laws now provide that any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a stockholders’ meeting only if written notice of such stockholder’s intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the corporation not later than (a) with respect to an election to be held at an annual meeting of stockholders, 90 days prior to the anniversary date of the date of the immediately preceding annual meeting, and (b) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which a written statement setting forth the date of such meeting is first mailed to stockholders provided that such statement is mailed no earlier than 120 days prior to the date of such meeting.  Notwithstanding the foregoing if an existing director is not standing for reelection to a directorship which is the subject of an election at such meeting or if such vacancy exists as to a directorship which is the subject of an election at a stockholders’ meeting, whether as a result of resignation, death, an increase in the number of directors, or otherwise, then a stockholder may make a nomination with respect to such directorship at any time not later than the close of business on the tenth day following the date on which a written statement setting forth the fact that such directorship is to be elected and the name of the nominee proposed by the board of directors is first mailed to stockholders.  Each notice of a nomination from a stockholder shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the corporation which are beneficially owned by such person, and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such persons’ written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the corporation’s books, of such stockholder, (ii) the class and number of shares of the corporation which are beneficially owned by such stockholder, (iii) whether the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice and (iv) a description of all arrangements or understandings between the stockholder and each nominee and any other person or person (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder.

Item 6.  Exhibits

Exhibit Number	Title of Exhibit
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 20, 2006)

10.1

First Amendment to Credit Agreement dated April 18, 2007 by and among Tuesday Morning, Inc., the Company, TMI Holdings, Inc., the Lenders party to the Credit Agreement, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on April 20,2007)

10.2	Description of Directors Compensation
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	May 4, 2007	By:	/s/ Elizabeth A. Schroeder
Elizabeth A. Schroeder, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 20, 2006)

10.1

First Amendment to Credit Agreement dated April 18, 2007 by and among Tuesday Morning, Inc., the Company, TMI Holdings, Inc., the Lenders party to the Credit Agreement, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on April 20,2007)

10.2	Description of Directors Compensation
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.