Form 10-KT
period 2007-06-30
TUESDAY MORNING CORP/DE
filed 2007-08-30
CIK 878726

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/T

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2007 to June 30, 2007

Commission File Number 0-19658

Tuesday Morning Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2398532 (I.R.S. Employer Identification No.)
6250 LBJ Freeway Dallas, Texas 75240 (972) 387-3562 www.tuesdaymorning.com (Address, zip code and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment of this Form 10-K/T.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at June 30, 2007 was approximately $371,019,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

        At August 29, 2007, there were 41,440,000 outstanding shares of the registrant's common stock.

Documents Incorporated By Reference:

        Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference to the extent indicated in Part III of this Form 10-K/T.

Forward-Looking Statements

        This Form 10-K/T contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management's current expectations, estimates and projections. These statements may be found throughout this Form 10-K/T, particularly under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," among others. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial positions, and our business outlook or state other "forward-looking" information.

        The factors listed below under the heading "Risk Factors" and in the other sections of this Form 10-K/T provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following: uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis; conditions affecting consumer spending; inclement weather; changes in our merchandise mix; timing and type of sales events, promotional activities and other advertising; increased or new competition; loss or departure of one or more members of our senior management, as well as experienced buying and management personnel; an increase in the cost or a disruption in the flow of our products; seasonal and quarterly fluctuations; fluctuations in our comparable store results; our ability to operate information systems and implement new technologies effectively; our ability to generate strong cash flows from our operations; our ability to maintain internal control over financial reporting; and our ability to anticipate and respond in a timely manner to changing consumer demands and preferences. The forward-looking statements made in this press release relate only to events as of the date on which the statements were made. We undertake no obligations to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

        The forward-looking statements made in this Form 10-K/T relate only to events as of the date on which the statements are made. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

        The terms "Tuesday Morning," "we," "us," and "our" as used in this Form 10-K/T refer to Tuesday Morning Corporation and its subsidiaries.

PART I

Item 1.    Business

Overview

        We are a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States. We opened our first store in 1974 and operated 810 stores in 47 states as of June 30, 2007. Our stores operate during periodic "sale events," that occur in each month except January and July. We are generally closed for the first two weeks of January and July as we conduct physical inventories at all of our stores. We purchase first quality, brand name merchandise at closeout and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

        In the six month period ended June 30, 2007, we recorded sales of $408.5 million and operating income of $5.7 million. Since fiscal 1999, our compound annual growth in sales has been 10% while operating income is flat. We have paid dividends in 2005, 2006 and 2007 ranging from $0.65 per share to $0.80 per share. Dividend payments are at the discretion of our Board of Directors.

        On April 30, 2007, our Board of Directors approved a change in our fiscal year from December 31 to June 30, effective June 30, 2007. Accordingly, our financial statements represent the six months ended June 30, 2007, and will represent the twelve months ended June 30, thereafter. As a result of this change, this Form 10-K/T is a transition report and includes financial information for the six month transition period ended June 30, 2007 and 2006 and for the twelve month periods ended December 31, 2006, 2005 and 2004. The twelve-month period ended June 30, 2008 is hereinafter referred to as fiscal 2008.

Key Operating Strengths

        Our success is based on the following operating strengths:

  •
  Unique Event-Based Format.    We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the excitement of multiple "grand openings" and "closeout sales" each year. Merchandise is available in limited quantities and specific items are generally not replenished during a sales event, however, stores continue to receive new merchandise throughout a sale event. We believe that the limited quantities of specific items intensify customers' sense of urgency to buy our merchandise. Accordingly, we have historically generated a majority of an event's sales in the first five days of the event. We intend to continue to adhere to this strategy, but we have increased the frequency of shipments to our stores of new and different merchandise during the later stages of sales events to encourage new and repeat customer visits.

  •
  Strong Sourcing Capabilities and Purchasing Flexibility.    We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers' traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team consisting of 26 buyers currently, with an average of over 22 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

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

  •
  Attractive Store Level Economics.    We have attractive store level economics due to our low store operating expenses and the low initial investment required to open new stores. Our destination-oriented retail format allows us to open stores in a wide range of locations, resulting in lower lease rates compared to those of other retailers. In addition to our low real estate costs, we maintain low operating and depreciation costs due to our no-frills, self-service format. Because we use low cost store fixtures and have low pre-opening costs, our new stores require a low initial investment and have historically generated a solid return on investment in their first full year.

  •
  Disciplined Inventory and Supply Chain Management.    We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. We have increased our shipping and sorting capacity at our distribution center to be able to accommodate our future growth to approximately 1,200 stores.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States by:

  •
  Enhancing Our Store Base.    During the planning process for the six-month period ended June 30, 2007 and the twelve months ended fiscal 2008, we evaluated our current store base and plans for new store growth. As a result of this evaluation, we will pursue expansion and relocation opportunities in our existing store base as well as open new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, the Company will be working with high producing stores and increasing the selling square footage. We believe this will benefit the Company and better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2008 we plan to add approximately 50 net new stores representing a 6% growth rate, expand approximately 25 existing stores and relocate approximately 50 existing stores. We believe there is the potential for approximately 1,200 to 1,250 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

  •
  Enhancing Our Sales Productivity.    We intend to increase the number of customer transactions by refining our merchandise mix and through other operating initiatives. For example, we have made shifts in our product mix to focus on functional, utilitarian items rather than purely decorative assortments. In addition, we have been very selective in our seasonal merchandise purchases and remain focused on high quality, high value items. We are able to increase our merchandise offerings throughout each sale event and on a day-in, day-out basis by delivering fresh product to our stores over 44 times per year. We believe this attracts new customers, encourages repeat visits by existing customers and increases our average transaction value during the later stages of each sale event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes.

  •
  Extending Our Customer Reach.    Historically, we have used direct mailings, targeted emails, newspaper and print advertising to attract customers to our stores. While we believe that the use of direct mailing and email alerts remain effective, we also believe that broadcast advertising represents an effective means to attract new customers, encourages repeat visits by our existing customers and increases consumer awareness of Tuesday Morning. We have used television in select markets over the last five years and expect to continue our use of television advertising in fiscal 2008. We also operate our "eTreasures"® program that provides our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their home or office.

  •
  Improving Systems.    Our newly implemented planning and allocation system affords us the ability to allocate merchandise based on sales trends, demographics and regions of the country to maximize sales and inventory management.

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

Products

        We sell upscale home furnishings, housewares, gifts and related items. We do not sell seconds, irregulars, refurbished or factory rejects. Our merchandise primarily consists of lamps, rugs, kitchen accessories, small electronics, gourmet housewares, linens, luggage, bedroom and bathroom accessories, toys, stationary and silk plants as well as crystal, collectibles and silver serving pieces. We specialize in well-recognized, first quality, brand name merchandise, which has included Calphalon cookware, Krups, KitchenAid and Cuisinart appliances, Sferra linens, Donna Karan bath towels, Samsonite luggage, Wallace and Gorham flatware, Lenox and Dansk tabletop, Marquis crystal, Steinbach and Hummel collectibles, Madame Alexander dolls, Royal Doulton and Wedgwood china and giftware and many others.

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

Purchasing

        Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic vendors and international vendors. As industry trends such as "just-in-time" inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores and distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. Due to our flexibility, we were able to execute opportunistic purchases of favorably priced seasonal and utilitarian merchandise during the first six months of 2007. During this six month period, our top ten vendors accounted for approximately 11.8% of total purchases, with no one vendor accounting for more than 1.6%.

Pricing

        Our pricing policy is to sell all merchandise at 50% to 80% below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and our closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to markdown unsold merchandise on a timely and systematic basis and thereby effectively manage inventory levels.

Advertising

        We plan and implement an advertising program for each sale event. Prior to each sale event, we initiate a direct mailing or email to customers on our mailing list through our eTreasures® email program, which consists of customers who have previously visited our stores and requested mailings.

These direct mailings alert customers to the opening of a sale event and the merchandise and prices we offer. We also communicate with customers by advertising in local newspapers in each of our markets.

        While we believe our direct mailings, targeted emails, newspaper and print advertising remain effective, we believe broadcast advertising may also represent an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. We have used television advertising in select markets over the last five years and expect to continue our use of television advertising in fiscal 2008.

Stores and Store Operations

        Site Selection.    During the planning process for the six-month period ended June 30, 2007 and the twelve months ended fiscal 2008, we evaluated our current store base and plans for new store growth. As a result of this evaluation, we will pursue expansion and relocation opportunities in our existing store base as well as open new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we will be working with high producing stores and increasing the selling square footage. We believe this will benefit us and better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, for fiscal 2008 we plan to add approximately 50 net new stores representing a 6% growth rate, expand approximately 25 existing stores and relocate approximately 50 existing stores. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics. As we implement our expansion and relocation strategy, we will incur a minimal increase in the cost of real estate for those locations.

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

        Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering into the lease. These kick clauses, when combined with our inexpensive and portable store fixtures provide us with flexibility in opening new stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with store level operating losses.

        Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allows us to use a wide variety of space configurations. The size of our stores generally ranges from 6,000 to 15,000 square feet and averaged approximately 9,200 square feet as of June 30, 2007. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain minimum inventory in stockrooms.

        Store Operations.    We operate our stores during "sales events," that occur once each month except for January and July. We are generally closed for the first two weeks of January and July as we conduct physical inventories at all our stores. We have increased the frequency of shipments of new merchandise during a sale event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores. We have implemented initiatives to enhance the process by which merchandise is unloaded at the store and moved to the selling floor and we have increased our internal training program for store managers. We believe that on-going training is a critical component to the success of our store management. Each store manager receives ongoing training beginning with new manager training upon being hired or promoted as well as attendance at one or more training sessions held in Dallas, Texas. In addition, store managers are supported not only by the corporate office, but also by regional and zone field managers.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by regional field management and zone level support. We have increased regional and zone personnel over the past two years and anticipate this level of support will improve and maintain consistency of execution at our stores. Our store managers are responsible for reviewing store inventory and ensuring their store is continually stocked for sale event and non-sale event periods. The store manager is assisted by part-time employees who serve as cashiers and help with merchandise stocking efforts.

        Members of our management visit selected stores during sale event and non-sale event periods to review inventory levels and presentation, personnel performance, expense controls, security and adherence to our procedures. In addition, regional managers periodically meet with senior management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sale events.

        Store Locations.    As of June 30, 2007, we operated 810 stores in 47 states. Specific store locations can be accessed through our web site www.tuesdaymorning.com.

Distribution

        An important aspect of our success involves our ability to process, sort and distribute inventory quickly and efficiently. Our buying, distribution center and planning and allocation departments work closely together to ensure that our inventory flow is efficient and effective. The majority of our merchandise is received, inspected, counted, ticketed and designated for individual stores at our central distribution center in Dallas, Texas. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sale event strategy, we ship most of our merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sale event; however, new merchandise is shipped to stores throughout a sale event.

        We make inventory deliveries to our stores over 44 times per year, which allows us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. This number of shipments also allows our stores to process shipments more effectively and stock their shelves with new merchandise during sale events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

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

Competition

        We believe the principal factors by which we compete are price and product offering. We believe we compete effectively by pricing the merchandise we sell at 50% to 80% below department and specialty store prices and by offering a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores, specialty, e-commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

        We are distinguishable from our competitors in several respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at value driven prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our focus is on primarily upscale home furnishings, housewares and related items. In addition, most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, our business model has been and continues to be focused on ten major sale events which are promoted and advertised to our customers through direct mailings, emails and television advertising. We believe that our sale events create a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sale event is limited.

Seasonality

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarter ending December 31 of 2006, 2005 and 2004 accounted for approximately 35%, 36% and 37% respectively, of annual net sales for such years. Operating income for the quarter ended December 31 of 2006, 2005 and 2004 accounted for approximately 64%, 58% and 59%, respectively, of annual operating income for such years.

Employees

        As of August 22, 2007, we employed approximately 2,100 persons on a full-time basis and approximately 7,200 individuals on a part-time basis. Our employees are not represented by any union. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are good.

Trademarks and Tradenames

        The tradename "Tuesday Morning" is material to our business. We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including "Closing Time®" and "eTreasures®."

Corporate Information

        Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 6250 LBJ Freeway, Dallas, Texas 75240, and our telephone number is (972) 387-3562.

        We maintain an internet website at http://www.tuesdaymorning.com. Copies of our Annual Report on this Form 10-K/T, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the "SEC") are available for viewing and copying at our internet website, free of charge, as soon as reasonably practicable after we file such material with, or furnish them to, the SEC.

        Any materials filed by us with the SEC may be read and copies made at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information which we file electronically with the SEC.

Item 1A.    Risk Factors

        Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-K/T, including our consolidated financial statements and the notes to those statements. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also affect our business operations. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business

We face a number of risks in opening new stores.

        As part of our growth strategy, we will pursue expansion and relocation opportunities in our existing store base as well as open new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we will be working with high producing stores and increasing the selling square footage. We believe this will benefit us and better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, for fiscal 2008 we plan to add approximately 50 net new stores representing a 6% growth rate, expand approximately 25 existing stores and relocate approximately 50 existing stores. However, we cannot assure that we will be able to achieve our relocation or expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

        We opened stores in new markets during the six month period ended June 30, 2007 and in several new markets during calendar year 2006. We intend to enter into additional new markets in fiscal 2008 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

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
  the debt market;

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

        Our business and results of operations are subject to uncertainties arising out of world events. These uncertainties may include a global economy slowdown, changes in consumer spending, changes in debt markets, the increase in gasoline and natural gas prices, the outbreak of illnesses and the economic consequences of military action or additional terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, our ability to source products, results of operations and financial condition in the future.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

        The retail home furnishings industry is intensely competitive. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources that may allow them to initiate and sustain aggressive price competition. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including:

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

        We cannot assure that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business.

We must continuously attract buying opportunities for closeout merchandise and anticipate consumer demand as closeout merchandise becomes available.

        By its nature, specific closeout merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortages of closeout merchandise in the near future, we cannot assure that manufacturers or vendors will continue to make closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. Our inability to acquire suitable merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations and financial condition.

The loss of, or disruption in, our centralized distribution center would have a material adverse effect on our business and operations.

        With minor exceptions, all inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We cannot assure that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason.

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

  •
  increases in shipping rates.

        The products we buy abroad are often priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Quantitative and Qualitative Disclosures About Market Risk" for more information about our foreign currency exchange rate exposure and hedging activities.

We are subject to environmental regulations.

        Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of June 30, 2007, we leased all but one of our stores and 444,000 square feet of land containing a

30,000 square foot building. We own 1,318,000 square feet of distribution facilities. In addition, we operate three aboveground diesel storage tanks at our distributions facilities. We could incur costs in the future related to our leased properties, owned buildings or storage tanks. We cannot assure that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

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

        Customers' willingness to shop and their demand for the merchandise in our stores is affected by adverse and inclimate weather. Frequent or unusually heavy snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures in our markets could adversely affect our sales and increase markdowns.

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

        The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully to implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of our and our customers' data. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

If we are not able to generate strong cash flows from our operations, we will not be able to support capital expansion, operations and debt repayment.

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

Changes in Customer Demands Could Materially Adversely Affect Our Sales, Operating Results and Cash Flow.

        Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. However, shortages of key items could also have a material adverse impact on our operating results.

Weak Holiday Sales Would Materially Adversely Affect Our Operating Results.

        Our business is highly seasonal. Our inventories and short-term borrowings, if any, grow in the quarters ending June 30 and September 30 as we prepare for our peak selling season in the quarters ending September 30 and December 31. Our most important quarter in terms of sales, profitability and cash flow historically has been the quarter ending December 31. If for any reason our quarter ending December 31 results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory.

Risks Related to Our Common Stock

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our common stock.

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31 of 2006, 2005 and 2004 accounted for approximately 35%, 36% and 37%, respectively, of annual net sales for such years. Operating income for the quarters ended December 31 of 2006, 2005 and 2004 accounted for approximately 64%, 58% and 59%, respectively, of annual operating income for such years. For more information about our seasonality, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality." Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:

  •
  the timing of new store openings;

  •
  the amount of net sales contributed by new and existing stores;

  •
  the success of our expansion and relocation program;

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

  •
  timing and type of sale events, promotional activities or other advertising;

  •
  new merchandise introductions; and

  •
  our ability to execute our business strategy effectively.

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales decreased 2.5% in the six month period ended June 30, 2007, and 7.9%, 4.0% and 1.7% in the calendar years ended 2006, 2005 and 2004, respectively. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations and could cause the price of our common stock to decrease significantly.

Our largest shareholder has significant influence over us, which may affect the rights of other shareholders.

        At August 27, 2007, Madison Dearborn Capital Partners II, L.P. held a 27% shareholder interest in us. This percentage represents a substantial amount of our common stock and Madison Dearborn will continue to have significant influence over election of our directors, approval of mergers, sales of assets and other matters. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Future sales of our common stock on the public market could depress our stock price.

        If our largest shareholder sells substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. As of August 3, 2007, Madison Dearborn beneficially owned 11,388,526 shares of common stock, or approximately 27% of our outstanding shares. Madison Dearborn has advised us that it expects to continue to reduce its ownership interest in our company over time, subject to prevailing market conditions. We have granted Madison Dearborn certain rights with respect to the registration of shares of our common stock held by it, including the right to require that we register the sale of all or part of the shares it holds.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        Stores.    We lease all of our stores, except one located adjacent to our distribution facility, from unaffiliated third parties normally through non-cancelable leases. At June 30, 2007, the remaining terms of our store leases generally range from six months to five years with a small percentage out to ten years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering the lease.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1,318,000 square feet of distribution facilities and a 79,000 square foot building which houses our corporate office in the Dallas, Texas metropolitan area.

        We have leases on three parcels of land of approximately 444,000 square feet, two of which are for trailer storage while the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in April 2009 and December 2013 while the lease for the third parcel and building expires February 2011. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We will, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.    Legal Proceedings

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. There is no trial date set for the remaining complaint. A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004 by managers, managers-in-training and assistant managers and an amended complaint was filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 16, 2007, the following proposals were submitted to stockholders with the following results:

  1.
  Election of six directors to serve until their terms expire at the next annual meeting of stockholders, or until the earlier of his or her death, resignation or removal

	Number of Shares
	For	Withheld	Broker Non-Votes
Benjamin D. Chereskin	35,993,508	3,955,170	—
Kathleen Mason	31,527,417	8,424,261	—
William J. Hunckler, III	38,592,026	1,356,652	—
Robin P. Selati	36,120,964	3,827,714	—
Henry F. Frigon	23,423,053	16,525,625	—
Bruce A. Quinnell	39,528,531	420,147	—
  2.
  Ratification of the selection of Ernst & Young as our independent registered public accounting firm until the next annual meeting of stockholders

Number of Shares
For	39,903,431
Against	38,272
Abstain	6,975

        No other matters were voted upon at the meeting.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has traded on The NASDAQ Global Market since our initial public offering on April 22, 1999, under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on The NASDAQ Global Market.

	High	Low
Six Months Ended June 30, 2007*
First quarter	$17.87	$14.54
Second quarter	$15.54	$12.10
Year Ended December 31, 2006
First quarter	$23.96	$19.73
Second quarter	$23.21	$12.97
Third quarter	$15.33	$12.00
Fourth quarter	$19.02	$13.63
Year Ended December 31, 2005
First quarter	$31.72	$27.60
Second quarter	$32.92	$25.52
Third quarter	$35.90	$24.85
Fourth quarter	$28.15	$20.85

*
We changed our fiscal year end to June 30 effective June 30, 2007. Accordingly, our fiscal period ended June 30, 2007 was comprised of only two fiscal quarters.

        On August 27, 2007, the last reported sale price for our common stock on The NASDAQ Global Market was $10.50 per share. As of August 27, 2007, there were approximately 29 holders of record, and an estimated 10,000 beneficial owners of our common stock.

Dividend Policy

        We have declared and paid the following annual cash dividends:

	2007	2006	2005
Payment date	March 30, 2007	March 30, 2006	June 20, 2005
Dividend per common share	$0.80	$0.80	$0.65
Total dividend	$33.1 million	$33.1 million	$26.9 million

        The payment of dividends in the future will be at the sole discretion of our board of directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) will depend on many factors, including our results of operations and financial condition. Subject to these qualifications, we currently expect to pay future dividends on an annual basis.

Repurchases of Common Equity

        The board of directors has not authorized us to repurchase any common stock and there were no repurchases of our common stock during the six month period ended June 30, 2007.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the six month period ended June 30, 2007 and the five years ended December 31, 2006, of (1) our common stock, (2) the S&P 500 Index and (3) a peer group of companies consisting of Big Lots, Inc.; TJX Companies Inc.; Dollar Tree Stores Inc.; Family Dollar Stores, Inc.; Williams-Sonoma Inc.; Bed Bath & Beyond Inc.; Bombay Company, Inc.; Ross Stores Inc.; and Cost Plus, Inc. The chart assumes that $100 was invested on December 31, 2001 in our common stock and each of the comparision indices, and assumes that all dividends were reinvested.

Comparison of Total Return of the Company, Peer Group and Broad Market

Item 6.    Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for the six months ended June 30, 2007 and 2006, and as of the end of, each of the five years ended December 31. The statement of operations data for the six-month period ended June 30, 2007, the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of June 30, 2007, December 31, 2006 and 2005 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the six-month period ended June 30, 2006 and the balance sheet data as of June 30, 2006 are derived from our unaudited consolidated financial statements that are included in the respective Forms 10-Q. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that are not included in this Form 10-K/T.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes included elsewhere in this Form 10-K/T.

	Six Months Ended June 30,		Year Ended December 31,
	2007	2006	2006	2005	2004	2003	2002
		(Unaudited)	(In thousands, except per share and number of stores)
Statement of Operations Data:
Net sales	$408,520	$395,428	$911,107	$931,827	$897,841	$822,646	$728,846
Cost of sales	257,851	247,564	568,594	574,546	556,623	513,097	461,317

Gross profit	150,669	147,864	342,513	357,281	341,218	309,549	267,529
Selling, general and administrative expenses	144,962	132,390	284,060	260,736	237,127	210,158	181,810

Operating income	5,707	15,474	58,453	96,545	104,091	99,391	85,719
Loss on early extinguishment of debt	—	—	—	—	—	(3,854)	—
Net interest and other expense	(656)	(266)	(1,131)	(526)	(2,275)	(8,283)	(13,783)

Income before income taxes	5,051	15,208	57,322	96,019	101,816	87,254	71,936
Income tax expense	1,970	5,769	20,893	35,060	39,199	33,593	27,855

Net income	$3,081	$9,439	$36,429	$60,959	$62,617	$53,661	$44,081

Earnings per share:
Basic	$0.07	$0.23	$0.88	$1.48	$1.53	$1.32	$1.10
Diluted	0.07	0.23	0.87	1.46	1.50	1.29	1.07
Weighted average shares outstanding:
Basic	41,433	41,380	41,392	41,264	41,046	40,513	40,037
Diluted	41,637	41,647	41,647	41,770	41,764	41,442	41,238
Dividends per common share	$0.80	$0.80	$0.80	$0.65	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	795	732	732	662	577	515	469
Opened during period	27	35	71	81	89	74	56
Closed during period	(12)	(5)	(8)	(11)	(4)	(12)	(10)

Open at end of period	810	762	795	732	662	577	515

Comparable store sales (decrease) increase(1)	(2.5)%	(7.9)%	(7.9)%	(4.0)%	(1.7)%	3.4%	4.3%
Average sales per store(2)	$512	$533	$1,193	$1,330	$1,429	$1,481	$1,456
Inventory turnover(3)	2.1	2.3	2.2	2.5	2.8	3.2	3.0

	Six Months Ended June 30,		As of December 31,
	2007(4)	2006	2006	2005	2004	2003	2002
		(Unaudited)	(In thousands)
Balance Sheet Data:
Working capital	$165,371	$153,428	$161,095	$152,648	$115,440	$60,954	$75,195
Inventories	288,791	241,660	242,674	230,639	189,132	143,023	134,947
Total assets	394,321	352,307	393,134	379,927	336,120	253,394	245,294
Total debt, including current portion	56,500	21,000	—	—	—	—	73,224
Total stockholders' equity	215,440	214,005	243,877	235,362	197,150	132,094	69,175

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

(2)
Average sales per store is the sum of the average sales per store for each quarter.

(3)
Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of the previous year-end and quarter-end inventory levels throughout the year.

(4)
A significant portion of our revenues and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this Form 10-K/T.

Overview

  •
  We sell upscale, name brand home furnishings, housewares, gifts and related items significantly below retail prices charged by department and specialty stores in 810 stores throughout 47 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

  •
  Our store base has grown approximately 9% to 10% per year for each of the last five years. During the six months end June 30, 2007, we increased our store base by a net of 15 stores compared to 30 stores during the same period last year. During the calendar year 2006 we expanded our store base by a net of 63 stores comprised of 71 new store openings and 8 store closures.

  •
  During the quarter ended March 31, 2007, we paid a cash dividend of $0.80 per share totaling $33.1 million to our common stockholders and intend in the future to continue our payment of an annual cash dividend to our stockholders, subject to approval by our Board of Directors.

  •
  During the six months ended June 30, 2007, we utilized operating cash flow and funds available under our revolving credit facility to pay our cash dividend and to make opportunistic purchases of seasonal and utilitarian merchandise. As a result, the balance on our revolving credit facility at June 30, 2007 was $56.5 million.

  •
  The home furnishings related industry has been negatively impacted by macro-economic pressures, increased supply and competition as well as a highly competitive and promotional environment. Beginning with the quarter ended September 30, 2004, we posted consecutive negative comparable store sales until the quarter ended June 30, 2007. During this time, however, we have continued to generate positive operating income, cash flow and earnings per share.

  •
  Beginning in January 2007, we reassessed our real estate program. The decision was made to open fewer new stores and execute more expansions and relocations with our existing store base. For both new stores and relocations, we are negotiating upgraded sites. With the expansion opportunities, we expect we will be working with high producing stores and intend to increase the selling square footage.

  •
  In April 2007, we amended our credit facility. The amendment provides for, among other things: the extension of the maturity date to December 2010; changes in applicable commitment fees and interest rates; a reduction of the lenders' revolving credit commitment from $210 million to $200 million; and a requirement that for 15 consecutive days during the period from December 1 to January 31, the principal amount of the outstanding loans may not exceed $30 million.

  •
  On April 30, 2007, our Board of Directors approved a change in our fiscal year from December 31 to June 30, effective June 30, 2007. The six month results now being reported by us relate to the transitional six month fiscal period ended June 30, 2007. For discussion purposes, we are comparing the audited financial statements for the six months ended June 30, 2007 with the unaudited financials statements for the six months ended June 30, 2006. Due to the seasonality of our business including the significant portion of sales and earnings that take place in the quarter ended December 31, comparisons of the six months ended June 30, 2007 to the calendar year ended December 31, 2006 would not be meaningful.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at our cost of sales. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct full physical inventories at all stores at June 30 and December 31 to measure quantities on-hand and make appropriate adjustments to our financial statements. At June 30, 2007 and December 31, 2006 and 2005, our books and records have been fully adjusted for the year-end physical inventories conducted. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on the historical trends of shrinkage as a percentage of sales. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Since we count our inventories twice a year, this reduces the subjective nature of our shrink percentage and can limit our exposure and risk of a significant error.

        Inventory is the largest asset on our balance sheet and represents approximately 73%, 62% and 61% of total assets at June 30, 2007 and December 31, 2006 and 2005, respectively. Inventory increased 19.5% or $47 million from June 30, 2006 to June 30, 2007 primarily due to early purchases of favorably priced utilitarian and seasonal merchandise, as well as lower sales per store year over year. On a per store basis, inventory increased 12.4% from June 30, 2006 to June 30, 2007. At December 31, 2006, inventory increased 5.2% or $12.0 million to $242.7 million from $230.6 million at December 31, 2005. On a per store basis, inventory decreased approximately 3.2%, primarily due to a reduction in purchasing levels during the third and fourth quarters of calendar year 2006.

        Markdowns—We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. We are also utilizing markdowns coupled with promotional events to drive traffic and stimulate sales during non-sales event periods. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns may vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the quarters ended June 30 and December 31 due primarily to seasonal merchandise. Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory during each quarter on a continual basis to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions.

        Insurance and Self-Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experienced, severity factors and the use of loss develop factors as determined by a third-party independent actuary. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made.

        Tax, Legal and Other Contingent Reserves—We record reserves for certain legal or other contingencies when estimated future expenditures associated with such contingencies become probable and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, which are difficult to forecast or predict thereby resulting in an adjustment in the amount required to be accrued for such matters in future periods. We recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination.

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

        As a result of this adjustment, we recorded a one-time, non-cash, $3.9 million ($2.4 million, net of income tax) cumulative charge to earnings during the first quarter of the 2005 calendar year. The adjustment did not impact historical or future net cash flows or the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years' financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous periods.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Six Months Ended June 30,		Calendar Year Ended December 31,
	2007	2006	2006	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1	62.6	62.4	61.7	62.0

Gross profit	36.9	37.4	37.6	38.3	38.0
Selling, general and administrative expenses	35.5	33.5	31.2	27.9	26.4

Operating income	1.4	3.9	6.4	10.4	11.6
Net interest and other expense	0.1	0.1	0.1	0.1	0.2
Income tax expense	0.5	1.4	2.3	3.8	4.4

Net income	0.8%	2.4%	4.0%	6.5%	7.0%

Number of stores open at end of period	810	762	795	732	662

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

        Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and increases in variable expenses due to new store sales growth. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

        Net sales increased $13.1 million or 3.3% to $408.5 million for the six months ended June 30, 2007 from $395.4 million in the same period in 2006, primarily as a result of an increase of 48 stores from June 30, 2006 to June 30, 2007 offset by a 2.5% decrease in comparable store sales from the same period in 2006. Comparable store transactions decreased 3.9% and comparable store average ticket increased 1.5%. Our average sales per store in the six months ended June 30, 2007 was $511.7 thousand, a decrease of $21.0 thousand or 3.9% from the same period in 2006. The decrease in average sales per store has been impacted by those stores opening in new markets performing below historical trends. Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated. Management believes that traffic levels have declined due to the increase in supply of home furnishing products, the promotional environment of home furnishing retailers in this sector, as well as the economic pressures impacting the discretionary income of consumers.

        Gross profit increased $2.8 million or 1.9% to $150.7 million in the six months ended June 30, 2007 compared to $147.9 million in the same period in 2006, primarily due to new store growth partially offset by a decline in comparable store sales. Our gross profit percentage decreased to 36.9% in 2007 from 37.4% in 2006. This 0.5% decrease in our gross profit percentage was primarily attributable to a 0.6% increase in purchasing, freight and distribution expenses offset by a 0.1% decrease in temporary and permanent markdowns.

        Selling, general and administrative expenses increased $12.6 million or 9.5% to $145.0 million in the six months ended June 30, 2007 from $132.4 million in the comparable period in the prior year. The increase was mostly attributable to a $8.7 million increase in store occupancy costs, store personnel costs and store fixed asset depreciation expense primarily due to the expansion of our store base. As a percentage of sales these expenses increased 2.0% to 35.5% in 2007 from 33.5% in 2006. The increased percentage is primarily due to reduced leverage on expenses as a result of our negative comparable store sales for the year and a 1.4% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense. Selling, general and administrative expenses per average store is $182 thousand this year compared to $178 thousand in the same six month period last year, an increase of 1.8%.

        Net interest and other expense increased $390 thousand to $656 thousand in the six months ended June 30, 2007 compared to $266 thousand in the same period in 2006. This increase was attributable to $352 thousand higher net interest expense due to higher average borrowing levels in 2007 than in 2006.

        Income tax expense decreased $3.8 million from $5.8 million in 2006 to $2.0 million in the six months ended June 30, 2007 due to decreased profitability. Our effective tax rate increased to 39.0% for the six months ended June 30, 2007 from 37.9% for the six month period ended June 30, 2006 primarily due to the higher impact of state tax expense on our effective tax rate when calculated based on six months of operating results rather than a full year. This impact is driven by the absence of the high volume of sales from the holiday selling season on the six month calculation.

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

        Net sales decreased $20.7 million or 2.2% to $911.1 million in 2006 from $931.8 million in 2005, of which, $71.5 million of the decrease was attributable to a 7.9% decrease in comparable store sales from 2005 offset by an increase of $50.8 million year over year in sales from non-comparable new stores. Comparable store transactions decreased 7.3% and comparable store average ticket decreased 0.7%. Our average annual sales per store in 2006 was $1.2 million, a decrease of $138 thousand or 10.4% from 2005. The decrease in average sales per store has been impacted by those stores opening in new markets performing below historical trends. Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated. Management believes traffic levels have declined due to the increase in supply of home furnishing products, the promotional environment of home furnishing retailers in this sector, as well as the economic pressures impacting the discretionary income of consumers.

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

        Net interest and other expense increased $605 thousand to $1.1 million in 2006 compared to $526 thousand in 2005. This increase was primarily attributable to $747 thousand higher interest expense due to higher average borrowing levels in 2006 than in 2005.

        Income tax expense decreased $14.2 million to $20.9 million in 2006 from $35.1 million in 2005 due to decreased profitability. Our effective tax rate decreased slightly to 36.4% in 2006 from 36.5% in 2005 primarily due to the net adjustment of tax reserves related to net favorable settlements with certain state taxing authorities.

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

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

Liquidity and Capital Resources

        We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flow strategy during the last three and a half years has been focused on funding our store growth, distribution improvements and payment of our cash dividend. Our cash flows will continue to be utilized for the expansion of our business and, at the board's discretion, the payment of an annual cash dividend.

        Net cash flows used for operating activities for the six months ended June 30, 2007 were $55.8 million and net cash flows provided from operating activities for calendar years 2006 and 2005 were $54.3 million and $38.7 million, respectively. For the six months ended June 30, 2007, the shortfall in cash flow provided by operating activities is primarily due to early purchases of favorably priced seasonal and utilitarian merchandise. A significant portion of our revenues and net earnings are realized during the period from October through December while an increase in merchandise purchases in preparation for this holiday selling season occurs in prior months. Negative comparable sales also contributed to the shortfall in cash flow. For the calendar year ended December 31, 2006, the increase in net cash from operating activities is due primarily to a lower volume of inventory purchases offset by a decrease in net income. For the calendar year ended December 31, 2005, the decrease in net cash from operating activities from the previous year is due to our negative comparable stores sales for the year and lower sales per store than anticipated. Cash and cash equivalents as of June 30, 2007, December 31, 2006 and 2005 were $10.3 million, $49.6 million and $43.5 million, respectively.

        Capital expenditures were $6.7 million, $15.7 million and $16.1 million for the six month period ended June 30, 2007, and calendar years ended December 31, 2006 and 2005, respectively. During each year, capital expenditures were primarily for new store openings, various distribution center equipment and improvements and corporate office equipment and improvements. In fiscal 2008, we expect to spend approximately $16.0 million for capital expenditures, primarily for new store openings and distribution center equipment and improvements. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

        On March 9, 2007, our Board of Directors declared a cash dividend of $0.80 per common share that was paid on March 30, 2007 in the amount of $33.1 million. During the first quarter of 2006, our board of directors approved a cash dividend of $0.80 per share of common stock. The cash dividend of $33.1 million was paid on March 30, 2006 to stockholders of record on March 10, 2006. During the second quarter of 2005, our Board of Directors approved a cash dividend of $0.65 per share of common stock. The cash dividend of $26.9 million was paid on June 20, 2005 to stockholders of record on June 6, 2005. Future dividends will be at the discretion of our Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depend on many factors, including our results of operations and financial condition. Subject to these qualifications, we currently expect to pay future dividends on an annual basis.

        In December 2004, we entered into a $210 million revolving credit facility which originally expired in December 2009. Any borrowing under the revolver incurs interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to our existing revolving credit facility.

The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 2009 to December 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders' revolving credit commitment from $210 million to $200 million; and a "clean down" provision requirement that for 15 consecutive days during the period from December 1 through January 31, the sum of the aggregate principal amount of the outstanding borrowings may not exceed $30 million.

        At June 30, 2007, we had $56.5 million outstanding under the revolving credit facility, with $26.5 million classified as short-term due to the clean down provisions under the revolving credit agreement. We had no balances outstanding related to our revolving credit facility at December 31, 2006 and 2005. We had borrowing availability of $134.6 million at June 30, 2007, $201.9 million at December 31, 2006 and $200.3 million at December 31, 2005. As of June 30, 2007, we had outstanding letters of credit of $8.9 million. As of December 31, 2006 and 2005, we had outstanding letters of credit of $8.1 million and $9.7 million, respectively. Letters of credit under the revolving credit facility are primarily for self-insurance purposes.

        The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of June 30, 2007, we were in compliance with all covenants.

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

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations
	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Non-cancelable operating leases	$195,875	$59,948	$87,642	$39,944	$8,341
Revolving credit facility	$56,500	$26,500	$30,000	$—	$—

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. We have no capital lease obligations at June 30, 2007.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the ten quarters ended June 30, 2007. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K/T. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K/T. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	March 31, 2007	June 30, 2007
Net sales	$189,156	$219,364
Gross profit	70,868	79,800
Operating income(1)	1,579	4,128
Net income(1)	1,047	2,034
Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.05
Comparable store sales increase (decrease)	(5.4)%	0.1%
	Quarters Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net sales	$187,759	$207,669	$194,412	$321,266
Gross profit	73,591	74,273	73,064	121,583
Operating income(2)	10,428	5,046	5,723	37,256
Net income(2)	6,540	2,899	3,163	23,827
Basic earnings per share	$0.16	$0.07	$0.08	$0.58
Diluted earnings per share	$0.16	$0.07	$0.08	$0.57
Comparable store sales decrease	(4.5)%	(10.8)%	(4.6)%	(9.8)%
	Quarters Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Net sales	$185,594	$218,756	$192,276	$335,201
Gross profit	72,558	81,418	74,699	128,606
Operating income(3)	10,436	16,746	13,312	56,051
Net income(3)	6,666	10,530	8,213	35,550
Basic earnings per share	$0.16	$0.26	$0.20	$0.86
Diluted earnings per share	$0.16	$0.25	$0.20	$0.85
Comparable store sales decrease	(0.3)%	(4.7)%	(4.4)%	(5.3)%

(1)
Includes stock compensation expense for the six months ended June 30, 2007 as a result of our adoption of Statement 123(R) on January 1, 2006. On a quarterly basis, stock compensation expense was $740 and $712 for the first and second quarters, respectively, net of tax.

(2)
Includes stock compensation expense in 2006 as a result of our adoption of Statement 123(R) on January 1, 2006. On a quarterly basis, stock compensation expense was $579, $559, $973 and $820 for the first, second, third and fourth quarters, respectively, net of tax.

(3)
Includes the lease accounting adjustment of $3.9 million ($2.4 million, net of income tax) which was recorded in the first quarter of 2005.

        Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic and weather-related conditions. The timing of sales events could impact the weighting of sales between quarters. We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and operating income being generated in the December quarter, which includes the holiday selling season.

Inflation

        Inflation has had some effect on our results of operations in the current year primarily in transportation, utilities and waste management costs. However, in our opinion, the overall effect of inflation has not had a material effect on our results of operations. We cannot assure that inflation will not materially affect us in the future.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

        In July 2006, the FASB issued Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized a $145 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

        In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to the Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation)." Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision which should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF Issue No. 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 has not had any effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2007, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors. During the six month period ended June 30, 2007, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of income and were immaterial to us as a whole in the six month period ended June 30, 2007. At June 30, 2007, we had outstanding forward foreign currency contracts to purchase approximately $2.3 million of US dollar equivalent Euros with maturities ranging between 9 and 118 days.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2007, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

        The table below provides information about our forward foreign currency contracts at June 30, 2007 that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency. All the related contracts mature in 2007.

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Exchange Rate	Fair Value
Euro	$2,307,000	1.3799	$2,268,000

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 10 of the notes to our consolidated financial statements included elsewhere in this Form 10-K/T.

        Interest Rates.    We had outstanding debt in the amount of $56.5 million at June 30, 2007. We had no outstanding debt at December 31, 2006 and 2005. We use our revolving credit facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. For example, if a .5% increase in rate had occurred during the six month period ended June 30, 2007, this increase would have resulted in an increase in interest expense of approximately $82. Any borrowing under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the six month period ended June 30, 2007, the LIBOR rate varied from 5.32% and 5.34% while the prime rate was 8.25%. During the twelve month period ended December 31, 2006, the LIBOR and Prime rates varied from 4.83% to 5.44% and 7.25% to 8.25%, respectively. During the twelve month period ended December 31, 2005, the LIBOR and Prime rates varied from 3.35% to 4.06% and 5.25% to 7.25%, respectively. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. You can find more information about our debt in Note 4 of the notes to our consolidated financial statements included elsewhere in this Form 10-K/T.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K/T.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        There were no disagreements with our auditors for the six months ended June 30, 2007 or for the years ended December 31, 2006 and 2005.

Item 9A.    Controls and Procedures

Disclosure Control Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2007 to ensure that information required to be disclosed by us in this Transition Report on Form 10-K/T was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Management of Tuesday Morning is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act. Tuesday Morning's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2007, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

        There were no changes in Tuesday Morning's internal control over financial reporting that occurred during Tuesday Morning's last fiscal quarter that have materially affected or are reasonably likely to materially affect Tuesday Morning's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's November 2007 Annual Meeting of Stockholders.

        We have adopted a "Code of Ethics for Senior Financial Officers" that establishes the ethical standards to be followed by the persons serving as principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have also adopted a "Code of Conduct" that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors. Both are available on our website at http://www.tuesdaymorning.com under "Investor Relations—Corporate Governance."

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's November 2007 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's November 2007 Annual Meeting of Stockholders.

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders at June 30, 2007. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,092	$17.83	1,764
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,092	$17.83	1,764

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's November 2007 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's November 2007 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Form 10-K/T.

  (1)
  Financial Statements:

      The list of financial statements required by this item is set forth in Item 8.

    (2)
    Financial Statement Schedules:

      All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Form 10-K/T.

    (3)
    Exhibits:

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 14, 2006 (File No. 000-19658) as filed with the Commission on December 20, 2006)
10.1.1	Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†
10.1.2	Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)†
10.1.3	First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†
10.2	Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†

10.4	Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†
10.5.1	Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†
10.5.2	First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†
10.6.1	Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K/A (File No. 000-19658) as filed with the Commission on February 24, 2006)
10.6.2	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on March 20, 2007)
10.7	Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†
10.8	Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†
10.9	Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006)†
10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on May 4, 2007)†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K (File No. 000-19658) as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 29, 2007	By:	/s/ KATHLEEN MASON Kathleen Mason Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KATHLEEN MASON Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)	August 29, 2007
/s/ ELIZABETH A. SCHROEDER Elizabeth A. Schroeder	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2007
/s/ BRUCE A. QUINNELL Bruce A. Quinnell	Chairman of the Board	August 29, 2007
/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	August 29, 2007
/s/ ROBIN P. SELATI Robin P. Selati	Director	August 29, 2007
/s/ HENRY F. FRIGON Henry F. Frigon	Director	August 29, 2007
/s/ WILLIAM J. HUNCKLER, III William J. Hunckler, III	Director	August 29, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2007, December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the six months ended June 30, 2007 and for each of the three years in the period ended December 31, 2006 of Tuesday Morning Corporation and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
August 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2007, December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the six months ended June 30, 2007 and for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2007, December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the six months ended June 30, 2007 and for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, TX
August 27, 2007

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

		December 31,
	June 30, 2007
		2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,303	$49,633	$43,547
Inventories	288,791	242,674	230,639
Prepaid expenses and other current assets	5,954	5,617	7,258
Deferred income taxes	1,211	3,162	5,071

Total current assets	306,259	301,086	286,515

Property and equipment, net	83,776	86,397	87,786
Deferred financing costs	704	514	685
Other assets	3,582	5,137	4,941

Total Assets	$394,321	$393,134	$379,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	26,500	—	—
Accounts payable	82,453	88,514	74,975
Accrued liabilities	31,223	35,934	42,372
Income taxes payable	712	15,543	16,520

Total current liabilities	140,888	139,991	133,867

Long-term debt	30,000	—	—
Deferred rent	4,534	4,618	4,431
Deferred income taxes	3,459	4,648	6,267

Total Liabilities	178,881	149,257	144,565

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,440,000, shares issued and outstanding at June 30, 2007; 41,423,327 and 41,369,922 shares issued and outstanding at December 31, 2006 and 2005, respectively	414	414	414
Additional paid-in capital	198,183	196,381	191,229
Retained earnings	16,881	47,090	43,763
Accumulated other comprehensive loss	(38)	(8)	(44)

Total Stockholders' Equity	215,440	243,877	235,362

Total Liabilities and Stockholders' Equity	$394,321	$393,134	$379,927

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income

(In thousands, except per share data)

	Six Months Ended June 30, 2007	Years Ended December 31,
		2006	2005	2004
Net sales	$408,520	$911,107	$931,827	$897,841
Cost of sales	257,851	568,594	574,546	556,623

Gross profit	150,669	342,513	357,281	341,218
Selling, general and administrative expenses	144,962	284,060	260,736	237,127

Operating income	5,707	58,453	96,545	104,091
Other income (expense):
Interest expense	(1,158)	(2,298)	(1,552)	(3,180)
Interest income	146	158	129	21
Other income, net	356	1,009	897	884

	(656)	(1,131)	(526)	(2,275)

Income before income taxes	5,051	57,322	96,019	101,816
Income tax expense	1,970	20,893	35,060	39,199

Net income	$3,081	$36,429	$60,959	$62,617

Earnings Per Share
Net income per common share:
Basic	$0.07	$0.88	$1.48	$1.53
Diluted	$0.07	$0.87	$1.46	$1.50
Weighted average number of common shares:
Basic	41,433	41,392	41,264	41,046
Diluted	41,637	41,647	41,770	41,764
Dividends per common share	$0.80	$0.80	$0.65	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2003	40,923	$409	$186,455	$(54,872)	$102	$132,094
Net income	—	—	—	62,617	—	62,617
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(77)	(77)

Comprehensive income	—	—	—	62,617	(77)	62,540
Shares issued in connection with employee stock option plan/stock purchase plan	179	2	983	—	—	985
Other	—	—	74	—	—	74
Tax benefit of employee stock options exercised	—	—	1,457	—	—	1,457

Balance at December 31, 2004	41,102	411	188,969	7,745	25	197,150
Net income	—	—	—	60,959	—	60,959
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(69)	(69)

Comprehensive income	—	—	—	60,959	(69)	60,890
Shares issued in connection with employee stock option plan/stock purchase plan	268	3	2,709	—	—	2,712
Dividends declared	—	—	(1,913)	(24,941)	—	(26,854)
Other	—	—	59	—	—	59
Tax benefit of employee stock options exercised	—	—	1,405	—	—	1,405

Balance at December 31, 2005	41,370	414	191,229	43,763	(44)	235,362
Net income	—	—	—	36,429	—	36,429
Unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	36	36

Comprehensive income	—	—	—	36,429	36	36,465
Shares issued in connection with employee stock option plan/stock purchase plan	53	—	514	—	—	514
Dividends declared	—	—	—	(33,102)	—	(33,102)
Stock-based compensation expense	—	—	4,575	—	—	4,575
Tax benefit of employee stock options exercised	—	—	63	—	—	63

Balance at December 31, 2006	41,423	414	196,381	47,090	(8)	243,877
Net income	—	—	—	3,081	—	3,081
Unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	(30)	(30)

Comprehensive income	—	—	—	3,081	(30)	3,051
Shares issued in connection with employee stock option plan/stock purchase plan	17	—	10	—	—	10
Liability for uncertain tax positions	—	—	—	(145)	—	(145)
Dividends declared	—	—	—	(33,145)	—	(33,145)
Stock-based compensation expense	—	—	1,799	—	—	1,799
Restricted stock compensation expense	—	—	49	—	—	49
Tax benefit of employee stock options exercised	—	—	(56)	—	—	(56)

Balance at June 30, 2007	41,440	$414	$198,183	$16,881	$(38)	$215,440

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30, 2007	Years Ended December 31,
		2006	2005	2004
Cash flows from operating activities:
Net income	$3,081	$36,429	$60,959	$62,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,858	16,738	14,606	11,570
Amortization of financing fees	93	171	171	1,295
Amortization of restricted stock compensation expense	49	—	—	—
Stock based compensation expense	1,962	4,029	—	—
Loss on disposal of assets	418	352	—	—
Deferred income taxes	762	289	(1,864)	2,525
Other non-cash items	(232)	37	(10)	(9)
Change in operating assets and liabilities:
Inventories	(46,280)	(11,489)	(41,507)	(46,109)
Prepaid and other current assets	(337)	1,641	(2,068)	(221)
Other assets	1,555	(196)	(1,389)	(2,553)
Accounts payable	(6,061)	13,539	2,253	6,631
Accrued liabilities	(4,711)	(6,438)	2,823	3,393
Deferred rent	(84)	187	4,266	—
Income taxes payable	(14,831)	(977)	(963)	4,236

Net cash provided by (used in) operating activities	(55,758)	54,312	37,277	43,375

Cash flows from investing activities:
Capital expenditures	(6,655)	(15,701)	(16,060)	(23,027)

Net cash used in investing activities	(6,655)	(15,701)	(16,060)	(23,027)

Cash flows from financing activities:
Payment of dividends to common stockholders	(33,145)	(33,102)	(26,854)	—
Borrowings under revolving credit facility	185,500	286,500	230,000	230,000
Repayments under revolving credit facility	(129,000)	(286,500)	(230,000)	(230,000)
Proceeds from exercise of common stock options and stock purchase plan purchases	10	514	2,712	992
Excess tax benefit related to exercise of stock options	—	63	1,405	1,456
Payment of financing fees	(282)	—	—	(1,265)

Net cash provided by (used in) financing activities	23,083	(32,525)	(22,737)	1,183

Net increase (decrease) in cash and cash equivalents	(39,330)	6,086	(1,520)	21,531
Cash and cash equivalents, beginning of period	49,633	43,547	45,067	23,536

Cash and cash equivalents, end of period	$10,303	$49,633	$43,547	$45,067

Supplemental cash flow information:
Interest paid	$953	$2,078	$1,303	$1,938
Income taxes paid	16,217	22,039	36,463	31,422

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We operated 810 discount retail stores in 47 states as of June 30, 2007 (795, 732 and 662 stores at December 31, 2006, 2005 and 2004, respectively). We sell close-out home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate during periodic "sale events" that occur in each month except January and July. We are generally closed for the first two weeks of January and July as we conduct physical inventories at all our stores.

        (a)    Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        (b)    Fiscal Year Change—On April 30, 2007, the Board of Directors of the Company approved a change in the Company's fiscal year from December 31 to June 30, effective June 30, 2007. This Form 10-K/T is a transitional report, and includes information for the six month transitional period ended June 30, 2007 and for the twelve month periods ended December 31, 2006, 2005 and 2004. The unaudited financial information for the six month period ended June 30, 2006 is as follows:

Six Months Ended June 30, 2006
Total revenues	$395,428
Operating income	15,474
Income from continuing operations before income taxes	15,208
Net income	9,439
Net income per common share:
Basic	$0.23
Diluted	$0.23

        (c)    Cash and Cash Equivalents—Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

        (d)    Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves, based on past historical trends of physical inventory results. These shrinkage reserves may require a favorable or unfavorable adjustment to actual results to the extent our subsequent actual physical inventories yield a different result. We use markdowns to promote the effective and timely sale of merchandise. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary in timing throughout the year, but are charged to cost of sales immediately based on total quantities on-hand in the stores. We review all inventory at the end of each quarterly period to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions.

        (e)    Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

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

        (f)    Deferred Financing Costs—Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized over the term of the related financing using the effective interest method.

        (g)    Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. We file our annual federal income tax return on a consolidated basis. Furthermore, we recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available or applicable laws or regulations may change thereby resulting in a favorable or unfavorable adjustment to amounts recorded.

        (h)    Self Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experienced, severity factors and the use of loss development factors as determined by a third-party independent actuary. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made.

        (i)    Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of estimated returns and exclude sales tax.

        (j)    Pre-opening Costs—Costs incurred prior to the date that new stores open are expensed as incurred.

        (k)    Advertising—Costs for television, radio, newspaper and other media are expensed as the advertised events take place. Advertising expense for the six months ended June 30, 2007 was $15,881 and for the years ended December 31, 2006, 2005 and 2004 was $36,134, $34,371 and $33,075, respectively. We do not receive money from vendors to support our advertising expenditures.

        (l)    Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (m)    Foreign Currency Transactions—We enter into foreign currency forward exchange contracts with major financial institutions to manage and reduce the impact of fluctuations in foreign currency exchange rates on certain contractual merchandise purchases with international vendors between the order and payment dates, approximately 2 to 6 months. We do not utilize derivative financial instruments for trading or speculative purposes.

        We account for our foreign currency forward contracts as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income and into cost of sales when the hedged inventory is sold. All of our cash flow hedges are effective. The effect of foreign exchange contracts on our financial position or results of operations is immaterial.

        (n)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Long-lived assets, principally property and equipment and leasehold improvements, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal appraisals, as applicable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long-lived assets has not had a material impact on our financial position, results of operations or liquidity for the periods presented.

        (o)    Share-Based Compensation—Prior to January 1, 2006, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have adopted Statement 123(R) based on the modified prospective method effective January 1, 2006.

        Had we applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," (as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure") previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown below (in thousands except per share amounts):

	2005	2004
Net income as reported	$60,959	$62,617
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(3,909)	(3,662)

Pro forma net income	$57,050	$58,955

Net income per common share:
Basic as reported	$1.48	$1.53
Basic pro forma	$1.38	$1.44
Diluted as reported	$1.46	$1.50
Diluted pro forma	$1.37	$1.42

        We recognized stock-based compensation costs under the requirements of Statement 123(R) for the six months ended June 30, 2007 and the year ended December 31, 2006 as follows (in thousands):

	June 30, 2007	December 31, 2006
Total cost of stock-based compensation during the period	$1,848	$4,575
Amounts capitalized in ending inventory	(455)	(1,372)
Amount recognized and charged to cost of goods sold	621	826

Amounts charged against income for the period before tax	$2,014	$4,029

Amount of related income tax benefit recognized in income	$(562)	$(1,097)

        Consistent with prior years, the fair value of each stock option granted during the six months ended June 30, 2007 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on the historical volatility of our stock based on our historical stock prices. In 2006, we increased the number of data points used to calculate volatility from quarterly stock prices to daily stock prices which decreased our volatility assumption. For the six months ended June 30, 2007, and calendar years 2006, 2005 and 2004 these factors were as follows:

	Six Months Ended June 30, 2007	2006	2005	2004
Weighted average risk-free interest rate	3.9–5.1%	4.2–4.4%	3.7%	3.1%
Expected life of options (years)	4.4–6.0	4.4–6.0	7.3	7.5
Expected stock volatility	42.9–43.5%	35.0%	56.0%	62.0%
Expected dividend yield	5.0%	2.5%	2.0%	0.0%

        (p)    Net Income Per Common Share—Basic net income per common share for the six months ended June 30, 2007 and for the years ended December 31, 2006, 2005 and 2004 was calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the six months ended June 30, 2007 and for the years ended December 31, 2006, 2005 and 2004 was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 7 and 12.

        (q)    Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." SFAS No. 157 defines fair value establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

        In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to the Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision which should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF Issue No. 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 has not had any material affect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

        (r)    Other Comprehensive Income—Comprehensive income represents our change in equity (net assets), during a period, from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners. The components of comprehensive income are reported in the Consolidated Statements of Stockholders' Equity.

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

        As a result of this adjustment, we recorded a one-time, non-cash, $3.9 million ($2.4 million, net of income tax) cumulative charge to earnings during the first quarter of calendar year 2005. The adjustment did not impact historical or future net cash flows or the timing of the payments under related leases. Prior years' financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual previous periods.

(3) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at:

		December 31,
	June 30, 2007
		2006	2005
Land	$8,504	$8,504	$8,509
Buildings	40,865	40,653	40,396
Furniture and fixtures	67,465	63,597	55,120
Equipment	58,457	57,406	53,898
Leasehold improvements	10,234	9,629	6,854

	185,525	179,789	164,777
Less accumulated depreciation	(101,749)	(93,392)	(76,991)

Net property and equipment	$83,776	$86,397	$87,786

(4) DEBT

        In December 2004, we entered into a $210 million revolving credit facility which was set to expire on December 2009. Any borrowing under the revolver incurs interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to our existing revolving credit facility. The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 2009 to December 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders' revolving credit commitment from $210 million to $200 million; and a "clean down" provision requirement that for 15 consecutive days during the period from December 1 through January 31,the sum of the aggregate principal amount of the outstanding borrowings may not exceed $30 million.

        At June 30, 2007, we had $56.5 million outstanding under the revolving credit facility, with $26.5 million classified as short-term due to the clean down provision under the revolving credit agreement. We had no balances outstanding related to our revolving credit facility at December 31, 2006 and 2005. We had borrowing availability of $134.6 million at June 30, 2007. The interest rate at

June 30, 2007 for prime was 8.25% and our LIBOR rates ranged from 6.12% to 6.14%. As of June 30, 2007, we had outstanding letters of credit of $8.9 million. As of December 31, 2006 and 2005, we had outstanding letters of credit of $8.1 million and $9.7 million, respectively. Letters of credit under the revolving credit facility are primarily for self-insurance purposes.

        The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of June 30, 2007, we were in compliance with all covenants.

(5) ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

		December 31,
	June 30, 2007
		2006	2005
Sales tax	$2,567	$5,700	$6,351
Self-insurance reserves	12,032	12,123	12,542
Wages & benefits	6,843	7,185	7,576
Property taxes	1,351	1,858	2,000
Other expenses	8,430	9,068	13,903

Total accrued liabilities	$31,223	$35,934	$42,372

(6) INCOME TAXES

        Income tax expense (benefit) for the six month period ended June 30, 2007 and December 31, 2006, 2005 and 2004 consists of:

	Current	Deferred	Total
Six months ended June 30, 2007
Federal	$839	$725	$1,564
State and local	369	37	406

Total	$1,208	$762	$1,970

Year ended December 31, 2006
Federal	$19,409	$417	$19,826
State and local	1,195	(128)	1,067

Total	$20,604	$289	$20,893

Year ended December 31, 2005
Federal	$34,466	$(1,796)	$32,670
State and local	2,458	(68)	2,390

Total	$36,924	$(1,864)	$35,060

Year ended December 31, 2004
Federal	$31,046	$2,251	$33,297
State and local	5,628	274	5,902

Total	$36,674	$2,525	$39,199

        A reconciliation of the expected federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

		December 31,
	June 30, 2007
		2006	2005	2004
Expected federal income tax expense	$1,768	$20,069	$33,607	$35,636
State income taxes, net of related federal tax benefit	182	398	1,372	3,920
Other, net	20	426	81	(357)

Total tax expense	$1,970	$20,893	$35,060	$39,199

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

		December 31,
	June 30, 2007
		2006	2005
Deferred tax assets:
Current:
Other payroll and benefits	$739	$828	$1,157
Inventory reserves	205	152	1,532
Self-insurance reserves	4,274	4,391	4,823
Stock-compensation	1,638	—	—
Other current liabilities	905	2,011	1,163
Noncurrent:
Deferred rent	1,664	1,715	1,685

Total gross deferred tax assets	$9,425	$9,097	$10,360

Deferred tax liabilities:
Current:
Inventory costs	$4,424	$2,196	$1,794
Prepaid supplies	2,126	2,024	1,810
Non-current:
Property and equipment	5,123	6,363	7,952

Total gross deferred tax liabilities	11,674	10,583	11,556

Net deferred tax liability	$2,249	$1,486	$1,196

        We expect the deferred tax assets at June 30, 2007 to be fully recovered and the deferred tax liabilities at June 30, 2007 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of June 30, 2007.

Accounting for Uncertainty in Income Taxes—The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service (IRS) has concluded an examination of the Company for years ending before 2005.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes; by prescribing a minimum recognition threshold, a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementations of Interpretations 48, the Company recognized $145 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,148
Additions for tax positions of prior years	27
Settlements	(99)

Balance at June 30, 2007	$1,076

        The total amount of unrecognized tax benefits (including interest and penalty accruals) as of June 30, 2007 is $1,558. The liability for unrecognized tax benefits is included in the balance sheet under Income Taxes Payable. Included in the balance at June 30, 2007 is $1,076 of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at June 30, 2007 are $482 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax years ended June 30, 2007, December 31, 2006, 2005 and 2004, we recognized, net of tax effect, $45, $141, $138 and $377 in interest, respectively. We paid, net of tax, $86 and $112 during the six months and year ended June 30, 2007 and December 31, 2006, respectively. No interest was paid in the years ended December 31, 2005 and December 31, 2004.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2007.

(7) STOCK-BASED INCENTIVE PLANS

        We have established a 1997 Long-Term Equity Incentive Plan (the "1997 Plan") and a 2004 Long-Term Equity Incentive Plan (the "2004 Plan") which allows us to grant stock options to directors, officers and key employees performing services for us. The 1997 Plan and 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are granted with an exercise price, terms and vesting determined by the Compensation Committee of the Board of Directors and the Chief Executive Officer, with certain limitations.

        Options granted under the 1997 Plan and 2004 Plan vest over periods of four to five years and expire in ten years. The exercise prices of the options range between $1.43 and $35.23, which represents market value on the grant date of the shares of common stock into which such options are exercisable. At June 30, 2007, there were 234,880 and 1,529,256 additional shares available for grant under the 1997 Plan and 2004 Plan, respectively.

        Following is a summary of transactions relating to the 1997 Plan and 2004 Plan's options for the six month ended June 30, 2007 and for the three years ended December 31, 2006, 2005 and 2004:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,965,223	$14.53
Granted during year	330,000	30.66
Exercised during year	(178,228)	5.52
Cancelled during year	(24,930)	22.35

Outstanding at December 31, 2004	2,092,065	$17.75
Granted during year	350,979	29.97
Exercised during year	(267,574)	10.44
Cancelled during year	(159,177)	27.55

Outstanding at December 31, 2005	2,016,293	$20.07
Granted during year	404,000	15.79
Exercised during year	(53,405)	10.76
Forfeited during year	(190,317)	28.59
Expired during year	(138,068)	27.05

Options Outstanding at December 31, 2006	2,038,503	$18.20
Granted during year	130,000	14.60
Exercised during year	(9,929)	1.39
Forfeited during year	(25,987)	23.39
Expired during year	(40,510)	26.46
Options Outstanding at June 30, 2007	2,092,077	17.83	6.1	$1,405

Exercisable at June 30, 2007	1,455,535	$17.12	5.1	$1,404

        The weighted average grant date fair value of share options granted during the six months ended June 30, 2007 and the calendar years ended December 31, 2006, 2005 and 2004 was $4.10, $4.71, $10.98 and 19.72, respectively. The fair value of vested shares at June 30, 2007 is $1.4 million.

        The total intrinsic value of share options exercised during the six months ended June 30, 2007 was $139. At June 30, 2007 we had $7.4 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.49 years.

        The following table summarizes information about stock options outstanding at June 30, 2007.

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
	(in thousands)			(in thousands)
$ 1.43–$8.31	72	3.37	$8.16	72	$8.16
$10.00–$10.00	467	3.07	$10.00	467	$10.00
$12.35–$14.70	301	9.16	$13.08	48	$12.83
$15.18–$20.02	311	7.05	$17.59	172	$17.75
$20.04–$20.04	500	5.77	$20.04	473	$20.04
$20.78–$30.36	306	7.27	$27.46	165	$28.36
$30.61–$35.23	135	7.82	$31.21	59	$31.22

	2,092	6.12	$17.83	1,456	$17.12

Restricted Stock Awards—Under the terms of the 1997 Plan and the 2004 Plan we may also grant restricted stock to compensate certain directors, officers, key employees and certain other key individuals who perform services for us. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award. As of June 30, 2007, there were 6,744 shares of restricted stock outstanding with a weighted average fair value of $14.83 per share. Compensation expense related to restricted shares is recognized ratably over the requisite service period. This expense totaled $49 for the six months ended June 30, 2007. There was no expense for the years ended December 31, 2006, 2005 or 2004.

(8) OPERATING LEASES

        We lease substantially all store locations under non-cancelable operating leases. Our leases generally are for a five year period with two five year renewal options and, in very limited circumstances, our leases involve a tenant allowance for leasehold improvements. As disclosed in Note 2, we record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 36 months if the store does not achieve sales expectations or another location appears more desirable. Future minimum rental payments under leases are as follows:

Fiscal Years Ending June 30,
2008	$59,948
2009	49,885
2010	37,757
2011	25,766
2012	14,178
Thereafter	8,341

Total minimum rental payments	$195,875

        Rent expense for the six months ended June 30, 2007 was $35,184. Rent expense for 2006, 2005 and 2004 was $65,366, $63,362 and $52,405, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(9) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan. Subject to Internal Revenue Service Regulations, we match each participant's contribution up to 4% of participant's compensation. We expensed contributions of $466 during the six months ended June 30, 2007. We expensed contributions of $872, $801 and $760 during the years ended December 31, 2006, 2005 and 2004, respectively.

        We offer participation in a stock purchase program for full time employees after completion of 90 days of continuous employment. Under the plan, eligible employees may request us to deduct from 1% to 10% of their salary and receive a 25% match of their contribution up to $2.5 annually in whole dollars. The number of shares of common stock offered under the Plan is unlimited, and shares are acquired through open market transactions by an agent of the Plan. We expense our contributions as incurred. The contributions were immaterial for all reported years.

(10) FINANCIAL INSTRUMENTS

        We had various forward foreign currency contracts outstanding at June 30, 2007, December 31, 2006 and 2005 with fair values of $40, $13 and $34, respectively. Our risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The carrying value of our cash and cash equivalents approximates its fair value and the fair value of our forward foreign currency contracts were determined based on quoted market prices of comparable contracts.

(11) LEGAL PROCEEDINGS

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. There is no trial date set for the remaining complaint. A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004 by managers, managers-in-training and assistant managers and an amended complaint was filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

(12) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

	Six Months Ended June 30, 2007	Years Ended December 31,
		2006	2005	2004
Basic Earnings Per Share:
Net income	$3,081	$36,429	$60,959	$62,617

Weighted average number of common shares outstanding	41,433	41,392	41,264	41,046

Basic earnings per common share	$0.07	$0.88	$1.48	$1.53

Diluted Earnings Per Share:
Net income	$3,081	$36,429	$60,959	$62,617

Dilutive effect of employee stock options	204	255	506	718
Weighted average number of common shares outstanding	41,433	41,392	41,264	41,046

Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,637	41,647	41,770	41,764

Diluted earnings per common share	$0.07	$0.87	$1.46	$1.50

        Options representing the rights to purchase common stock of 888,000 shares in 2007, 776,000 in 2006, 584,000 in 2005 and 150,000 shares in 2004 had exercise prices greater than the average quoted market price for our common stock. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the ten quarters ended June 30, 2007:

	Quarters Ended(4)
	March 31, 2007	June 30, 2007
Net sales	$189,156	$219,364
Gross profit	70,868	79,800
Operating income(1)	1,579	4,128
Net income(1)	1,047	2,034
Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.05
	Quarters Ended(4)
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net sales	$187,759	$207,669	$194,412	$321,266
Gross profit	73,591	74,273	73,064	121,583
Operating income(2)	10,428	5,046	5,723	37,256
Net income(2)	6,540	2,899	3,163	23,827
Basic earnings per share	$0.16	$0.07	$0.08	$0.58
Diluted earnings per share	$0.16	$0.07	$0.08	$0.57
	Quarters Ended(4)
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Net sales	$185,594	$218,756	$192,276	$335,201
Gross profit	72,558	81,418	74,699	128,606
Operating income(3)	10,436	16,746	13,312	56,051
Net income(3)	6,666	10,530	8,213	35,550
Earnings Per Share—Basic	$0.16	$0.26	$0.20	$0.86
Earnings Per Share—Diluted	$0.16	$0.25	$0.20	$0.85

(1)
Includes stock compensation expense in the six months ended June 30, 2007 as a result of our adoption of Statement 123(R) on January 1, 2006. On a quarterly basis, stock compensation expense was $740,000 and $712,000 for the first and second quarters, respectively, net of tax.

(2)
Includes stock compensation expense in 2006 as a result of our adoption of Statement 123(R) on January 1, 2006. On a quarterly basis, stock compensation expense was $579,000, $559,000, $973,000 and $820,000 for the first, second, third and fourth quarters, respectively, net of tax.

(3)
Includes the lease accounting adjustment of $3.9 million ($2.4 million, net of income tax) which was recorded in the first quarter of 2005.

(4)
A significant portion of our revenues and net earnings are realized during the period from October through December.

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
3.1.2
Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)
3.1.3
Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)
3.2
Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 14, 2006 (File No. 000-19658) as filed with the Commission on December 20, 2006)
10.1.1
Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†
10.1.2
Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)†
10.1.3
First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†
10.2
Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.4
Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on November 7, 2000)†
10.5.1
Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement (File No. 000-19658) as filed with the Commission on April 19, 2004)†
10.5.2
First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on August 1, 2005)†
10.6.1
Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K/A (File No. 000-19658) as filed with the Commission on February 24, 2006)

10.6.2	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on March 20, 2007)
10.7
Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†
10.8
Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005)†
10.9
Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on July 18, 2006)†
10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 000-19658) as filed with the Commission on May 4, 2007)†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K (File No. 000-19658) as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement

QuickLinks

Documents Incorporated By Reference
Forward-Looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Related to Our Business
Risks Related to Our Common Stock
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Comparison of Total Return of the Company, Peer Group and Broad Market
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Expected Maturity (U.S. dollar equivalent in thousands)
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Tuesday Morning Corporation Consolidated Balance Sheets (In thousands, except for share data)
Tuesday Morning Corporation Consolidated Statements of Income (In thousands, except per share data)
Tuesday Morning Corporation Consolidated Statements of Stockholders' Equity (In thousands)
Tuesday Morning Corporation Consolidated Statements of Cash Flows (In thousands)
TUESDAY MORNING CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except for per share amounts)
EXHIBIT INDEX