Form 10-Q
period 2007-09-30
TUESDAY MORNING CORP/DE
filed 2007-11-01
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, par value $0.01 per share	41,441,000

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10-Q particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial position, and our business outlook or state other “forward-looking” information.

Readers are referred to”Item 1A. Risk Factors” of our Annual Report on Form 10-K/T for the six month period ended June 30, 2007, and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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

•                  our ability to generate strong cash flows from our operations to support capital expansion, operation and debt repayment;

•                  our ability to maintain internal control over financial reporting;

•                  our ability to anticipate and respond in a timely manner to changing consumer demands and preferences; and

•                  our ability to generate strong holiday season sales.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

The terms “Tuesday Morning,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2007 (unaudited) and June 30, 2007

(In thousands, except for share data)

	September 30, 2007	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$11,918	$10,303
Inventories	346,017	288,791
Prepaid expenses and other current assets	9,991	5,954
Deferred income taxes	—	1,211
Total current assets	367,926	306,259

Property and equipment, net	82,432	83,776
Deferred financing costs	654	704
Other assets	3,679	3,582

Total Assets	$454,691	$394,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$74,000	$26,500
Accounts payable	90,334	82,453
Accrued liabilities	32,555	31,223
Deferred income taxes	1,372	—
Income taxes payable	441	712
Total current liabilities	198,702	140,888

Revolving credit facility	30,000	30,000
Deferred rent	4,542	4,534
Deferred income taxes	3,582	3,459

Total Liabilities	236,826	178,881

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 41,441,000 shares issued and outstanding at September 30, 2007 and 41,440,000 shares issued and outstanding at June 30, 2007	414	414
Additional paid-in capital	199,384	198,183
Retained earnings	18,037	16,881
Accumulated other comprehensive income (loss)	30	(38)

Total Stockholders’ Equity	217,865	215,440

Total Liabilities and Stockholders’ Equity	$454,691	$394,321

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006

Net sales	$201,656	$194,412
Cost of sales	125,947	121,348
Gross profit	75,709	73,064
Selling, general and administrative expenses	72,544	67,341
Operating income	3,165	5,723
Other income (expense):
Interest income	—	5
Interest expense	(1,686)	(792)
Other income	378	174
	(1,308)	(613)
Income before income taxes	1,857	5,110
Income tax expense	701	1,947

Net income	$1,156	$3,163

Earnings Per Share
Net income per common share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08
Weighted average number of common shares:
Basic	41,440	41,392
Diluted	41,585	41,584

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended September 30,
	2007	2006

Net cash flows from operating activities:
Net income	$1,156	$3,163
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,442	4,153
Amortization of financing fees	50	43
Deferred income taxes	2,706	—
Amortization of restricted stock compensation expense	50	—
Loss on disposal of assets	169	111
Stock-based compensation	1,292	828
Other	66	(4)
Change in operating assets and liabilities:
Inventories	(57,361)	(60,382)
Prepaid and other assets	(4,134)	(1,325)
Accounts payable	4,724	31,476
Accrued liabilities	1,332	1,675
Deferred rent	8	18
Income taxes payable	(271)	1,463
Net cash used in operating activities	(45,771)	(18,781)
Net cash flows from investing activities:
Capital expenditures	(3,267)	(4,284)
Net cash used in investing activities	(3,267)	(4,284)
Net cash flows from financing activities:
Borrowings under revolving credit facility	82,500	68,500
Repayments under revolving credit facility	(35,000)	(42,500)
Change in cash overdraft	3,157	—
Proceeds from exercise of common stock options and stock purchase plan purchases	(4)	205
Net cash provided by financing activities	50,653	26,205
Net decrease in cash and cash equivalents	1,615	3,140
Cash and cash equivalents, beginning of period	10,303	5,766
Cash and cash equivalents, end of period	$11,918	$8,906

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.               Basis of presentation - The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K/T filing for the six month period ended June 30, 2007. Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

                        The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K/T for the six month period ended June 30, 2007.

2.           Stock-based compensation — We account for our stock-based compensation plan in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004) “Share-Based Payment” (SFAS 123R). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest daily over periods of four to five years and expire in ten years. The exercise prices of the options range between $8.13 and $35.23, which represents market value on the grant date. At September 30, 2007, there were 251,412 and 1,519,256 shares available for grant under the 1997 Plan and the 2004 Plan, respectively.

During the quarter ended September 30, 2007 and 2006 we recognized stock-based compensation expense as follows:

	2007	2006

Total cost of stock-based compensation during the period	$1,207	$1,335
Amounts capitalized in ending inventory	(229)	(491)
Amounts recognized in expense previously capitalized	364	384
Amounts charged against income for the period before tax	$1,342	$1,228

Amount of related income tax benefit recognized in income	$(294)	$(255)

3.               Comprehensive income (loss) - Comprehensive income (loss) represents our change in equity (net assets), during a period, from transactions and other events and derivatives from foreign currency contracts. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners.          Total comprehensive income for the three month period ended September 30, 2007 and 2006 was $1.2 million and $3.2 million, respectively.

4.                  Legal proceedings - During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. These three complaints were subsequently consolidated into one action. The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. There is no trial date set for the remaining complaint. A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.               Earnings per common share

	Three Months Ended September 30,
	2007	2006
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$1,156	$3,163
Weighted average number of common shares outstanding	41,440	41,392
Net income per common share	$0.03	$0.08

Diluted earnings per share:
Net income	$1,156	$3,163
Dilutive effect of employee stock options	145	192
Weighted average number of common shares outstanding	41,440	41,392
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,585	41,584
Net income per common share	$0.03	$0.08

6.                  Revolving credit facility — At September 30, 2007, we had $104 million outstanding under the revolving credit facility, $8.9 million of outstanding letters of credit and availability of $87.1 million under the revolving credit facility. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes. The weighted average interest rate at September 30, 2007 was 6.26%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to the existing revolving credit facility. The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 million; a change in the total leverage ratio from the ratio “3:00 to 1:0” to the ratio “2:50 to 1:0”; and a “clean down” provision requirement that for 15 consecutive days during the period from December 1 through January 31, the sum of the aggregate principal amount of the outstanding loans may not exceed $30 million. The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of September 30, 2007, we were in compliance with all covenants.

7.                  Income Taxes - Tuesday Morning Corporation (Company) or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service (IRS) has concluded an examination of the Company for years ending before 2005.

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

Tuesday Morning Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $145 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$1,076,447
Additions based on tax positions related to current year	9,496
Additions for tax positions of prior years	15,036
Reductions for tax positions of prior years	(49,693)
Balance at September 30, 2007	$1,051,286

                           The total amount of unrecognized tax benefits (including interest and penalty accruals) as of September 30, 2007 is $1.5 million. Included in the balance at September 30, 2007 are $1.1 million of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at September 30, 2007 are $469 thousand of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Tuesday Morning Corporation does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of September 30, 2007.

9.               Cash and Cash Equivalents — Credit card receivables of $8.4 million and $6.0 million at September 30, 2007 and 2006, respectively, from MasterCard, Visa, Discover and American Express, and all highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

10.         Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 813 discount retail stores in 47 states as of September 30, 2007. We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

Business Overview

Net sales for the first quarter of fiscal 2008 were approximately $201.7 million, an increase of 3.7% compared to the same period last year. Comparable store sales decreased by 1.5% driven by a decline in customer traffic and average ticket.  Net income for the quarter was $1.2 million and diluted earnings per share was $0.03.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors continue to be challenged by the promotional environment and weakness in the housing and debt markets.

We opened six new stores and closed three existing stores during the first quarter of fiscal 2008. In addition, we relocated eight existing stores and expanded seven existing stores.

Results of Operations

The following table sets forth certain financial information from our consolidated statements of income expressed as a percentage of net sales. Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31, which includes the holiday season. There can be no assurance that the trends in sales growth or operating results will continue in the future.

	Three Months Ended September 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	62.5	62.4
Gross profit	37.5	37.6
Selling, general and administrative expense	36.0	34.7
Operating income	1.5	2.9
Net interest expense and other income (expense)	(0.6)	(0.3)
Income before income taxes	0.9	2.6
Income tax expense	0.3	1.0
Net income	0.6%	1.6%

Three Months Ended September 30, 2007

Compared to the Three Months Ended September 30, 2006

During the first fiscal quarter of 2008, net sales increased to $201.7 million from $194.4 million, an increase of $7.2 million or 3.7% compared to the quarter ended September 30, 2006. The increase in first quarter sales is primarily due to $13.8 million in sales from non-comparable new stores, offset by a 1.5% decrease in comparable store sales. The decrease in comparable sales for the first fiscal quarter of 2008 was comprised of a 0.7% decrease in the number of transactions and a decrease in average transaction amount of 0.8%. Average store sales for the first fiscal quarter of 2008 decreased 2.0% when compared to the same prior year quarter. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes traffic levels are lower due to a number of factors, including an increase in supply of home furnishing products, the promotional environment of the home furnishings retail sector, the economic pressures impacting the discretionary income of consumers and a weakness in the housing market.

Gross profit increased $2.6 million, or 3.6%, to $75.7 million for the three months ended September 30, 2007 as compared to the same quarter last year of $73.1 million, primarily as a result of higher sales volume. Our gross profit percentage decreased slightly from 37.6% to 37.5% in the first fiscal quarter. This decrease of 0.1% in gross profit percentage is primarily due to a slight increase in markdowns and damages.

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

Selling, general and administrative expenses increased $5.2 million, or 7.7%, to $72.5 million from $67.3 million in the same quarter last year.  The increase was attributable to a $4.4 million increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base, an increase of $600 thousand of store maintenance and other store expenses, $800 thousand in advertising costs and $300 thousand of other corporate expenses including audit fees, equipment maintenance, taxes and business insurance.  These were partially offset by a $1.2 million decrease in legal expense and a $200 thousand decrease in preopening expense.  As a percentage of net sales, these expenses increased 1.3% to 36.0% in the first fiscal quarter of 2008 from 34.7% in the same quarter last year.  The increased percentage is primarily due to a 1.3% increase related to store occupancy costs, store personnel costs and store depreciation expense, a 0.1% increase in store maintenance and an increase in advertising of 0.3%. Selling, general and administrative expenses per average store is $89.5 thousand this quarter compared to $88.0 thousand in the same quarter last year, an increase of 1.7%.

The income tax provision for the three month periods ended September 30, 2007 and 2006 was $701 thousand and $1.9 million, respectively, reflecting an effective tax rate of 37.8% and 38.1%, respectively. The effective tax rate is lower in the first quarter of fiscal 2008 as compared to the same quarter last year primarily due to the favorable reduction of permanent book to tax differences in the comparative periods.

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

Net cash used in operating activities for the three months ended September 30, 2007 and 2006 was $45.8 million and $18.8 million, respectively, representing a $27.0 million increase. This increase is primarily due to the change in accounts payable as a result of the timing of inventory receipts and the related payments to vendors. There has been no material change in the Company’s payment policy to vendors.

Capital expenditures principally associated with new store openings and warehouse and office equipment were $3.3 million and $4.2 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in capital expenditures is due to opening fewer new stores during the first fiscal quarter of 2008 when compared to the same quarter last year. We expect to spend approximately $12.7 million for additional capital expenditures during the remainder of fiscal 2008, which will include the opening of new stores, stores expansion, relocation of existing stores, enhancements of selected stores and purchases of equipment for our distribution center and corporate office.

At September 30, 2007, we had $104 million outstanding under the revolving credit facility, $8.9 million of outstanding letters of credit and availability of $87.1 million under the revolving credit facility. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes. The weighted average interest rate at September 30, 2007 was 6.26%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to the existing revolving credit facility. The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 million; and a “clean down” provision requirement that for 15 consecutive days during the period from December 1 through January 31, the sum of the aggregate principal amount of the outstanding loans may not exceed $30 million. The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of September 30, 2007, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Three Months Ended September 30 2007	Three Months Ended September 30 2006	Six Months Ended June 30, 2007

Stores open at beginning of period	810	762	795
Stores opened during the period	6	12	27
Stores closed during the period	(3)	(2)	(12)
Stores open at end of period	813	772	810

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of September 30, 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K/T for the six month period ended June 30, 2007. We do not enter into derivatives or other financial instruments for trading or speculative purposes. There have been no significant changes in the foreign currency exchange rate or interest rate market risks since June 30, 2007.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2007 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles.  These three complaints were subsequently consolidated into one action.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. There is no trial date set for the remaining complaint. A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K/T for the six month period ended June 30, 2007.

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

10.1	First Amendment to the Tuesday Morning Corporation Employee Stock Purchase Plan dated September 19, 2007
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	November 1, 2007	By:	/s/ Elizabeth A. Schroeder
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

10.1	First Amendment to the Tuesday Morning Corporation employee Stock Purchase Plan dated September 19, 2007
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*                     The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.