Form 10-Q
period 2007-12-31
TUESDAY MORNING CORP/DE
filed 2008-02-05
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, par value $0.01 per share	41,810,920

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

Readers are referred to“Item 1A. Risk Factor”s of our Annual Report on Form 10-K/T for the six month period ended June 30, 2007, and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2007 (unaudited) and June 30, 2007

(In thousands, except for per share data)

	December 31, 2007	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$11,993	$10,303
Inventories	259,299	288,791
Prepaid expenses and other current assets	6,668	5,954
Deferred income taxes	505	1,211
Total current assets	278,465	306,259

Property and equipment, net	80,792	83,776
Deferred financing costs	603	704
Other assets	3,601	3,582

Total Assets	$363,461	$394,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$26,500
Accounts payable	59,601	82,453
Accrued liabilities	36,223	31,223
Income taxes payable	15,408	712
Total current liabilities	111,232	140,888

Revolving credit facility	7,000	30,000
Deferred rent	4,390	4,534
Deferred income taxes	1,922	3,459

Total Liabilities	124,544	178,881

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,803,298 shares issued and outstanding at December 31, 2007 and 41,440,000 shares at June 30, 2007	418	414
Additional paid-in capital	199,925	198,183
Retained earnings	38,571	16,881
Accumulated other comprehensive income (loss)	3	(38)

Total Stockholders’ Equity	238,917	215,440

Total Liabilities and Stockholders’ Equity	$363,461	$394,321

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net sales	$308,687	$321,266	$510,344	$515,679
Cost of sales	193,783	199,683	319,731	321,030
Gross profit	114,904	121,583	190,613	194,649
Selling, general and administrative expenses	80,664	84,327	153,208	151,670
Operating income	34,240	37,256	37,405	42,979
Other income (expense):
Interest income	152	52	153	57
Interest expense	(1,420)	(753)	(3,106)	(1,545)
Other income, net	195	449	572	623
	(1,073)	(252)	(2,381)	(865)
Income before income taxes	33,167	37,004	35,024	42,114
Income tax expense	12,633	13,177	13,334	15,124

Net income	$20,534	$23,827	$21,690	$26,990

Earnings Per Share
Net income per common share:
Basic	$0.50	$0.58	$0.52	$0.65
Diluted	$0.50	$0.57	$0.52	$0.65
Weighted average number of common shares:
Basic	41,441	41,416	41,437	41,392
Diluted	41,451	41,648	41,456	41,647

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended December 31,
	2007	2006

Net cash flows from operating activities:
Net income	$21,690	$26,990
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,854	8,636
Amortization of financing fees	101	85
Deferred income taxes	(851)	290
Loss on disposal of assets	236	120
Stock-based compensation	2,030	2,411
Other non-cash items	33	(17)
Change in operating assets and liabilities:
Inventories	29,234	(1,118)
Prepaid and other assets	(733)	1,589
Accounts payable	(16,555)	16,212
Accrued liabilities	5,000	6,490
Deferred rent	(144)	65
Income taxes payable	14,696	10,807
Net cash provided by operating activities	63,591	72,560

Net cash flows from investing activities:
Capital expenditures	(6,100)	(8,285)
Net cash used in investing activities	(6,100)	(8,285)

Net cash flows from financing activities:
Repayments under revolving credit facility	(168,000)	(128,500)
Proceeds under revolving credit facility	118,500	107,500
Change in cash overdraft	(6,297)	—
Excess tax benefit related to exercise of stock options	—	63
Proceeds from exercise of common stock options and used for stock purchase plan purchases	(4)	529
Net cash used in financing activities	(55,801)	(20,408)
Net increase in cash and cash equivalents	1,690	43,867
Cash and cash equivalents, beginning of period	10,303	5,766
Cash and cash equivalents, end of period	$11,993	$49,633

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.     Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K/T filing for the six month period ended June 30, 2007. Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K/T for the six month period ended June 30, 2007.  We operate our business as a single operating segment.

2.     Stock-based compensation — We account for our stock-based compensation plan in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).  Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest daily over periods of four to five years and expire in ten years. The exercise prices of the options range between $7.43 and $35.23, which represents market value on the grant date.  At December 31, 2007, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated as of December 29, 2007.  There were 1,369,953 shares available for grant under the 2004 Plan at December 31, 2007.

Stock compensation expense recognized in the three months and six months ended December 31, 2007 was as follows:

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007

Total cost of stock-based compensation during the period	$565	$1,771
Amounts capitalized in ending inventory	(224)	(452)
Amounts recognized in expense previously capitalized	347	711

Amounts charged against income for the period before tax	$688	$2,030

3.     Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive income for the three month period ended December 31, 2007 and 2006 was $20.5 million and $23.8 million, respectively, and for the six month period ended December 31, 2007 and 2006 was $21.7 million and $27.0 million, respectively.

4.     Legal proceedings — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles.  These three complaints were subsequently consolidated into one action.  The plaintiffs are seeking to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. There is no trial date set for the remaining complaint. A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. This case is still in the discovery phase. We do not expect either of these complaints to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.     Earnings per common share

	Three Months Ended December 31		Six Months Ended December 31
(in thousands, except per share data)	2007	2006	2007	2006

Basic earnings per share:
Net income	$20,534	$23,827	$21,690	$26,990
Weighted average number of common shares outstanding	41,441	41,416	41,437	41,392
Net income per common share	$0.50	$0.58	$0.52	$0.65

Diluted earnings per share:
Net income	$20,534	$23,827	$21,690	$26,990

Dilutive effect of employee stock options	—	444	9	480
Dilutive effect of restricted stock	10	—	10	—
Weighted average number of common shares outstanding	41,441	41,204	41,437	41,167
Weighted average number of common shares and diluted effect of outstanding employee stock options and restricted stock	41,451	41,648	41,456	41,647

Net income per common share	$0.50	$0.57	$0.52	$0.65

6.     Revolving credit facility – At December 31, 2007, we had $7 million outstanding under the revolving credit facility, $8.9 million of outstanding letters of credit and availability of $184.1 million under the revolving credit facility.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.   The weighted average interest rate at December 31, 2007 was 6.25%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.  On April 18, 2007, we entered into an amendment to the existing revolving credit facility.  The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 million; a change in the total leverage ratio from the ratio “3:00 to 1:0” to the ratio “2:50 to 1:0”; and a “clean down” provision requirement that for 15 consecutive days during the period from December 1 through January 31, the sum of the aggregate principal amount of the outstanding loans may not exceed $30 million.  The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of December 31, 2007, we were in compliance with all covenants.

7.     Income Taxes - Tuesday Morning Corporation (the “Company”) or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  With a few exceptions, Tuesday Morning Corporation is generally no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999.  The Internal Revenue Service (“IRS”) has concluded an examination of the Company for years ending before 2005.

8.     Cash and Cash Equivalents – Credit card receivables of $8.1 million and $7.4 million at December 31, 2007 and 2006, respectively, from MasterCard, Visa, Discover and American Express, and all highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

9.     Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 831 discount retail stores in 47 states as of December 31, 2007.  We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices.  Our stores operate during periodic “sales events” that occur in each month except January and July.  We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers.  We purchase first quality, brand name merchandise at closeout prices and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

Business Overview

The retail home furnishings industry has been negatively impacted by increased supply and competition within an already highly competitive promotional environment, a trend we believe is likely to continue in the near term and potentially longer. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources than we do. Our competitors’ greater financial resources allow them to initiate and sustain aggressive price competition, initiate broader marketing campaigns that reach a larger customer base, fund ongoing promotional events and communicate more frequently with existing and potential customers.

In response to this trend in the retail home furnishings industry, we have been focused internally on implementing various strategic initiatives that we believe will offset the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of the Company’s customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations, including whether to close or relocate them, seeking to improve overall supply chain efficiency, including reviewing operational practices such as freight costs, vendor payment terms and distribution processes and increasing inventory turns, and striving to improve the Company’s marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also maintaining cost efficiency.

Our ability to continuously attract buying opportunities for closeout merchandise and to anticipate consumer demand as closeout merchandise becomes available represents an uncertainty in our business. By their nature, specific closeout merchandise items are generally only available from manufacturers or vendors on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortage of closeout merchandise in the near future, we cannot assure that manufacturers or vendors will continue to make desirable closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. Since this uncertainty is a by-product of our business, we expect it to be an ongoing concern.

The stability of our earnings is also heavily influenced by macroeconomic factors. As the economy improves or worsens our business is often similarly impacted. Macroeconomic factors, such as the current conditions in the debt and housing markets, have impacted and will continue to impact our business by decreasing the disposable income of our potential consumers. The decline in consumer confidence levels has also had a negative impact on consumers’ ability and willingness to spend discretionary income. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of visibility or certainty in predicting our earnings.

Net sales for the second quarter of fiscal 2008 were $308.7 million, a decrease of 3.9% compared to the same period last year.  Comparable store sales for the quarter ended December 31, 2007 decreased by 7.6% comprised of a 7.2% decrease in customer transactions and a 0.4% decrease in average ticket.  Net income for the quarter was $20.5 million and diluted earnings per share were $0.50.

For the six months ended December 31, 2007, net sales were $510.3 million compared to $515.7 million for the same period last year.  Comparable store sales for the six month period ended December 31, 2007 decreased 5.3% compared to the same period last year.  This decrease was comprised of a 4.7% decrease in customer transactions and a 0.6% decrease in average ticket.  Net income for the year-to-date period was $21.7 million and diluted earnings per share were $0.52.

We opened 18 new stores during the second quarter of fiscal 2008.  In addition, we relocated five existing stores and expanded two existing stores.

Update to Critical Accounting Policies

To supplement the critical accounting policies included on Form 10-KT for the six month period ended June 30, 2007, we have made an update to our inventory markdown policy and added a policy for stock-based compensation as follows:

Markdowns— We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. We are also utilizing markdowns coupled with promotional events to drive traffic and stimulate sales during non-sales event periods. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns may vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the quarters ended June 30 and December 31 due primarily to seasonal merchandise. Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory during each quarter on a continual basis to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.  The effect of a .5% markdown in the value of our inventory at December 31, 2007 would result in a decline in gross profit and diluted earnings per share for the three months ended December 31, 2007 of $1.3 million and $0.03, respectively.

Stock-based compensation —The Compensation Committee and, through express consent of the Compensation Committee, the CEO are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. We typically grant approved options with exercise prices equal to the market price of our common stock on the date of the option grant. The majority of the options granted vest daily over periods of four to five years and expire in ten years.  On January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share Based Payment," which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

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

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	62.2	62.6	62.3
Gross profit	37.2	37.8	37.4	37.7
Selling, general and administrative expense	26.1	26.2	30.1	29.4
Operating income	11.1	11.6	7.3	8.3
Net interest expense and other income (expense)	(0.4)	(0.1)	(0.4)	(0.2)
Income before income taxes	10.7	11.5	6.9	8.1
Income tax expense	4.0	4.1	2.6	2.9

Net income	6.7%	7.4%	4.3%	5.2%

Three Months Ended December 31, 2007

Compared to the Three Months Ended December 31, 2006

During the second fiscal quarter of 2008, net sales decreased to $308.7 million from $321.3 million, a decrease of $12.6 million or 3.9% compared to the quarter ended December 31, 2006. The decrease in second quarter sales is primarily due to the 7.6% decrease in comparable store sales.  The decrease in comparable sales for the second quarter of fiscal 2008 was comprised of a 7.2% decrease in the number of transactions and a 0.4% decrease in the average transaction amount.  Average store sales for the second fiscal quarter of 2008 decreased 8.2% when compared to the same prior year quarter.  Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated.  Management believes traffic levels are lower due to a number of factors, including an increase in supply of home furnishing products, the competitive promotional environment of the home furnishings retail sector, the economic pressures impacting the discretionary income of consumers and a weakness in the housing market.

Gross profit decreased $6.7 million, or 5.5%, to $114.9 million for the three months ended December 31, 2007 as compared to the same quarter last year of $121.6 million, primarily as a result of lower sales volume. Our gross profit percentage decreased from 37.8% to 37.2% in the second fiscal quarter of fiscal 2008. This decrease of 0.6% in gross profit percentage is primarily due to an increase in cost of product and markdowns.  The increase in cost of product of 0.3% resulted from a shift in product mix as we have, to some extent, moved from higher margin merchandise to more commodity type merchandise in response to customer demand which is generally lower margin merchandise.  Markdowns were higher by 0.3% due to addressing aged and slower moving inventory.

Selling, general and administrative expenses decreased $3.7 million, or 4.3%, to $80.7 million in the three months ended December 31, 2007 from $84.3 million in the same quarter last year.  The decrease was attributable to a $3.6 million decrease in advertising costs, a $.4 million decrease in stock compensation expense and a $.4 million decrease in other corporate expenses including legal expense and long-distance telephone expense.  These were partially offset by an increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base.  As a percentage of net sales, these selling, general and administrative expenses slightly decreased 0.1% to 26.1% in the second fiscal quarter of 2008 from 26.2% in the same quarter last year due to the decrease in advertising costs, stock compensation expense and other corporate expenses, including legal expense and long distance telephone expenses.  Selling, general and administrative expenses per average store is $98.2 thousand this quarter compared to $107.4 thousand in the same quarter last year, a decrease of 8.6%.

The income tax provision for the three month periods ended December 31, 2007 and 2006 was $12.6 million and $13.2 million, respectively, reflecting an effective tax rate of 38.1% and 35.6%, respectively.  The effective tax rate is higher in the second quarter of fiscal 2008 as compared to the same quarter last year primarily due to a net adjustment of tax reserves related to net favorable settlements with certain state taxing authorities last year that did not occur this year.

Six Months Ended December 31, 2007

Compared to the Six Months Ended December 31, 2006

During the six months ended December 31, 2007, net sales decreased to $510.3 million from $515.7 million, a decrease of $5.3 million or 1.0% compared to the six month period ended December 31, 2006. The decrease in sales for the first six months of fiscal 2008 is primarily due to the 5.3% decrease in comparable store sales. The decrease in comparable sales for the first six months of fiscal 2008 was comprised of a 4.7% decrease in the number of transactions and a 0.6% decrease in the average transaction amount.  Total average store sales for the first six months of fiscal 2008 decreased 5.8% when compared to the same prior year period.  Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated.  Management believes traffic levels are lower due to a number of factors, including an increase in supply of home furnishing products, the competitive promotional environment of the home furnishings retail sector, the economic pressures impacting the discretionary income of consumers and a weakness in the housing market.

Gross profit decreased $4.0 million, or 2.1%, to $190.6 million for the six months ended December 31, 2007 as compared to the same six month period last year of $194.6 million, primarily as a result of our decreased net sales.  In the six month period ended December 31, 2007, our gross profit percentage decreased to 37.4% from 37.7% in the same period last year.  This 0.3% decrease in the gross profit percentage is comprised of a 0.2% decrease in product margin due to a shift in merchandise mix as we have, to some extent, moved from higher margin merchandise to more commodity type merchandise in response to customer demand which is generally greater for lower margin merchandise.

Selling, general and administrative expenses during the six months ended December 31, 2007 increased $1.5 million, or 1.0%, to $153.2 million from $151.7 million during the six months ended December 31, 2006.  The increase was attributable to a $5.9 million increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base offset by a decrease of $.5 million in stock compensation expense and $.8 million decrease in corporate expenses.  As a percentage of net sales, these expenses increased 0.6% to 30.0% in the first six months of fiscal 2008 from 29.4% in the same period last year.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales and includes a 1.4% increase related to store occupancy costs, store personnel costs and store depreciation expense offset primarily by a 0.5% decrease in advertising expense and 0.1% in store preopening expense.  Selling, general and administrative expenses per average store is $187.7 thousand for the six months ended December 31, 2007 compared to $196.6 thousand in the same period last year, a decrease of 4.6%.

The income tax provision for the six month periods ended December 31, 2007 and 2006 was $13.3 million and $15.1 million, respectively, reflecting an effective tax rate of 38.1% and 35.9%, respectively.  The effective tax rate is higher in the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 primarily due to a net adjustment of tax reserves related to net favorable settlements with certain state taxing authorities last year that did not occur this year.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flows will continue to be utilized for the expansion of our business and future cash dividends to our stockholders.  Our borrowings have historically peaked in the quarter ended September 30 as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our revolving credit facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash flows provided by operating activities for the six months ended December 31, 2007 was $63.6 million primarily due to net income, adjusted for non-cash items (primarily depreciation and amortization of $8.9 million and stock compensation of $2.0 million) of $32.1 million, an increase in inventory of $29.2 million, a decrease in accounts payable of $16.6 million and an increase in income taxes payable of $14.7 million.   The increase in inventory and the decrease in accounts payable is a result of the timing of inventory receipts and the related payments to vendors.  There has been no material change in our payment policy to vendors.  The increase in income taxes payable is the result of higher pretax earnings in the six month period ended December 31, 2007 compared to the six month period ended June 30, 2007.

Net cash used in investing activities of $6.1 million for the six months ended December 31, 2007 is primarily a result of capital expenditures that relate to opening new stores and store relocations in addition to the purchase of warehouse equipment and corporate hardware and software.  We expect to spend approximately $9.9 million for additional capital expenditures during the remainder of fiscal 2008, which will include the opening of new stores, the expansion, relocation and enhancement of selected existing stores and purchases of equipment for our distribution center and corporate office.

Net cash used in financing activities for the six months ended December 31, 2007 is primarily due to repayments under the revolving credit facility of $168,000 net of borrowings of $118,500.

At December 31, 2007, we had $7 million outstanding under the revolving credit facility, $8.9 million of outstanding letters of credit and availability of $184.1 million under the revolving credit facility.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.   The weighted average interest rate at December 31, 2007 was 6.25%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.  On April 18, 2007, we entered into an amendment to the existing revolving credit facility.  The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 million; a change in the total leverage ratio from the ratio “3:0 to 1:0” to the ratio “2:50 to 1:0”; and a “clean down” provision requirement that for 15 consecutive days during the period from December 1 through January 31, the sum of the aggregate principal amount of the outstanding loans may not exceed $30 million.  The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of December 31, 2007, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	Six Months Ended June 30, 2007

Stores open at beginning of period	810	762	795
Stores opened during the period	24	36	27
Stores closed during the period	(3)	(3)	(12)
Stores open at end of period	831	795	810

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K/T for the six month period ended June 30, 2007. We do not enter into derivatives or other financial instruments for trading or speculative purposes. There have been no significant changes in the foreign currency exchange rate or interest rate market risks since June 30, 2007.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2007 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on November 7, 2007, the following proposals were submitted to stockholders with the following results:

1.                                Election of six directors to serve until their terms expire at the next annual meeting of stockholders, or the earlier of their death, resignation or removal

	Number of Shares
	For	Withheld	Broker Non-Votes

Benjamin D. Chereskin	38,227,621	1,379,488	—
Kathleen Mason	30,899,283	8,707,826	—
William J. Hunckler, III	39,292,286	314,823	—
Robin P. Selati	35,703,492	3,903,617	—
Henry F. Frigon	20,057,425	19,549,684	—
Bruce A. Quinnell	35,714,537	3,892,572	—

2.                                Amendment to our 1997 Long-Term Equity Incentive Plan to extend the term of the plan

Number of Shares

For	16,495,113

Against	18,828,596

Abstain	155,228

3.                                Amendment to our 2004 Long-Term Equity Incentive Plan to increase the aggregate number of shares with respect to which restricted stock awards may be granted under the plan

Number of Shares

For	23,849,353

Against	11,478,782

Abstain	150,837

4.                                Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008

Number of Shares

For	39,030,587

Against	506,747

Abstain	69,775

No other matters were voted upon at the meeting.

Item 6. Exhibits

Exhibit Number	Title of Exhibit
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 20, 2006)

10.1

Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended, dated November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 8, 2007)

10.2

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 6, 2007)

10.3

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)

10.4

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)

10.5

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)

10.6	Form of Confidentiality Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*              The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-

Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	February 5, 2008	By:	/s/ Michael Marchetti

Michael Marchetti, Executive Vice President, Chief
Operating Officer, Acting Chief Financial Officer, Acting
Treasurer and Acting Secretary
(Acting Principal Financial Officer and duly
authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 20, 2006)

10.1

Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended, dated November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 8, 2007)

10.2

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 6, 2007)

10.3

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)

10.4

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)

10.5

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)

10.6	Form of Confidentiality Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 19, 2007)
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*      The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.