Form 10-Q
period 2008-03-31
TUESDAY MORNING CORP/DE
filed 2008-05-06
CIK 878726

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☒   No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, par value $0.01 per share	41,809,920

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

•                  conditions affecting consumer spending, such as high gasoline prices,  household utility costs and the decrease in home values;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2008 (unaudited) and June 30, 2007

 (In thousands, except for per share data)

	March 31, 2008	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$10,270	$10,303
Inventories	269,642	288,791
Prepaid expenses and other current assets	8,392	5,954
Deferred income taxes	—	1,211
Total current assets	288,304	306,259

Property and equipment, net	78,578	83,776
Deferred financing costs	553	704
Other assets	3,634	3,582

Total Assets	$371,069	$394,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$2,000	$26,500
Accounts payable	66,885	82,453
Accrued liabilities	30,679	31,223
Deferred income taxes	666	—
Income taxes payable	—	712
Total current liabilities	100,230	140,888

Revolving credit facility	30,000	30,000
Deferred rent	4,211	4,534
Deferred income taxes	1,790	3,459

Total Liabilities	136,231	178,881

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,810,920 shares issued and outstanding at March 31, 2008 and 41,440,000 shares at June 30, 2007	418	414
Additional paid-in capital	200,562	198,183
Retained earnings	33,874	16,881
Accumulated other comprehensive income (loss)	(16)	(38)

Total Stockholders’ Equity	234,838	215,440

Total Liabilities and Stockholders’ Equity	$371,069	$394,321

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net sales	$178,446	$189,156	$688,789	$704,835
Cost of sales	114,447	118,288	434,177	439,318
Gross profit	63,999	70,868	254,612	265,517
Selling, general and administrative expenses	71,357	69,289	224,565	220,959
Operating income (loss)	(7,358)	1,579	30,047	44,558
Other income (expense):
Interest income	2	143	155	200
Interest expense	(455)	(234)	(3,561)	(1,779)
Other income, net	209	203	782	826
	(244)	112	(2,624)	(753)
Income (loss) before income taxes	(7,602)	1,691	27,423	43,805
Income tax expense (benefit)	(2,905)	644	10,429	15,768

Net income (loss)	$(4,697)	$1,047	$16,994	$28,037

Earnings Per Share
Net income (loss) per common share:
Basic	$(0.11)	$0.03	$0.41	$0.68
Diluted	$(0.11)	$0.03	$0.41	$0.67
Weighted average number of common shares:
Basic	41,441	41,427	41,439	41,412
Diluted	41,441	41,650	41,479	41,626

Dividends per common share	$—	$—	$—	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

 Consolidated Statements of Cash Flows (unaudited)

 (In thousands)

	Nine Months Ended March 31,
	2008	2007

Net cash flows from operating activities:
Net income	$16,994	$28,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,172	12,999
Amortization of financing fees	150	128
Deferred income taxes	183	290
Loss on disposal of assets	478	409
Stock-based compensation	2,663	3,444
Other non-cash items	23	(157)
Change in operating assets and liabilities:
Inventories	18,892	(39,559)
Prepaid and other assets	(2,490)	1,452
Accounts payable	(12,383)	17,380
Accrued liabilities	(544)	3,236
Deferred rent	(323)	76
Income taxes payable	(712)	(4,196)
Net cash provided by operating activities	36,103	23,539

Net cash flows from investing activities:
Capital expenditures	(8,530)	(11,689)
Proceeds from sale of assets	78	—
Net cash used in investing activities	(8,452)	(11,689)

Net cash flows from financing activities:
Repayments under revolving credit facility	(219,000)	(128,500)
Proceeds under revolving credit facility	194,500	153,000
Payment of dividends	—	(33,144)
Change in cash overdraft	(3,185)	—
Excess tax benefit related to exercise of stock options	—	63
Proceeds from exercise of common stock options and used for stock purchase plan purchases	1	528
Net cash used in financing activities	(27,684)	(8,053)
Net increase (decrease) in cash and cash equivalents	(33)	3,797
Cash and cash equivalents, beginning of period	10,303	5,766
Cash and cash equivalents, end of period	$10,270	$9,563

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

2.    Stock-based compensation — We account for our stock-based compensation plan in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).  Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), which allows for the granting of stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan and the 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock.  Stock options are awarded at a fair market value equal to the average of the high and low trading prices of the Company’s common stock on the date of grant.

Options granted under the 1997 Plan and the 2004 Plan typically vest daily over periods of four to five years and expire in ten years. The exercise prices of the options range between $4.92 and $35.23, which represents market value on the grant date.  At December 31, 2007, all shares available under the 1997 Plan had been granted and the 1997 Plan expired as of December 29, 2007.  There were 1,493,331 shares available for grant under the 2004 Plan at March 31, 2008.

Stock compensation expense recognized in the three months and nine months ended March 31, 2008 was as follows:

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008

Total cost of stock-based compensation during the period	$635	$2,406
Amounts capitalized in ending inventory	(214)	(666)
Amounts recognized in expense previously capitalized	212	923

Amounts charged against income for the period before tax	$633	$2,663

3.      Comprehensive income or loss - Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders. Total comprehensive loss for the three month period ended March 31, 2008 was $4.7 million while comprehensive income was $1.0 million for the three month period ending March 31, 2007.  Comprehensive income for the nine month periods ended March 31, 2008 and 2007 was $17.0 million and $28.0 million, respectively.

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

5.      Earnings per common share

	Three Months Ended March 31		Nine Months Ended March 31
(in thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share:
Net income (loss)	$(4,697)	$1,047	$16,994	$28,037
Weighted average number of common shares outstanding	41,441	41,427	41,439	41,427
Net income (loss) per common share	$(0.11)	$0.03	$0.41	$0.68

Diluted earnings per share:
Net income (loss)	$(4,697)	$1,047	$16,994	$28,037

Dilutive effect of employee stock options	—	223	1	214
Dilutive effect of restricted stock	—	—	39	—
Weighted average number of common shares outstanding	41,441	41,427	41,439	41,412
Weighted average number of common shares and diluted effect of outstanding employee stock options and restricted stock	41,441	41,650	41,479	41,626

Net income (loss) per common share	$(0.11)	$0.03	$0.41	$0.67

6.      Revolving credit facility — At March 31, 2008, we had $32.0 million outstanding under the revolving credit facility, $8.1 million of outstanding letters of credit and availability of $159.9 million under the revolving credit facility.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.   The weighted average interest rate at March 31, 2008 was 5.19%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.  On April 18, 2007, we entered into an amendment to the existing revolving credit facility.  The amendment to the revolving credit facility provided for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210.0 million to $200.0 million; a change in the total leverage ratio from the ratio “3:00 to 1:0” to the ratio “2:50 to 1:0”; and a “clean down” provision requirement that for 15 consecutive days during the period from December 1 through January 31, the sum of the aggregate principal amount of the outstanding loans may not exceed $30.0 million.  The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of March 31, 2008, we were in compliance with all covenants.

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

8.     Cash and Cash Equivalents – Credit card receivables of $6.5 million and $6.4 million at March 31, 2008 and 2007, respectively, from MasterCard, Visa, Discover and American Express, and all highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

9.     Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the recurring fair value measures for financial statements issued for fiscal years beginning after November 15, 2007.  The provisions of SFAS No. 157 are effective for the non recurring fair value measures for financial statements issued for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 821 discount retail stores in 47 states as of March 31, 2008.  We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices.  We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers.  We purchase first quality, brand name merchandise at closeout prices and sell it at prices 50% to 80% below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

Net sales for the third quarter of fiscal 2008 were $178.4 million, a decrease of 5.7% compared to the same period last year.  Comparable store sales for the quarter ended March 31, 2008 decreased by 8.2%, comprised of a 6.6% decrease in customer transactions and a 1.6% decrease in average ticket.  Net loss for the quarter was $4.7 million and diluted loss per share was $0.11.

For the nine months ended March 31, 2008, net sales were $688.8 million compared to $704.8 million for the same period last year.  Comparable store sales for the nine month period ended March 31, 2008 decreased 6.1% compared to the same period last year.  This decrease was comprised of a 5.2% decrease in customer transactions and a 0.9% decrease in average ticket.  Net income for the year-to-date period was $17.0 million and diluted earnings per share were $0.41.

We opened three new stores during the third quarter of fiscal 2008.  In addition, we relocated eight existing stores and expanded seven existing stores.

Update to Critical Accounting Policies

To supplement the critical accounting policies included on Form 10-K/T for the six month period ended June 30, 2007, we have made an update to our inventory markdown policy and added a policy for stock-based compensation as follows:

Markdowns— We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. We are also utilizing markdowns coupled with promotional events to drive traffic and stimulate sales during non-sales event periods. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns may vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the quarters ended June 30 and December 31 due primarily to seasonal merchandise. Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory during each quarter on a continual basis to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.  The effect of a .5% decrease in the value of our inventory at March 31, 2008 would result in a decline in gross profit and diluted earnings per share for the three months ended March 31, 2008 of $1.3 million and $0.03, respectively.

Stock-based compensation —The Compensation Committee and, through express consent of the Compensation Committee, the CEO are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. We typically grant approved options with exercise prices equal to the market price of our common stock on the date of the option grant. The majority of the options granted vest daily over periods of four to five years and expire in ten years.  On January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.1	62.5	63.0	62.3
Gross profit	35.9	37.5	37.0	37.7
Selling, general and administrative expense	40.0	36.7	32.6	31.4
Operating income (loss)	(4.1)	0.8	4.4	6.3
Net interest expense and other income (expense)	(0.1)	0.1	(0.4)	(0.1)
Income (loss) before income taxes	(4.2)	0.9	4.0	6.2
Income tax expense (benefit)	(1.6)	0.3	1.5	2.2

Net income (loss)	(2.6)%	0.6%	2.5%	4.0%

Three Months Ended March 31, 2008

Compared to the Three Months Ended March 31, 2007

During the third fiscal quarter of 2008, net sales decreased to $178.4 million from $189.2 million, a decrease of $10.8 million or 5.7% compared to the quarter ended March 31, 2007. The decrease in third quarter sales is primarily due to the 8.2% decrease in comparable store sales.  The decrease in comparable sales for the third quarter of fiscal 2008 was comprised of a 6.6% decrease in the number of transactions and a 1.6% decrease in the average transaction amount.  Comparable store sales and sales per store decreased primarily due to lower traffic levels than last year.  Management believes that the general economic conditions have resulted in lower discretionary spending by consumers and the home furnishings sector has been particularly impacted by the decrease in home values and the slowdown in housing starts.

Gross profit decreased $6.9 million, or 9.7%, to $64.0 million for the three months ended March 31, 2008 as compared to the same quarter last year of $70.9 million, primarily as a result of lower sales volume. Our gross profit percentage decreased from 37.5% to 35.9% in the third fiscal quarter of fiscal 2008. This decrease of 1.6% in gross profit percentage is primarily due to an increase in markdowns and distribution expenses as a percentage of sales.   Markdowns were higher as a percentage of sales by 0.9% due to the lower sales volume.  Freight and distribution expenses were higher due to the increase in freight costs as a result of higher fuel surcharges.    We addressed aged and slow moving inventory by taking the necessary markdowns.  The increased markdowns as well as lower third quarter purchases served to assist in lowering our inventory from $281.0 million at March 31, 2007 to $269.6 million at March 31, 2008.

Selling, general and administrative expenses increased $2.1 million, or 3.0%, to $71.4 million in the three months ended March 31, 2008 from $69.3 million in the same quarter last year.  The increase was attributable to a $0.8 million increase in advertising costs and an increase in store occupancy costs and store compensation of $1.7 million.  As a percentage of net sales, these selling, general and administrative expenses increased to 40.0% in the third fiscal quarter of 2008 from 36.6% in the same quarter last year due to the increase in the number of stores at this year over last year.  Selling, general, and administrative expenses per average store declined by 0.9% for the quarter.

The income tax provision (benefit) for the three month periods ended March 31, 2008 and 2007 was ($2.9) million and $0.6 million, respectively, reflecting an effective tax rate of 38.2% and 38.1%, respectively.

Nine Months Ended March 31, 2008

Compared to the Nine Months Ended March 31, 2007

During the nine months ended March 31, 2008, net sales decreased to $688.8 million from $704.8 million, a decrease of $16.0 million or 2.3% compared to the nine month period ended March 31, 2007. The decrease in sales for the first nine months of fiscal 2008 is primarily due to the 6.1% decrease in comparable store sales. The decrease in comparable sales for the first nine months of fiscal 2008 was comprised of a 5.2% decrease in the number of transactions and a 0.9% decrease in the average transaction amount.  Total average store sales for the first nine months of fiscal 2008 decreased 6.7% when compared to the same prior year period.  Comparable store sales and sales per store decreased primarily due to lower traffic levels than anticipated.  Management believes that the general economic conditions have resulted in lower discretionary spending by consumers and the home furnishings sector has been particularly impacted by the decrease in home values and the slowdown in housing starts.

Gross profit decreased $10.9 million, or 4.1%, to $254.6 million for the nine months ended March 31, 2008 as compared to the same nine month period last year of $265.5 million, primarily as a result of our decreased net sales.  In the nine month period ended March 31, 2008, our gross profit percentage decreased to 37.0% from 37.7% in the same period last year.  This 0.7% decrease in the gross profit percentage is comprised of an increase in markdowns as a percentage of sales, as well as a slight increase in freight and distribution expenses.  Markdowns were used to address aged and slow moving inventory.   Freight and distribution expenses were slightly higher due to the increase in freight costs as a result of higher fuel surcharges.  The cost of product was up slightly as a result of a shift in category mix.  We have shifted slightly from decorative merchandise toward commodity products, which carry lower margins.

Selling, general and administrative expenses during the nine months ended March 31, 2008 increased $3.6 million, or 1.6%, to $224.6 million from $221.0 million during the nine months ended March 31, 2007.  The increase was attributable to a $7.5 million increase in store occupancy costs, store personnel costs and store depreciation expense primarily due to the expansion in our store base offset by a decrease of $0.8 million in stock compensation expense and $2.0 million decrease in advertising expenses.  As a percentage of net sales, these expenses increased 1.3% to 32.6% in the first nine months of fiscal 2008 from 31.3% in the same period last year.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales and includes a 1.6% increase related to store occupancy costs, store personnel costs and store depreciation expense offset primarily by a 0.2% decrease in advertising expense.  Selling, general and administrative expenses per average store is $274.7 thousand for the nine months ended March 31, 2008 compared to $284.4 thousand in the same period last year, a decrease of 3.4%.

The income tax provision for the nine month periods ended March 31, 2008 and 2007 was $10.4 million and $15.8 million,

respectively, reflecting an effective tax rate of 38.0% and 36.0%, respectively.  The effective tax rate is higher in the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 primarily due to a net adjustment of tax reserves related to net favorable settlements with certain state taxing authorities last year that did not occur this year.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flows will continue to be utilized for the expansion of our business and the use of any excess cash will be determined by the Board of Directors.  On February 1, 2008, our Board of Directors voted to terminate the declaration of our cash dividend. Our borrowings have historically peaked in the quarter ended September 30 as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our revolving credit facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash flows provided by operating activities for the nine months ended March 31, 2008 was $36.1 million, primarily due to net income, adjusted for non cash items, primarily depreciation and amortization of $13.3 million and stock compensation of $2.7 million.  The net change in assets and liabilities was $2.4 million, which was comprised of a decrease in inventory of $18.9 million, offset by a decrease in accounts payable of $12.4 million and changes in other assets and liabilities of $4.1 million.  The decrease in inventory was the result of using markdowns to address aged and slow moving products coupled with lower purchases.  The decrease in accounts payable is a combination of the timing of receipts for the first two quarters as well as lower receipts for the third quarter and their related payments to vendors.  There has been no material change in our payment policy to vendors.

Net cash used in investing activities of $8.5 million for the nine months ended March 31, 2008 is primarily a result of capital expenditures that relate to opening new stores and store relocations in addition to the purchase of warehouse equipment and corporate hardware and software.  We expect to spend approximately $6.5 million for additional capital expenditures during the remainder of fiscal 2008, which will include the opening of new stores, the expansion, relocation and enhancement of selected existing stores and purchases of equipment for our distribution center and corporate office.

Net cash used in financing activities for the nine months ended March 31, 2008 is primarily due to repayments under the revolving credit facility of $219.0 million net of borrowings of $194.5 million.

At March 31, 2008, we had $32.0 million outstanding under the revolving credit facility, $8.1 million of outstanding letters of credit and availability of $159.9 million under the revolving credit facility.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average total leverage ratio changes.   The weighted average interest rate at March 31, 2008 was 5.19%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries.  On April 18, 2007, we entered into an amendment to the existing revolving credit facility.  The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 22, 2009 to December 22, 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210.0 million to $200.0 million; a change in the total leverage ratio from the ratio “3:0 to 1:0” to the ratio “2:50 to 1:0”; and a “clean down” provision requirement that for 15 consecutive days during the period from December 1 through January 31, the sum of the aggregate principal amount of the outstanding loans may not exceed $30.0 million.  The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of March 31, 2008, we were in compliance with all covenants.

We anticipate that our future net cash flows from operations and unused borrowings under our revolving credit facility will be sufficient to fund our working capital needs and planned capital expenditures for the next 12 months.

Store Openings/Closings

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	Six Months Ended June 30, 2007

Stores open at beginning of period	810	762	795
Stores opened during the period	27	48	27
Stores closed during the period	(16)	(15)	(12)
Stores open at end of period	821	795	810

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2008, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K/T for the six month period ended June 30, 2007. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly impacted by changes in the foreign currency exchange rate or interest rate market risks since June 30, 2007.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2008 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q as filed with the Commission on May 2, 2005)

3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)
10.1

Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended, dated November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 8, 2007)

10.2

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 6, 2007)

10.3

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)

10.4

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)

10.5

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)

10.6	Form of Confidentiality Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE:	May 5, 2008	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q as filed with the Commission on May 2, 2005)

3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)
10.1

Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended, dated November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 8, 2007)

10.2

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 6, 2007)

10.3

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)

10.4

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)

10.5

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)

10.6	Form of Confidentiality Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on December 19, 2007)
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.