Form 10-K
period 2008-06-30
TUESDAY MORNING CORP/DE
filed 2008-08-29
CIK 878726

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19658

Tuesday Morning Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2398532 (I.R.S. Employer Identification No.)
6250 LBJ Freeway Dallas, Texas 75240 (972) 387-3562 (Address, zip code and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at June 30, 2008 was approximately $171,798,000, based upon the closing sale price on the Nasdaq National Market reported for such date.

         As of the close of business August 28, 2008, there were 41,816,820 outstanding shares of the registrant's common stock.

 Documents Incorporated By Reference:

        Portions of the Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference to the extent indicated into Part III of this Form 10-K.

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

        The factors listed below under the heading "Risk Factors" and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following: uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis; conditions affecting consumer spending; inclement weather; changes in our merchandise mix; timing and type of sales events, promotional activities and other advertising; increased or new competition; loss or departure of one or more members of our senior management, as well as experienced buying and management personnel; an increase in the cost or a disruption in the flow of our products; seasonal and quarterly fluctuations; fluctuations in our comparable store results; our ability to operate information systems and implement new technologies effectively; our ability to generate strong cash flows from our operations; our ability to maintain internal control over financial reporting; and our ability to anticipate and respond in a timely manner to changing consumer demands and preferences.

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

 PART I

Item 1.    Business

Overview

        We are a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States. We opened our first store in 1974 and operated 842 stores in 47 states as of June 30, 2008. Our stores operate during periodic "sale events," that occur in each month except January and July. We are generally closed for up to the first two weeks of January and July as we conduct physical inventories at all of our stores. We purchase first quality, brand name merchandise at closeout pricing and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

        We believe that our well recognized, first quality brand name merchandise and value-based pricing have enabled us to establish and maintain strong customer loyalty. Our customers, who are predominantly women from middle to upper-income households, are brand savvy, value-conscious customers seeking quality products at discount pricing. While we offer our customers consistent merchandise categories, each sales event features limited quantities of new and appealing products within these categories, creating a "treasure hunt" atmosphere in our stores.

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

        In the fiscal year ended June 30, 2008, we recorded sales of $885.3 million and operating income of $24.9 million. We paid dividends in calendar years 2005, 2006 and 2007 ranging from $0.65 per share to $0.80 per share. On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

        On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007. Accordingly, our financial statements include the six month period ended June 30, 2007, and will represent the twelve month periods ending June 30, thereafter. As a result of this change, this Form 10-K includes financial information for the six month transition period ended June 30, 2007 and 2006 and for the twelve month periods ended June 30, 2008, and 2007, December 31, 2006, 2005, 2004, and 2003. The twelve-month period ended June 30, 2008 is hereinafter referred to as fiscal 2008.

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

  •
  Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.  We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of approximately $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize savings of up to 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 9.0 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events including the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

  •
  Attractive Store Level Economics.  We have attractive store level economics due to our low store operating expenses and the low initial investment required to open new stores. Our destination-oriented retail format allows us to open stores in a wide range of locations, resulting in lower lease rates compared to those of other retailers. In addition to our low real estate costs, we maintain low operating and depreciation costs due to our no-frills, self-service format. Because we use low cost store fixtures and low pre-opening costs, our new stores require a low initial investment and have historically generated a solid return on investment in their first full year.

  •
  Disciplined Inventory and Supply Chain Management.  We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. We have increased our shipping and sorting capacity at our distribution center to be able to accommodate a future growth of up to approximately 1,200 to 1,250 stores.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States by:

  •
  Enhancing Our Store Base.  During the planning process for fiscal 2008 and 2009, we evaluated our current store base and plans for new store growth. As a result of this evaluation, we intend to pursue expansion and relocation opportunities in our existing store base as well as open new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we will be working with high producing stores and increasing the selling square footage. We believe this will benefit us and better position us for the long term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2009 we plan to add slightly fewer stores than in prior years and expand or relocate existing stores as we locate profitable opportunities to do so. We believe there is the potential for approximately 1,200 to 1,250 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

  •
  Enhancing Our Sales Productivity.  We intend to increase the number of customer transactions by refining our merchandise mix and through other operating initiatives. For example, we have made shifts in our product mix to focus on functional, utilitarian items rather than purely decorative assortments. In addition, we have been very selective in our seasonal merchandise purchases and remain focused on high quality, high value items. We are able to increase our merchandise offerings throughout each sale event and on a day-in, day-out basis by delivering fresh product to our stores between 40 to 47 times per year. We believe this attracts new customers, encourages repeat visits by existing customers and increases our average transaction value during the later stages of each sale event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes.

  •
  Extending Our Customer Reach.  Historically, we have used direct mailings, targeted emails, and newspaper and print advertising to attract customers to our stores. While we believe that the use of direct mailing and email alerts remain effective, we also believe that broadcast advertising is an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. We have used television in select markets over the last five years and may, from time to time, continue our use of television advertising in fiscal 2009. We also operate our "eTreasures"® program that provides our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their home or office.

  •
  Improving Systems.  We plan to upgrade and update our current systems as required in the ongoing course of business. These improvements may include updates to our merchandising and inventory tracking systems, point of sale software, and Internet sales site.

Industry Trends

        As a closeout retailer of first quality, brand name merchandise, we benefit from attractive characteristics in the closeout industry. Closeout merchandise is generally available to closeout retailers at low prices for a variety of reasons, including the inability of a manufacturer to sell merchandise through regular channels, the discontinuance of merchandise due to a style or color change, the cancellation of orders placed by other retailers and the termination of business by a manufacturer or wholesaler. Occasionally, the closeout retailer may be able to purchase closeout merchandise because a manufacturer has excess raw materials or production capacity. Typically, closeout retailers have lower merchandise costs, capital expenditures and operating costs, allowing them to sell merchandise at prices lower than other retailers.

        In addition, we benefit from several trends in the retailing industry. The increase in "just-in-time" inventory management techniques and the rise in retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers are introducing new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers' overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers such as ourselves that can purchase larger and more varied merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers' traditional distribution channels.

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

Purchasing

        Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic vendors and international vendors. As industry trends such as "just-in-time" inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will continue to see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores, maximize productive retail space and increase distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. During fiscal 2008, our top ten vendors accounted for approximately 13.1% of total purchases, with no single vendor accounting for more than 2.6%.

Pricing

        Our pricing policy is to sell all merchandise significantly below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and our closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to mark down unsold merchandise on a timely and systematic basis and thereby effectively manage inventory levels.

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

        While we believe our direct mailings, targeted emails, newspaper and print advertising remain effective, we believe broadcast advertising may also be an effective means to attract new customers, encourage repeat visits by our existing customers and increase consumer awareness of Tuesday Morning. We have used television advertising in select markets in the past and may continue our use of television advertising in fiscal 2009.

Stores and Store Operations

         Site Selection.    During the planning process for fiscal 2009, we evaluated our current store base and plans for new store growth. As a result of this evaluation, we will continue pursuing expansion and relocation opportunities within our existing store base as well as opening new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we are working with high producing stores and increasing the selling square footage. We believe this will benefit us and better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2009 we plan to add slightly fewer stores than in prior years and expand or relocate existing stores as we locate profitable opportunities to do so. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics. As we continue our expansion and relocation strategy, we expect to incur a minimal increase in the cost of real estate for those locations.

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

        Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering into the lease. These kick clauses, when combined with our inexpensive and portable store fixtures, provide us with flexibility in opening new stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with store level operating losses.

         Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 6,000 to 15,000 square feet and averaged approximately 9,200 square feet as of June 30, 2008. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain minimum inventory in stockrooms.

         Store Operations.    We operate our stores during "sales events," that occur once each month except January and July. We are generally closed for up to the first two weeks of January and July as we conduct physical inventories at all our stores. We have increased the frequency of shipments of new merchandise during a sale event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores. We have implemented initiatives to enhance the process by which merchandise is unloaded at the store and moved to the selling floor and we have increased our internal training program for store managers. We believe that on-going training is a critical component to the success of our store management. Each store manager receives ongoing training beginning with new manager training upon being hired or promoted as well as attendance at one or more training sessions held in Dallas, Texas. In addition, store managers are supported not only by the corporate office, but also by regional and zone field managers.

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

         Store Locations.    As of June 30, 2008, we operated 842 stores in 47 states. Specific store locations can be accessed through our website at www.tuesdaymorning.com.

Distribution

        An important aspect of our success involves our ability to process, sort and distribute inventory quickly and efficiently. Our buying, distribution center and planning and allocation departments work closely together to ensure that our inventory flow is efficient and effective. The majority of our merchandise is received, inspected, counted, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas, metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sale event strategy, we ship most of our merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sale event; however, new and different merchandise is shipped to stores throughout a sale event.

        We make inventory deliveries to our stores between 40 to 47 times per year, which allows us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. This number of shipments also allows our stores to process shipments more effectively and stock their shelves with new merchandise during sale events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

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

Competition

        We believe the principal factors by which we compete are price and product offering. We believe we compete effectively by pricing the merchandise we sell significantly below department and specialty store prices and by offering a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores, specialty, e-commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

        We are distinguishable from our competitors in several respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at value driven prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our focus is on primarily upscale home furnishings, housewares, gifts and related items. In addition, most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, our business model has been and continues to be focused on ten major sale events which are promoted and advertised to our customers through direct mailings, emails and, from time to time, television advertising. We believe that our sale events create a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sale event is limited.

Seasonality

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31 of 2007, 2006 and 2005 accounted for approximately 35%, 35% and 36%, respectively, of our annual net sales for such years. Operating income for the quarter ended December 31 of 2007, 2006 and 2005 accounted for approximately 142%, 64% and 58%, respectively, of our annual operating income for such years.

Employees

        As of August 18, 2008, we employed approximately 2,000 persons on a full-time basis and approximately 8,800 individuals on a part-time basis. Our employees are not represented by any unions. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are strong.

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

        We maintain a website at www.tuesdaymorning.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the "SEC") are available our internet website.

        Any materials filed or furnished by us with the SEC may be read and copies made at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information which we file or furnish electronically with the SEC.

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

Risks Related to Our Business

We face a number of risks in opening new stores and relocating existing stores.

        As part of our growth strategy, we will continue to pursue expansion and relocation opportunities in our existing store base as well as open new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we are working with high producing stores and increasing the selling square footage. To that end, for the fiscal year ending June 30, 2009 we plan to add slightly fewer stores than in prior years and expand or relocate existing stores as we locate profitable opportunities to do so. However, we cannot assure that we will be able to achieve our relocation or expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure that any new store will achieve similar operating results to those of our existing stores or that new stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

        We opened stores in new markets during the fiscal year ended June 30, 2008 and the six month period ended June 30, 2007 and during calendar year 2006. We intend to enter into additional new markets in fiscal 2009 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Poor economic conditions affect consumer spending and may significantly harm our business.

        The success of our business depends to a significant extent upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things:

  •
  general economic and industry conditions;

  •
  the housing market;

  •
  high crude oil prices, that affect gasoline and heating oil prices;

  •
  rising food prices and their effect on consumer discretionary spending;

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

        Our business and results of operations are subject to uncertainties arising out of world events. These uncertainties may include a global economy slowdown, changes in consumer spending, changes in debt markets, increase in gasoline and natural gas prices, and economic consequences of military action or additional terrorist activities. Any future events arising as a result of terrorist activity or other world events may have a material impact on our business, our ability to source products, results of operations and financial condition.

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

  •
  liquidation sales by a number of our competitors who have filed or will file for bankruptcy;

  •
  expansion by existing competitors;

  •
  entry by new competitors into markets in which we currently operate; and

  •
  adoption by existing competitors of innovative store formats or retail sales methods.

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

The loss of, or disruption in the operations of, our centralized distribution center would have a material adverse effect on our business and operations.

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

Our freight costs and thus our cost of goods sold are impacted by changes in fuel prices.

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

        Our future performance will depend in large part upon the efforts and abilities of our senior management, particularly Kathleen Mason, our President and Chief Executive Officer, and our other key employees, including our buyers. The loss of service of these persons could have a material adverse effect on our business and future prospects. We do not maintain key person life insurance for Ms. Mason or our other senior management. We only have an employment agreement with Ms. Mason, and have no such agreements with any of our other members of senior management.

We are dependent on external funding sources, which may not make available to us sufficient funds when we need them.

        We rely on external funding sources to finance our operations and growth. Our ability to obtain additional financing is dependent upon our future operating performance, general economic and competitive conditions and financial, business and other factors, many of which we cannot control.

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

        Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of June 30, 2008, we leased all but one of our stores and 444,000 square feet of land containing a 30,000 square foot building. We own 1,318,000 square feet of distribution facilities. In addition, we operate three aboveground diesel storage tanks at our distributions facilities. We could incur costs in the future related to our leased properties, owned buildings or storage tanks. We cannot assure that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

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

Inclement weather in the markets in which our stores operate could adversely affect our operating results.

        Customers' willingness to shop and their demand for the merchandise in our stores is affected by adverse and inclement weather. Frequent or unusually heavy snow, ice or rain storms, severe cold or heat or extended periods of unseasonable temperatures in our markets could adversely affect our sales and increase markdowns.

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

        The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. In addition, we must protect the confidentiality of our and our customers' data. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business or subject us to liability and thereby harm our profitability.

We maintain internal control over financial reporting, but cannot provide absolute assurance that there will not be material errors in our financial reporting.

        We maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. If we are unable to maintain adequate and effective internal control over financial reporting, our financial reporting could be adversely affected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on the market price of our common stock.

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31 of 2007, 2006 and 2005 accounted for approximately 35%, 35% and 36%, respectively, of annual net sales for such years. Operating income for the quarters ended December 31 of 2007, 2006 and 2005 accounted for approximately 142%, 64% and 58%, respectively, of annual operating income for such years. For more information about our seasonality, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality." Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations also may fluctuate significantly based on such factors as:

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

A failure to grow or maintain our comparable store sales may adversely affect our results of operations.

        A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

  •
  competition;

  •
  general regional and national economic conditions;

  •
  inclement weather such as hurricanes Katrina, Rita and Wilma that affected the Southern U.S. in the fall of 2005;

  •
  consumer trends, such as less spending due the impact of higher gasoline and food prices;

  •
  changes in our merchandise mix;

  •
  our ability to distribute merchandise efficiently to our stores;

  •
  timing and type of sale events, promotional activities or other advertising;

  •
  new merchandise introductions; and

  •
  our ability to execute our business strategy effectively.

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue. Our comparable store sales decreased 7.6% for the fiscal year ended June 30, 2008, 2.5% in the six month period ended June 30, 2007, and 7.9%, and 4.0% in the calendar years ended 2006, and 2005, respectively. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations.

 Risks Related to Our Common Stock

Our certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.

        Provisions in our certificate of incorporation and bylaws will have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

  •
  the ability of our Board of Directors to issue shares of our common stock and preferred stock without stockholder approval;

  •
  require stockholder meetings to only be called by the President and Chief Executive Officer, the Chairman of the Board or at the written request of a majority of the directors then in office and not the stockholders;

  •
  prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

  •
  the ability of our Board of Directors to make, alter or repeal our bylaws without further stockholder approval; and

  •
  the requirement for advance notice for nominations for directors to our board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

        In addition, we are subject the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

Our largest stockholder has significant influence over us, which may affect the rights of other stockholders.

        At August 19, 2008, Madison Dearborn Capital Partners II, L.P. and its affiliates (collectively, "Madison Dearborn") beneficially owned approximately 27% of the outstanding shares of our common stock, and thus, has a significant influence over election of our directors, approval of mergers, sales of assets and other matters. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Sales of our common stock by our largest stockholder could depress our stock price.

        If our largest stockholder sells substantial amounts of our common stock, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. As of August 19, 2008, Madison Dearborn beneficially owned approximately 27% of the outstanding shares of our common stock. Pursuant to registration rights we granted to Madison Dearborn, we have filed, and the SEC has declared effective, a registration statement that would enable Madison Dearborn, from time to time, sell some or all of its shares of common stock, in the public market or otherwise.

Because our Board of Directors voted to terminate the declaration of an annual cash dividend, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.

        On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

         Stores.    We lease all of our stores from unaffiliated third parties normally through non-cancelable leases except one located adjacent to our distribution facility. At June 30, 2008, the remaining terms of our store leases generally range from six months to five years with a small percentage out to ten years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering the lease.

         Distribution Facilities and Corporate Headquarters.    We own approximately 1,318,000 square feet of distribution facilities and a 79,000 square foot building which houses our corporate office in the Dallas, Texas metropolitan area.

        We have leases on three parcels of land of approximately 444,000 square feet, two of which are for trailer storage and the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in April 2009 and December 2013 and the lease for the third parcel and building expires February 2011. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We will, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.    Legal Proceedings

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. In August 2008, our motion for de-certification of the class of remaining plaintiffs was granted, thereby dismissing their class action claim. However, we expect the plaintiffs to appeal this ruling and some may pursue their claims individually. A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004 by managers, managers-in-training and assistant managers and an amended complaint was filed in January 2007. This case is still in the discovery phase and the plaintiffs have been ordered to move for class certification. We do not expect these complaints to have a material impact on our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Global Market under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Global Market.

	High	Low
Fiscal Year Ended June 30, 2008
First quarter	$13.52	$8.59
Second quarter	$9.58	$4.41
Third quarter	$6.11	$4.04
Fourth quarter	$5.90	$3.90
Six Months Ended June 30, 2007*
First quarter	$17.87	$14.54
Second quarter	$15.54	$12.10
Year Ended December 31, 2006
First quarter	$23.96	$19.73
Second quarter	$23.21	$12.97
Third quarter	$15.33	$12.00
Fourth quarter	$19.02	$13.63

*
We changed our fiscal year end to June 30 effective June 30, 2007. Accordingly, our fiscal period ended June 30, 2007 was comprised of only two fiscal quarters.

        On August 28, 2008, the last reported sale price for our common stock on the NASDAQ Global Market was $4.33 per share. As of August 28, 2008, there were approximately 29 holders of record of our common stock.

Dividend Policy

        We have declared and paid the following annual cash dividends:

	2007	2006
Payment date	March 30, 2007	March 30, 2006
Dividend per common share	$0.80	$0.80
Total dividend	$33.1 million	$33.1 million

        On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information contained in Item 12 of this Form 10-K is incorporated herein by reference.

Repurchases of Common Equity

        We do not have a stock repurchase program for our common stock.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal year ended June 30, 2008, the six months ended June 30, 2007, and the four years ended December 31, 2006 through 2003, of (1) our common stock, (2) the S&P 500 Index and (3) a peer group of companies consisting of Big Lots, Inc.; TJX Companies Inc.; Dollar Tree Stores Inc.; Family Dollar Stores, Inc.; Williams-Sonoma Inc.; Bed Bath & Beyond Inc.; Ross Stores Inc.; Cost Plus, Inc.; and the Bombay Company. The chart assumes that $100 was invested on December 31, 2003 in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

Comparison of Total Return of the Company, Peer Group and Broad Market

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUESDAY MORNING CORP.,
S&P 500 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JUNE 30, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JUNE 30, 3008

Item 6.   Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for fiscal years ended June 30, 2008, and 2007, the six months ended June 30, 2007 and 2006, and as of the end of, each of the four years ended December 31, 2006, 2005, 2004, and 2003. The statement of operations data for the fiscal year ended June 30, 2008, the six-month period ended June 30, 2007, the years ended December 31, 2006, and 2005 and the balance sheet data as of June 30, 2008, and 2007 are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the fiscal year ended June 30, 2007 is derived from our unaudited consolidated financial statements. The six-month period ended June 30, 2006 and the balance sheet data as of June 30, 2006 are derived from our unaudited consolidated financial statements that are included in the respective Form 10-Q. The statement of operations data for the year ended December 31, 2003 and the balance sheet data as of December 31, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2008	2007	2007	2006	2006	2005(5)	2004	2003
	(In thousands, except per share and number of stores)
Statement of Operations Data:
Net sales	$885,281	$924,199	$408,520	$395,428	$911,107	$931,827	$897,841	$822,646
Cost of sales	562,578	578,881	257,851	247,564	568,594	574,546	556,623	513,097

Gross profit	322,703	345,318	150,669	147,864	342,513	357,281	341,218	309,549
Selling, general and administrative expenses	297,852	296,632	144,962	132,390	284,060	260,736	237,127	210,158

Operating income	24,851	48,686	5,707	15,474	58,453	96,545	104,091	99,391
Loss on early extinguishment of debt	—	—	—	—	—	—	—	(3,854)
Net interest and other expense	(2,719)	(1,521)	(656)	(266)	(1,131)	(526)	(2,275)	(8,283)

Income before income taxes	22,132	47,165	5,051	15,208	57,322	96,019	101,816	87,254
Income tax expense	7,634	17,094	1,970	5,769	20,893	35,060	39,199	33,593

Net income	$14,498	$30,071	$3,081	$9,439	$36,429	$60,959	$62,617	$53,661

Earnings per share:
Basic	$0.35	$0.73	$0.07	$0.23	$0.88	$1.48	$1.53	$1.32
Diluted	0.35	0.72	0.07	0.23	0.87	1.46	1.50	1.29
Weighted average shares outstanding:
Basic	41,439	41,433	41,433	41,380	41,392	41,264	41,046	40,513
Diluted	41,494	41,637	41,637	41,647	41,647	41,770	41,764	41,442
Dividends per common share	$—	$0.80	$0.80	$0.80	$0.80	$0.65	$—	$—
Operating Data:
Number of stores:
Beginning of period	810	762	795	732	732	662	577	515
Opened during period	48	63	27	35	71	81	89	74
Closed during period	(16)	(15)	(12)	(5)	(8)	(11)	(4)	(12)

Open at end of period	842	810	810	762	795	732	662	577

Comparable store sales (decrease) increase(1)	(7.6)%	(5.6)%	(2.5)%	(7.9)%	(7.9)%	(4.0)%	(1.7)%	3.4%
Average sales per store(2),(4)	$1,076	$1,176	$512	$533	$1,193	$1,330	$1,429	$1,481
Inventory turnover(3)	2.1	2.2	2.1	2.3	2.2	2.5	2.8	3.2

	As of June 30,			As of December 31,
	2008	2007	2006	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital	$168,130	$165,371	$153,428	$161,095	$152,648	$115,440	$60,954
Inventories	240,996	288,791	241,660	242,674	230,639	189,132	143,023
Total assets	341,776	394,321	352,307	393,134	379,927	336,120	253,394
Total debt, including current portion	8,500	56,500	21,000	—	—	—	—
Total stockholders' equity	232,911	215,440	214,005	243,877	235,362	197,150	132,094

(1)
Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. Stores that relocate within the same geographic market or modify their available retail space are still considered same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

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

(5)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes there to included elsewhere in this Form 10-K.

Overview

  •
  We sell upscale, name brand home furnishings, housewares, gifts and related items significantly below retail prices charged by department and specialty stores in 842 stores throughout 47 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

  •
  Our store base grew approximately 4% over the 12 months ended June 30, 2008 and the six months ended June 30, 2007, and approximately 9% to 10% per year for each of the prior four calendar years. During the fiscal year ended June 30, 2008, we increased our store base by a net of 32 stores. During the six months ended June 30, 2007, we increased our store base by a net of 15 stores compared to 30 stores during the same period last year. During the calendar year 2006 we expanded our store base by a net of 63 stores.

  •
  During the fiscal year ended June 30, 2008, we utilized operating cash flow to pay down the balance of our revolving credit facility. As a result, the balance on our revolving credit facility at June 30, 2008 was $8.5 million as compared to $56.5 million at June 30, 2007.

  •
  The home furnishings related industry has been negatively impacted by macro-economic pressures, increased supply and competition as well as a highly competitive and promotional environment. Beginning with the quarter ended September 30, 2004, we posted consecutive negative comparable store sales through the quarter ended June 30, 2008. During this time, however, we have continued to generate positive operating income, cash flow and earnings per share on an annual basis.

  •
  The retail home furnishings industry has been negatively impacted by increased supply and competition within an already highly competitive promotional environment, a trend we believe is likely to continue in the near term and potentially longer. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources than we do. Our competitors' greater financial resources allow them to initiate and sustain aggressive price competition, initiate broader marketing campaigns that reach a larger customer base, fund ongoing promotional events and communicate more frequently with existing and potential customers.

    In response to this trend in the retail home furnishings industry, we have been focused internally on implementing various strategic initiatives that we believe will offset the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of the our customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations, including whether to close or relocate them, seeking to improve overall supply chain efficiency including reviewing operational practices such as freight costs, vendor payment terms and distribution processes and increasing inventory turns, and striving to optimize our marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also increasing cost efficiency. We are also striving to optimize our purchasing of inventory to best match customer demand.

  •
  Our ability to continuously attract buying opportunities for closeout merchandise and to anticipate consumer demand as closeout merchandise becomes available represents an uncertainty in our business. By their nature, specific closeout merchandise items are generally only available from manufacturers or vendors on a non—recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortage of closeout merchandise in the near future, we cannot assure that manufacturers or vendors will continue to make desirable closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. Since this uncertainty is a by-product of our business, we expect it to be an ongoing concern.

  •
  The stability of our earnings is also heavily influenced by macroeconomic factors. As the economy improves or worsens our business is often similarly impacted. Macroeconomic factors, such as the current conditions in the debt and housing markets, have impacted and will continue to impact our business by decreasing the disposable income of our potential consumers. The decline in consumer confidence levels has also had a negative impact on consumers' ability and willingness to spend discretionary income. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of visibility or certainty in predicting our earnings.

  •
  Beginning in January 2007, we reassessed our real estate program. The decision was made to open fewer new stores and execute more expansions and relocations with our existing store base. For both new stores and relocations, we are negotiating upgraded sites. With the expansion opportunities, we will work with high producing stores and intend to increase the selling square footage.

  •
  In April 2007, we amended our credit facility. The amendment provides for, among other things: the extension of the maturity date to December 2010; changes in applicable commitment fees and interest rates; a reduction of the lenders' revolving credit commitment from $210 million to $200 million; and a requirement that the principal amount of the outstanding loans may not exceed $30 million for 15 consecutive days during the period from December 1 to January 31.

  •
  On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007. The six month results being reported by us relate to the transitional six month fiscal period ended June 30, 2007. For discussion purposes, we are comparing the audited financial statements for the year ended June 30, 2008 with the unaudited financial statements of the year ended June 30, 2007 and the financial statements for the six months ended June 30, 2007 with the unaudited financial statements for the six months ended June 30, 2006. Due to the seasonality of our business including the significant portion of sales and earnings that take place in the quarter ended December 31, comparisons of the six months ended June 30, 2007 to the fiscal year ended June 30, 2008 or the calendar year ended December 31, 2006 would not be meaningful.

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

         Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions such as sales, markdowns, and shrink, to arrive at our cost of sales. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. The retail inventory method, which is used by a number of our competitors, involves management estimates with regard to items such as markdowns and inventory. Such estimates may significantly impact the ending inventory valuation at cost as well as the amount of gross margin recognized.

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

        We conduct full physical inventories at all stores at June 30 and December 31 to measure quantities on hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on our historical experience from the results of our physical inventories. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Thus, the difference between actual and estimated amounts may cause fluctuations in the quarters ending in March and September , but the difference is not a factor in the quarters ending in December and June. Since we conduct physical inventory counts twice a year, the subjective nature of our shrink percentage is reduced and our exposure to the risk of a significant error is minimized. In addition, we have loss prevention programs and policies that we believe minimize shrinkage. Although inventory shrinkage rates have not fluctuated significantly in recent years, if the actual rates were to differ from our estimates, then revisions to the inventory shrinkage expense could be required.

        Inventory is the largest asset on our balance sheet and represented approximately 71%, 73%, and 62% of total assets at June 30, 2008, and 2007 and December 31, 2006, respectively. Inventory decreased 16.6% or $47.8 million from June 30, 2007 to June 30, 2008, primarily due to a reduction in purchasing levels during the third and fourth quarters of 2008. Inventory increased 19.5% or $47 million from June 30, 2006 to June 30, 2007 primarily due to early purchases of favorably priced utilitarian and seasonal merchandise, as well as lower sales per store year over year. On a per store basis, inventory decreased 19.7% from June 30, 2007 to June 30, 2008 and increased 12.4% from

June 30, 2006 to June 30, 2007. At December 31, 2006, inventory increased 5.2% or $12.0 million to $242.7 million from $230.6 million at December 31, 2005. On a per store basis, inventory decreased approximately 3.2%, primarily due to a reduction in purchasing levels during the third and fourth quarters of calendar year 2006.

         Markdowns—We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. We are also utilizing markdowns coupled with promotional events to drive traffic and stimulate sales during non-sales event periods. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns may vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the quarters ended June 30 and December 31 due primarily to seasonal merchandise. Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory during each quarter on a continual basis to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. In addition to regularly reviewing inventory levels to identify slow-moving merchandise, management also considers current and anticipated demand, customer preferences, age of merchandise and seasonal trends in determining markdowns. Our markdowns, as a percentage of total sales, have generally been consistent from year to year. Changes in markdowns from period-to-period are discussed as a part of our Results of Operations analysis below. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions. The effect of a 0.5% markdown in the value of our inventory at June 30, 2008 would result in a decline in gross profit and diluted earnings per share for the fiscal year ended June 30, 2008 of $1.2 million and $0.02, respectively.

         Insurance and Self-Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities associated with workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500,000 for workers' compensation, $250,000 for general liability, and $150,000 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors. The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims; and include a reserve for claims incurred but not yet reported. Our self-insurance reserves for workers' compensation, general liability and medical, in total, were $9.4 million, $1.7 million, and $1.0 million at June 30, 2008, respectively. Expenses during the fiscal year ended June 30, 2008 were $3.1 million, $0.8 million and $7.1 million, respectively. At June 30, 2007, our self-insurance reserves for workers' compensation, general liability and medical, in total, were $10.0 million, $1.0 million, and $0.7 million, respectively. Expenses during the six months ended June 30, 2007 were $1.9 million, $0.4 million and $2.9 million. At December 31, 2006, our self-insurance reserves for workers' compensation, general liability and medical, in total, were $10.1 million, $1.1 million, and $0.7 million, respectively. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made. There were no material changes in the estimates or assumptions used to determine self-insurance liabilities during the periods presented. We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as a change in estimate. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers.

         Stock-based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, the CEO are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. We typically grant approved options with exercise prices equal to the market price of our common stock on the date of the option grant. The majority of the options granted vest daily over periods of four to five years and expire in ten years. On January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share Based Payment," which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Fiscal Year Ended June 30,		Six Months Ended June 30,		Calendar Year Ended December 31,
	2008	2007	2007	2006	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	62.6	63.1	62.6	62.4	61.7

Gross profit	36.5	37.4	36.9	37.4	37.6	38.3
Selling, general and administrative expenses	33.6	32.1	35.5	33.5	31.2	28.0

Operating income	2.8	5.3	1.4	3.9	6.4	10.4
Net interest and other expense	(0.3)	(0.2)	(0.2)	(0.1)	(0.1)	(0.1)
Income tax expense	0.9	1.8	0.5	1.5	2.3	3.8

Net income	1.6	3.3	0.8	2.4	4.0	6.5

Number of stores open at end of period	842	810	810	762	795	732

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

Twelve Months Ended June 30, 2008 Compared to Twelve Months Ended June 30, 2007

        Net sales decreased $38.9 million or 4.2% to $885.3 million in 2008 from $924.2 million in 2007, of which, sales from non-comparable new stores increased $30.0 million which was offset by a 7.6% decrease in comparable store sales from 2007, comprised of comparable store transactions decreasing 6.6% and the comparable store average ticket decreasing 1.0%. Our average annual sales per store decreased by $98,000 or 8.3% to $1.1 million in 2008. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes traffic levels were lower due to the lower discretionary income availability of our customers resulting from the impact of higher gasoline and energy costs and general economic conditions.

        Gross profit decreased $22.6 million or 6.5% to $322.7 million in 2008 compared to $345.3 million in 2007, of which, $14.2 million of the gross profit decrease was directly attributable to a decrease in our net sales. Our gross profit percentage decreased to 36.5% in 2008 from 37.4% in 2007. This 0.9% decrease in our gross profit percentage was primarily attributable to a 0.6% increase in our markdowns as a percentage of sales due to an increase in our aged inventory and a 0.4% increase in our distribution and freight expenses resulting from increased energy costs as a percentage of sales. These increases were offset by a 0.2% decrease in our shrinkage costs.

        Selling, general and administrative expenses increased $1.2 million or 0.4% to $297.9 million in 2008 from $296.6 million in the prior year. The increase was attributable to a $7.5 million increase in store occupancy costs, store personnel costs, and store fixed asset depreciation expense primarily due to the expansion of our store base offset by a $3.8 million decrease in advertising expenses and a $2.4 million decrease in legal and consulting fees. As a percentage of sales these expenses increased 1.5% to 33.6% in 2008 from 32.1% in 2007. The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales for the year.

        Net interest and other expense increased $1.2 million to $2.7 million in 2008 compared to $1.5 million in 2007. This increase was attributable to $1.2 million more interest expense due to higher borrowing levels in the first and second quarters of fiscal 2008 compared to the first and second quarters of fiscal 2007.

        Income tax expense decreased $9.5 million to $7.6 million in 2008 from $17.1 million in 2007 due to decreased profitability. Our effective tax rate decreased to 34.5% in 2008 from 36.2% in 2007 primarily due to a reduction in federal taxes related to deductions of state and local taxes of jurisdictions in which we operate.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

        Net sales increased $13.1 million or 3.3% to $408.5 million for the six months ended June 30, 2007 from $395.4 million in the same period in 2006, primarily as a result of an increase of 48 stores from June 30, 2006 to June 30, 2007 offset by a 2.5% decrease in comparable store sales from the same period in 2006. Comparable store transactions decreased 3.9% and comparable store average ticket increased 1.5%. Our average sales per store in the six months ended June 30, 2007 was $511,700 and, a decrease of $21,000 or 3.9% from the same period in 2006. The decrease in average sales per store has been impacted by those stores opening in new markets performing below historical trends. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes that traffic levels declined due to the increase in supply of home furnishing products, the promotional environment of home furnishing retailers in this sector, as well as the economic pressures impacting the discretionary income of consumers.

        Gross profit increased $2.8 million or 1.9% to $150.7 million in the six months ended June 30, 2007 compared to $147.9 million in the same period in 2006, primarily due to new store growth partially offset by a decline in comparable store sales. Our gross profit percentage decreased to 36.9% in 2007 from 37.4% in 2006. This 0.5% decrease in our gross profit percentage was primarily attributable to a 0.6% increase in purchasing, freight and distribution expenses due to an increase in delivery surcharges which resulted from higher energy costs offset by a 0.1% decrease in temporary and permanent markdowns attributable to a shift in seasonal markdowns resulting from a reduction in seasonal inventory on hand during the most recent period.

        Selling, general and administrative expenses increased $12.6 million or 9.5% to $145.0 million in the six months ended June 30, 2007 from $132.4 million in the comparable period in the prior year. The increase was mostly attributable to an $8.7 million increase in store occupancy costs, store personnel costs and store fixed asset depreciation expense primarily due to the expansion of our store base. As a percentage of sales these expenses increased 2.0% to 35.5% in 2007 from 33.5% in 2006.

The increased percentage was primarily due to reduced leverage on expenses as a result of our negative comparable store sales for the year and a 1.4% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense. Selling, general and administrative expenses per average store was $182,000 in 2007, compared to $178,000 in the same six month period of 2006, an increase of 1.8%.

        Net interest and other expense increased $390,000 to $656,000 in the six months ended June 30, 2007 compared to $266,000 in the same period in 2006. This increase was attributable to $352,000 higher net interest expense due to higher average borrowing levels in 2007 than in 2006.

        Income tax expense decreased $3.8 million from $5.8 million in the six months ended June 30, 2006 to $2.0 million in the six months ended June 30, 2007 due to decreased profitability. Our effective tax rate increased to 39.0% for the six months ended June 30, 2007 from 37.9% for the six month period ended June 30, 2006 primarily due to the impact of higher state tax expense on our effective tax rate when calculated based on six months of operating results rather than a full year. This impact is driven by the absence of the high volume of sales from the holiday selling season on the six month calculation.

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

        Net sales decreased $20.7 million or 2.2% to $911.1 million in 2006 from $931.8 million in 2005, of which, $71.5 million of the decrease was attributable to a 7.9% decrease in comparable store sales from 2005 offset by an increase of $50.8 million year over year in sales from non-comparable new stores. Comparable store transactions decreased 7.3% and comparable store average ticket decreased 0.7%. Our average annual sales per store in 2006 was $1.2 million, a decrease of $138,000 or 10.4% from 2005. The decrease in average sales per store has been impacted by those stores opening in new markets performing below historical trends. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes traffic levels declined due to the increase in supply of home furnishing products, the promotional environment of home furnishing retailers in this sector, as well as the economic pressures impacting the discretionary income of consumers.

        Gross profit decreased $14.8 million or 4.1% to $342.5 million in 2006 compared to $357.3 million in 2005, of which, $20.7 million of the gross profit decrease was directly attributable to a decrease in our net sales. Our gross profit percentage decreased to 37.6% in 2006 from 38.3% in 2005. This 0.7% decrease in our gross profit percentage was primarily attributable to a 0.6% increase in temporary and permanent markdowns required to sell slow moving inventory and the addition of promotional events to drive customer traffic, 0.3% increase in shrink and damages resulting from lower per store inventory levels year over year and a 0.1% increase in purchasing, freight and distribution expenses attributable to an increase in delivery surcharges resulting from higher energy costs offset by 0.3% in improved overall product cost.

        Selling, general and administrative expenses increased $23.3 million or 8.9% to $284.1 million in 2006 from $260.7 million in the prior year. The increase was mostly attributable to a $16.6 million increase in store occupancy costs, store personnel costs and store fixed asset depreciation expense primarily due to the expansion of our store base. Also contributing to the increase is $4.0 million in stock compensation expense as a result of our adoption of FASB Statement No. 123(R) on January 1, 2006. As a percentage of sales these expenses increased 3.2% to 31.2% in 2006 from 28.0% in 2005. The increased percentage is primarily due to reduced leverage on expenses as a result of our negative comparable store sales for the year and a 2.2% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense.

        Net interest and other expense increased $605,000 to $1.1 million in 2006 compared to $526,000 in 2005. This increase was primarily attributable to $747,000 higher interest expense due to higher average borrowing levels in 2006 than in 2005.

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

        Gross profit increased $16.1 million or 4.7% to $357.3 million in 2005 compared to $341.2 million in 2004, of which, $12.9 million of the gross profit increase was directly attributable to an increase in our net sales. Our gross profit percentage increased to 38.3% in 2005 from 38.0% in 2004. The 0.3% increase in our gross profit percentage was primarily attributable to a 0.4% decrease in temporary and permanent markdowns because of fewer promotional events in 2005 versus 2004, a 0.1% increase in inventory shrink due to the increased inventory levels in our stores, and a 0.2% improvement in the leveraging of our distribution and freight expenses primarily attributable to a packaging improvement that enabled us to distribute merchandise more efficiently.

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

        Net interest and other expense decreased $1.7 million to $526,000 in 2005 compared to $2.3 million in 2004. This decrease was attributable to $600,000 less interest expense due to lower average borrowings levels in 2005 than in 2004 and to $1.1 million in less deferred financing costs amortization due to the replacement of our revolving credit facility in December 2004 and less deferred financing costs required for amortization.

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

        Net cash flows provided by operating activities for the fiscal year ended June 30, 2008, were $59.1 million while cash flows used for operating activities for the six months ended June 30, 2007 were $55.8 million and net cash flows provided from operating activities for calendar year 2006 was $54.3 million. For the fiscal year ended June 30, 2008, the increase in net cash provided by operating activities is primarily due to a decrease in inventory of $47.6 million offset by a decrease in accounts payable of $17.4 million along with net income of $14.5 million, adjusted for depreciation expense of $17.5 million. The decreases in inventory and accounts payable were due to decreased purchases of new inventory to better match customer demand. For the six months ended June 30, 2007, the shortfall in cash flow provided by operating activities of $55.8 million was primarily due to early purchases of favorably priced seasonal and utilitarian merchandise resulting in an increase in inventory of $46.3 million. A significant portion of our revenues and net earnings are realized during the period from October through December while an increase in merchandise purchases in preparation for this holiday selling season occurs in prior months. Negative comparable sales also contributed to the shortfall in cash flow as net income was only $3.1 million. For the calendar year ended December 31, 2006, the increase in net cash from operating activities of $54.3 million is due primarily due to net income of $36.4 million adjusted for depreciation expense of $16.7 million. Cash and cash equivalents as of June 30, 2008, and 2007, and December 31, 2006 were $8.6 million, $10.3 million and, $49.6 million, respectively. There has been no material change in our payment policy to vendors.

        Net cash used in investing activities was due to capital expenditures of $11.6 million, $6.7 million and $15.7 million, respectively, for the fiscal year ended June 30, 2008, the six month period ended June 30, 2007, and the calendar year ended December 31, 2006. During each year, capital expenditures were primarily for new store openings, various distribution center equipment and improvements and corporate office equipment and improvements. In fiscal 2009, we expect to spend approximately $10.0 million for capital expenditures, primarily for new store openings and distribution center equipment and improvements. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

        Net cash used in financing activities of $49.2 million for the fiscal year ended June 30, 2008, was due primarily to net payments on our revolving credit facility of $48.0 million. Net cash provided by financing activities of $23.1 million for the six months ended June 30, 2007, was due primarily to net borrowings on our revolving credit facility of $56.5 million offset by our dividend payment of $33.1 million. Net cash used by financing activities for the years ended December 31, 2006, and 2005, of $32.5 million and $22.7 million, respectively, were due primarily to the payment of dividends of $33.1 million and $26.9 million, respectively.

        On March 9, 2007, our Board of Directors declared a cash dividend of $0.80 per common share that was paid on March 30, 2007 in the amount of $33.1 million. During the first quarter of 2006, our Board of Directors approved a cash dividend of $0.80 per share of common stock totaling $33.1 million and was paid on March 30, 2006. During the second quarter of 2005, our Board of Directors approved a cash dividend of $0.65 per share of common stock totaling $26.9 million and was paid on June 20, 2005. On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

        In December 2004, we entered into a $210 million revolving credit facility which originally expired in December 2009. Any borrowing under the revolver incurs interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to our existing revolving credit facility. The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 2009 to December 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders' revolving credit commitment from $210 million to $200 million; a change in the total leverage ratio from the ratio "3:0 to 1:0" to the ratio "2:50 to 1:0"; and a "clean down" provision requirement that the sum of the aggregate principal amount of the outstanding borrowings may not exceed $30 million for 15 consecutive days during the period from December 1 through January 31.

        At June 30, 2008, and 2007, we had $8.5 million and $56.5 million, respectively, outstanding under the revolving credit facility, with $26.5 million at June 30, 2007 classified as short-term due to the clean down provisions under the revolving credit agreement. We had borrowing availability of $181.6 million and $134.6 million at June 30, 2008, and 2007, respectively. As of June 30, 2008, and 2007, we had outstanding letters of credit of $9.9 million and $8.9 million, respectively. Letters of credit under the revolving credit facility are primarily for self-insurance purposes.

        The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of June 30, 2008, we were in compliance with all covenants.

        We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures, and interest payments for the next twelve months.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2008.

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Non-cancelable operating leases	$190,541	$60,492	$85,826	$37,693	$6,530
Revolving credit facility	8,500	—	8,500	—	—
Interest on revolving credit facility	1,046	523	523	—	—
Leased maintenance, insurance and taxes	12,950	4,111	5,833	2,562	444

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Interest paid on our revolving credit facility is calculated at a 6.15% rate, which is the rate management utilized for 2009 planning purposes, and will vary as additional borrowings are made or paid off early and will also fluctuate with changes in applicable interest rates. We have no capital lease obligations at June 30, 2008.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the ten quarters ended June 30, 2008. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Net sales	$201,656	$308,687	$178,446	$196,492
Gross profit	75,709	114,904	63,999	68,091
Operating income (loss)	3,165	34,240	(7,358)	(5,197)
Net income (loss)	1,156	20,534	(4,697)	(2,496)
Basic earnings (loss) per share	0.03	0.50	(0.11)	(0.06)
Diluted earnings (loss) per share	0.03	0.50	(0.11)	(0.06)
Comparable store sales decrease	(1.5)%	(7.6)%	(8.2)%	(12.7)%
	Quarters Ended
	March 31, 2007	June 30, 2007
Net sales	$189,156	$219,364
Gross profit	70,868	79,800
Operating income	1,579	4,128
Net income	1,047	2,034
Basic earnings per share	0.03	0.05
Diluted earnings per share	0.03	0.05
Comparable store sales increase (decrease)	(5.4)%	0.1%
	Quarters Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net sales	$187,759	$207,669	$194,412	$321,266
Gross profit	73,591	74,273	73,064	121,583
Operating income	10,428	5,046	5,723	37,256
Net income	6,540	2,899	3,163	23,827
Basic earnings per share	0.16	0.07	0.08	0.58
Diluted earnings per share	0.16	0.07	0.08	0.57
Comparable store sales decrease	(4.5)%	(10.8)%	(4.6)%	(9.8)%

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

        In July 2006, the FASB issued Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with FASB Statement No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized a $145,000 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

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

        In June of 2008, the FASB issued a Staff Position on EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2008, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

         Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors. During the fiscal year ended June 30, 2008, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of income and were immaterial to us as a whole in the fiscal year ended June 30, 2008. At June 30, 2008, we had outstanding forward foreign currency contracts to purchase approximately $424,000 of U.S. dollar equivalent Euros with maturities ranging between 53 and 123 days.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2008, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made, any fluctuations in the exchange rate should not materially affect us.

        The table below provides information about our forward foreign currency contracts at June 30, 2008 that are sensitive to foreign currency exchange rates and presents such information in U.S. dollar equivalents because that is our reporting currency. All the related contracts mature in 2008.

Expected Maturity
(U.S. dollar equivalent in thousands)

Currency	Contract Amount	Exchange Rate	Notional Amount
Euro	$424,000	1.5952	$418,000

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Notes 1 and 10 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

         Interest Rates.    We had outstanding debt in the amount of $8.5 million and $56.5 million at June 30, 2008 and 2007, respectively. We had no outstanding debt at December 31, 2006 and 2005. We use our revolving credit facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. For example, if a 0.5% increase in rate had occurred during the fiscal year ended June 30, 2008, this increase would have resulted in an increase in interest expense of approximately $0.3 million. Any borrowing under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the fiscal year ended June 30, 2008, the LIBOR rate varied from 3.61% and 3.39% while the prime rate was 5.0%. During the twelve month periods ended December 31, 2006 and 2005, the LIBOR and prime rates varied from 4.83% to 5.44% and 7.25% to 8.25%, respectively. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. Our weighted average interest rate for the fiscal year ended June 30, 2008 was 6.22%. You can find more information about our debt in Note 4 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K.

Index	Page Number
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2008, and 2007	F-3
Consolidated Statements of Income for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the years ended December 31, 2006, and 2005	F-4
Consolidated Statements of Stockholders' Equity for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the years ended December 31, 2006, and 2005	F-5
Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the years ended December 31, 2006, and 2005	F-6
Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the years ended December 31, 2006, and 2005	F-7

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Control Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2008 to ensure that information required to be disclosed by us in this Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2008, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. That report follows on the next page.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal year ended June 30, 2008, the six months ended June 30, 2007, and the years ended December 31, 2006 and 2005, of Tuesday Morning Corporation and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
August 26, 2008

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2008 Annual Meeting of Stockholders.

        We have adopted a "Code of Ethics for Senior Financial Officers" that establishes the ethical standards to be followed by the persons serving as principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have also adopted a "Code of Conduct" that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors. Both are available on our website at www.tuesdaymorning.com under "Investor Relations—Corporate Governance."

        There have been no changes to the procedures by which shareholders may recommend candidates for our Board of Directors that have occurred in the quarter ending June 30, 2008.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2008 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2008 Annual Meeting of Stockholders.

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2008. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,000	$17.66	1,466
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,000	$17.66	1,466

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2008 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2008 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K.

(1)
Financial Statements:

(2)
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
3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)
3.1.3
Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-Q as filed with the Commission on May 2, 2005)
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 14, 2006 as filed with the Commission on December 20, 2006)
10.1.1
Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998) †
10.1.2
Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999) †
10.1.3
First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q as filed with the Commission on August 1, 2005) †
10.2
Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999) †
10.4
Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company's Form 10-Q as filed with the Commission on November 7, 2000) †
10.5.1
Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement as filed with the Commission on April 19, 2004) †
10.5.2
First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Commission on August 1, 2005) †

Exhibit No.	Description
10.5.3	Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 8, 2007) †
10.6.1

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K/A as filed with the Commission on February 24, 2006)
10.6.2	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on March 20, 2007)
10.7
Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on May 3, 2005) †
10.8
Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on May 3, 2005) †
10.9
Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on July 18, 2006) †
10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q as filed with the Commission on May 4, 2007) †
10.11
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 6, 2007) †
10.12	Form of Confidentiality Agreement for directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on December 19, 2007) †
10.13
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on December 19, 2007) †
10.14
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Commission on December 19, 2007)
10.15
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed with the Commission on December 19, 2007) †

Exhibit No.	Description
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 29, 2008	By:	/s/ KATHLEEN MASON Kathleen Mason Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KATHLEEN MASON Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)	August 29, 2008
/s/ STEPHANIE BOWMAN Stephanie Bowman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2008
/s/ BRUCE A. QUINNELL Bruce A. Quinnell	Chairman of the Board	August 29, 2008
/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	August 29, 2008
/s/ ROBIN P. SELATI Robin P. Selati	Director	August 29, 2008
/s/ DAVID B. GREEN David B. Green	Director	August 29, 2008

Name	Title	Date

/s/ STARLETTE JOHNSON Starlette Johnson	Director	August 29, 2008
/s/ HENRY F. FRIGON Henry F. Frigon	Director	August 29, 2008
/s/ WILLIAM J. HUNCKLER, III William J. Hunckler, III	Director	August 29, 2008

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2008, and 2007	F-3
Consolidated Statements of Income for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005	F-4
Consolidated Statements of Stockholders' Equity for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005	F-6
Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005	F-7

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2008, and 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended June 30, 2008, the six months ended June 30, 2007, and the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended June 30, 2008, the six months ended June 30, 2007, and the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
August 26, 2008

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,630	$10,303
Inventories	240,996	288,791
Prepaid expenses and other current assets	11,292	5,954
Deferred income taxes	—	1,211

Total current assets	260,918	306,259

Property and equipment, net	77,315	83,776
Deferred financing costs	503	704
Other assets	3,040	3,582

Total Assets	$341,776	$394,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	—	26,500
Accounts payable	63,899	82,453
Accrued liabilities	28,595	31,223
Deferred income taxes	267	—
Income taxes payable	27	712

Total current liabilities	92,788	140,888

Long-term debt	8,500	30,000
Deferred rent	4,163	4,534
Deferred income taxes	3,414	3,459

Total Liabilities	108,865	178,881

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,816,820, and 41,440,000 shares issued and outstanding as of June 30, 2008 and 2007	418	414
Additional paid-in capital	201,154	198,183
Retained earnings	31,378	16,881
Accumulated other comprehensive loss	(39)	(38)

Total Stockholders' Equity	232,911	215,440

Total Liabilities and Stockholders' Equity	$341,776	$394,321

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income

(In thousands, except per share data)

			Years Ended December 31,
	Year Ended June 30, 2008	Six Months Ended June 30, 2007
			2006	2005
Net sales	$885,281	$408,520	$911,107	$931,827
Cost of sales	562,578	257,851	568,594	574,546

Gross profit	322,703	150,669	342,513	357,281
Selling, general and administrative expenses	297,852	144,962	284,060	260,736

Operating income	24,851	5,707	58,453	96,545
Other income (expense):
Interest expense	(3,928)	(1,158)	(2,298)	(1,552)
Interest income	157	146	158	129
Other income, net	1,052	356	1,009	897

	(2,719)	(656)	(1,131)	(526)
Income before income taxes	22,132	5,051	57,322	96,019
Income tax expense	7,634	1,970	20,893	35,060

Net income	$14,498	$3,081	$36,429	$60,959

Earnings Per Share
Net income per common share:
Basic	$0.35	$0.07	$0.88	$1.48
Diluted	$0.35	$0.07	$0.87	$1.46
Weighted average number of common shares:
Basic	41,439	41,433	41,392	41,264
Diluted	41,494	41,637	41,647	41,770
Dividends per common share	—	$0.80	$0.80	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	41,102	$411	$188,969	$7,745	$25	$197,150
Comprehensive income:
Net income	—	—	—	60,959	—	60,959
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(69)	(69)
Comprehensive income	—	—	—	60,959	(69)	60,890
Shares issued in connection with employee stock option plan/stock purchase plan	268	3	2,709	—	—	2,712
Dividends declared	—	—	(1,913)	(24,941)	—	(26,854)
Other	—	—	59	—	—	59
Tax benefit of employee stock options exercised	—	—	1,405	—	—	1,405

Balance at December 31, 2005	41,370	414	191,229	43,763	(44)	235,362
Comprehensive income:
Net income	—	—	—	36,429	—	36,429
Unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	36	36
Comprehensive income	—	—	—	36,429	36	36,465
Shares issued in connection with employee stock option plan/stock purchase plan	53	—	514	—	—	514
Dividends declared	—	—	—	(33,102)	—	(33,102)
Stock-based compensation expense	—	—	4,575	—	—	4,575
Tax benefit of employee stock options exercised	—	—	63	—	—	63

Balance at December 31, 2006	41,423	414	196,381	47,090	(8)	243,877
Comprehensive income:
Net income	—	—	—	3,081	—	3,081
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(30)	(30)
Comprehensive income	—	—	—	3,081	(30)	3,051
Shares issued in connection with employee stock option plan/stock purchase plan	17	—	10	—	—	10
Adoption of FIN 48, "Accounting for Uncertainty in Income Taxes"	—	—	—	(145)	—	(145)
Dividends declared	—	—	—	(33,145)	—	(33,145)
Stock-based compensation expense	—	—	1,848	—	—	1,848
Tax benefit of employee stock options exercised	—	—	(56)	—	—	(56)

Balance at June 30, 2007	41,440	414	198,183	16,881	(38)	215,440
Comprehensive income:
Net income	—	—	—	14,498	—	14,498
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(1)	(1)
Comprehensive income	—	—	—	14,498	(1)	14,497
Shares issued in connection with employee stock incentive plan	377	4	(3)	—	—	1
Stock-based compensation expense	—	—	3,000	—	—	3,000
Tax benefit of employee stock options exercised	—	—	(26)	(1)	—	(27)

Balance at June 30, 2008	41,817	$418	$201,154	$31,378	$(39)	$232,911

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

			Years Ended December 31,
	Year Ended June 30, 2008	Six Months Ended June 30, 2007
			2006	2005
Cash flows from operating activities:
Net income	$14,498	$3,081	$36,429	$60,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,483	8,858	16,738	14,606
Amortization of financing fees	201	93	171	171
Stock based compensation expense	3,174	2,011	4,029	—
Loss on disposal of assets	540	418	352	—
Deferred income taxes	1,407	762	289	(1,864)
Other non-cash items	(1)	(232)	37	(10)
Change in operating assets and liabilities:
Inventories	47,621	(46,280)	(11,489)	(41,507)
Prepaid and other current assets	(5,338)	(337)	1,641	(2,068)
Other assets	542	1,555	(196)	(1,389)
Accounts payable	(17,367)	(6,061)	13,539	2,253
Accrued liabilities	(2,628)	(4,711)	(6,438)	2,823
Deferred rent	(371)	(84)	187	4,266
Income taxes payable	(685)	(14,831)	(977)	(963)

Net cash provided by (used in) operating activities	59,076	(55,758)	54,312	37,277

Cash flows from investing activities:
Capital expenditures	(11,562)	(6,655)	(15,701)	(16,060)

Net cash used in investing activities	(11,562)	(6,655)	(15,701)	(16,060)

Cash flows from financing activities:
Payment of dividends to common stockholders	—	(33,145)	(33,102)	(26,854)
Borrowings under revolving credit facility	220,000	185,500	286,500	230,000
Repayments under revolving credit facility	(268,000)	(129,000)	(286,500)	(230,000)
Change in cash overdraft	(1,187)	—	—	—
Proceeds from exercise of common stock options and stock purchase plan purchase	—	10	514	2,712
Excess tax benefit related to exercise of stock options	—	—	63	1,405
Payment of financing fees	—	(282)	—	—

Net cash provided by (used in) financing activities	(49,187)	23,083	(32,525)	(22,737)

Net increase (decrease) in cash and cash equivalents	(1,673)	(39,330)	6,086	(1,520)
Cash and cash equivalents, beginning of period	10,303	49,633	43,547	45,067

Cash and cash equivalents, end of period	$8,630	$10,303	$49,633	$43,547

Supplemental cash flow information:
Interest paid	$3,678	$953	$2,078	$1,303
Income taxes paid	11,491	16,217	22,039	36,463

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We operated 842 discount retail stores in 47 states as of June 30, 2008 (810, 795 and 732 stores at June 30, 2007, and December 31, 2006 and 2005 respectively). We sell close-out home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate seven days a week and focus on periodic "sale events" that occur in each month except January and July. We are generally closed for up to the first two weeks of January and July as we conduct physical inventories at all of our stores.

        (a)   Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.

        (b)   Fiscal Year Change—On April 30, 2007, the Board of Directors of the Company approved a change in the Company's fiscal year from December 31 to June 30, effective June 30, 2007. This Form 10-K is an annual report, and includes information for the fiscal year ended June 30, 2008, the six month transitional period ended June 30, 2007 and for the twelve month periods ended December 31, 2006 and 2005. The unaudited financial information for the six month period ended June 30, 2006 is as follows:

Six Months Ended June 30, 2006
(unaudited)
Total revenues	$395,428
Operating income	15,474
Income from continuing operations before income taxes	15,208
Net income	9,439
Net income per common share:
Basic	$0.23
Diluted	$0.23

        (c)   Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2008 and 2007, credit card receivables from third party consumer credit card providers were $5.6 million and $7.1 million, respectively.

        (c)   Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. These capitalized expenses included in ending inventory totaled $26.8 million and $28.6 million at June 30, 2008 and 2007, respectively. We expensed $71.5 million, $32.4 million, $69.3 million, and $66.8 million of capitalized

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

inventory costs in cost of sales for the fiscal year ended June 30, 2008, the six months ended June 30, 2007, and the years ended December 31, 2006 and 2005, respectively.

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

        (h)   Self Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made.

        (i)    Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of estimated returns and exclude sales tax.

        (j)    Advertising—Costs for television, radio, newspaper, direct mail and other media are expensed as the advertised events take place. Advertising expenses for the fiscal year ended June 30, 2008 were $33,856 and were $15,881 for the six months ended June 30, 2007, and for the years ended December 31, 2006 and 2005 were $36,134 and, $34,371, respectively. We do not receive money from vendors to support our advertising expenditures.

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

        (l)    Foreign Currency Transactions—We enter into foreign currency forward exchange contracts with major financial institutions to manage and reduce the impact of fluctuations in foreign currency exchange rates on certain contractual merchandise purchases with international vendors between the order and payment dates, which generally approximate 2 to 6 months. We do not utilize derivative financial instruments for trading or speculative purposes.

        We account for our foreign currency forward contracts as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income (loss) until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income (loss) and into cost of sales when the hedged inventory is sold. All of our cash flow hedges are effective. The effect of foreign exchange contracts on our financial position or results of operations is immaterial.

        (m)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Long-lived assets, principally property and equipment and leasehold improvements, are reviewed for impairment when

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal appraisals, as applicable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long-lived assets has not had a material impact on our financial position, results of operations or liquidity for the periods presented.

        (n)   Share-Based Compensation—Prior to January 1, 2006, we accounted for our stock-based compensation plans utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). Generally, no compensation expense was recognized for fixed stock option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.

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

Year Ended December 31, 2005
Net income as reported	$60,959
Less: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(3,909)

Pro forma net income	$57,050

Net income per common share:
Basic as reported	$1.48
Basic pro forma	$1.38
Diluted as reported	$1.46
Diluted pro forma	$1.37

        We recognized stock-based compensation costs under the requirements of Statement 123(R) for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006 as follows (in thousands):

	June 30, 2008	June 30, 2007	December 31, 2006
Total cost of stock-based compensation during the period	$3,000	$1,848	$4,575
Amounts capitalized in ending inventory	(1,033)	(455)	(1,372)
Amount recognized and charged to cost of goods sold	1,207	621	826

Amounts charged against income for the period before tax	$3,174	$2,014	$4,029

        Consistent with prior years, the fair value of each stock option granted during the fiscal year ended June 30, 2008 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options. In 2006, we increased the number of data points used to calculate volatility from quarterly stock prices to daily stock prices and considered implied volatility of our traded stock options which decreased our

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

volatility assumption. For the fiscal year ended June 30, 2008, the six months ended June 30, 2007, and calendar years 2006, and 2005, these factors were as follows:

			Years Ended December 31,
	Fiscal Year Ended June 30, 2008	Six Months Ended June 30, 2007
			2006	2005
Weighted average risk-free interest rate	2.3-5.1%	3.9-5.1%	4.2-4.4%	3.7%
Expected life of options (years)	4.4-6.0	4.4-6.0	4.4-6.0	7.3
Expected stock volatility	41.6-47.9%	42.9-43.5%	35.0%	56.0%
Expected dividend yield	0.0%	5.0%	2.5%	2.0%

        (o)   Net Income Per Common Share—Basic net income per common share for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and for the years ended December 31, 2006 and, 2005 was calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and for the years ended December 31, 2006 and, 2005 was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 7 and 12.

        (p)   Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for recurring fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are effective for non recurring fair value measures for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

        In June of 2008, the FASB issued a Staff Position on EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN-48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized a $145,000 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

        (q)   Other Comprehensive Income (Loss)—Comprehensive income (loss) represents our change in equity (net assets), during a period, from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners. The components of comprehensive income (loss) are reported in the Consolidated Statements of Stockholders' Equity.

        (r)   Off-balance Sheet or Variable Interest Arrangements—We do not have off-balance sheet arrangements, transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(3) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at:

	June 30, 2008	June 30, 2007	December 31, 2006
Land	$8,504	$8,504	$8,504
Buildings	41,043	40,865	40,653
Furniture and fixtures	73,493	67,465	63,597
Equipment	60,753	58,457	57,406
Leasehold improvements	11,758	10,234	9,629

	195,551	185,525	179,789
Less accumulated depreciation	(118,236)	(101,749)	(93,392)

Net property and equipment	$77,315	$83,776	$86,397

(4) DEBT

        In December 2004, we entered into a $210 million revolving credit facility which was set to expire on December 2009. Any borrowing under the revolver incurs interest at LIBOR or the prime rate, depending on the term of the borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility. This rate is reduced or increased as our average total leverage ratio changes. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to our existing revolving credit facility. The amendment to the revolving credit facility provides for, among other things: the extension of the maturity date from December 2009 to December 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders' revolving credit commitment from $210 million to $200 million; a change in the total leverage ratio from the ratio "3:0 to 1:0" to the ratio "2:50 to 1:0"; and a "clean down" provision requirement that for 15 consecutive days during the period from December 1 through January 31,the sum of the aggregate principal amount of the outstanding borrowings may not exceed $30 million.

        At June 30, 2008, we had $8.5 million outstanding under the revolving credit facility, with no amounts classified as short term. The amounts payable will be $0.0 million and $8.5 million at June 30, 2009 and 2010, respectively. No amounts will be due thereafter. At June 30, 2007, we had $56.5 million outstanding under the revolving credit facility, with $26.5 million classified as short-term due to the clean down provision under the revolving credit agreement. We had no balances outstanding related to our revolving credit facility at December 31, 2006 and 2005. We had borrowing availability of $181.6 million at June 30, 2008. As of June 30, 2008, we had outstanding letters of credit of $9.9 million. Our weighted average interest rate for the fiscal year ended June 30, 2008 was 6.22%. As of June 30, 2007, we had outstanding letters of credit of $8.9 million. As of December 31, 2006 and 2005, we had outstanding letters of credit of $8.1 million and $9.7 million, respectively. Letters of credit under the revolving credit facility are primarily for self-insurance purposes.

        The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(4) DEBT (Continued)

coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of June 30, 2008, we were in compliance with all covenants.

        We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

(5) ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

		December 31,
	June 30, 2008	June 30, 2007	December 31, 2006
Sales tax	$2,060	$2,567	$5,700
Self-insurance reserves	12,585	12,032	12,123
Wages & benefits	5,579	6,843	7,185
Property taxes	1,373	1,351	1,858
Other expenses	6,998	8,430	9,068

Total accrued liabilities	$28,595	$31,223	$35,934

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) INCOME TAXES

        Income tax expense (benefit) for the fiscal year ended June 30, 2008, the six month period ended June 30, 2007, and the years ended December 31, 2006, and 2005, consists of:

	Current	Deferred	Total
Fiscal Year Ended June 30, 2008
Federal	$5,598	$1,262	$6,860
State and local	603	171	774

Total	$6,201	$1,433	$7,634

Six months ended June 30, 2007
Federal	$839	$725	$1,564
State and local	369	37	406

Total	$1,208	$762	$1,970

Year ended December 31, 2006
Federal	$19,409	$417	$19,826
State and local	1,195	(128)	1,067

Total	$20,604	$289	$20,893

Year ended December 31, 2005
Federal	34,466	(1,796)	32,670
State and local	2,458	(68)	2,390

Total	36,924	(1,864)	35,060

        A reconciliation of the expected federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

			Year Ended December 31,
	Fiscal Year Ended June 30, 2008	Six Months Ended June 30, 2007
			2006	2005
Expected federal income tax expense	$7,746	$1,768	$20,069	$33,607
State income taxes, net of related federal tax benefit	611	182	398	1,372
Other, net	(723)	20	426	81

Total tax expense	$7,634	$1,970	$20,893	$35,060

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	June 30,
			December 31, 2006
	2008	2007
Deferred tax assets:
Current:
Other payroll and benefits	$751	$739	$828
Inventory reserves	441	205	152
Self-insurance reserves	4,605	4,274	4,391
Stock-compensation	2,536	1,638	—
Other current liabilities	853	905	2,011
Noncurrent:
Deferred rent	1,593	1,664	1,715

Total gross deferred tax assets	$10,779	$9,425	$9,097

Deferred tax liabilities:
Current:
Inventory costs	$7,094	$4,424	$2,196
Prepaid supplies	2,359	2,126	2,024
Non-current:
Property and equipment	5,007	5,123	6,363

Total gross deferred tax liabilities	14,460	11,674	10,583

Net deferred tax liability	$3,681	$2,249	$1,486

        We expect the deferred tax assets at June 30, 2008 to be fully recovered and the deferred tax liabilities at June 30, 2008 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of June 30, 2008.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) INCOME TAXES (Continued)

        We adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized $145 increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,148
Additions for tax positions of prior years	27
Settlements	(99)

Balance at June 30, 2007	$1,076
Additions based on tax positions related to current year	57
Additions for tax positions of prior years	11
Reductions for tax positions of prior years	(53)

Balance at June 30, 2008	$1,091

        The total amount of unrecognized tax benefits (including interest and penalty accruals) as of June 30, 2008 is $1,583. The liability for unrecognized tax benefits is included in the balance sheet under Income Taxes Payable. Included in the balance at June 30, 2008 is $1,091 of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at June 30, 2008 are $492 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the tax year ended June 30, 2008, the six month tax period ended June 30, 2007, and the tax years ended December 31, 2006, and 2005, we recognized, net of tax effect, $60, $45, $141, and $138 in interest, respectively. We paid, net of tax, $86 during the six months ended June 30, 2007, and $112 during the year ended December 31, 2006. No interest was paid in the years ended June 30, 2008, or December 31, 2005.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2008.

(7) STOCK-BASED INCENTIVE PLANS

        We have established a 1997 Long-Term Equity Incentive Plan, as amended (the "1997 Plan"), and a 2004 Long-Term Equity Incentive Plan, as amended (the "2004 Plan"), which allow us to grant stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan and 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are awarded at fair market value equal to the average of the high and low trading price of our common stock on the date of grant.

        Options granted under the 1997 Plan and 2004 Plan typically vest over periods of four to five years and expire in ten years. The exercise prices of the options range between $4.92 and $35.23, which

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(7) STOCK-BASED INCENTIVE PLANS (Continued)

represents market value on the grant date of the shares of common stock into which such options are exercisable. At December 31, 2007, all shares available under the 1997 Plan had been granted and the 1997 Plan expired as of December 29, 2007. There were 1,466,431 shares available for grant under the 2004 Plan at June 30, 2008.

        Following is a summary of transactions relating to the 1997 Plan and 2004 Plan's options for the fiscal year ended June 30, 2008, the six month period ended June 30, 2007 and for the two years ended December 31, 2006, and 2005:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,092,065	$17.75
Granted during year	350,979	29.97
Exercised during year	(267,574)	10.44
Cancelled during year	(159,177)	27.55

Outstanding at December 31, 2005	2,016,293	$20.07
Granted during year	404,000	15.79
Exercised during year	(53,405)	10.76
Cancelled during year	(190,317)	28.59
Expired during year	(138,068)	27.05

Outstanding at December 31, 2006	2,038,503	$18.20
Granted during year	130,000	14.60
Exercised during year	(9,929)	1.39
Forfeited during year	(25,987)	23.39
Expired during year	(40,510)	26.46

Options Outstanding at June 30, 2007	2,092,077	17.83
Granted during year	95,000	7.12
Exercised during year	(1,000)	1.43
Forfeited during year	(115,918)	13.53
Expired during year	(70,614)	15.64
Options Outstanding at June 30, 2008 (vested or expected to vest)	1,999,545	17.66	4.98	—

Exercisable at June 30, 2008	1,596,597	$17.73	4.26	$—

        The weighted average grant date fair value of share options granted during the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the calendar years ended December 31, 2006, and 2005 was $1.69, $4.10, $4.71, and $10.98, respectively. The intrinsic value of vested shares at June 30, 2008 is zero.

        The total intrinsic value of share options exercised was $9 thousand and $139 thousand during the fiscal year ended June 30, 2008 and the six months ended June 30, 2007, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2006 and 2005, were

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(7) STOCK-BASED INCENTIVE PLANS (Continued)

$332 thousand and $5.4 million, respectively. At June 30, 2008 we had $4.1 million of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.05 years.

        The following table summarizes information about stock options outstanding at June 30, 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
				(in thousands)
$4.92—$8.31	155,793	6.29	$7.25	79,365	$8.08
$10.00—$10.00	467,000	2.07	$10.00	467,000	$10.00
$12.38—$14.70	160,959	8.33	$13.77	51,740	$13.71
$14.70—$20.02	294,794	6.17	$17.57	195,712	$17.75
$20.04—$20.04	500,000	4.77	$20.04	500,000	$20.04
$20.78—$30.25	285,999	6.21	$27.56	216,887	$28.16
$30.25—$35.23	135,000	6.82	$31.21	85,893	$31.22

	1,999,545	5.09	$17.66	1,596,597	$17.73

        Restricted Stock Awards—Under the terms of the 1997 Plan and the 2004 Plan we may also grant restricted stock to compensate certain directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan expired as of December 29, 2007. As of June 30, 2008, there were 375,820 shares of restricted stock outstanding with a weighted average fair value of $5.00 per share under the 2004 plan. Compensation expense related to restricted shares is recognized ratably over the requisite service period. This expense totaled $433 thousand for the fiscal year ended June 30, 2008, and $49 thousand for the six months ended June 30, 2007. At June 30, 2008, we had $1.3 million of total unrecognized stock-based compensation expense related to restricted stock awards that is expected to

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(7) STOCK-BASED INCENTIVE PLANS (Continued)

be recognized over a weighted average period of 2.4 years. There was no expense for the years ended December 31, 2006, or 2005.

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at December 31, 2006	—
Granted during year	6,744	$14.83
Vested during year	—
Forfeited during year	—

Outstanding at June 30, 2007	6,744	$14.83
Granted during year	376,820	5.00
Vested during year	(6,744)	14.83
Forfeited during year	(1,000)	4.85

Outstanding at June 30, 2008	375,820	$5.00

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

Fiscal Years Ending June 30,
2009	$60,492
2010	48,537
2011	37,289
2012	25,769
2013	11,924
Thereafter	6,530

Total minimum rental payments	$190,541

        Rent expense for the fiscal year ended June 30, 2008 was $74,937 and $35,184 for the six months ended June 30, 2007. Rent expense for 2006, and 2005, was $65,366, and $63,362, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(9) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan. Subject to Internal Revenue Service Regulations, we match each participant's contribution up to 4% of participant's compensation. We expensed contributions of $930 thousand for the fiscal year ended June 30, 2008 and $466 thousand during the six months ended June 30, 2007. We expensed contributions of $872 thousand and $801 thousand during the years ended December 31, 2006, and 2005, respectively.

        Prior to December 31, 2007, we offered participation in a stock purchase program for full time employees after completion of 90 days of continuous employment. This stock purchase plan was terminated effective December 31, 2007. We expensed our contributions as incurred. The contributions were immaterial for all reported years.

(10) FINANCIAL INSTRUMENTS

        We had various forward foreign currency contracts outstanding at June 30, 2008, and 2007, and December 31, 2006, with fair values of $418, $40, and $13, respectively. Our risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major financial institutions. The fair value of our forward foreign currency contracts were determined based on quoted market prices of comparable contracts.

(11) LEGAL PROCEEDINGS

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of manager-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. In August 2008, our motion for de-certification of the class of remaining plaintiffs was granted, thereby dismissing their class action claim. However, we expect the plaintiffs to appeal this ruling and some may pursue their claims individually. A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004 by managers, managers-in-training and assistant managers and an amended complaint was filed in January 2007. This case is still in the discovery phase and the plaintiffs have been ordered to move for class certification. We do not expect these complaints to have a material impact on our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(12) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

			Years Ended December 31,
	Fiscal Year Ended June 30, 2008	Six Months Ended June 30, 2007
			2006	2005
Basic Earnings Per Share:
Net income	$14,498	$3,081	$36,429	$60,959

Weighted average number of common shares outstanding	41,439	41,433	41,392	41,264

Basic earnings per common share	$0.35	$0.07	$0.88	$1.48

Diluted Earnings Per Share:
Net income	$14,498	$3,081	$36,429	$60,959

Dilutive effect of employee stock options	55	204	255	506
Weighted average number of common shares outstanding	41,439	41,433	41,392	41,264

Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,494	41,637	41,647	41,770

Diluted earnings per common share	$0.35	$0.07	$0.87	$1.46

        Options representing the rights to purchase common stock of 1,597,000 shares at June 30, 2008, 888,000 at June 30, 2007, 776,000 at December 31, 2006, and 584,000 shares at December 31, 2005 had exercise prices greater than the average quoted market price for our common stock. These shares were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the ten quarters ended June 30, 2008:

	Quarters Ended(1)
	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Net sales	$201,656	$308,687	$178,446	$196,492
Gross profit	75,709	114,904	63,999	68,091
Operating income (loss)	3,165	34,240	(7,358)	(5,197)
Net income (loss)	1,156	20,534	(4,697)	(2,496)
Basic earnings (loss) per share	$0.03	$0.50	$(0.11)	$(0.06)
Diluted earnings (loss) per share	$0.03	$0.50	$(0.11)	$(0.06)

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Quarters Ended(1)
	March 31, 2007	June 30, 2007
Net sales	$189,156	$219,364
Gross profit	70,868	79,800
Operating income	1,579	4,128
Net income	1,047	2,034
Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.05

	Quarters Ended(1)
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net sales	$187,759	$207,669	$194,412	$321,266
Gross profit	73,591	74,273	73,064	121,583
Operating income	10,428	5,046	5,723	37,256
Net income	6,540	2,899	3,163	23,827
Basic earnings per share	$0.16	$0.07	$0.08	$0.58
Diluted earnings per share	$0.16	$0.07	$0.08	$0.57

(1)
A significant portion of our revenues and net earnings are realized during the period from October through December.

 EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)
3.1.3
Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-Q as filed with the Commission on May 2, 2005)
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated December 14, 2006 as filed with the Commission on December 20, 2006)
10.1.1
Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998) †
10.1.2
Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999) †
10.1.3
First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q as filed with the Commission on August 1, 2005) †
10.2
Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999) †
10.4
Employment Agreement, dated as of July 25, 2000, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 99.2 to the Company's Form 10-Q as filed with the Commission on November 7, 2000) †
10.5.1
Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement as filed with the Commission on April 19, 2004) †
10.5.2
First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Commission on August 1, 2005) †

Exhibit No.	Description
10.5.3	Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 8, 2007) †
10.6.1

Credit Agreement, dated as of December 22, 2004 by and among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders who are or may become a party to the agreement, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A. and LaSalle Bank National Association, as Co-Syndication Agents, U.S. Bank National Association and Sovereign Bank, as Co-Documentation Agents, Wachovia Capital Markets, LLC as a Co-Lead Arranger and Sole Book Manager, and Wells Fargo Bank, N.A. as a Co-Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K/A as filed with the Commission on February 24, 2006)
10.6.2	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on March 20, 2007)
10.7
Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on May 3, 2005) †
10.8
Form of Nonqualified Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 000-19658) as filed with the Commission on May 3, 2005) †
10.9
Letter Agreement dated July 18, 2006 from Kathleen Mason, on behalf of the Company, to Elizabeth Schroeder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on July 18, 2006) †
10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q as filed with the Commission on May 4, 2007) †
10.11
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 6, 2007) †
10.12	Form of Confidentiality Agreement for directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on December 19, 2007) †
10.13
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on December 19, 2007) †
10.14
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Commission on December 19, 2007) †
10.15
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed with the Commission on December 19, 2007) †

Exhibit No.	Description
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Report of Independent Registered Public Accounting Firm
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