Form 10-Q
period 2008-09-30
TUESDAY MORNING CORP/DE
filed 2008-11-04
CIK 878726

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, par value $0.01 per share	42,577,320

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

Readers are referred to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2008 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•                    uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis;

•                    conditions affecting consumer spending and the impact of the current economic downturn;

•                    inclement weather;

•                    changes in our merchandise mix;

•                    timing and type of sales events, promotional activities and other advertising;

•                    increased or new competition;

•                    loss or departure of one or more members of our senior management as well as experienced buying and management personnel;

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

•                    our ability to generate strong cash flows from our operation;

•                    our ability to maintain internal control over financial reporting;

•                  our ability to continue obtaining funding from external sources through compliance with restrictive covenants in our revolving credit facility

•                    our ability to anticipate and respond in a timely manner to changing consumer demands and preferences; and

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

The terms “Tuesday Morning,”  “the Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2008 (unaudited) and June 30, 2008

(In thousands, except per share data)

	September 30, 2008	June 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$4,888	$8,630
Inventories	307,081	240,996
Prepaid expenses and other current assets	11,847	9,296
Income tax receivable	8,952	1,996
Total current assets	332,768	260,918

Property and equipment, net	76,601	77,315
Deferred financing costs	453	503
Other assets	2,519	3,040

Total Assets	$412,341	$341,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$6,500	$—
Accounts payable	106,175	63,899
Accrued liabilities	30,821	28,595
Deferred income taxes	267	267
Income taxes payable	1,612	27
Total current liabilities	145,375	92,788

Revolving credit facility	30,000	8,500
Deferred rent	4,127	4,163
Deferred income taxes	3,414	3,414

Total Liabilities	182,916	108,865

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 42,577,320 shares issued and outstanding at September 30, 2008 and 41,816,820 shares issued and outstanding at June 30, 2008	426	418
Additional paid-in capital	202,001	201,154
Retained earnings	27,081	31,378
Accumulated other comprehensive loss	(83)	(39)

Total Stockholders’ Equity	229,425	232,911

Total Liabilities and Stockholders’ Equity	$412,341	$341,776

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007

Net sales	$173,401	$201,656
Cost of sales	109,245	125,947
Gross profit	64,156	75,709
Selling, general and administrative expenses	70,910	72,544
Operating income (loss)	(6,754)	3,165
Other income (expense):

Interest expense	(411)	(1,686)
Other income	80	378
	(331)	(1,308)
Income (loss) before income taxes	(7,085)	1,857
Income tax expense (benefit)	(2,788)	701

Net income (loss)	$(4,297)	$1,156

Earnings Per Share
Net income (loss) per common share:
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03
Weighted average number of common shares:
Basic	41,441	41,440
Diluted	41,441	41,585

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended September 30,
	2008	2007

Net cash flows from operating activities:
Net income (loss)	$(4,297)	$1,156
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,212	4,442
Amortization of financing fees	50	50
Deferred income taxes	—	2,706
Loss on disposal of assets	139	169
Stock-based compensation	709	1,342
Other	(44)	66
Change in operating assets and liabilities:
Inventories	(65,940)	(57,361)
Prepaid and other assets	(8,986)	(4,134)
Accounts payable	45,941	4,724
Accrued liabilities	2,226	1,332
Deferred rent	(36)	8
Income taxes payable	1,585	(271)
Net cash used in operating activities	(24,441)	(45,771)
Net cash flows from investing activities:
Capital expenditures	(3,637)	(3,267)
Net cash used in investing activities	(3,637)	(3,267)
Net cash flows from financing activities:
Borrowings under revolving credit facility	63,000	82,500
Repayments under revolving credit facility	(35,000)	(35,000)
Change in cash overdraft	(3,665)	3,157
Proceeds from exercise of common stock options and stock purchase plan purchases	1	(4)
Net cash provided by financing activities	24,336	50,653
Net decrease in cash and cash equivalents	(3,742)	1,615
Cash and cash equivalents, beginning of period	8,630	10,303
Cash and cash equivalents, end of period	$4,888	$11,918

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.                 Basis of presentation - The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the year ended June 30, 2008.  Due to the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire fiscal year.

The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2008.  We operate our business as a single operating unit.

2.             Stock-based compensation — We account for our stock-based compensation plan in accordance with Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), which allows us to grant stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan and the 2004 Plan authorizes grants of options to purchase up to 4,800,000 and 2,000,000 shares, respectively, of authorized, but unissued common stock. Stock options are awarded with exercise prices equal to the average of the high and low trading prices of our common stock on the date of grant.

Options granted under the 1997 Plan and the 2004 Plan typically vest daily over periods of four to five years or vest based on the attainment of performance goals in equal installments over three years with the options expiring in ten years. The exercise prices of the options range between $3.93. and $35.23, which represents market value on the grant date of the shares of common stock into which such options are exercisable. At September 30, 2008, all shares available under the 1997 Plan had been granted and the 1997 plan expired as of December 29, 2007.  There were 104,311 shares available for grant under the 2004 Plan at September 30, 2008.

Under the terms of the 1997 Plan and the 2004 Plan we may also grant restricted stock to compensate certain directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award. As of September 30, 2008, there were 1,143,064 shares of restricted stock outstanding with a weighted average fair value of $4.34 per share under the 2004 plan.

During the quarters ended September 30, 2008 and 2007, we recognized stock-based compensation expense as follows (in thousands):

	2008	2007

Total cost of stock-based compensation during the period	$855	$1,207
Amounts capitalized in ending inventory	(402)	(229)
Amounts recognized in expense previously capitalized	256	364
Amounts charged against income for the period before tax	$709	$1,342

3.                 Comprehensive income or loss - Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  All of our cash flow hedges are effective.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Total comprehensive loss for the three month period ended September 30, 2008 was $4.3 million while comprehensive income for the same period in 2007 was $1.2 million.

4.               During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles.  The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements.  In August 2008, our motion for de-certification of the class of remaining plaintiffs was granted, thereby dismissing their class action claim.  The plaintiffs have appealed this ruling and some may pursue their claims individually.  A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. In September 2008, the plaintiffs abandoned their class action claim and have elected to pursue their claims under California’s Private Attorney General Act as well as through individual proceedings.  Plaintiffs have amended their complaint and discovery will continue.  We do not expect either of these complaints to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.                 Earnings per common share

	Three Months Ended September 30,
	2008	2007
	(in thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$(4,297)	$1,156
Weighted average number of common shares outstanding	41,441	41,440
Net income (loss) per common share	$(0.10)	$0.03

Diluted earnings per share:
Net income (loss)	$(4,297)	$1,156
Dilutive effect of employee stock options	—	145
Weighted average number of common shares outstanding	41,441	41,440
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,441	41,585
Net income (loss) per common share	$(0.10)	$0.03

6.               Revolving credit facility — At September 30, 2008, we had $36.5 million outstanding under the revolving credit facility, $10.4 million of outstanding letters of credit and availability of $41.8 million under the revolving credit facility.  Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin.  We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility.  This rate is increased or reduced as our average total leverage ratio changes. The weighted average interest rate at September 30, 2008 was 6.45%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to our existing revolving credit facility. The amendment to the revolving credit facility provided for, among other things: the extension of the maturity date from December 2009 to December 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 million; a change in the total leverage ratio from the ratio “3:00 to 1:0” to the ratio “2:50 to 1:0”; and a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding borrowings may not exceed $30 million for 15 consecutive days during the period from December 1 through January 31. The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of September 30, 2008, we were in compliance with all covenants.

While we believe we will remain in compliance with the restrictive covenants during the remainder of fiscal 2009, if forecasted results are not achieved, we would fail to comply with certain restrictive covenants.  We believe we could make the required principal payments and reduce our inventory purchasing plan accordingly if we were unable to obtain additional funding under the facility.  Additionally, we could seek to obtain a waiver from our existing lender or refinance with a new lender to ensure adequate purchasing capability prior to the 2009 holiday season.  However, in the event we were not able to obtain additional funding, our business would be adversely affected.  Although we consider such a scenario unlikely, given the current credit environment, there is no assurance that the Company would be able to raise additional financing on terms, conditions or costs that would be favorable to us.

7.               Income Taxes - Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for years ending before 2005.  The effective tax rate of 39.4% was higher in the first quarter of fiscal 2009 as compared to the same quarter last year of 37.8% primarily due to an increase in state income tax rates.

8.                  Cash and Cash Equivalents — Credit card receivables of $3.0 million and $8.4 million at September 30, 2008 and 2007, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

9.                  Recent Accounting Pronouncements — In June 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position on Emerging Issues Task Force 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.”  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  Early adoption of this FSP is not permitted.  The Company is currently evaluating the impact of the adoption of this FSP on its consolidated financial statements.

In March of 2008, the FASB adopted Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

The Company adopted the provisions of SFAS No. 157, Fair Value Measures during the first quarter of fiscal 2009 with no material impact.  SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 851 discount retail stores in 45 states as of September 30, 2008. We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

In response to this trend in the retail home furnishings industry, we have been focused internally on implementing various strategic initiatives that we believe will offset the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of the Company’s customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations, including whether to close or relocate them, seeking to improve overall supply chain efficiency, including reviewing operational practices such as freight costs, vendor payment terms and distribution processes, and striving to improve the Company’s marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also maintaining cost efficiency.  Given the uncertain economic environment, we have significantly decreased our inventory purchases.  We have also begun to more closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  As a result, markdowns during the first quarter of 2009 fell to 4.3% of sales versus the prior year quarter of 4.5% of sales.  We believe this strategy will contribute to overall margin by focusing our mark downs on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone thereby allowing us to continue to exclude mark downs on opportunistic buys which are too large for us to sell through in one year.  However, if our forecasts for the critical holiday season are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2008 would result in a decline in gross profit and diluted earnings per share for the first quarter of fiscal 2009 of $1.5 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we may encounter.

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

Net sales for the first quarter of fiscal 2009 were approximately $173.4 million, a decrease of 14.0% compared to the same period last year. Comparable store sales for the quarter ended September 30, 2008, decreased by 17.3% compared to the same period last year which was primarily due to a decline in customer traffic and a decrease in average ticket.  Comparable store sales have decreased for this and the prior four quarters of operations.  Net loss for the quarter was $4.3 million and loss per share was $0.10.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened twelve new stores and closed three existing stores during the first quarter of fiscal 2009. In addition, we relocated six existing stores and expanded two existing stores.

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

	Three Months Ended September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	63.0	62.5
Gross profit	37.0	37.5
Selling, general and administrative expense	40.9	36.0
Operating income (loss)	(3.9)	1.5
Net interest expense and other income (expense)	(0.2)	(0.6)
Income (loss) before income taxes	(4.1)	0.9
Income tax expense (benefit)	(1.6)	0.3
Net income (loss)	(2.5)%	0.6%

Three Months Ended September 30, 2008

Compared to the Three Months Ended September 30, 2007

During the first quarter of fiscal 2009, net sales decreased to $173.4 million from $201.7 million, a decrease of $28.3 million or 14.0% compared to the quarter ended September 30, 2007.  The decrease in first quarter sales was primarily due to a 17.3% decrease in comparable store sales, partially offset by an increase of $6.2 million in new store sales. The decrease in comparable sales for the first quarter of fiscal 2009 was comprised of a 14.0% decrease in the number of transactions and a decrease in average transaction amount of 3.3%. Average store sales for the first quarter of fiscal 2009 decreased 17.6% compared to the same period last year. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes traffic levels were lower due to a number of factors, including an increase in supply of home furnishing products, the highly competitive promotional environment of the home furnishings retail sector, decreased discretionary income of consumers due to recent economic disruptions and a weakness in the housing market.

Gross profit decreased $11.5 million, or 15.2%, to $64.2 million for the three months ended September 30, 2008 as compared to the same quarter last year in which gross profit was $75.7 million, and this decline was primarily the result of lower sales volume. Our gross profit percentage decreased from 37.5% for the first quarter of fiscal 2008 to 37.0% for the first quarter of fiscal 2009. This decrease of 0.5% in gross profit percentage was primarily due to an increase in distribution costs of 0.4% primarily due to the deleveraging of fixed costs over a smaller cost of sales base.

Selling, general and administrative expenses decreased $1.6 million, or 2.2%, to $70.9 million in the first quarter of fiscal 2009 from $72.5 million in the same quarter last year.  The decrease was attributable to decreases of $1.2 million in store personnel costs, $0.9 in advertising expenses, $0.4 in credit card processing costs and bank fees, $0.4 in supplies and $0.4 in stock compensation expense.  These decreases were partially offset by a $1.5 million increase in store occupancy costs due to an increase in the number of stores, and an increase of $0.4 in legal expenses.  As a percentage of net sales, these expenses increased 4.9% to 40.9% in the first quarter of fiscal 2009 from 36.0% in the same quarter last year which was primarily due to a decrease in our average store sales.  Selling, general and administrative expenses per average store were $84 thousand this quarter compared to $89 thousand in the same quarter last year, a decrease of 6.3%.

The income tax benefit for the quarter ended September 30, 2008 was $2.8 million while the income tax provision was $0.7 million for the same period last year, reflecting effective tax rates of 39.4% and 37.8%, respectively. The effective tax rate was higher in the first quarter of fiscal 2009 as compared to the same quarter last year primarily due to an increase in the expected state income tax rates.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flows will continue to be utilized for the expansion of our business.  Our borrowings have historically peaked in the quarter ended September 30 as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our revolving credit facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the three months ended September 30, 2008 and 2007 was $24.4 million and $45.8 million, respectively, representing a $21.4 million decrease. The $24.4 million use of cash in the first quarter of fiscal 2009 was primarily due to an increase in our inventories of $65.9 million offset by an increase in our accounts payable of $45.9 million.  The increases were primarily due to inventory purchases during the first quarter of fiscal 2009 in preparation for the upcoming holiday season.  Our overall purchases for the first fiscal quarter of 2009 were significantly less than the same period last year.  There has been no material change in our payment policy to vendors.

Capital expenditures principally associated with new store openings and warehouse and office equipment were $3.6 million and $3.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase in capital expenditures was due to the opening of more new stores during the first quarter of fiscal 2009 as compared to the same quarter last year. We expect to spend approximately $6.4 million for additional capital expenditures during the remainder of fiscal 2009, which will include the opening of new stores, store expansions, relocations of existing stores, enhancements of selected stores and purchases of equipment for our distribution center and corporate office.

Net cash provided by financing activities of $24.3 million for the three months ended September 30, 2008 is primarily from borrowings under our revolving credit facility of $63 million net of repayments of $35 million.

At September 30, 2008, we had $36.5 million outstanding under the revolving credit facility, $10.4 million of outstanding letters of credit and availability of $41.8 million under the revolving credit facility.  Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. We incur commitment fees of up to 0.25% on the unused portion of the revolving credit facility.  This rate is increased or reduced as our average total leverage ratio changes. The weighted average interest rate at September 30, 2008 was 6.45%. Our indebtedness under the credit facility is secured by a lien on our inventory and cash accounts, as well as a pledge of our ownership interests in all of our subsidiaries. On April 18, 2007, we entered into an amendment to our existing revolving credit facility. The amendment to the revolving credit facility provided for, among other things: the extension of the maturity date from December 2009 to December 2010; changes in applicable commitment fees and interest rates in connection with average leverage ratios; a reduction of the lenders’ revolving credit commitment from $210 million to $200 million; and a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding borrowings may not exceed $30 million for 15 consecutive days during the period from December 1 through January 31. The revolving credit facility contains certain restrictive covenants, which among other things, require us to comply with certain financial ratios covering maximum leverage, minimum fixed charge coverage and minimum interest coverage. Other restrictions affect our ability to incur liens or make certain other restricted payments, sell assets or merge or consolidate with any other person. As of September 30, 2008, we were in compliance with all covenants.

While we believe we will remain in compliance with the restrictive covenants during the remainder of fiscal 2009, if forecasted results are not achieved, we would fail to comply with certain restrictive covenants.  We believe we could make the required principal payments and reduce our inventory purchasing plan accordingly if we were unable to obtain additional funding under the facility.  Additionally, we would seek to obtain a waiver from our existing lender or refinance with a new lender to ensure adequate purchasing capability prior to the 2009 holiday season.  However, in the event we were not able to obtain additional funding, our business would be adversely affected.  Although we consider such a scenario unlikely, given the current credit environment, there is no assurance that the Company would be able to raise additional financing on terms, conditions or costs that would be favorable to us.

Store Openings/Closings

	Three Months Ended September 30 2008	Three Months Ended September 30 2007	Fiscal Year Ended June 30, 2008

Stores open at beginning of period	842	810	810
Stores opened during the period	12	6	48
Stores closed during the period	(3)	(3)	(16)
Stores open at end of period	851	813	842

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position on Emerging Issues Task Force 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.”  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  Early adoption of this FSP is not permitted.  The Company is currently evaluating the impact of the adoption of this FSP on its consolidated financial statements.

In March of 2008, the FASB adopted Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

The Company adopted the provisions of SFAS No. 157, Fair Value Measures during the first quarter of fiscal 2009 with no material impact.  SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be fair value and does not change existing guidance as to whether or not an instrument is carried at fair value.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of September 30, 2008, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2008.  The effect of foreign exchange contracts on our financial position or results of operations has historically been and continue to be immaterial.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2008 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles.  The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements.  In August 2008, our motion for de-certification of the class of remaining plaintiffs was granted, thereby dismissing their class action claim.  The plaintiffs have appealed this ruling and some may pursue their claims individually.  A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. In September 2008, the plaintiffs abandoned their class action claim and have elected to pursue their claims under California’s Private Attorney General Act as well as through individual proceedings.  Plaintiffs have amended their complaint and discovery will continue.  We do not expect either of these complaints to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended June 30, 2008.

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

10.1

Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 3, 2008)

10.2

Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on October 3, 2008)

10.3

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on October 10, 2008)

10.4

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed with the Commission on October 10, 2008)

10.5

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K as filed with the Commission on October 10, 2008)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 1, 2008	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

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

10.2

Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 3, 2008)

10.3

Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on October 3, 2008)

10.4

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on October 10, 2008)

10.5

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed with the Commission on October 10, 2008)

31.1

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K as filed with the Commission on October 10, 2008)

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