Form 10-Q
period 2008-12-31
TUESDAY MORNING CORP/DE
filed 2009-01-30
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2009
Common Stock, par value $0.01 per share	43,056,529

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

•                    our ability to generate strong cash flows from our operations;

•                    our ability to maintain internal control over financial reporting;

•                    our ability to continue obtaining funding from external sources;

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

The terms “Tuesday Morning,”“the Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2008 (unaudited) and June 30, 2008

(In thousands, except per share data)

	December 31, 2008	June 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$5,839	$8,630
Inventories	260,888	240,996
Prepaid expenses and other current assets	9,407	11,292
Deferred income taxes	2,080	—
Total current assets	278,214	260,918

Property and equipment, net	75,714	77,315
Deferred financing costs	3,551	503
Other assets	2,562	3,040

Total Assets	$360,041	$341,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,301	$63,899
Accrued liabilities	32,048	28,862
Income taxes payable	4,296	27
Total current liabilities	109,645	92,788

Revolving credit facility	2,030	8,500
Deferred rent	4,043	4,163
Deferred income taxes	2,017	3,414

Total Liabilities	117,735	108,865

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,475,820 shares issued and outstanding at December 31, 2008 and 41,440,000 shares at June 30, 2008	423	418
Additional paid-in capital	202,129	201,154
Retained earnings	39,791	31,378
Accumulated other comprehensive income (loss)	(37)	(39)

Total Stockholders’ Equity	242,306	232,911

Total Liabilities and Stockholders’ Equity	$360,041	$341,776

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net sales	$272,650	$308,687	$446,051	$510,344
Cost of sales	171,755	193,783	281,000	319,731
Gross profit	100,895	114,904	165,051	190,613
Selling, general and administrative expenses	80,315	80,664	151,227	153,208
Operating income	20,580	34,240	13,824	37,405
Other income (expense):
Interest income	—	152	1	153
Interest expense	(717)	(1,420)	(1,127)	(3,106)
Other income, net	192	195	271	572
	(525)	(1,073)	(855)	(2,381)
Income before income taxes	20,055	33,167	12,969	35,024
Income tax expense	7,344	12,633	4,556	13,334

Net income	$12,711	$20,534	$8,413	$21,690

Earnings Per Share
Net income per common share:
Basic	$0.31	$0.50	$0.20	$0.52
Diluted	$0.31	$0.50	$0.20	$0.52
Weighted average number of common shares:
Basic	41,462	41,441	41,451	41,437
Diluted	41,587	41,451	41,597	41,456

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended December 31,
	2008	2007

Net cash flows from operating activities:
Net income	$8,413	$21,690
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,446	8,854
Amortization of financing fees	226	101
Deferred income taxes	(3,910)	(851)
Loss on disposal of assets	185	236
Stock-based compensation	1,140	2,028
Other non-cash items	4	35
Change in operating assets and liabilities:
Inventories	(19,885)	29,234
Prepaid and other assets	2,363	(733)
Accounts payable	958	(16,555)
Accrued liabilities	3,453	5,000
Deferred rent	(120)	(144)
Income taxes payable	4,269	14,696
Net cash provided by operating activities	5,542	63,591

Net cash flows from investing activities:
Capital expenditures	(7,032)	(6,100)
Net cash used in investing activities	(7,032)	(6,100)

Net cash flows from financing activities:
Repayments under revolving credit facility	(153,941)	(168,000)
Proceeds under revolving credit facility	147,471	118,500
Change in cash overdraft	8,444	(6,297)
Payment of debt financing costs	(3,275)	—
Proceeds from exercise of common stock options and used for stock purchase plan purchases	—	(4)
Net cash used in financing activities	(1,301)	(55,801)
Net increase in cash and cash equivalents	(2,791)	1,690
Cash and cash equivalents, beginning of period	8,630	10,303
Cash and cash equivalents, end of period	$5,839	$11,993

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.    Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K filing for the year ended June 30, 2008. Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

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

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock.  Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable.  The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock.  Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of the Company’s common stock on the date of grant in the 1997 Plan and the 2004 Plan.  Stock options are awarded with a strike price at a fair market value equal to the average of the closing price of the Company’s common stock on the date of the grant in the 2008 Plan.

Options granted under the 1997 Plan, the 2004 Plan, and the 2008 Plan typically vest over periods of three to five years and expire in ten years. The exercise prices of the options range between $1.07 and $35.23, which represents market value on the grant date.  At December 31, 2008, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated as of December 29, 2007.  There were 1,493,567 and 1,390,291 shares available for grant under the 2004 Plan and the 2008 Plan at December 31, 2008, respectively.

Under the terms of the 2004 Plan, and the 2008 Plan, we may also grant restricted stock to compensate certain directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award and generally vest over three to five years.  Some grants of restricted shares also contain performance provisions.  As of December 31, 2008, there were 1,580,709 shares of restricted stock outstanding with a weighted average fair value of $3.20 per share under the 2004 Plan and 2008 Plan.

Stock compensation expense recognized in the three months and six months ended December 31, 2008 was as follows:

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008

Total cost of stock-based compensation during the period	$291	$1,146
Amounts capitalized in ending inventory	(156)	(558)
Amounts recognized in expense previously capitalized	296	552

Amounts charged against income for the period before tax	$431	$1,140

3.    Comprehensive income - Comprehensive income is defined as net income plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  All of our cash flow hedges are effective.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Total comprehensive income for the three month period ended December 31, 2008 and 2007 was $12.7 million and $20.5 million, respectively, and for the six month period ended December 31, 2008 and 2007 was $8.4 million and $21.7 million, respectively.

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

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. In September 2008, the plaintiffs abandoned their class action claim and have elected to pursue their claims under California’s Private Attorney General Act.  This matter is set for trial in September, 2009.  A companion lawsuit alleging the same claims was filed on December 26, 2008 on behalf of approximately twenty additional individual plaintiffs.  This lawsuit includes a claim under California’s Private Attorney General Act.  The companion lawsuit is still in the initial stages of litigation.  We do not expect either of these complaints to have a material impact to our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations.  This case is still in the initial stages of litigation and discovery has not yet begun.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.     Earnings per common share

	Three Months Ended December 31		Six Months Ended December 31
(in thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share:
Net income	$12,711	$20,534	$8,413	$21,690
Weighted average number of common shares outstanding	41,462	41,441	41,451	41,437
Net income per common share	$0.31	$0.50	$0.20	$0.52

Diluted earnings per share:
Net income	$12,711	$20,534	$8,413	$21,690

Dilutive effect of employee stock options	29	—	62	9
Dilutive effect of restricted stock	96	10	84	10
Weighted average number of common shares outstanding	41,462	41,441	41,451	41,437
Weighted average number of common shares and diluted effect of outstanding employee stock options and restricted stock	41,587	41,451	41,597	41,456

Net income per common share	$0.31	$0.50	$0.20	$0.52

6.    Revolving credit facility — On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million.  On January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million.  The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million.  Our indebtedness under the credit facility is secured by a lien on substantially all of our assets.  The revolving credit facility contains, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31.  The revolving credit facility contains certain restrictive covenants, which, affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of December 31, 2008, we were in compliance with all covenants.

At December 31, 2008, we had $2.0 million of outstanding loans under the revolving credit facility, $12.8 million of outstanding letters of credit and availability of $30.2 million under the revolving credit facility as we had entered the clean down period discussed above.  As of January 27, 2009, we had $18.0 million of outstanding loans under the revolving credit facility, $10.1 million of outstanding letters of credit and availability of $102.5 million under the revolving credit facility after the close of the clean down period.  We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.   The weighted average interest rate at December 31, 2008 was 7.13%.

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

As of the end of the second quarter of fiscal year 2009, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting third and fourth quarter profits or loss.  Therefore, the effective tax rate for the six-month period ended December 31, 2008, was utilized to determine the Company’s tax provision.  The effective tax rate is lower in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 primarily due to a reduction in state income taxes.

8.    Cash and Cash Equivalents — Credit card receivables of $3.7 million and $8.1 million at December 31, 2008 and 2007, respectively, from MasterCard, Visa, Discover and American Express, and all highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

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

In December 2007, the FASB adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations. SFAS 141R replaces SFAS No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations, but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on February 1, 2009 for acquisitions on or after this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 860 discount retail stores in 45 states as of December 31, 2008.  We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices.  Our stores operate during periodic “sales events” that occur in each month except January and July.  We are generally closed during the first two weeks of January and July, which traditionally have been weaker months for retailers.  We purchase first quality, brand name merchandise at closeout prices and sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

In response to this trend in the retail home furnishings industry, we have been focused internally on implementing various strategic initiatives that we believe will offset the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of the Company’s customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations, including whether to close or relocate them, seeking to improve overall supply chain efficiency, including reviewing operational practices such as freight costs, vendor payment terms and distribution processes, and striving to improve the Company’s marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also maintaining cost efficiency.  Given the uncertain economic environment, we are closely monitoring our inventory purchases.  We have also begun to more closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  As a result, markdowns combined with our reserve for markdowns during the second quarter of 2009 were 5.2% of sales versus the prior year quarter of 5.3% of sales.  We believe this strategy will contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone, thereby allowing us to continue to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  As a result of this strategy, our inventory turnover could decrease.  Actual required markdowns could differ from our current estimates based on future customer demand or economic conditions.  The effect of an additional 1.0% markdown in the value of our inventory at December 31, 2008 would result in a decline in gross profit and diluted earnings per share for the second quarter of fiscal 2009 of $2.6 million and $0.04, respectively.  Under current economic conditions, those estimates can vary significantly from the actual results we may encounter.

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

Net sales for the second quarter of fiscal 2008 were $272.7 million, a decrease of 11.7% compared to the same period last year.  Comparable store sales for the quarter ended December 31, 2008 decreased by 14.9% comprised of a 9.6% decrease in customer transactions and a 5.3% decrease in average ticket.  Net income for the quarter was $12.7 million and diluted earnings per share were $0.31.

For the six months ended December 31, 2008, net sales were $446.1 million compared to $510.3 million for the same period last year.  Comparable store sales for the six month period ended December 31, 2008 decreased 15.8% compared to the same period last year.  This decrease was comprised of an 11.4% decrease in customer transactions and a 4.4% decrease in average ticket.  Net income for the year-to-date period was $8.4 million and diluted earnings per share were $0.20.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high-end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened nine new stores during the second quarter of fiscal 2009.  In addition, we relocated six existing stores and expanded one existing store.

Results of Operations

The following table sets forth certain financial information from our consolidated statements of income expressed as a percentage of net sales.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31, which includes the holiday season. There can be no assurance that the trends in sales or operating results will continue in the future.

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	62.8	63.0	62.6
Gross profit	37.1	37.2	37.0	37.4
Selling, general and administrative expense	29.5	26.1	33.9	30.1
Operating income	7.6	11.1	3.1	7.3
Net interest expense and other income (expense)	(0.2)	(0.4)	(0.2)	(0.4)
Income before income taxes	7.4	10.7	2.9	6.9
Income tax expense	2.7	4.0	1.0	2.6

Net income	4.7%	6.7%	1.9%	4.3%

Three Months Ended December 31, 2008

Compared to the Three Months Ended December 31, 2007

During the second fiscal quarter of 2009, net sales decreased to $272.7 million from $308.7 million, a decrease of $36.0 million or 11.7% compared to the quarter ended December 31, 2007. The decrease in second quarter sales is primarily due to the 14.9% decrease in comparable store sales.  The decrease in comparable sales for the second quarter of fiscal 2009 was comprised of a 9.6% decrease in the number of transactions and a 5.3% decrease in the average transaction amount.  Average store sales for the second fiscal quarter of 2009 decreased 15.3% when compared to the same prior year quarter.  Comparable store sales and sales per store decreased primarily due to lower traffic levels.  Management believes traffic levels are lower due to a number of factors, including the economic pressures impacting the discretionary income of consumers, an increase in supply of home furnishing products, a weakness in the housing market, and the competitive promotional environment of the home furnishings retail sector.

Gross profit decreased $14.0 million, or 12.2%, to $100.9 million for the three months ended December 31, 2008 as compared to the same quarter last year of $114.9 million, primarily due to a deleveraging of distribution costs on a decline in comparable store sales. Our gross profit percentage decreased from 37.2% to 37.1% in the second fiscal quarter of fiscal 2009. This decrease of 0.1% in gross profit percentage is primarily due to the deleveraging of distribution expenses of 0.5% caused by a reduction in comparable store sales which was offset by decreases in shrink, cost of product, and markdowns of 0.1%, respectively.

Selling, general and administrative expenses decreased $0.3 million, or 0.4%, to $80.3 million in the three months ended December 31, 2008 from $80.7 million in the same quarter last year.  The decrease was attributable to a $1.5 million increase in rent for new store locations offset by savings in advertising of $0.7 million, bank charges of $0.5 million, and insurance costs of $0.5 million.  As a percentage of net sales, these selling, general and administrative expenses increased 3.4% to 29.5% in the second fiscal quarter of 2009 from 26.1% in the same quarter last year.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales.  Selling, general and administrative expenses per average store was $93.9 thousand in the quarter ended December 31, 2008 compared to $98.1 thousand in the same quarter last year, a decrease of 4.4%.

The income tax provision for the three month period ended December 31, 2008 and 2007 was $7.3 million and $12.6 million, respectively, reflecting an effective tax rate of 36.6% and 38.1%, respectively.  The effective tax rate is lower in the second quarter of fiscal 2009 as compared to the same quarter last year primarily due to a reduction in state income taxes.

Six Months Ended December 31, 2008

Compared to the Six Months Ended December 31, 2007

During the six months ended December 31, 2008, net sales decreased to $446.1 million from $510.3 million, a decrease of $64.7 million or 12.7% compared to the six month period ended December 31, 2007. The decrease in sales for the first six months of fiscal 2009 is primarily due to the 15.8% decrease in comparable store sales. The decrease in comparable sales for the first six months of fiscal 2009 was comprised of an 11.4% decrease in the number of transactions and a 4.4% decrease in the average transaction amount.  Total average store sales for the first six months of fiscal 2009 decreased 15.8% when compared to the same prior year period.  Comparable store sales and sales per store decreased primarily due to lower traffic levels.  Management believes traffic levels are lower due to a number of factors, including the economic pressures impacting the discretionary income of consumers, an increase in supply of home furnishing products, a weakness in the housing market, and the competitive promotional environment of the home furnishings retail sector.

Gross profit decreased $25.6 million, or 13.4%, to $165.1 million for the six months ended December 31, 2008 as compared to the same six month period last year of $190.6 million, primarily due to a deleveraging of distribution costs on a decline in comparable store sales.  In the six month period ended December 31, 2008, our gross profit percentage decreased to 37.0% from 37.3% in the same period last year.  This 0.3% decrease in gross profit margin was primarily due to the deleveraging of distribution expenses of 0.5% caused by a reduction in comparable store sales which was offset by a decrease of 0.2% in markdowns.

Selling, general and administrative expenses during the six months ended December 31, 2008 decreased $2.0 million, or 1.3%, to $151.2 million from $153.2 million during the six months ended December 31, 2007.  The decrease was attributable to a $3.0 million increase in rent for new stores offset by a $1.6 million decrease in advertising, a $1.0 million decrease in bank charges, a $0.7 million decrease in insurance, a $0.7 million decrease in supplies usage, and a $0.6 million decrease in stock compensation in the six months ended December 31, 2008 compared to the same period of 2007.  As a percentage of net sales, these expenses increased 3.8% to 33.9% in the first six months of fiscal 2009 from 30.1% in the same period last year.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales.  Selling, general and administrative expenses per average store was $177.8 thousand for the six months ended December 31, 2008 compared to $186.6 thousand in the same period last year, a decrease of 4.8%.

The income tax provision for the six month periods ended December 31, 2008 and 2007 was $4.6 million and $13.3 million, respectively, reflecting an effective tax rate of 35.1% and 38.1%, respectively.  The effective tax rate is lower in the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 primarily due to a reduction in state income taxes.

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

Net cash flows provided by operating activities for the six months ended December 31, 2008 was $5.5 million, primarily due to net income of $8.4 million along with adjustments for non cash charges of $8.4 million for depreciation, an increase in income taxes payable of $4.3 million and an increase in accrued liabilities of $3.5 million offset by an increase in inventory of $19.9 million.   The increase in inventory was primarily due to lower sales volumes and an increase in inventory purchases.  There has been no material change in our payment policy to vendors.  The increase in income taxes payable is the result of higher pretax earnings in the six month period ended December 31, 2008 compared to the six month period ended June 30, 2008.  The increase in accrued liabilities was due to the timing of payments of those liabilities.

Net cash used in investing activities of $7.0 million for the six months ended December 31, 2008 was primarily a result of capital expenditures that relate to opening new stores and store relocations in addition to the purchase of warehouse equipment and corporate hardware and software.  We expect to spend approximately $3.0 million for additional capital expenditures during the remainder of fiscal 2009, which will include the opening of new stores, the expansion, relocation and enhancement of selected existing stores and purchases of equipment for our distribution center and corporate office.

Net cash used in financing activities for the six months ended December 31, 2008 of $1.3 million was primarily due to repayments under the revolving credit facility of $153.9 million net of borrowings of $147.5 million.

Revolving credit facility — On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million.  On January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million.  The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million.  Our indebtedness under the credit facility is secured by a lien on substantially all of our assets.  The revolving credit facility contains, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31.  The revolving credit facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of December 31, 2008, we were in compliance with all covenants.

At December 31, 2008, we had $2.0 million of outstanding loans under the revolving credit facility, $12.8 million of outstanding letters of credit and availability of $30.2 million under the revolving credit facility as we had entered the clean down period discussed above.  As of January 28, 2009, we had $18.0 million of outstanding loans under the revolving credit facility, $10.1 million of outstanding letters of credit and availability of $102.5 million under the revolving credit facility after the close of the clean down period.  We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.   The weighted average interest rate at December 31, 2008 was 7.13%.

Update to Contractual Obligations

To supplement the contractual obligations included on Form 10-K for the fiscal year ended June 30, 2008, we have recalculated our obligations under the new revolving credit facility (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Non-cancelable operating leases	$186,312	$59,479	$83,405	$37,019	$6,409
Revolving credit facility	2,030	—	—	2,030	—
Interest on revolving credit facility	725	145	290	290	—
Leased maintenance, insurance and taxes	12,663	4,042	5,669	2,516	436

We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Interest paid on our revolving credit facility is calculated at a 7.13% rate, which is the actual rate incurred for the second quarter of  2009, and will vary as additional borrowings are made or paid off early and will also fluctuate with changes in applicable interest rates. We have no capital lease obligations at December 31, 2008.

Store Openings/Closings

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007	Six Months Ended June 30, 2008

Stores open at beginning of period	842	810	831
Stores opened during the period	21	24	24
Stores closed during the period	(3)	(3)	(13)
Stores open at end of period	860	831	842

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2008, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We do not enter into derivatives or other financial instruments for trading or speculative purposes. There have been no significant changes in the foreign currency exchange rate or interest rate market risks since June 30, 2008.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2008 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. In September 2008, the plaintiffs abandoned their class action claim and have elected to pursue their claims under California’s Private Attorney General Act.  This matter is set for trial in September, 2009.  A companion lawsuit alleging the same claims was filed on December 26, 2008 on behalf of approximately twenty additional individual plaintiffs.  This lawsuit includes a claim under California’s Private Attorney General Act.  The companion lawsuit is still in the initial stages of litigation.  We do not expect either of these complaints to have a material impact to our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations.  This case is still in the initial stages of litigation and discovery has not yet begun.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on November 14, 2008, the following proposals were submitted to stockholders with the following results:

1.                                   Election of seven directors to serve until their terms expire at the next annual meeting of stockholders, or the earlier of their death, resignation or removal

	Number of Shares
	For	Withheld

Bruce A. Quinnell	34,482,736	5,902,735
Kathleen Mason	34,592,214	5,793,257
Benjamin D. Chereskin	32,579,489	7,805,982
Robin P. Selati	29,514,783	10,870,688
William J. Hunckler, III	32,784,217	7,601,254
David B. Green	39,984,822	400,649
Starlette Johnson	39,912,082	473,389

2.                                   Approval of the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan

Number of Shares

For	22,199,803

Against	10,503,707

Abstain	2,468,494

3.                                   Approval of the material terms of the performance goals for performance stock and performance unit awards under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan

Number of Shares

For	21,780,017

Against	10,920,928

Abstain	2,471,059

4.                                   Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009

Number of Shares

For	39,209,349

Against	1,157,492

Abstain	18,630

Item 5. Other Information

Amendment to Kathleen Mason Employment Agreement

On January 28, 2009, the Company and Kathleen Mason, the Company’s President and Chief Executive Officer, entered into a first amendment (the “Mason Amendment Agreement”) to the Amended and Restated Employment Agreement, dated September 29, 2008, by and between the Company and Ms. Mason (the “Mason Employment Agreement”).  Pursuant to the terms of the Mason Amendment Agreement, Ms. Mason will receive: (1) as promptly as practicable, a restricted stock award under the 2008 Plan of 364,078 shares of the Common Stock, which will be subject to forfeiture restrictions that will lapse in equal installments on November 14, 2009, 2010 and 2011 and (2) during the Employment Period (as defined in the Mason Employment Agreement) cash in the amount of $500,000 per year on November 14, 2009, 2010 and 2011 (together, (1) and (2) above are referred to as the “Mason Amended Compensation”).  Ms. Mason will receive the Mason Amended Compensation in lieu of the $1,500,000 restricted stock award that Ms. Mason was to receive under the Mason Employment Agreement.

The description of the Mason Amendment Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Mason Amendment Agreement filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Amendment to Michael Marchetti Employment Agreement

Also on January 28, 2009, the Company and Michael Marchetti, the Company’s Executive Vice President and Chief Operating Officer, entered into a first amendment (the “Marchetti Amendment Agreement”) to the Employment Agreement, dated October 2, 2008, by and between the Company and Mr. Marchetti (the “Marchetti Employment Agreement”).  Pursuant to the terms of the Marchetti Amendment Agreement, Mr. Marchetti will receive (1) as promptly as practicable, a restricted stock award under the 2008 Plan of 145,631 shares of Common Stock, which will be subject to forfeiture restrictions that will lapse in equal installments on November 14, 2009, 2010 and 2011 and (2) during the Employment Period (as defined in the Marchetti Employment Agreement) cash in the amount of $200,000 per year on November 14, 2009, 2010 and 2011 (together, (1) and (2) above are referred to as the “Marchetti Amended Compensation”) .  Mr. Marchetti will receive the Marchetti Amended Compensation in lieu of the $600,000 restricted stock award that Mr. Marchetti was to receive under the Marchetti Employment Agreement.

The description of the Marchetti Amendment Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Marchetti Amendment Agreement filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6. Exhibits

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

10.2

Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 3, 2008)

10.3

Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on October 3, 2008)

10.4

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 10, 2008)

10.5

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 10, 2008)

10.6

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 10, 2008)

10.7	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 19, 2008.)

10.8

Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s 8-K/A filed with the Commission on December 23, 2008)

10.9	First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason**

10.10	First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti**

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 30, 2009	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

10.2

Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 3, 2008)

10.3

Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on October 3, 2008)

10.4

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 10, 2008)

10.5

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 10, 2008)

10.6

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 10, 2008)

10.7	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8Kfiled with the Commission on November 19, 2008.)

10.8

Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s 8-K/A filed with the Commission on December 23, 2008)

10.9	First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason**

10.10	First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti**

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Filed herewith