Form 10-Q
period 2009-03-31
TUESDAY MORNING CORP/DE
filed 2009-05-06
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock, par value $0.01 per share	43,448,199

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10-Q,  particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial position, and our business outlook or state other “forward-looking” information.

Readers are referred to”Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•                      uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis;

•                      conditions affecting consumer spending and the impact, depth and duration of the current economic recession;

•                      inclement weather;

•                      changes in our merchandise mix;

•                      timing and type of sales events, promotional activities and other advertising;

•                      increased or new competition;

•                       loss or departure of one or more members of our senior management or experienced buying and management personnel;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2009 (unaudited) and June 30, 2008

(In thousands, except for per share data)

	March 31, 2009	June 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$5,507	$8,630
Inventories	260,624	240,996
Prepaid expenses and other current assets	11,358	11,292
Total current assets	277,489	260,918

Property and equipment, net	74,042	77,315
Deferred financing costs	4,465	503
Other assets	2,248	3,040

Total Assets	$358,244	$341,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,146	$63,899
Accrued liabilities	27,840	28,595
Deferred income taxes	53	267
Income taxes payable	1,606	27
Total current liabilities	93,645	92,788

Revolving credit facility	22,000	8,500
Deferred rent	4,191	4,163
Deferred income taxes	2,362	3,414

Total Liabilities	122,198	108,865

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 41,583,177 shares issued and outstanding at March 31, 2009 and 41,816,820 shares at June 30, 2008	427	418
Additional paid-in capital	202,691	201,154
Retained earnings	32,963	31,378
Accumulated other comprehensive loss	(35)	(39)

Total Stockholders’ Equity	236,046	232,911

Total Liabilities and Stockholders’ Equity	$358,244	$341,776

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net sales	$167,000	$178,446	$613,052	$688,789
Cost of sales	106,022	114,447	387,023	434,177
Gross profit	60,978	63,999	226,029	254,612
Selling, general and administrative expenses	70,366	71,357	221,593	224,565
Operating income (loss)	(9,388)	(7,358)	4,436	30,047
Other income (expense):
Interest income	—	2	1	155
Interest expense	(860)	(455)	(1,988)	(3,561)
Other income (expense), net	(173)	209	98	782
	(1,033)	(244)	(1,889)	(2,624)
Income (loss) before income taxes	(10,421)	(7,602)	2,547	27,423
Income tax expense (benefit)	(3,593)	(2,905)	962	10,429

Net income (loss)	$(6,828)	$(4,697)	$1,585	$16,994

Earnings Per Share
Net income (loss) per common share:
Basic	$(0.16)	$(0.11)	$0.04	$0.41
Diluted	$(0.16)	$(0.11)	$0.04	$0.41
Weighted average number of common shares:
Basic	41,534	41,441	41,479	41,439
Diluted	41,534	41,441	41,729	41,479

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2009	2008

Net cash flows from operating activities:
Net income	$1,585	$16,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,637	13,172
Amortization of financing fees	474	150
Deferred income taxes	(1,432)	183
Loss on disposal of assets	546	478
Stock-based compensation	1,656	2,663
Other non-cash items	12	23
Change in operating assets and liabilities:
Inventories	(19,570)	18,892
Prepaid and other assets	726	(2,490)
Accounts payable	5,377	(12,383)
Accrued liabilities	(755)	(544)
Deferred rent	28	(323)
Income taxes payable	1,579	(712)
Net cash provided by operating activities	2,863	36,103

Net cash flows from investing activities:
Capital expenditures	(9,919)	(8,530)
Proceeds from sale of assets	—	78
Net cash used in investing activities	(9,919)	(8,452)

Net cash flows from financing activities:
Repayments under revolving credit facility	(193,242)	(219,000)
Proceeds under revolving credit facility	206,742	194,500
Change in cash overdraft	(5,130)	(3,185)
Payment of debt financing costs	(4,437)	—
Proceeds from exercise of common stock options and used for stock purchase plan purchases	—	1
Net cash provided by (used in) financing activities	3,933	(27,684)
Net decrease in cash and cash equivalents	(3,123)	(33)
Cash and cash equivalents, beginning of period	8,630	10,303
Cash and cash equivalents, end of period	$5,507	$10,270

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.     Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the fiscal year ended June 30, 2008. Because of the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire year.

The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2008.  We operate our business as a single operating segment.

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

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us, and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock.  Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable.  The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock.  Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of the Company’s common stock on the date of grant in the 1997 Plan and the 2004 Plan.  Stock options are awarded with a strike price at a fair market value equal to the closing price of the Company’s common stock on the date of the grant in the 2008 Plan.

Options granted under the 1997 Plan, the 2004 Plan, and the 2008 Plan typically vest over periods of three to five years and expire in ten years. The exercise prices of the options range between $0.63 and $35.23, which represents market value on the grant date.  At March 31, 2009, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007.  There were 147,342 and 528,041 shares available for grant under the 2004 Plan and the 2008 Plan at March 31, 2009, respectively.

Under the terms of the 2004 Plan and the 2008 Plan, we may also grant restricted stock to compensate certain directors, officers, key employees of, and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are non-transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award and generally vest over three to five years.  Some grants of restricted shares also contain performance provisions.  As of March 31, 2009, there were 1,865,022 shares of restricted stock outstanding with a weighted average fair value of $2.60 per share under the 2004 Plan and 2008 Plan.

Stock compensation expense recognized in the three months and nine months ended March 31, 2009 was as follows:

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009

Total cost of stock-based compensation during the period	$588	$1,734
Amounts capitalized in ending inventory	(272)	(831)
Amounts recognized in expense previously capitalized	201	753

Amounts charged against income for the period before tax	$517	$1,656

3.      Comprehensive income or loss - Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.

We account for foreign currency forward contracts as cash flow hedges in accordance with Financial Accounting Standards  Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  All of our cash flow hedges are effective.  We enter into foreign currency forward exchange contracts with major financial institutions who are participating banks on our revolving credit facility to manage and reduce the impact of fluctuations in foreign currency exchange rates on certain contractual merchandise purchases with international vendors between the order and payment dates, which generally approximate 2 to 6 months.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Only six foreign exchange contracts totaling less than $30 thousand each were outstanding at March 31, 2009.  Total comprehensive loss for the three month period ended March 31, 2009 was $6.8 million while total comprehensive loss was $4.7 million for the three month period ending March 31, 2008.  Comprehensive income for the nine month periods ended March 31, 2009 and 2008 was $1.6 million and $17.0 million, respectively.

4.     Commitments and Contingencies - During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles.  The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements.  In August 2008, our motion for de-certification of the class of remaining plaintiffs was granted, thereby dismissing their class action claim.  The plaintiffs have appealed this ruling and some may pursue their claims individually.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. In September 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act.  This matter is set for trial in September 2009.  A companion lawsuit alleging the same claims was filed on December 26, 2008 on behalf of approximately thirty-four additional individual plaintiffs.  This lawsuit includes a claim under California’s Private Attorney General Act.  The companion lawsuit is still in the initial stages of litigation.  We do not expect either of these complaints to have a material impact to our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations.  This case is still in the initial stages of litigation.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.     Earnings per common share - The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands, except for per share data)	2009	2008	2009	2008

Basic earnings per share:
Net income (loss)	$(6,828)	$(4,697)	$1,585	$16,994
Weighted average number of common shares outstanding	41,534	41,441	41,479	41,439
Net income (loss) per common share	$(0.16)	$(0.11)	$0.04	$0.41

Diluted earnings per share:
Net income (loss)	$(6,828)	$(4,697)	$1,585	$16,994

Dilutive effect of employee stock options	—	—	104	1
Dilutive effect of restricted stock	—	—	146	39
Weighted average number of common shares outstanding	41,534	41,441	41,479	41,439
Weighted average number of common shares and diluted effect of outstanding employee stock options and restricted stock	41,534	41,441	41,729	41,479

Net income (loss) per common share	$(0.16)	$(0.11)	$0.04	$0.41

Options representing the rights to purchase common stock of 3,566,292 shares at March 31, 2009, 1,973,445 at March 31, 2008, had exercise prices greater than the average quoted market price for our common stock.  Options representing the rights to purchase common stock of 10,000 shares at March 31, 2009 had exercise prices lower than the average quoted market price for our common stock.  Additionally, 1,306,769 and 349,920 restricted shares were outstanding at March 31, 2009 and 2008, respectively.  None of these shares were included in the diluted earnings per share calculation for the three months ended March 31, 2009, and 2008, because such inclusion would have been anti-dilutive.

6.     Revolving credit facility — On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million.  On January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million.

Availability on the revolving credit facility is calculated on a monthly basis and is dependant upon inventory valuation requirements as specified in the agreement.  The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million.  Our indebtedness under the credit facility is secured by a lien on substantially all of our assets.  The revolving credit facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31.  The revolving credit facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of March 31, 2009, we were in compliance with all covenants.

At March 31, 2009, we had $22.0 million of outstanding loans under the revolving credit facility, $10.1 million of outstanding letters of credit and availability of $103.1 million under the revolving credit facility.  We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.   The weighted average interest rate at March 31, 2009 for LIBOR loans was 3.28%. The weighted average interest rate for prime rate loans at March 31, 2009 was 6.02%.

7.     Income Taxes - Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  With a few exceptions, Tuesday Morning Corporation is generally no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999.  The Internal Revenue Service (“IRS”) has concluded an examination of the Company for years ending before 2007.

As of the end of the third quarter of fiscal year 2009, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting fourth quarter profit or loss.  Therefore, the effective tax rate for the nine-month period ended March 31, 2009, was utilized to determine the Company’s tax provision.  The effective tax rate is lower in the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 primarily due to a reduction in state income taxes.

8.     Cash and Cash Equivalents — Credit card receivables of $3.5 million and $5.6 million at March 31, 2009 and June 30, 2008, respectively, from MasterCard, Visa, Discover and American Express, and all highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

9.     Recent Accounting Pronouncements — In June 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position (“FSP”) on Emerging Issues Task Force 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.”  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  Early adoption of this FSP is not permitted.  The Company is currently evaluating the impact of the adoption of this FSP on its consolidated financial statements.

In March of 2008, the FASB adopted Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities.    This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS No. 161 effective January 1, 2009, but our foreign currency derivative contracts were immaterial for disclosure purposes.

In December 2007, the FASB adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations. SFAS 141R replaces SFAS No. 141,  Business Combinations. The statement retains the purchase method of accounting used in business combinations, but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R on January 1, 2009 with no impact to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 850 discount retail stores in 45 states as of March 31, 2009.  We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices.  Our stores operate during periodic “sales events” that occur in each month except January and July.  We are generally closed during the first two weeks of January and July, which traditionally have been weaker months for retailers.  We purchase first quality, brand name merchandise at closeout prices and sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

Business Overview

The retail home furnishings industry has been negatively impacted by increased supply and competition within an already highly competitive promotional environment, along with the weakness in the housing and debt markets, trends we believe are likely to continue in the near term and potentially longer. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources than we do. Our competitors’ greater financial resources allow them to initiate and sustain aggressive price competition, initiate broader marketing campaigns that reach a larger customer base, fund ongoing promotional events and communicate more frequently with existing and potential customers.

In response to this trend in the retail home furnishings industry, we have been focused internally on implementing various strategic initiatives that we believe will offset the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of the Company’s customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations, including whether to close or relocate them, seeking to improve overall supply chain efficiency, including reviewing operational practices such as freight costs, vendor payment terms and distribution processes, and striving to improve the Company’s marketing plan by maximizing traffic, improving comparable store sales and expanding the current customer base, while also maintaining cost efficiency.

Given the uncertain economic environment, we are closely monitoring our inventory purchases.  We have developed a strategy to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  As a result, markdowns combined with our reserve for markdowns during the fiscal third quarter of 2009 were 5.7% of sales versus the prior year quarter of 5.8% of sales.  We believe this strategy will contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone, thereby allowing us to continue to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  As a result of this strategy, our inventory turnover could decrease.  Actual required markdowns could differ from our current estimates based on future customer demand or economic conditions.  The effect of an additional 1.0% markdown in the value of our inventory at March 31, 2009 would result in a decline in gross profit and diluted earnings per share for the third quarter of fiscal 2009 of $2.6 million and $0.04, respectively.  Under current economic conditions, those estimates can vary significantly from the actual results we may encounter.

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

Net sales for the third quarter of fiscal 2009 were $167.0 million, a decrease of 6.4% compared to the same period last year.  Comparable store sales for the quarter ended March 31, 2009 decreased by 9.5 % comprised of a 1.7% decrease in customer transactions and a 7.8% decrease in average ticket.  Net loss for the quarter was $6.8 million and diluted loss per share was $0.16.

For the nine months ended March 31, 2009, net sales were $613.1 million compared to $688.8 million for the same period last year.  Comparable store sales for the nine month period ended March 31, 2009 decreased 14.2% compared to the same period last year.  This decrease was comprised of an 8.3% decrease in customer transactions and a 5.9% decrease in average ticket.  Net income for the year-to-date period was $1.6 million and diluted earnings per share were $0.04.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high-end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened six new stores during the third quarter of fiscal 2009.  In addition, we relocated 15 existing stores and expanded one existing store.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	64.1	63.1	63.0
Gross profit	36.5	35.9	36.9	37.0
Selling, general and administrative expense	42.1	40.0	36.1	32.6
Operating income (loss)	(5.6)	(4.1)	0.7	4.4
Net interest expense and other income (expense)	(0.6)	(0.1)	(0.3)	(0.4)
Income (loss) before income taxes	(6.2)	(4.2)	0.4	4.0
Income tax expense (benefit)	(2.2)	(1.6)	0.2	1.5

Net income (loss)	(4.1)%	(2.6)%	0.3%	2.5%

Three Months Ended March 31, 2009

Compared to the Three Months Ended March 31, 2008

During the third quarter of fiscal 2009, net sales decreased to $167.0 million from $178.4 million, a decrease of $11.4 million or 6.4% compared to the quarter ended March 31, 2008. The decrease in third quarter sales is primarily due to a 9.5% decrease in comparable store sales.  The decrease in comparable sales for the third quarter of fiscal 2009 was comprised of a 1.7% decrease in the number of transactions and a 7.8% decrease in the average transaction amount.  Comparable store sales and sales per store decreased primarily due to lower average spending levels than last year.  Management believes traffic levels and average ticket sales are lower due to a number of factors, including the economic pressures impacting the discretionary income of consumers, an increase in supply of home furnishing products, a weakness in the housing market, and the competitive promotional environment of the home furnishings retail sector.

Gross profit decreased $3.0 million, or 4.7%, to $61.0 million for the three months ended March 31, 2009 as compared to the same quarter last year of $64.0 million, primarily as a result of lower sales volume. Our gross profit percentage increased from 35.9% in the third quarter of fiscal 2008 to 36.5% in the third quarter of fiscal 2009. This increase of 0.6% in gross profit percentage is primarily due to decreases in the purchase cost of our products representing 0.4% of sales and a decrease in freight costs representing 0.2% of sales.   The costs of our products have declined as overall economic activity and demand for home products has been weak.  Freight costs have decreased due primarily to the decline in fuel costs.

Selling, general and administrative expenses decreased $1.0 million, or 1.4%, to $70.4 million in the three months ended March 31, 2009 from $71.4 million in the same quarter last year.  The decrease was attributable to decreases of $1.3 million in advertising costs, $0.7 million in self-insurance costs and $0.3 million in legal and consulting fees.  Partially offsetting these decreases was an increase in store occupancy costs of $1.5 million primarily due to the expansion of our store base.  As a percentage of net sales, these selling, general and administrative expenses increased to 42.1% in the third fiscal quarter of 2009 from 40.0% in the same quarter last year due to the deleveraging of fixed costs over a smaller sales base.  Selling, general, and administrative expenses per average store declined by 4.7% for the third quarter of fiscal 2009 as compared to the same period in fiscal 2008.

The income tax benefit for the three month periods ended March 31, 2009 and 2008 was $3.6 million and $2.9 million, respectively, reflecting an effective tax rate of 34.5% and 38.2%, respectively.  The effective tax rate is lower due to state income taxes.

Nine Months Ended March 31, 2009

Compared to the Nine Months Ended March 31, 2008

During the nine months ended March 31, 2009, net sales decreased to $613.1 million from $688.8 million, a decrease of $75.7 million or 11.0% compared to the nine month period ended March 31, 2008. The decrease in sales for the first nine months of fiscal 2009 was primarily due to the 14.2% decrease in comparable store sales. The decrease in comparable sales for the first nine months of fiscal 2009 was comprised of an 8.3% decrease in the number of transactions and a 5.9% decrease in the average transaction amount.  Total average store sales for the first nine months of fiscal 2009 decreased 14.5% when compared to the same prior year period.  Comparable store sales and sales per store decreased primarily due to lower traffic levels and average ticket sales.  Management believes traffic levels and average ticket sales were lower due to a number of factors, including the economic pressures impacting the discretionary income of consumers, an increase in supply of home furnishing products, a weakness in the housing market, and the competitive promotional environment of the home furnishings retail sector.

Gross profit decreased $28.6 million, or 11.2%, to $226.0 million for the nine months ended March 31, 2009 as compared to the same nine month period last year of $254.6 million, primarily a result of decreased net sales.  In the nine month period ended March 31, 2009, our gross profit percentage decreased to 36.9% from 37.0% in the same period last year.  This 0.1% decrease in the gross profit percentage is comprised of a decrease in markdowns as a percentage of sales of 0.3% resulting from changes in our inventory markdown strategy, offset by a slight increase in freight and distribution expenses as a percentage of sales of 0.5%.   Freight and distribution expenses were slightly higher as a percentage of sales due to the increase in freight rates as a result of higher fuel surcharges in the first quarter of fiscal 2009 and due to the deleveraging of fixed costs over a smaller sales base.

Selling, general and administrative expenses during the nine months ended March 31, 2009 decreased $3.0 million, or 1.3%, to $221.6 million from $224.6 million during the nine months ended March 31, 2008.  The decrease was primarily attributable to a decrease in advertising expenses of $2.9 million, a decrease in store salary expenses of $1.8 million, a decrease in bank charges of $1.0 million, a decrease in insurance costs of $0.8 million, a decrease in stock-based compensation expenses of $0.7, and a decrease in depreciation of $0.5 million.  These decreases were partially offset by an increase in store occupancy costs of $4.4 million and an increase in utilities of $1.4 million, primarily due to the expansion in our store base.  As a percentage of net sales, these expenses increased 3.5% to 36.1% in the first nine months of fiscal 2009 from 32.6% in the same period last year.  The increased percentage is primarily due to the reduced expense leveraging given our negative comparable store sales and includes a 2.5% increase related to store occupancy costs and store personnel costs as a percentage of sales.  Selling, general and administrative expenses per average store was $261.0 thousand for the nine months ended March 31, 2009 compared to $274.7 thousand in the same period last year, representing a decrease of 4.8%.

The income tax provision for the nine month periods ended March 31, 2009 and 2008 was $1.0 million and $10.4 million, respectively, reflecting an effective tax rate of 37.8% and 38.0%, respectively.  The effective tax rate is lower due to a reduction of state income taxes.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.  Our borrowings have historically peaked in the quarter ended September 30 as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our revolving credit facility may fluctuate materially depending on various factors, including the time of year, our needs, and the opportunity to acquire merchandise inventory.  We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash flows provided by operating activities for the nine months ended March 31, 2009 was $2.9 million, primarily due to net income of $1.6 million along with adjustments for non cash charges of $12.6 million for depreciation and $1.7 million for stock-based compensation.  We also had increases in accounts payable of $5.4 million and in income taxes payable of $1.6 million.  These inflows were partially offset by an increase in inventory of $19.6 million.   The increase in inventory was primarily due to lower sales volumes along with a net increase of eight stores during the nine month period.  The increase in accounts payable was partially offset by the change in cash overdraft due to the timing of payments and is discussed below.  There has been no material change in our payment policy to vendors.  The increase in income taxes payable was due to the timing of payments related to income taxes.

Net cash used in investing activities of $9.9 million for the nine months ended March 31, 2009 was primarily a result of capital expenditures that relate to opening new stores and store relocations in addition to the purchase of warehouse equipment and corporate hardware and software.  We expect to spend approximately $1.5 million for additional capital expenditures during the remainder of fiscal 2009.  These will include the replacement capital necessary to operate our stores along with expenditures for the relocation and enhancement of selected existing stores.

Net cash provided by financing activities for the nine months ended March 31, 2009 of $3.9 million was primarily due to borrowings under the revolving credit facility of $206.7 million offset by repayments under the revolving credit facility of $193.2 million, an increase in cash overdraft of $5.1 million and payment of debt financing costs of $4.4 million.

Revolving credit facility — On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million.  On January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million.

Availability on the revolving credit facility is calculated on a monthly basis and is dependant upon inventory valuation requirements as specified in the agreement.  The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million.  Our indebtedness under the credit facility is secured by a lien on substantially all of our assets.  The revolving credit facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31.  The revolving credit facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of March 31, 2009, we were in compliance with all covenants.

At March 31, 2009, we had $22.0 million of outstanding loans under the revolving credit facility, $10.1 million of outstanding letters of credit and availability of $103.1 million under the revolving credit facility.  We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.   The weighted average interest rate at March 31, 2009 for LIBOR loans was 3.28%. The weighted average interest rate for prime rate loans at March 31, 2009 was 6.02%.

Store Openings/Closings

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Fiscal Year Ended June 30, 2008

Stores open at beginning of period	842	810	810
Stores opened during the period	27	27	48
Stores closed during the period	(19)	(16)	(16)
Stores open at end of period	850	821	842

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2009, we have determined that there were no material changes in market risk exposure to our consolidated financial position, results of operations or cash flows as of such date since June 30, 2008. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We do not enter into derivatives or other financial instruments for trading or speculative purposes. There have been no significant changes in the foreign currency exchange rate or interest rate market risks since June 30, 2008.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2009 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in January 2007. In September 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act.  This matter is set for trial in September 2009.  A companion lawsuit alleging the same claims was filed on December 26, 2008 on behalf of approximately thirty-four additional individual plaintiffs.  This lawsuit includes a claim under California’s Private Attorney General Act.  The companion lawsuit is still in the initial stages of litigation.  We do not expect either of these complaints to have a material impact to our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations.  This case is still in the initial stages of litigation.

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

10.6	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 19, 2008.)

10.7

Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the Commission on December 23, 2008)

10.8

Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 30, 2009)

10.9

First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Commission on January 30, 2009)

Exhibit No.	Description

10.10

First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Commission on January 30, 2009)

10.11

Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

10.12

Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

10.13

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

10.14

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: May 6, 2009	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

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

10.6	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 19, 2008.)

10.7

Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the Commission on December 23, 2008)

10.8

Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 30, 2009)

10.9

First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Commission on January 30, 2009)

Exhibit No.	Description

10.10

First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Commission on January 30, 2009)

10.11

Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

10.12

Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

10.13

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

10.14

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on March 3, 2009)

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