Form 10-K
period 2009-06-30
TUESDAY MORNING CORP/DE
filed 2009-08-28
CIK 878726

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009 or

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
 Common Stock, $.01 par value per share registered on the Nasdaq Global Select Market Inc.

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

         The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at December 31, 2008 was approximately $47,479,714 based upon the closing sale price on the Nasdaq Global Select Market Inc. reported for such date.

         As of the close of business on August 26, 2009, there were 42,836,707 outstanding shares of the registrant's common stock.

 Documents Incorporated By Reference:

        Portions of the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference to the extent indicated into Part III of this Form 10-K.

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

        The factors listed below under the heading "Risk Factors" and in other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following: uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis; conditions affecting consumer spending and the impact, depth and duration of the current economic recession; inclement weather; changes in our merchandise mix; timing and type of sales events, promotional activities and other advertising; increased or new competition; loss or departure of one or more members of our senior management, or experienced buying and management personnel; an increase in the cost or a disruption in the flow of our products; seasonal and quarterly fluctuations; fluctuations in our comparable store results; our ability to operate in highly competitive markets and to compete effectively; our ability to operate information systems and implement new technologies effectively; our ability to generate strong cash flows from our operations; our ability to anticipate and respond in a timely manner to changing consumer demands and preferences; and our ability to generate strong holiday season sales.

        The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.

        The terms "Tuesday Morning," "the Company," "we," "us," and "our" as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

 PART I

Item 1.    Business

Overview

        We are a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States. We opened our first store in 1974 and operated 857 stores in 45 states as of June 30, 2009. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July. We are normally closed for up to the first two weeks of January and July as we conduct physical inventories at all of our stores. We purchase first quality, brand name merchandise at closeout pricing and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

        We believe that our customers are attracted to our stores not by location, but by our advertising and direct or electronic mail programs that emphasize the limited quantities of first quality, brand name merchandise which we offer at attractive prices. This has allowed us to open our stores in secondary locations of major suburban markets such as strip malls, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allow us to use a wide variety of space configurations. Additionally, we offer selected items for sale at our retail website at www.tuesdaymorningoffer.com.

        In the fiscal year ended June 30, 2009, we recorded sales of $801.7 million and operating income of $2.4 million. We paid dividends in calendar years 2005, 2006 and 2007 ranging from $0.65 per share to $0.80 per share. On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

        On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007. Accordingly, our financial statements include the six-month period ended June 30, 2007, and will represent the twelve-month periods ending June 30, thereafter. As a result of this change, this Form 10-K includes financial information for the six-month transition period ended June 30, 2007 and 2006 and for the twelve-month periods ended June 30, 2009, and 2008, December 31, 2006, 2005, and 2004. The twelve-month period ended June 30, 2009 is hereinafter referred to as fiscal 2009.

Key Operating Strengths

        Our success is based on the following operating strengths:

  •
  Unique Event-Based Format.  We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the excitement of multiple "grand openings" and "closeout sales" each year. Merchandise is available in limited quantities and specific items are generally not replenished during a sales event, however, stores continue to receive new merchandise throughout a sales event. We believe that the limited quantities of specific items intensify customers' sense of urgency to buy our merchandise. Accordingly, we have historically generated a majority of an event's sales in the first five days of the event. We intend to continue to adhere to this strategy, and continue shipments to our stores of new and different merchandise during the later stages of sales events in order to encourage new and repeat customer visits.

  •
  Strong Sourcing Capabilities and Purchasing Flexibility.  We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we believe we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell large quantities of merchandise without disrupting the manufacturers' traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team with an average of over 25 years of retail experience. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors.

  •
  Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.  We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of approximately $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize significant savings of up to 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 9.0 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events including the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

  •
  Attractive Store-level Economics.  We have attractive store-level economics due to our low store operating expenses and the low initial investment required to open new stores. Our destination-oriented retail format allows us to open stores in a wide range of locations, resulting in lower lease rates compared to those of other retailers. In addition to our low real estate costs, we maintain low operating and depreciation costs due to our no-frills, self-service format. Because we use low-cost store fixtures and have low pre-opening costs, our new stores require a low initial investment and have historically generated a solid return on investment in their first full year.

  •
  Disciplined Inventory and Supply Chain Management.  We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. While as of June 30, 2009, we operated 857 stores, our shipping and sorting capacity at our distribution center will accommodate to approximately 1,200 to 1,250 stores.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States by:

  •
  Enhancing Our Store Base.  During the planning process for fiscal 2009 and 2010, we evaluated our current store base and plans to enhance our store locations. As a result of this evaluation, we have and intend to continue to primarily pursue expansion and relocation opportunities in our existing store base; close some stores by allowing leases to expire for unprofitable stores where alternative locations are not available at acceptable lease rates; as well as open fewer new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we will be working with high-producing stores and increasing the selling square footage. We believe this will benefit us and better position us for the long term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2010 we plan to add slightly fewer stores than in prior years and expand or relocate existing stores as we locate profitable opportunities to do so. We believe there is the potential for approximately 1,200 to 1,250 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

  •
  Enhancing Our Sales Productivity.  We intend to increase the number of customer transactions by refining our merchandise mix and through other operating initiatives. For example, we have continued to make shifts in our product mix to focus on functional, utilitarian items rather than purely decorative assortments. In addition, we have been very selective in our seasonal merchandise purchases and remain focused on high quality, high value items. We are able to increase our merchandise offerings throughout each sales event and on a day-in, day-out basis by delivering fresh product to most of our stores between 40 to 47 times per year. We believe this attracts new customers, encourages repeat visits by existing customers and increases our average transaction value during the later stages of each sales event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes while decreasing staffing at stores where customer traffic does not require current staffing levels.

  •
  Extending Our Customer Reach.  Historically, we have used direct mailings, targeted emails, and newspaper and print advertising to attract customers to our stores. We believe that the use of direct mailing and email alerts remains our most effective marketing strategies. We also operate our "eTreasures"(r) program that provides our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their homes or offices.

  •
  Improving Systems.  We plan to upgrade and update our current systems as required in the ongoing course of business. These improvements may include updates to our merchandising and inventory tracking systems, point-of-sale software, and Internet sales site at www.tuesdaymorningoffer.com.

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

Purchasing

        Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic and international vendors. As industry trends such as "just-in-time" inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will continue to see an increase in the number of vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores, maximize productive retail space and increase distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. During fiscal 2009, our top ten vendors accounted for approximately 9.9% of total purchases, with no single vendor accounting for more than 1.4%.

Pricing

        Our pricing policy is to sell all merchandise significantly below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and our closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to mark down unsold merchandise on a timely and periodic basis as required by sales volumes and incoming purchases and thereby effectively manage inventory levels.

Advertising

        We plan and implement an advertising program for each sales event. Prior to each sales event, we initiate a direct mailing or email to customers on our mailing list through our eTreasures® email program, which consists of customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sales event and the merchandise and prices we offer. We also communicate with customers by advertising in local newspapers in each of our markets.

Stores and Store Operations

        Site Selection.    During the planning process for fiscal 2009, and 2010, we evaluated our current store base and plans to enhance our store locations. As a result of this evaluation, we have and intend to continue to primarily pursue expansion and relocation opportunities in our existing store base; close some stores by allowing leases to expire for unprofitable stores where alternative locations are not available at acceptable lease rates; as well as open fewer new stores. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we will be working with high producing stores and increasing the selling square footage. We believe this will benefit us and better position us for the long term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2010 we plan to add slightly fewer stores than in prior years and expand or relocate existing stores as we locate profitable opportunities to do so. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics. As we continue our expansion and relocation strategy, we expect to incur a minimal increase in the cost of real estate for those locations.

        We believe that our customers are attracted to our stores by our advertising, direct mail and email programs that emphasize the limited quantities of first quality, brand name merchandise which we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allow us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, we believe our real estate costs are lower than those of other retailers.

        Store Leases.    Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts.

        Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering into the lease if sales at the store do not reach a stipulated amount in the lease. These kick clauses, when combined with our inexpensive and portable store fixtures, provide us with flexibility in opening new stores and relocating existing stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with store-level operating losses.

        Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 6,000 to 15,000 square feet and averaged approximately 9,300 square feet as of June 30, 2009. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain minimum inventory in stockrooms.

        Store Operations.    We operate our stores during "sales events," that occur once each month except January and July. We are generally closed for up to the first two weeks of January and July as we conduct physical inventories at all our stores. We have maintained the frequency of shipments of new merchandise during a sales event, which has resulted in improved efficiency of merchandise receiving and restocking activities at our stores. We have also reduced part-time associates' labor hours in the stores to more closely align them with current customer demand. We believe that on-going training is a critical component to the success of our store management. Each store manager receives ongoing training beginning with new manager training upon being hired or promoted as well as periodic attendance at one or more training sessions held in Dallas, Texas. In addition, store managers are supported not only by the corporate office, but also by regional and zone field managers.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by regional field management and zone level support. Our store managers are responsible for reviewing store inventory and ensuring their store is continually stocked for sales event and non-sales event periods. The store manager is assisted by full-time employees who may serve as assistant managers and part-time employees who serve as cashiers and help with merchandise stocking efforts.

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

        Store Locations.    As of June 30, 2009, we operated 857 stores in 45 states. Specific store locations can be accessed through our website at www.tuesdaymorning.com.

Distribution

        An important aspect of our success involves our ability to process, sort and distribute inventory quickly and efficiently. Our buying, distribution center and planning and allocation departments work closely together to ensure that our inventory flow is efficient and effective. The majority of our merchandise is received, inspected, counted, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sales event strategy, we ship most of our merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sales event; however, new and different merchandise is shipped to stores throughout a sales event.

        We make inventory deliveries to our stores between 40 to 47 times per year, which allows us to significantly reduce the amount of inventory stored at our distribution center and maintain more consistent in-store inventory levels. This number of shipments also allows our stores to process shipments more effectively and stock their shelves with new merchandise during sales events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

Management Information Systems

        We have invested significant resources in computers, bar code scanners and radio frequency terminals, software programming and related equipment, technology and training, and we intend to continue updating these systems as necessary. We also have a company-wide local area network computer system, which includes purchase order processing, imports, transportation, distribution, point-of-sale and financial systems, and enables us to efficiently control and process our inventory.

        At the store level, we have computer-based registers that capture daily sales data at the SKU level. Sales information, inventory information, open to buy, and other operational data is distributed daily to designated levels of management and to the individuals or groups who have responsibility for specific aspects of the business.

Competition

        We believe the principal factors by which we compete are price and product offering. We believe we compete effectively by pricing the merchandise we sell below department and specialty store prices and by offering a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores, specialty, e-commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

        We are distinguishable from our competitors in several respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at value driven prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our current operations focus primarily on upscale home furnishings, housewares, gifts and related items. In addition, we believe most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, our business model has been and continues to be focused on ten major sales events which are promoted and advertised to our customers through direct mailings, emails and, from time to time, television advertising. We believe that our sales events create a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Seasonality

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31 of 2008, 2007, and 2006 accounted for approximately 34%, 35%, and 35%, respectively, of our annual net sales for such fiscal years. Operating income for the quarter ended December 31 of 2008, 2007, and 2006 accounted for approximately 845.2%, 142%, and 64%, respectively, of our annual operating income for such fiscal years.

Employees

        As of July 15, 2009, we employed approximately 1,900 persons on a full-time basis and approximately 8,700 individuals on a part-time basis. Our employees are not represented by any unions. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are strong.

Trademarks and Tradenames

        The tradename "Tuesday Morning" is material to our business. We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including "Closing Time®" and "eTreasures®" and maintain an internet sales website at www.tuesdaymorningoffer.com.

Corporate Information

        Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 6250 LBJ Freeway, Dallas, Texas 75240, and our telephone number is (972) 387-3562.

        We maintain a website at www.tuesdaymorning.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the "SEC") are available free of charge on our internet website under the Investor Relations Section.

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

Risks Related to Our Business

We face a number of risks in opening new stores and relocating or expanding existing stores.

        As part of our growth strategy, we will primarily pursue expansion and relocation opportunities in our existing store base. For both new stores and relocations, we are negotiating for upgraded sites. With the expansion opportunities, we are working with high producing stores and increasing the selling square footage. To that end, for the fiscal year ending June 30, 2010 we plan to add slightly fewer stores than in prior years and expand or relocate existing stores as we locate profitable opportunities to do so. However, we cannot assure that we will be able to achieve our relocation or expansion goals or that we will be able to operate our new stores profitably. Further, we cannot assure that any new, relocated or expanded store will achieve similar operating results to those of our existing stores or that new, relocated or expanded stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following: the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets; the competition for suitable store sites; our ability to negotiate favorable lease terms with landlords; our ability to obtain governmental and other third-party consents, permits and licenses needed to operate our stores; the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel; the availability of adequate management and financial resources to properly manage a large volume of stores; our ability to adapt our distribution and other operational and management systems to a changing network of stores; and our ability to attract customers and generate sales sufficient to operate new stores profitably.

        We opened stores in new markets during the fiscal years ended June 30, 2009 and 2008, and the six-month period ended June 30, 2007. We intend to enter into additional new markets in fiscal 2010 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Poor economic conditions affect consumer spending and may significantly harm our business.

        The success of our business depends to a significant extent upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things: general economic and industry conditions; the housing market; crude oil prices, that affect gasoline and heating oil prices; food prices and their effect on consumer discretionary spending; the level of consumer debt; interest rates; tax rates and policies; war, terrorism and other hostilities; and consumer confidence in future economic conditions.

        The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending cut backs may result in reduced demand for our discretionary items and may force us to take significant inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items could have a material adverse effect on our business, results of operations and financial condition.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

        The retail home furnishings and housewares industry is intensely competitive. As a closeout retailer of home furnishings and housewares, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing and housewares products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources that may allow them to initiate and sustain aggressive price competition. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including: increased operational efficiencies of competitors; competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability; continued and prolonged promotional activity by competitors; liquidation sales by a number of our competitors who have filed or will file for bankruptcy; expansion by existing competitors; entry by new competitors into markets in which we currently operate; and adoption by existing competitors of innovative store formats or retail sales methods.

        We cannot assure that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional, national and international retailers. We also face competition from alternative retail distribution channels such as catalogues and internet websites. Changes in the merchandising, pricing and promotional activities of those competitors, and in the retail industry generally, may adversely affect our performance.

We must continuously attract buying opportunities for closeout merchandise and anticipate consumer demand as closeout merchandise becomes available.

        By its nature, specific closeout merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. With the current disruption in the credit markets, certain of our manufacturers and suppliers have ceased operations or have otherwise become unable to continue supplying closeout merchandise on terms acceptable to us. We further cannot assure that manufacturers or vendors will continue to make closeout merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. Any inability to acquire suitable merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations and financial condition.

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

        Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. In addition, the U.S. government requires drivers of over-the-road trucks to take certain rest periods which reduce the available amount of time they can drive during a 24-hour period. High fuel prices or surcharges, as well as stringent driver regulations, may increase freight costs and thereby increase our cost of goods sold.

The loss or departure of one or more members of our senior management could have a material adverse effect on our business.

        Our future performance will depend in large part upon the efforts and abilities of our senior management, particularly Kathleen Mason, our President and Chief Executive Officer, and our other key employees, including our buyers. The loss of service of these persons could have a material adverse effect on our business and future prospects. We do not maintain key person life insurance for Ms. Mason or our other senior management. We only have employment agreements with Ms. Mason and Mr. Michael Marchetti, our Chief Operating Officer, and have no such agreements with any of our other members of senior management.

If we are not able to generate strong cash flows from our operations, we will not be able to support capital expansion, operations and debt repayment.

        Our business is dependent upon our operations generating strong cash flows to support our capital expansion requirements, our general operating activities and our debt repayments. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance and our earnings per share growth.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

        Merchandise manufactured and imported from overseas is the majority of our total product purchases acquired both domestically and internationally. A disruption in the shipping of our imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include disruptions in the shipping and importation or increases in the costs of imported products because of factors such as: raw material shortages; work stoppages; strikes and political unrest; problems with oceanic shipping, including shipping container shortages; increased customs inspections of import shipments or other factors causing delays in shipments; economic crises; international disputes and wars; loss of "most favored nation" trading status by the United States in relation to a particular foreign country; import duties; import quotas and other trade sanctions; and increases in shipping rates.

        The products we buy abroad are sometimes priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Quantitative and Qualitative Disclosures About Market Risk" for more information about our foreign currency exchange rate exposure and hedging activities.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our revenue may be adversely affected.

        We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, television, database marketing, email and direct marketing. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases in our stores and increase purchases elsewhere, which could negatively impact our revenues. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.

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

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31 of 2008, 2007, and 2006 accounted for approximately 34%, 35%, and 35%, respectively, of our annual net sales for such years. Operating income for the quarters ended December 31 of 2008, 2007, and 2006 accounted for approximately 845.2%, 142%, and 64%, respectively, of our annual operating income for such years. For more information about our seasonality, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality." Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations may also fluctuate significantly based on such factors as: the timing of new store openings; the amount of net sales contributed by new and existing stores; the success of our store relocation program; the timing of certain holidays and sales events; changes in our merchandise mix; general economic, industry and weather conditions that affect consumer spending; and actions of competitors, including promotional activity.

A failure to grow or maintain our comparable store sales may adversely affect our results of operations.

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue given the current economic climate and uncertainty of consumer spending. Our comparable store sales decreased 12.5% and 7.6% for the fiscal years ended June 30, 2009 and 2008, respectively, decreased 2.5% in the six-month period ended June 30, 2007, and decreased 7.9% in the calendar year ended December 31, 2006. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations.

        A number of factors have historically affected, and will continue to affect, our comparable store sales results, including: competition; general regional and national economic conditions; inclement weather; consumer trends, such as less spending due the impact of high unemployment rates; changes in our merchandise mix; our ability to distribute merchandise efficiently to our stores; timing and type of sales events, promotional activities or other advertising; new merchandise introductions; and our ability to execute our business strategy effectively.

Risks Related to Our Common Stock

Our certificate of incorporation, and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.

        Provisions in our certificate of incorporation and bylaws will have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following: the ability of our Board of Directors to issue shares of our common stock and preferred stock without stockholder approval; a requirement that stockholder meetings may only be called by the President and Chief Executive Officer, the Chairman of the Board or at the written request of a majority of the directors then in office and not the stockholders; a prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; the ability of our Board of Directors to make, alter or repeal our bylaws without further stockholder approval; and the requirement for advance notice for nominations for directors to our board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

        In addition, we are subject the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

Our largest stockholder has significant influence over us, which may affect the rights of other stockholders.

        At August 26, 2009, Madison Dearborn Capital Partners II, L.P. and its affiliates (collectively, "Madison Dearborn") beneficially owned approximately 26% of the outstanding shares of our common stock, and thus, has a significant influence over election of our directors, approval of mergers, sales of assets and other matters. The interests of Madison Dearborn may conflict with the interests of other holders of our common stock.

Sales of our common stock by our largest stockholder could depress our stock price.

        If our largest stockholder sells substantial amounts of our common stock, the market price of our common stock could fall. Such sales might make it more difficult for us to sell equity or equity-related securities in the future. As of August 26, 2009, Madison Dearborn beneficially owned approximately 26% of the outstanding shares of our common stock. Pursuant to registration rights we granted to Madison Dearborn, we have filed, and the SEC has declared effective, a registration statement that would enable Madison Dearborn, from time to time, to sell some or all of its shares of common stock, in the public market or otherwise.

Because we do not presently have plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.

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

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

        From December 31, 2006 to June 30, 2009, the trading price of our common stock has ranged from a low of $0.51 per share to a high of $17.87 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10-K. We may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Stores.    We lease all of our stores from unaffiliated third parties normally through non-cancelable leases except one located adjacent to our distribution facility. At June 30, 2009, the remaining terms of the majority of our store leases range from six months to five years and only 5.9% of our store leases have remaining terms greater than five years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering the lease if sales at the store do not reach a stipulated amount in the lease.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1,318,000 square feet of distribution facilities and a 79,000 square foot building which houses our corporate office in the Dallas, Texas metropolitan area.

        We lease an additional fulfillment center of approximately 59,000 square feet for which the lease expires in March of 2014. Additionally, we have leases on three parcels of land of approximately 444,000 square feet, two of which are for trailer storage and the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in February 2014 and December 2013 and the lease for the third parcel and building expires February 2011. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We will, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.    Legal Proceedings

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The plaintiffs have appealed this ruling and oral argument has been scheduled. In addition, some plaintiffs may choose to pursue their claims individually. We do not expect any of these complaints to have a material impact on our financial statements.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. This matter is presently set for trial in September 2009. A companion lawsuit alleging the same claims was filed on December 26, 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Select Global Market under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2009
First quarter	$5.30	$2.94
Second quarter	$5.30	$0.90
Third quarter	$2.65	$0.51
Fourth quarter	$4.09	$1.18
Fiscal Year Ended June 30, 2008
First quarter	$13.52	$8.59
Second quarter	$9.58	$4.41
Third quarter	$6.11	$4.04
Fourth quarter	$5.90	$3.90

        On August 26, 2009, the last reported sale price for our common stock on the NASDAQ Select Global Market was $4.66 per share. As of August 26, 2009, there were approximately 169 holders of record of our common stock.

Dividend Policy

        In prior fiscal years, we have declared and paid the following annual cash dividends:

	2009	2008	2007
Payment date	None	None	March 30, 2007
Dividend per common share			$0.80
Total dividend			$33.1 million

        On February 1, 2008, our Board of Directors voted to terminate our annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information contained in Item 12 of this Form 10-K is incorporated herein by reference.

Repurchases of Common Equity

        We do not have a stock repurchase program for our common stock.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007, and the three years ended December 31, 2006 through 2003, of (1) our common stock, (2) the S&P 500 Index, (3) the S&P 500 retailing index and (4) a former group of our peer companies consisting of Big Lots, Inc.; TJX Companies Inc.; Dollar Tree Stores Inc.; Family Dollar Stores, Inc.; Williams-Sonoma Inc.; Bed Bath & Beyond Inc.; Ross Stores Inc.; the Bombay Company and Cost Plus, Inc. Bombay Company is not included for the year ended June 30, 2009 because it has filed for Chapter 11 Bankruptcy protection and all U.S. stores have been liquidated and closed. In re-evaluating the use of our self constructed peer group, we believe a nationally recognized stock index presents investors with a more consistent measure for a comparison of cumulative total return, and accordingly, intend to use the S&P 500 retailing index as a comparison for stockholder return for subsequent fiscal years. Additionally, in April 2007, we changed from a calendar year end to a fiscal year ending June 30. Tuesday Morning therefore had a six-month transition period from December 31, 2006 to June 30, 2007. The measurement periods shown in the performance graph below correspond to our calendar year ends prior to our change in fiscal year, our transition period that ended on June 30, 2007 and our subsequent June 30 fiscal year ends. The chart assumes that $100 was invested on December 31, 2003, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

Comparison of Total Return of the Company, Peer Group and Broad Market

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUESDAY MORNING CORP.,
S&P 500 INDEX AND S&P 500 RETAILING INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JUNE 30, 2009

Item 6.    Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for fiscal years ended June 30, 2009, 2008, and 2007, the six months ended June 30, 2007 and 2006, and as of the end of, each of the three years ended December 31, 2006, 2005, and 2004. The statement of operations data for the fiscal years ended June 30, 2009 and 2008, the six-month period ended June 30, 2007, the year ended December 31, 2006, and the balance sheet data as of June 30, 2009, and 2008, are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the fiscal year ended June 30, 2007 is derived from our unaudited consolidated financial statements. The six-month period ended June 30, 2006 and the balance sheet data as of June 30, 2006 are derived from our unaudited consolidated financial statements that are included in the respective Form 10-Q. The statement of operations data for the year ended December 31, 2004 and the balance sheet data as of June 30, 2007 and December 31, 2006, 2005, and 2004 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,			Six Months Ended June 30,		Year Ended December 31,
	2009	2008	2007	2007	2006	2006	2005(5)	2004
	(In thousands, except per share and number of stores)
Statement of Operations Data:
Net sales	$801,722	$885,281	$924,199	$408,520	$395,428	$911,107	$931,827	$897,841
Cost of sales	505,585	562,578	578,881	257,851	247,564	568,594	574,546	556,623

Gross profit	296,137	322,703	345,318	150,669	147,864	342,513	357,281	341,218
Selling, general and administrative expenses	293,702	297,852	296,632	144,962	132,390	284,060	260,736	237,127

Operating income	2,435	24,851	48,686	5,707	15,474	58,453	96,545	104,091
Net interest and other expense	(2,504)	(2,719)	(1,521)	(656)	(266)	(1,131)	(526)	(2,275)

Income (loss) before income taxes	(69)	22,132	47,165	5,051	15,208	57,322	96,019	101,816
Income tax expense (benefit)	(25)	7,634	17,094	1,970	5,769	20,893	35,060	39,199

Net income (loss)	$(44)	$14,498	$30,071	$3,081	$9,439	$36,429	$60,959	$62,617

Earnings per share:
Basic	$0.00	$0.35	$0.73	$0.07	$0.23	$0.88	$1.48	$1.53
Diluted	0.00	0.35	0.72	0.07	0.23	0.87	1.46	1.50

Weighted average shares outstanding:
Basic	41,505	41,439	41,433	41,433	41,380	41,392	41,264	41,046
Diluted	41,505	41,494	41,637	41,637	41,647	41,647	41,770	41,764
Dividends per common share	$—	$—	$0.80	$0.80	$0.80	$0.80	$0.65	$—

Operating Data:
Number of stores:
Beginning of period	842	810	762	795	732	732	662	577
Opened during period	35	48	63	27	35	71	81	89
Closed during period	(20)	(16)	(15)	(12)	(5)	(8)	(11)	(4)

Open at end of period	857	842	810	810	762	795	732	662

Comparable store sales (decrease) increase(1)	(12.5)%	(7.6)%	(5.6)%	(2.5)%	(7.9)%	(7.9)%	(4.0)%	(1.7)%
Average sales per store(2),(4)	$939	$1,076	$1,176	$512	$533	$1,193	$1,330	$1,429
Inventory turnover(3)	2.1	2.0	2.2	2.1	2.3	2.2	2.5	2.8

	As of June 30,				As of December 31,
	2009	2008	2007	2006	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Working capital	$163,715	$168,130	$165,371	$153,428	$161,095	$152,648	$115,440
Inventories	223,628	240,996	288,791	241,660	242,674	230,639	189,132
Total assets	319,241	341,776	394,321	352,307	393,134	379,927	336,120
Total debt, including current portion	—	8,500	56,500	21,000	—	—	—
Total stockholders' equity	235,353	232,911	215,440	214,005	243,877	235,362	197,150

(1)
Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

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

(5)
Based on certain views expressed in a letter dated February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, we reviewed our accounting policies and practices associated with operating leases. Consistent with industry practices, we historically reported straight-line rental expense beginning on the lease commencement date. This had the effect of excluding the rent holiday associated with the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. Following our review, we modified our accounting policies such that we begin recording rent expense on the date we take possession of or have the right to use the premises.

  As a result of this adjustment, we recorded a one-time, non-cash, $3.9 million ($2.4 million, net of income tax) cumulative charge to earnings during the first quarter of the 2005 calendar year. The adjustment did not impact historical or future net cash flows or the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years' financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual prior periods.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Overview

  •
  We sell upscale, name brand home furnishings, housewares, gifts and related items significantly below retail prices charged by department and specialty stores in 857 stores throughout 45 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

  •
  Our store base grew approximately 2% and 4% over the fiscal years ended June 30, 2009, and 2008, respectively, and 4% over the six months ended June 30, 2007, and approximately 9% to 10% per year for each of the prior three calendar years. During the fiscal years ended June 30, 2009, and 2008, we increased our store base by a net of 15 and 32 stores, respectively. During the six months ended June 30, 2007, we increased our store base by a net of 15 stores compared to 30 stores during the same period of 2006. During the full calendar year 2006, we expanded our store base by a net of 63 stores.

  •
  In December of 2008, we entered into a new credit agreement. The agreement provides for, among other things: a maturity date of December 2013; a revolving credit commitment of $150.0 million which was increased in January of 2009 to $180.0 million; new applicable commitment fees and interest rates; and a requirement that the principal amount and outstanding letters of credit of the outstanding loans may not exceed $45 million for 30 consecutive days during the period from December 28 to January 31. During the fiscal year ended June 30, 2009, we utilized operating cash flow to pay down the balance of our revolving credit facility. As a result, the balance on our revolving credit facility at June 30, 2009 was $0.0 million as compared to $8.5 million at June 30, 2008.

  •
  The home furnishings and housewares related industries have been negatively impacted by macro-economic pressures, increased supply and competition as well as a highly competitive and promotional environment. Beginning with the quarter ended September 30, 2004, we posted consecutive negative comparable store sales through the quarter ended June 30, 2009. During this time, however, we have continued to generate positive operating income and cash flow on an annual basis.

  •
  The retail home furnishings and housewares industries have been negatively impacted by increased competition within an already highly competitive promotional environment, a trend we believe is likely to continue in the near term and potentially longer. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources than we do. Our competitors' greater financial resources allow them to initiate and sustain aggressive price competition, initiate broader marketing campaigns that reach a larger customer base, fund ongoing promotional events and communicate more frequently with existing and potential customers.

  •
  In response to increased competition in the retail home furnishings and housewares industries, we have been focused internally on implementing various strategic initiatives that we believe will offset the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of our customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations including whether to close or relocate them, seeking to improve overall supply chain efficiency including reviewing operational practices such as freight costs, vendor payment terms, distribution processes and increasing inventory turns, and striving to optimize our marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also increasing cost efficiency. We are also striving to optimize our purchasing of inventory to best match customer demand.

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

  •
  Beginning in January 2007, we reassessed our real estate program. The decision was made to open fewer new stores and to primarily execute more expansions and relocations with our existing store base. For both new stores and relocations, we are negotiating upgraded sites. With the expansion opportunities, we will work with high producing stores and intend to increase the selling square footage. Also as a result of this and subsequent evaluations, we plan to allow leases to expire and individual stores to close for unprofitable stores where alternative locations are not available at acceptable lease rates.

  •
  On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007. The six-month results being reported by us relate to the transitional six-month fiscal period ended June 30, 2007. For discussion purposes, we are comparing the audited financial statements for the year ended June 30, 2008 with the unaudited financial statements of the year ended June 30, 2007 and the financial statements for the six months ended June 30, 2007 with the unaudited financial statements for the six months ended June 30, 2006. Due to the seasonality of our business including the significant portion of sales and earnings that take place in the quarter ended December 31, comparisons of the six months ended June 30, 2007 to the fiscal year ended June 30, 2008 or the calendar year ended December 31, 2006 would not be meaningful.

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

        Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions such as sales, markdowns and shrink, to arrive at our cost of sales. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. The retail inventory method, which is used by a number of our competitors, involves management estimates with regard to items such as markdowns and inventory. Such estimates may significantly impact the ending inventory valuation at cost as well as the amount of gross margin recognized.

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

        We conduct full physical inventories at all stores at June 30 and December 31 to measure quantities on hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on our historical experience from the results of our physical inventories. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Thus, the difference between actual and estimated amounts may cause fluctuations in the quarters ending in March and September, but the difference is not a factor in the quarters ending in December and June. Since we conduct physical inventory counts twice a year, the subjective nature of our shrink percentage is reduced and our exposure to the risk of a significant error is minimized. In addition, we have loss-prevention programs and policies that we believe minimize shrinkage. Although inventory shrinkage rates have not fluctuated significantly in recent years, if the actual rates were to differ from our estimates, then revisions to the inventory shrinkage expense could be required.

        Inventory is the largest asset on our balance sheet and represented approximately 70%, 71%, and 73%, of total assets at June 30, 2009, 2008, and 2007, respectively. Inventory decreased 7.2% or $17.4 million from June 30, 2008 to June 30, 2009, primarily due to a decrease in purchases of 5.2% in 2009. Inventory decreased 16.6% or $47.8 million from June 30, 2007 to June 30, 2008, primarily due to a reduction in purchasing levels during the third and fourth quarters of 2008. On a per store basis, inventory decreased 8.8% from June 30, 2008 to June 30, 2009 and 19.7% from June 30, 2007 to June 30, 2008.

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

Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory during each quarter on a continual basis to ensure all necessary price actions are taken to adequately value our inventory at the lower of cost or market through the retail inventory method. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. In addition to regularly reviewing inventory levels to identify slow-moving merchandise, management also considers current and anticipated demand, customer preferences, age of merchandise and seasonal trends in determining markdowns. Our markdowns, as a percentage of total sales, have generally been consistent from year to year. However, for the fiscal year ended June 30, 2009, we implemented a strategy to more closely monitor and control our markdowns of inventory to avoid marking down items that continued to sell through at reasonable rates. We believe this strategy contributed to overall margin by focusing our markdowns more on inventory that was truly slow moving and less on the basis of age in inventory alone. Changes in markdowns from period-to-period are discussed as a part of our Results of Operations analysis below. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions. The effect of a 1.0% markdown in the value of our inventory at June 30, 2009 would result in a decline in gross profit and diluted earnings per share for the fiscal year ended June 30, 2009 of $2.2 million and $0.03, respectively.

        Insurance and Self-Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities associated with workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500,000 for workers' compensation, $250,000 for general liability, and $150,000 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors. The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims; and include a reserve for claims incurred but not yet reported. Our self-insurance reserves for workers' compensation, general liability and medical, were $9.1 million, $1.8 million, and $1.1 million at June 30, 2009, respectively. Expenses for the foregoing items during the fiscal year ended June 30, 2009 were $3.2 million, $3.0 million and $7.9 million, respectively. At June 30, 2008, our self-insurance reserves for workers' compensation, general liability and medical, were $9.4 million, $1.7 million, and $1.0 million, respectively. Expenses for the foregoing items during the fiscal year ended June 30, 2008 were $3.1 million, $4.3 million and $7.1 million, respectively. At June 30, 2007, our self-insurance reserves for workers' compensation, general liability and medical, were $10.0 million, $1.0 million, and $0.7 million, respectively. Expenses for the foregoing items during the six months ended June 30, 2007 were $1.9 million, $2.0 million and $2.9 million. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made. There were no material changes in the estimates or assumptions used to determine self-insurance liabilities during the periods presented. We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as a change in estimate. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers.

        Impairment of long-lived assets—Long-lived assets such as buildings, equipment, furniture and fixtures, and leasehold improvements are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store-level long-lived assets, expected cash flows are estimated based on the historical cashflows generated by the store and are adjusted based on management's estimates of expected future results. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by discounting expected cash flows. Impairment, if any, is recorded in the period in which the impairment occurred. The Company has not recorded any material impairment charges in fiscal 2009, 2008 and 2007, respectively. As the projection of future cash flows requires the use of management's judgment and estimates, actual results may differ from the Company's estimates. It is possible that additional charges for asset impairments may be recorded in the future. If management had lowered its assumptions of comparable store sales results by 3% for each of the next five years, additional impairment charges would have also been immaterial.

        Stock-based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, the CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We typically grant options with exercise prices equal to the market price of our common stock on the date of the option grant. The majority of the options granted prior to June 30, 2008 vested daily over periods of four to five years and expire in ten years. Options granted after June 30, 2008, typically vest over periods of one to three years with equal portions of the grant vesting on an annual basis and expiring in ten years. On January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share Based Payment," which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Fiscal Year Ended June 30,			Six Months Ended June 30,		Calendar Year Ended December 31
	2009	2008	2007	2007	2006	2006
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1	63.5	62.6	63.1	62.6	62.4

Gross profit	36.9	36.5	37.4	36.9	37.4	37.6
Selling, general and administrative expenses	36.6	33.6	32.1	35.5	33.5	31.2

Operating income	0.3	2.8	5.3	1.4	3.9	6.4
Net interest and other expense	(0.3)	(0.3)	(0.2)	(0.2)	(0.1)	(0.1)
Income tax expense (benefit)	0.0	0.9	1.8	0.5	1.5	2.3

Net income (loss)	0.0	1.6	3.3	0.8	2.4	4.0

Number of stores open at end of period	857	842	810	810	762	795

        Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs. Increases in dollar amounts of these expenses are attributable to increases in the number of stores and increases in variable expenses due to new store sales growth and deleveraging of fixed costs due to declines in sales. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Twelve Months Ended June 30, 2009 Compared to Twelve Months Ended June 30, 2008

        Net sales decreased $83.6 million or 9.4% to $801.7 million in fiscal 2009 from $885.3 million in fiscal 2008, of which, sales from non-comparable new stores (stores open less than one year) increased $24.8 million which was offset by a 12.5% decrease in comparable store sales from 2008, comprised of comparable store transactions decreasing 6.4% and the comparable store average ticket decreasing 6.1%. Our average annual sales per store decreased by $140,000 or 12.7% to $0.9 million in 2009. Comparable store sales and sales per store decreased primarily due to lower traffic levels and a lower average ticket. Management believes traffic levels and average tickets were lower due to the lower discretionary income availability of our customers resulting from the impact of the recession and the state of the U.S. housing and credit markets. Traffic levels did slightly improve by 0.1% in the fourth quarter of 2009 on a comparable store basis.

        Gross profit decreased $26.6 million or 8.2% to $296.1 million in fiscal 2009 compared to $322.7 million in fiscal 2008, of which, $30.8 million of the gross profit decrease was directly attributable to a decrease in our net sales, offset by improvements in our gross profit percentage. Our gross profit percentage increased to 36.9% in 2009 from 36.5% in 2008. This 0.4% increase in our gross profit percentage was primarily attributable to a 0.6% decrease in our markdowns as a percentage of sales due to our strategy to more closely match markdowns to items that are slow moving. Additionally, our costs of product and freight also decreased by 0.1% each primarily due to decreases in fuel prices compared to those for the fiscal year ended June 30, 2008. These decreases were partially offset by a 0.4% increase in our distribution costs as a percentage of sales caused mainly by the impact of our fixed distribution costs being allocated over a lower sales volume.

        Selling, general and administrative expenses decreased $4.2 million or 1.4% to $293.7 million in 2009 from $297.9 million in the prior year. The decrease was primarily attributable to a $3.2 million decrease in advertising, primarily in television and radio, and a $1.6 million decrease in wages as we reduced staff to properly match customer traffic. Bank charges and check expenses also decreased by $1.4 million as a result of lower transaction volumes while general liability insurance costs decreased $1.3 million primarily as a result of lower traffic. Repairs and maintenance and other purchased service expenses decreased by $1.3 million as a result of cost containment efforts. These decreases were partially offset by an increase of $5.1 million in rent primarily as a result of our increase in the number of stores. As a percentage of sales these expenses increased 3.0% to 36.6% in 2009 from 33.6% in 2008. The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales for the year. These expenses decreased on an average annual per store basis by $4 thousand or 4.9% to $86 thousand in 2009.

        Net interest and other expense decreased $0.2 million to $2.5 million in 2009 compared to $2.7 million in 2008. This decrease was attributable to $1.2 million less net interest expense due to lower borrowing levels throughout fiscal 2009 versus borrowing levels in fiscal 2008. Offsetting this decrease was a decrease in other income of $0.8 million from fiscal year 2009 versus fiscal 2008.

        Income tax expense decreased $7.7 million to a benefit of $25 thousand versus an expense of $7.6 million in 2008 due to decreased profitability. Our effective tax rate increased to 35.7% in fiscal 2009 versus 34.5% in fiscal 2008 primarily due to an increase of state and local income tax rates of jurisdictions in which we operate.

Twelve Months Ended June 30, 2008 Compared to Twelve Months Ended June 30, 2007

        Net sales decreased $38.9 million or 4.2% to $885.3 million in 2008 from $924.2 million in 2007, of which, sales from non-comparable new stores (stores open less than one year) increased $30.0 million which was offset by a 7.6% decrease in comparable store sales from 2007, comprised of comparable store transactions decreasing 6.6% and the comparable store average ticket decreasing 1.0%. Our average annual sales per store decreased by $98,000 or 8.3% to $1.1 million in 2008. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes traffic levels were lower due to the lower discretionary income availability of our customers resulting from the impact of higher gasoline and energy costs and general economic conditions.

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

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

        Net sales increased $13.1 million or 3.3% to $408.5 million for the six months ended June 30, 2007 from $395.4 million in the same period in 2006, primarily as a result of an increase of 48 stores from June 30, 2006 to June 30, 2007 offset by a 2.5% decrease in comparable store sales from the same period in 2006. Comparable store transactions decreased 3.9% and comparable store average ticket increased 1.5%. Our average sales per store in the six months ended June 30, 2007 was $512 thousand and, a decrease of $21 thousand or 3.9% from the same period in 2006. The decrease in average sales per store has been impacted by those stores opening in new markets performing below historical trends. Comparable store sales and sales per store decreased primarily due to lower traffic levels. Management believes that traffic levels declined due to the increase in supply of home furnishing products, the promotional environment of home furnishing retailers in this sector, as well as the economic pressures impacting the discretionary income of consumers.

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

        Selling, general and administrative expenses increased $12.6 million or 9.5% to $145.0 million in the six months ended June 30, 2007 from $132.4 million in the comparable period in the prior year. The increase was mostly attributable to an $8.7 million increase in store occupancy costs, store personnel costs and store fixed asset depreciation expense primarily due to the expansion of our store base. As a percentage of sales these expenses increased 2.0% to 35.5% in 2007 from 33.5% in 2006. The increased percentage was primarily due to reduced leverage on expenses as a result of our negative comparable store sales for the year and a 1.4% increase related to store occupancy costs, store personnel costs and store fixed asset depreciation expense. Selling, general and administrative expenses per average store was $182 thousand in 2007, compared to $178 thousand in the same six-month period of 2006, an increase of 1.8%.

        Net interest and other expense increased $390 thousand to $656 thousand in the six months ended June 30, 2007 compared to $266 thousand in the same period in 2006. This increase was attributable to $352 thousand higher net interest expense due to higher average borrowing levels in 2007 than in 2006.

        Income tax expense decreased $3.8 million from $5.8 million in the six months ended June 30, 2006 to $2.0 million in the six months ended June 30, 2007 due to decreased profitability. Our effective tax rate increased to 39.0% for the six months ended June 30, 2007 from 37.9% for the six-month period ended June 30, 2006 primarily due to the impact of higher state tax expense on our effective tax rate when calculated based on six months of operating results rather than a full year. This impact is driven by the absence of the high volume of sales from the holiday selling season on the six-month calculation.

Liquidity and Capital Resources

        We have funded our operations with cash flows generated from operating activities and borrowings under our revolving credit facility. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. On February 1, 2008, our Board of Directors voted to terminate the declaration of our cash dividend. Our borrowings have historically peaked in the quarter ended September 30 as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our revolving credit facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

        Net cash flows provided by operating activities for the fiscal years ended June 30, 2009, and 2008, were $32.2 million and $59.1 million, respectively, while cash flows used for operating activities for the six months ended June 30, 2007 were $55.8 million. For the fiscal year ended June 30, 2009, cash provided by operating activities was primarily due to a decrease in inventory of $17.4 million and an adjustment of net loss for depreciation of $16.8 million. The decrease in inventory was due to decreased purchases of inventory to better match customer demand. For the fiscal year ended June 30, 2008, cash provided by operating activities was primarily due to a decrease in inventory of $47.6 million offset by a decrease in accounts payable of $17.4 million along with net income of $14.5 million, adjusted for depreciation expense of $17.5 million. The decreases in inventory and accounts payable were due to decreased purchases of new inventory to better match customer demand. For the six months ended June 30, 2007, cash flow used by operating activities of $55.8 million was primarily due to early purchases of favorably priced seasonal and utilitarian merchandise resulting in an increase in inventory of $46.3 million. A significant portion of our revenues and net earnings are realized during the period from October through December while an increase in merchandise purchases in preparation for this holiday selling season occurs in prior months. Cash and cash equivalents as of June 30, 2009, 2008, and 2007, were $5.8 million, $8.6 million, and $10.3 million, respectively. There has been no material change in our payment policy to vendors.

        Net cash used in investing activities was due to capital expenditures of $12.5 million, $11.6 million, and $6.7 million, respectively, for the fiscal year ended June 30, 2009, and 2008, the six-month period ended June 30, 2007. During each year, capital expenditures were primarily for new store openings, various distribution center equipment and improvements and corporate office equipment and improvements. In fiscal 2010, we expect to spend approximately $20.9 million for capital expenditures, primarily for new product offerings and distribution center equipment and improvements. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

        Net cash used in financing activities of $22.6 million for the fiscal year ended June 30, 2009 was primarily due to a change in cash overdraft of $9.7 million combined with net payments on our revolving credit facility of $8.5 million. Net cash used in financing activities of $49.2 million for the fiscal year ended June 30, 2008, was due primarily to net payments on our revolving credit facility of $48.0 million. Net cash provided by financing activities of $23.1 million for the six months ended June 30, 2007, was due primarily to net borrowings on our revolving credit facility of $56.5 million offset by our dividend payment of $33.1 million.

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

        On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $150.0 million which matures on December 15, 2013 and on January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a "clean down" provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. The revolving credit facility contains certain restrictive covenants, which, affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.

        At June 30, 2009, we had no amounts outstanding under the revolving credit facility, $12.4 million of outstanding letters of credit and availability of $97.8 million under the revolving credit facility. Letters of credit under the revolving credit facility are primarily for self insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes. Our weighted average interest rate inclusive of commitment fees and amortization of debt issuance costs for the fiscal year ended June 30, 2009 was 11.26%.

        As of June 30, 2009, we were in compliance with all required covenants.

        We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures, and interest payments for the next twelve months.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2009.

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Non-cancelable operating leases	$197,191	$63,012	$92,419	$37,690	$4,070
Leased maintenance, insurance and taxes on operating leases	14,927	4,770	6,996	2,853	308
Interest on Revolving Credit Facility	7,245	1,610	3,220	2,415	—

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Interest on the revolving credit facility is calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the facility and letters of credit totaling $12.4 million. It is likely we will incur additional interest expenses than those calculated above as we expect to borrow amounts, from time to time, under our revolving credit facility. We have no capital lease obligations at June 30, 2009.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the ten quarters ended June 30, 2009. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Net sales	$173,401	$272,650	$167,000	$188,670
Gross profit	64,156	100,895	60,978	70,108
Operating income (loss)	(6,754)	20,580	(9,388)	(2,001)
Net income (loss)	(4,297)	12,711	(6,828)	(1,629)
Basic earnings (loss) per share	(0.10)	0.31	(0.16)	(0.04)
Diluted earnings (loss) per share	(0.10)	0.31	(0.16)	(0.04)
Comparable store sales decrease	(17.3)%	(14.9)%	(9.5)%	(6.6)%

	Quarters Ended
	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Net sales	$201,656	$308,687	$178,446	$196,492
Gross profit	75,709	114,904	63,999	68,091
Operating income (loss)	3,165	34,240	(7,358)	(5,197)
Net income (loss)	1,156	20,534	(4,697)	(2,496)
Basic earnings (loss) per share	0.03	0.50	(0.11)	(0.06)
Diluted earnings (loss) per share	0.03	0.50	(0.11)	(0.06)
Comparable store sales decrease	(1.5)%	(7.6)%	(8.2)%	(12.7)%

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

Inflation

        Inflation had some effect on our results of operations in fiscal year 2008, primarily in transportation, utilities and waste management costs. However, in our opinion, the overall effect of inflation has not had a material effect on our results of operations in either fiscal 2009 or 2008. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

        In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted the provisions of SFAS 165 effective April 1, 2009 with no impact to our financial statements.

        In June 2008, the Financial Accounting Standards Board ("FASB") issued a staff position ("FSP") on Emerging Issues Task Force 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Early adoption of this FSP is not permitted. The Company does not believe the impact of the adoption of this FSP will be material.

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 on July 1, 2008, as required for financial assets and liabilities and will adopt the provisions of

SFAS 157 on July 1, 2009 for non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2009, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions which participate on our revolving credit facility, to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors, primarily in Euros. During the fiscal year ended June 30, 2009, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations and were immaterial to us as a whole in the fiscal year ended June 30, 2009.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2009, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material affect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made and such hedging activities have been immaterial, any fluctuations in the exchange rate should not materially affect us.

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

        Interest Rates.    We had no outstanding debt as of June 30, 2009. We had outstanding debt in the amount of $8.5 million and $56.5 million at June 30, 2008, and 2007, respectively. We use our revolving credit facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. However, if a 0.5% increase in rate had occurred during the fiscal year ended June 30, 2009, this increase would not have resulted in an increase in interest expense as we had no amounts outstanding under the revolving credit facility at that time. Any borrowing under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the fiscal year ended June 30, 2009, the LIBOR rates we paid varied from 2.36% to 5.07% while the prime rates we paid varied between 4.0% to 6.0%. During the fiscal year ended June 30, 2008, the LIBOR rate varied from 3.39% to 3.61% while the prime rate was 5.0%. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. Our weighted average interest rate inclusive of commitment fees and amortization of debt issuance costs for the fiscal year ended June 30, 2009 was 11.26%. You can find more information about our debt in Note 3 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K.

Index	Page Number
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2009, and 2008	F-3
Consolidated Statements of Income for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and the year ended December 31, 2006	F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and the year ended December 31, 2006	F-5
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and the year ended December 31, 2006	F-6
Notes to Consolidated Financial Statements for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and the year ended December 31, 2006	F-7

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Control Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2009 to ensure that information required to be disclosed by us in this Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2009, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. That report follows on the next page.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended June 30, 2009 and 2008, the six months ended June 30, 2007, and the year ended December 31, 2006, of Tuesday Morning Corporation and our report dated August 28, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 28, 2009

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2009 Annual Meeting of Stockholders.

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

        There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors that have occurred in the quarter ending June 30, 2009.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2009 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2009 Annual Meeting of Stockholders.

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2009. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,987	$11.37	1,872
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,987	$11.37	1,872

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2009 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2009 Annual Meeting of Stockholders.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

  (3)
  Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
3.1.2
Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)
3.1.3
Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-Q as filed with the Commission on May 2, 2005)
3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K as filed with the Commission on December 20, 2006)
10.1.1
Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†
10.1.2
Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)†
10.1.3
First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.2
Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†

Exhibit No.	Description
10.5.1	Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement as filed with the Commission on April 19, 2004)†
10.5.2
First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.5.3
Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 8, 2007)†
10.7
Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on May 3, 2005)†
10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q as filed with the Commission on May 4, 2007)†
10.11
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 6, 2007)†
10.12	Form of Confidentiality Agreement for directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.13
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.14
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.15
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.16
Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 3, 2008)†
10.17
Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on October 3, 2008)
10.18
Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 10, 2008)†

Exhibit No.	Description
10.19	Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on October 10, 2008)
10.20
Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on October 10, 2008)†
10.21	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 19, 2008.)†
10.22
Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed with the Commission on December 23, 2008)†
10.23
Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 30, 2009)
10.24
First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.25
First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.26
Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.27
Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.28
Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.29
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION

        Date: August 28, 2009

By:	/s/ KATHLEEN MASON Kathleen Mason Chief Executive Officer, and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KATHLEEN MASON Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)	August 28, 2009
/s/ STEPHANIE BOWMAN Stephanie Bowman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2009
/s/ BRUCE A. QUINNELL Bruce A. Quinnell	Chairman of the Board	August 28, 2009
/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	August 28, 2009
/s/ ROBIN P. SELATI Robin P. Selati	Director	August 28, 2009
/s/ DAVID B. GREEN David B. Green	Director	August 28, 2009
/s/ STARLETTE JOHNSON Starlette Johnson	Director	August 28, 2009
/s/ WILLIAM J. HUNCKLER, III William J. Hunckler, III	Director	August 28, 2009

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2009, and 2008	F-3
Consolidated Statements of Operations for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and for the year ended December 31, 2006	F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and for the year ended December 31, 2006	F-5
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and for the year ended December 31, 2006	F-6
Notes to Consolidated Financial Statements for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and for the year ended December 31, 2006	F-7

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2009, and 2008, the six months ended June 30, 2007, and the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended June 30, 2009, and 2008, the six months ended June 30, 2007, and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 28, 2009

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,783	$8,630
Inventories	223,628	240,996
Prepaid expenses and other current assets	10,197	11,292
Deferred income taxes	1,545	—

Total current assets	241,153	260,918

Property and equipment, net	72,356	77,315
Deferred financing costs	4,211	503
Other assets	1,521	3,040

Total Assets	$319,241	$341,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	47,109	63,899
Accrued liabilities	28,765	28,595
Deferred income taxes	—	267
Income taxes payable	1,564	27

Total current liabilities	77,438	92,788

Long-term debt	—	8,500
Deferred rent	4,171	4,163
Deferred income taxes	2,279	3,414

Total Liabilities	83,888	108,865

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 42,836,707, and 41,816,820 shares issued and outstanding as of June 30, 2009 and 2008	428	418
Additional paid-in capital	203,633	201,154
Retained earnings	31,334	31,378
Accumulated other comprehensive loss	(42)	(39)

Total Stockholders' Equity	235,353	232,911

Total Liabilities and Stockholders' Equity	$319,241	$341,776

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,		Six Months Ended June 30, 2007
				Year Ended December 31, 2006
	2009	2008
Net sales	$801,722	$885,281	$408,520	911,107
Cost of sales	505,585	562,578	257,851	568,594

Gross profit	296,137	322,703	150,669	342,513
Selling, general and administrative expenses	293,702	297,852	144,962	284,060

Operating income	2,435	24,851	5,707	58,453
Other income (expense):
Interest expense	(2,748)	(3,928)	(1,158)	(2,298)
Interest income	1	157	146	158
Other income, net	243	1,052	356	1,009

	(2,504)	(2,719)	(656)	(1,131)
Income (loss) before income taxes	(69)	22,132	5,051	57,322
Income tax expense (benefit)	(25)	7,634	1,970	20,893

Net income (loss)	$(44)	$14,498	$3,081	$36,429

Earnings Per Share
Net income per common share:
Basic	$0.00	$0.35	$0.07	$0.88
Diluted	$0.00	$0.35	$0.07	$0.87
Weighted average number of common shares:
Basic	41,505	41,439	41,433	41,392
Diluted	41,505	41,494	41,637	41,647
Dividends per common share	—	—	$0.80	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	41,370	414	191,229	43,763	(44)	235,362
Comprehensive income:
Net income	—	—	—	36,429	—	36,429
Unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	36	36
Comprehensive income	—	—	—	36,429	36	36,465
Shares issued in connection with employee stock option plan/stock purchase plan	53	—	577	—	—	577
Dividends declared	—	—	—	(33,102)	—	(33,102)
Stock-based compensation expense	—	—	4,575	—	—	4,575

Balance at December 31, 2006	41,423	414	196,381	47,090	(8)	243,877
Comprehensive income:
Net income	—	—	—	3,081	—	3,081
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(30)	(30)
Comprehensive income	—	—	—	3,081	(30)	3,051
Shares issued in connection with employee stock option plan/stock purchase plan	17	—	10	—	—	10
Adoption of FIN 48, "Accounting for Uncertainty in Income Taxes"	—	—	—	(145)	—	(145)
Dividends declared	—	—	—	(33,145)	—	(33,145)
Stock-based compensation expense	—	—	1,792	—	—	1,792

Balance at June 30, 2007	41,440	414	198,183	16,881	(38)	215,440
Comprehensive income:
Net income	—	—	—	14,498	—	14,498
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(1)	(1)
Comprehensive income	—	—	—	14,498	(1)	14,497
Shares issued in connection with employee stock incentive plan	377	4	(3)	—	—	1
Stock-based compensation expense	—	—	2,974	(1)	—	2,973

Balance at June 30, 2008	41,817	$418	$201,154	$31,378	$(39)	$232,911
Comprehensive income (loss):
Net income (loss)	—	—	—	(44)	—	(44)
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(3)	(3)
Comprehensive income (loss)	—	—	—	(44)	(3)	(47)
Shares issued in connection with employee stock incentive plan	1,020	10	(10)	—	—	—
Stock-based compensation expense	—	—	2,489	—	—	2,489

Balance at June 30, 2009	42,837	$428	$203,633	$31,334	$(42)	$235,353

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
			Six Months Ended June 30, 2007	Year Ended December 31, 2006
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(44)	$14,498	$3,081	$36,429
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,796	17,483	8,858	16,738
Amortization of financing fees	709	201	93	171
Stock based compensation expense	2,615	3,174	2,011	4,029
Loss on disposal of assets	631	540	418	352
Deferred income taxes	(3,087)	1,407	762	289
Other non-cash items	4	(1)	(232)	37
Change in operating assets and liabilities:
Inventories	17,382	47,621	(46,280)	(11,489)
Prepaid and other current assets	1,095	(5,338)	(337)	1,641
Other assets	1,519	542	1,555	(196)
Accounts payable	(7,095)	(17,367)	(6,061)	13,539
Accrued liabilities	170	(2,628)	(4,711)	(6,438)
Deferred rent	8	(371)	(84)	187
Income taxes payable	1,537	(685)	(14,831)	(977)

Net cash provided by (used in) operating activities	32,240	59,076	(55,758)	54,312

Cash flows from investing activities:
Capital expenditures	(12,475)	(11,562)	(6,655)	(15,701)

Net cash used in investing activities	(12,475)	(11,562)	(6,655)	(15,701)

Cash flows from financing activities:
Payment of dividends to common stockholders	—	—	(33,145)	(33,102)
Borrowings under revolving credit facility	232,756	220,000	185,500	286,500
Repayments under revolving credit facility	(241,256)	(268,000)	(129,000)	(286,500)
Change in cash overdraft	(9,695)	(1,187)	—	—
Proceeds from exercise of common stock options and stock purchase plan purchase	—	—	10	514
Excess tax benefit related to exercise of stock options	—	—	—	63
Payment of financing fees	(4,417)	—	(282)	—

Net cash provided by (used in) financing activities	(22,612)	(49,187)	23,083	(32,525)

Net increase (decrease) in cash and cash equivalents	(2,847)	(1,673)	(39,330)	6,086
Cash and cash equivalents, beginning of period	8,630	10,303	49,633	43,547

Cash and cash equivalents, end of period	$5,783	$8,630	$10,303	$49,633

Supplemental cash flow information:
Interest paid	$1,784	$3,678	$953	$2,078
Income taxes paid (refunds received)	(96)	11,491	16,217	22,039

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We operated 857 discount retail stores in 45 states as of June 30, 2009 (842, 810, and 795 stores at June 30, 2008 and 2007, and December 31, 2006 respectively). We sell close-out home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July. We are generally closed for up to the first two weeks of January and July as we conduct physical inventories at all of our stores.

  (a)
  Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.

  (b)
  Fiscal Year Change—On April 30, 2007, the Board of Directors of the Company approved a change in the Company's fiscal year from December 31 to June 30, effective June 30, 2007. This Form 10-K is an annual report, and includes information for the fiscal years ended June 30, 2009 and 2008, the six-month transitional period ended June 30, 2007 and for the twelve month period ended December 31, 2006. The unaudited financial information for the six-month period ended June 30, 2006 is as follows:

Six Months Ended June 30, 2006
(unaudited)
Total revenues	$395,428
Operating income	15,474
Income before income taxes	15,208

Net income	9,439
Net income per common share:
Basic	$0.23
Diluted	$0.23
  (c)
  Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2009 and 2008, credit card receivables from third party consumer credit card providers were $2.7 million and $5.6 million, respectively.

  (d)
  Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. These capitalized expenses included in ending inventory totaled $26.0 million and $26.8 million at June 30, 2009 and 2008, respectively. We expensed $67.8 million, $71.5 million, $32.4 million, and $69.3 million of such capitalized inventory costs in cost of sales for

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007, and the year ended December 31, 2006, respectively.

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

    Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our accounts and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.

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

  (j)
  Advertising—Costs for television, radio, newspaper, direct mail and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2009, and 2008 were $30,698, and $33,856, respectively, were $15,881 for the six months ended June 30, 2007, and for the year ended December 31, 2006 were $36,134. We do not receive money from vendors to support our advertising expenditures.

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

  (l)
  Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The only financial instruments we carry are our revolving credit facility and foreign currency exchange contracts for merchandise purchases denominated in foreign currency. We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

    We enter into foreign currency forward exchange contracts with major financial institutions which participate on our revolving credit facility to manage and reduce the impact of fluctuations in foreign currency exchange rates on certain contractual merchandise purchases with international vendors between the order and payment dates, which generally approximate 2 to 6 months. We do not utilize derivative financial instruments for trading or speculative purposes.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    We account for our foreign currency forward contracts as cash flow hedges in accordance with Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income (loss) until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income (loss) and into cost of sales when the hedged inventory is sold. Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented. The effect of foreign exchange contracts on our financial position or results of operations is immaterial.

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

  (n)
  Share-Based Compensation—We recognized stock-based compensation costs under the requirements of Statement 123(R) as follows:

	Fiscal years Ended June 30,
			Six-Months Ended June 30, 2007
				Year Ended December 31, 2006
	2009	2008
Total cost of stock-based compensation during the period	$2,630	$3,000	$1,848	$4,575
Amounts capitalized in ending inventory	(1,082)	(1,033)	(455)	(1,372)
Amount recognized and charged to cost of goods sold	1,067	1,207	621	826

Amounts charged against income for the period before tax	$2,615	$3,174	$2,014	$4,029

    Consistent with prior years, the fair value of each stock option granted during the fiscal year ended June 30, 2009 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class. Additionally, we estimate whether the performance conditions of the options are probable to be met for those options awarded with performance conditions. If in the

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    estimate of management, those conditions will not be met, we do not record expenses related to those performance based options. The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.

    These factors were as follows:

	Fiscal Years Ended June 30,
			Six Months Ended June 30, 2007	Year Ended December 31, 2006
	2009	2008
Weighted average risk-free interest rate	1.6-3.4%	2.3-5.1%	3.9-5.1%	4.2-4.4%
Expected life of options (years)	4.4-6.0	4.4-6.0	4.4-6.0	4.4-6.0
Expected stock volatility	49.5-64.8%	41.6-47.9%	42.9-43.5%	35.0%
Expected dividend yield	0.0%	0.0%	5.0%	2.5%
  (o)
  Net Income (loss) Per Common Share—Basic net income (loss) per common share for the fiscal years ended June 30, 2009, and 2008, the six months ended June 30, 2007 and for the year ended December 31, 2006, was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period. Diluted net income (loss) per common share for the fiscal years ended June 30, 2009, 2008, and the six months ended June 30, 2007 and for the year ended December 31, 2006, was calculated by dividing net income (loss) by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Notes 6 and 10.

  (p)
  Recent Accounting Pronouncements—In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted the provisions of SFAS 165 effective April 1, 2009 with no impact to our financial statements.

  In June 2008, the Financial Accounting Standards Board ("FASB") issued a staff position ("FSP") on Emerging Issues Task Force 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Early adoption of this FSP is not permitted. The Company does not believe the impact of the adoption of this FSP will be material.

  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157").

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 on July 1, 2008, as required for financial assets and liabilities and will adopt the provisions of SFAS 157 on July 1, 2009 for non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial statements.

  (q)
  Other Comprehensive Income (Loss)—Comprehensive income (loss) represents our change in equity (net assets), during a period, from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners. The components of comprehensive income (loss) are reported in the Consolidated Statements of Stockholders' Equity. Comprehensive income (loss) includes the change in fair value of our foreign currency forward contracts.

  (q)
  Off-balance Sheet or Variable Interest Arrangements—We do not have off-balance sheet arrangements, transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

  (r)
  Subsequent Events—We have evaluated subsequent events through August 28, 2009 which is the date the financial statements were issued. No material events occurred that required disclosure.

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at:

	June 30,
	2009	2008
Land	$8,504	$8,504
Buildings	41,354	41,043
Furniture and fixtures	83,005	73,493
Equipment	60,405	60,753
Leasehold improvements	12,862	11,758

	206,130	195,551
Less accumulated depreciation	(133,774)	(118,236)

Net property and equipment	$72,356	$77,315

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(3) DEBT

        On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $150.0 million which matures on December 15, 2013 and on January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a "clean down" provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. The revolving credit facility contains certain restrictive covenants, which, affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.

        At June 30, 2009, we had no amounts outstanding under the revolving credit facility, $12.4 million of outstanding letters of credit and availability of $97.8 million under the revolving credit facility. Letters of credit under the revolving credit facility are primarily for self insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes. Our weighted average interest rate inclusive of commitment fees and amortization of debt issuance costs for the fiscal year ended June 30, 2009 was 11.26%.

        As of June 30, 2009, we were in compliance with all required covenants.

(4) ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	June 30,
	2009	2008
Sales tax	$2,268	$2,060
Self-insurance reserves	12,220	12,585
Wages & benefits	6,784	5,579
Property taxes	1,472	1,373
Other expenses	6,021	6,998

Total accrued liabilities	$28,765	$28,595

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(5) INCOME TAXES

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Fiscal Year Ended June 30, 2009
Federal	$2,739	$(2,715)	$24
State and local	184	(233)	(49)

Total	$2,923	$(2,948)	$(25)

Fiscal Year Ended June 30, 2008
Federal	$5,598	$1,262	$6,860
State and local	603	171	774

Total	$6,201	$1,433	$7,634

Six months ended June 30, 2007
Federal	$839	$725	$1,564
State and local	369	37	406

Total	$1,208	$762	$1,970

Year ended December 31, 2006
Federal	$19,409	$417	$19,826
State and local	1,195	(128)	1,067

Total	$20,604	$289	$20,893

        A reconciliation of the expected federal income tax expense (benefit) at the statutory income tax rate to the actual tax expense (benefit) follows (based upon a tax rate of 35%):

	Fiscal Year Ended June 30,		Six Months Ended June 30,	Year Ended December 31,
	2009	2008	2007	2006
Expected federal income tax expense	$(25)	$7,746	$1,768	$20,069
State income taxes, net of related federal tax benefit	139	611	182	398
Other, net	(139)	(723)	20	426

Total tax expense (benefit)	$(25)	$7,634	$1,970	$20,893

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(5) INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	June 30,			December 31,
	2009	2008	2007	2006
Deferred tax assets:
Current:
Other payroll and benefits	$797	$751	$739	$828
Inventory reserves	1,128	441	205	152
Self-insurance reserves	4,534	4,605	4,274	4,391
Stock-compensation	3,408	2,536	1,638	—
Other current liabilities	827	853	905	2,011
Noncurrent:
Deferred rent	1,588	1,593	1,664	1,715

Total gross deferred tax assets	$12,282	$10,779	$9,425	$9,097

Deferred tax liabilities:
Current:
Inventory costs	$6,841	$7,094	$4,424	$2,196
Prepaid supplies	2,307	2,359	2,126	2,024
Non-current:
Property and equipment	3,868	5,007	5,123	6,363

Total gross deferred tax liabilities	13,016	14,460	11,674	10,583

Net deferred tax liability	$734	$3,681	$2,249	$1,486

        We expect the deferred tax assets at June 30, 2009 to be fully recovered and the deferred tax liabilities at June 30, 2009 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of June 30, 2009.

        Accounting for Uncertainty in Income Taxes—The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service (IRS) has concluded an examination of the Company for years ending on or before June 30, 2007.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes " ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $145 increase in the liability for unrecognized tax benefits, which

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(5) INCOME TAXES (Continued)

was accounted for as a decrease to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,148
Additions for tax positions of prior years	27
Settlements	(99)
Balance at June 30, 2007	$1,076
Additions based on tax positions related to current year	57
Additions for tax positions of prior years	(11)
Reductions for tax positions of prior years	(53)

Balance at June 30, 2008	$1,091
Additions for tax positions of prior years	12
Reductions for tax positions of prior years	(68)

Balance at June 30, 2009	$1,035

        The total amount of unrecognized tax benefits (including interest and penalty accruals) as of June 30, 2009 is $1,497. The liability for unrecognized tax benefits is included in the balance sheet under Income Taxes Payable. Included in the balance at June 30, 2008 is $1,091 of tax positions that, if recognized, would affect the effective tax rate. Also, included in the balance at June 30, 2009 are $462 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended June 30, 2009, and 2008, and the six-month period ended June 30, 2007, and the years ended December 31, 2006, we recognized, net of tax effect, $33, $60, $45, and $141 in interest, respectively. We paid interest, net of tax, $13, during the fiscal year ended June 30, 2009, $86 during the six months ended June 30, 2007, and $112 during the year ended December 31, 2006. No interest was paid in the tax year ended June 30, 2008.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2009.

(6) STOCK-BASED INCENTIVE PLANS

        We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the "1997 Plan"), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the "2004 Plan"), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the "2008 Plan") which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us, and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of the Company's common stock on the date of grant in the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of the Company's common stock on the date of the grant in the 2008 Plan.

        Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire in ten years while options granted under the 2008 Plan typically vest over periods of one to three years and expire in ten years. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of June 30, 2009. The exercise prices of the options range between $0.63 and $35.23, which represents market value on the grant date. At June 30, 2009, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. There were 1,331,334 and 540,541 shares available for grant under the 2004 Plan and the 2008 Plan at June 30, 2009, respectively.

        Following is a summary of transactions relating to the 1997 Plan, 2004 Plan and 2008 Plan's options for the fiscal year ended June 30, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2008	2,000	$17.66
Granted during year	1,751	2.14
Forfeited or expired during year	(764)	6.73

Options Outstanding at June 30, 2009	2,987	11.37	6.02	2,492

Exercisable at June 30, 2009	1,787	$16.68	3.92	$287

        The weighted average grant date fair value of share options granted during the fiscal years ended June 30, 2009 and 2008, and the six months ended June 30, 2007 and the calendar year ended December 31, 2006, was $1.01, $1.69, $4.10, and $4.71, respectively. The intrinsic value of vested shares at June 30, 2009 is $287.

        There were no options exercised during the fiscal year ended June 30, 2009. The aggregate intrinsic value of share options exercised was $9 and $139 during the fiscal year ended June 30, 2008 and the six months ended June 30, 2007, respectively. The aggregate intrinsic value of share options exercised during the year ended December 31, 2006 were $332. At June 30, 2009 we had $2,400 of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.5 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.63 - $1.07	610	9.39	$1.06	125	$1.07
$1.07 - $1.24	495	9.58	$1.24	—	$—
$1.24 - $7.43	80	8.81	$5.15	21	$6.00
$7.43 - $8.31	91	2.93	$8.12	77	$8.21
$10.00 - $10.00	467	1.07	$10.00	467	$10.00
$12.38 - $20.02	387	5.97	$16.30	267	$16.73
$20.04 - $35.23	856	4.37	$24.00	830	$23.84

	2,987	6.02	$11.37	1,787	$16.68

        Restricted Stock Awards—Under the terms of the 1997 Plan, the 2004 Plan, and the 2008 Plan, we may also grant restricted stock to compensate certain directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended June 30, 2009 and 2008, and the six months ended June 30, 2007, were $2.45, $5.00, and $14.83, respectively. No Restricted shares were granted in the calendar year ended December 31, 2006. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan expired as of December 29, 2007. As of June 30, 2009, there were 1,151,190 shares of restricted stock outstanding with a weighted average fair value of $1.79 per share under the 2004 Plan and the 2008 Plan. Compensation expense related to restricted shares is recognized ratably over the requisite service period. For restricted shares with performance provisions, we estimate whether the performance conditions of the restricted shares are probable to be met for those shares awarded with performance conditions. If in the estimate of management, those performance conditions will not be met, we do not record expenses related to those performance based restricted shares. All restricted shares with performance requirements were forfeited as of June 30, 2009. Expense recorded for all restricted stock awards totaled $1,136 and $433 for the fiscal years ended June 30, 2009, and 2008, respectively. The expense totaled $49 for the six months ended June 30, 2007. At June 30, 2009, we had $1,400 of total unrecognized stock-based compensation

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

expense related to restricted stock awards that is expected to be recognized over a weighted average period of 2.2 years. There was no expense for the years ended December 31, 2006.

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2008	376	$5.00
Granted during year	1,830	2.45
Vested during year	(245)	4.48
Forfeited during year	(810)	3.93

Outstanding at June 30, 2009	1,151	$1.79

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

Fiscal Years Ending June 30,
2010	$63,012
2011	51,953
2012	40,466
2013	26,372
2014	11,318
Thereafter	4,070

Total minimum rental payments	$197,191

        Rent expense for the fiscal years ended June 30, 2009, and 2008 were $80,144 and $74,937, respectively, and $35,184 for the six months ended June 30, 2007. Rent expense for 2006, was $65,366. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan. Subject to Internal Revenue Service Regulations, we match each

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(8) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM (Continued)

participant's contribution up to 4% of participant's compensation. We expensed contributions of $972 and $930 for the fiscal years ended June 30, 2009, and 2008 and $466 during the six months ended June 30, 2007. We expensed contributions of $872 during the year ended December 31, 2006.

        Prior to December 31, 2007, we offered participation in a stock purchase program for full time employees after completion of 90 days of continuous employment. This stock purchase plan was terminated effective December 31, 2007. We expensed our contributions as incurred. The contributions were immaterial for all reported years.

(9) LEGAL PROCEEDINGS

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The plaintiffs have appealed this ruling and oral argument has been scheduled. In addition, some plaintiffs may choose to pursue their claims individually. We do not expect any of these complaints to have a material impact on our financial statements.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. This matter is presently set for trial in September 2009. A companion lawsuit alleging the same claims was filed on December 26, 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(10) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended June 30,
			Six Months Ended June 30, 2007
				Year Ended December 31, 2006
	2009	2008
Basic Earnings Per Share:
Net income (loss)	$(44)	$14,498	$3,081	$36,429

Weighted average number of common shares outstanding	41,505	41,439	41,433	41,392

Basic earnings (loss) per common share	$(0.00)	$0.35	$0.07	$0.88

Diluted Earnings Per Share:
Net income (loss)	$(44)	$14,498	$3,081	$36,429

Dilutive effect of employee stock options	—	55	204	255
Weighted average number of common shares outstanding	41,505	41,439	41,433	41,392

Weighted average number of common shares and dilutive effect of outstanding employee stock options	41,505	41,494	41,637	41,647

Diluted earnings per common share	$(0.00)	$0.35	$0.07	$0.87

        Options representing the rights to purchase common stock of 1,787,000 shares and restricted stock awards of 1,151,000 were excluded in the earnings per share calculation for June 30, 2009, because the assumed exercise of such options would have been anti-dilutive. Options representing the rights to purchase common stock of 1,597,000 shares at June 30, 2008, 888,000 at June 30, 2007, and 776,000 at December 31, 2006, had exercise prices greater than the average quoted market price for our common stock. These shares were not included in the diluted earnings (loss) per share calculation because the assumed exercise of such options would have been anti-dilutive.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the years ended June 30, 2009 and 2008:

	Quarters Ended(1)
	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Net sales	$173,401	$272,650	$167,000	$188,671
Gross profit	64,156	100,895	60,978	70,108
Operating income (loss)	(6,754)	20,580	(9,388)	(2,003)
Net income (loss)	(4,297)	12,711	(6,828)	(1,630)
Basic earnings (loss) per share	$(0.10)	$0.31	$(0.16)	$(0.04)
Diluted earnings (loss) per share	$(0.10)	$0.31	$(0.16)	$(0.04)

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Quarters Ended(1)
	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Net sales	$201,656	$308,687	$178,446	$196,492
Gross profit	75,709	114,904	63,999	68,091
Operating income (loss)	3,165	34,240	(7,358)	(5,197)
Net income (loss)	1,156	20,534	(4,697)	(2,496)
Basic earnings (loss) per share	$0.03	$0.50	$(0.11)	$(0.06)
Diluted earnings (loss) per share	$0.03	$0.50	$(0.11)	$(0.06)

(1)
A significant portion of our revenues and net earnings are realized during the period from October through December.

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-Q as filed with the Commission on May 2, 2005)
3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K as filed with the Commission on December 20, 2006)
10.1.1	Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†
10.1.2	Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)†
10.1.3	First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.2	Stockholders Agreement, dated as of December 29, 1997, by and among the Company, Madison Dearborn Capital Partners II, L.P. and the executives listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.5.1	Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement as filed with the Commission on April 19, 2004)†
10.5.2	First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.5.3	Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 8, 2007)†
10.7	Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on May 3, 2005)†

Exhibit No.	Description
10.10	Description of Directors Compensation (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q as filed with the Commission on May 4, 2007)†
10.11	Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 6, 2007)†
10.12	Form of Confidentiality Agreement for directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.13	Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.14	Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.15	Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.16	Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 3, 2008)†
10.17	Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on October 3, 2008)
10.18	Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 10, 2008)†
10.19	Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on October 10, 2008)
10.20	Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on October 10, 2008)†
10.21	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 19, 2008.)†
10.22	Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed with the Commission on December 23, 2008)†

Exhibit No.	Description
10.23	Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 30, 2009)
10.24	First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.25	First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.26	Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.27	Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.28	Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.29	Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Comparison of Total Return of the Company, Peer Group and Broad Market
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG TUESDAY MORNING CORP., S&P 500 INDEX AND S&P 500 RETAILING INDEX
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
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Tuesday Morning Corporation Consolidated Balance Sheets (In thousands, except for share data)
Tuesday Morning Corporation Consolidated Statements of Operations (In thousands, except per share data)
Tuesday Morning Corporation Consolidated Statements of Stockholders' Equity (In thousands)
Tuesday Morning Corporation Consolidated Statements of Cash Flows (In thousands)
TUESDAY MORNING CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in thousands, except for per share amounts)
Estimated Useful Lives
EXHIBIT INDEX