Form 10-Q
period 2009-09-30
TUESDAY MORNING CORP/DE
filed 2009-10-30
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2009
Common Stock, par value $0.01 per share	42,836,707

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

Readers are referred to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2009 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•                                          uncertainties regarding our ability to open, relocate and expand  stores in new and existing markets and operate these stores on a profitable basis;

•                                          conditions affecting consumer spending and the impact, depth and duration of the current economic downturn;

•                                          inclement weather

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2009 (unaudited) and June 30, 2009

(In thousands, except per share data)

	September 30, 2009	June 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$5,602	$5,783
Inventories	280,716	223,628
Prepaid expenses and other current assets	14,472	10,197
Deferred income taxes	—	1,545
Total current assets	300,790	241,153

Property and equipment, net	71,961	72,356
Deferred financing costs	3,975	4,211
Other assets	1,222	1,521

Total Assets	$377,948	$319,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,246	$47,109
Accrued liabilities	32,888	28,765
Income taxes payable	77	1,564
Deferred income taxes	576	—
Total current liabilities	135,787	77,438

Revolving credit facility	5,300	—
Deferred rent	3,506	4,171
Income tax payable – non current	612	—
Deferred income taxes	2,009	2,279

Total Liabilities	147,214	83,888

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 42,836,707 shares issued and outstanding at September 30, 2009 and 42,836,707 shares issued and outstanding at June 30, 2009	428	428
Additional paid-in capital	203,669	203,633
Retained earnings	26,673	31,334
Accumulated other comprehensive loss	(36)	(42)

Total Stockholders’ Equity	230,734	235,353

Total Liabilities and Stockholders’ Equity	$377,948	$319,241

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008

Net sales	$165,867	$173,401
Cost of sales	102,488	109,245
Gross profit	63,379	64,156
Selling, general and administrative expenses	70,312	70,910
Operating loss	(6,933)	(6,754)
Other income (expense):

Interest expense	(751)	(411)
Other income (expense), net	(14)	80
	(765)	(331)
Loss before income taxes	(7,698)	(7,085)
Income tax benefit	(3,037)	(2,788)

Net loss	$(4,661)	$(4,297)

Loss Per Share
Net loss per common share:
Basic	$(0.11)	$(0.10)
Diluted	$(0.11)	$(0.10)
Weighted average number of common shares:
Basic	41,686	41,441
Diluted	41,686	41,441

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended September 30,
	2009	2008

Net cash flows from operating activities:
Net loss	$(4,661)	$(4,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,929	4,212
Amortization of financing fees	236	50
Deferred income taxes	1,443	—
Loss on disposal of assets	222	139
Stock-based compensation	533	709
Other	6	(44)
Change in operating assets and liabilities:
Inventories	(57,176)	(65,940)
Prepaid and other assets	(3,976)	(8,986)
Accounts payable	51,000	45,941
Accrued liabilities	3,393	2,226
Deferred rent	65	(36)
Income taxes payable	(875)	1,585
Net cash used in operating activities	(5,861)	(24,441)
Net cash flows from investing activities:
Capital expenditures	(3,757)	(3,637)
Net cash used in investing activities	(3,757)	(3,637)
Net cash flows from financing activities:
Borrowings under revolving credit facility	33,954	63,000
Repayments under revolving credit facility	(28,654)	(35,000)
Change in cash overdraft	4,137	(3,665)
Proceeds from exercise of common stock options and stock purchase plan purchases	—	1
Net cash provided by financing activities	9,437	24,336
Net decrease in cash and cash equivalents	(181)	(3,742)
Cash and cash equivalents, beginning of period	5,783	8,630
Cash and cash equivalents, end of period	$5,602	$4,888

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.                 Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the year ended June 30, 2009.  Due to the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire fiscal year.

The balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2009.  We operate our business as a single operating segment.

We have evaluated subsequent events through the time and date of the filing of these financial statements.  No events occurred that required disclosure.

2.             Stock-based compensation — We account for our stock-based compensation plan in accordance with Accounting Standards Codification (“ASC”) 718 (formerly Statement of Financial Accounting  Standards (“SFAS”) No. 123R), “Share Based Payment.”  Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) which allow for the granting of stock options to directors, officers, key employees of, and certain other key individuals who perform services for, us and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire in ten years while options granted under the 2008 Plan typically vest over periods of one to three years and expire in ten years. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of September 30, 2009. The exercise prices of the options range between $0.63 and $35.23, which represents fair market value on the grant date of the shares of common stock into which such options are exercisable. At September 30, 2009, all shares available under the 1997 Plan had been granted and the 1997 Plan expired pursuant to its terms as of December 29, 2007, although certain awards remain outstanding under the 1997 Plan.  There were 1,331,334 shares and 540,541 shares available for grant under the 2004 Plan and 2008 Plan at September 30, 2009, respectively.  Stock options are awarded with a strike price equal to the average of the high and low trading prices of the Company’s common stock on the date of grant in the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price equal to the closing price of the Company’s common stock on the date of the grant in the 2008 Plan.

Under the terms of the 2004 Plan and the 2008 Plan, we may also grant restricted stock to compensate certain directors, officers, key employees of, and certain other key individuals who perform services for, us and our subsidiaries. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award. As of September 30, 2009 there were 1,151,190 shares of restricted stock outstanding with a weighted average fair value of $1.79 per share under the 2004 Plan and 2008 Plan.

During the quarters ended September 30, 2009 and 2008, we recognized stock-based compensation expense as follows (in thousands):

	2009	2008

Total cost of stock-based compensation during the period	$444	$855
Amounts capitalized in ending inventory	(181)	(402)
Amounts recognized in expense previously capitalized	269	256
Amounts charged against income for the period before tax	$532	$709

3.               Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the three-month period ended September 30, 2009 was $4.7 million while comprehensive loss was $4.3 million for the three-month period ended September 30, 2008.

4.               Commitments and Contingencies — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The plaintiffs have appealed this ruling and oral argument has taken place, but there has been no ruling. In addition, some plaintiffs may choose to pursue their claims individually. We do not expect any of these complaints to have a material impact on our financial statements.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. Trial on this matter began in September 2009. A companion lawsuit alleging the same claims was filed in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

In September 2009, we received notice of a judgment filed in the District County Court of Texas in and for the County of Bexar.  The plaintiff claimed violations under the Equal Employment Opportunity Act (EEOC).  We have appealed the judgment and do not expect it to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.               Earnings per common share — The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,
	2009	2008
	(in thousands, except per share amounts)
Basic loss per share:
Net loss	$(4,661)	$(4,297)
Weighted average number of common shares outstanding	41,686	41,441
Net loss per common share	$(0.11)	$(0.10)

Diluted loss per share:
Net loss	$(4,661)	$(4,297)
Dilutive effect of employee stock options and restricted stock awards	—	—
Weighted average number of common shares outstanding	41,686	41,441
Weighted average number of common shares and diluted effect of outstanding employee stock options	41,686	41,441
Net loss per common share	$(0.11)	$(0.10)

Options of 2,981,292 and restricted stock awards of 1,151,190 were excluded from the diluted earnings per share calculation for September 30, 2009, because the options and awards would have been anti-dilutive in a net loss quarter. Options of 2,600,065 and restricted stock awards of 1,128,320 were excluded from the diluted earning per share calculations for September 30, 2008, because the awards would have been anti-dilutive in a net loss quarter.

6.               Revolving credit facility — On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013 and on January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. The revolving credit facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of September 30, 2009, we were in compliance with all required covenants.

At September 30, 2009, we had $5.3 million outstanding under the revolving credit facility, $12.4 million of outstanding letters of credit and availability of $130.9 million under the revolving credit facility. Letters of credit under the revolving credit facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes. The weighted average interest rate for prime rate loans at September 30, 2009 was 6.0%.  There were no LIBOR loans during the quarter ended September 30, 2009.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only material financial instrument we carry is our revolving credit facility.  We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

7.               Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for all tax years through June 30, 2007.  The effective tax rate for the quarter ended September 30, 2009 was 39.5% compared to 39.4% for the same quarter last year.  As of the end of the first quarter of fiscal year 2010, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting fiscal 2010 profit or loss.

8.            Cash and Cash Equivalents — Credit card receivables of $3.5 million and $2.7 million at September 30, 2009 and June 30, 2009, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

9.               Recent Accounting Pronouncements — In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 260-10-45 (formerly Emerging Issues Task Force 03-6-1) “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.”  ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company adopted the provisions of ASC 260-10-45 on its consolidated financial statements effective July 1, 2009 with no material impact to the financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification  (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system along with original references. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 850 discount retail stores in 43 states as of September 30, 2009. We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the first quarter of fiscal 2010 were 3.2% of sales versus 4.3% of sales for the same period last year.  We believe this strategy has and will contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone thereby allowing us to continue to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our forecasts for the holiday season are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2009 would result in a decline in gross profit and diluted earnings per share for the first quarter of fiscal 2009 of $1.4 million and $0.03, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we may encounter.

Our ability to continuously attract buying opportunities for closeout merchandise, and to anticipate consumer demand as closeout merchandise becomes available, represents an uncertainty in our business. By their nature, specific closeout merchandise items are generally only available from manufacturers or vendors on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortage of closeout merchandise in the near future, we cannot assure that manufacturers or vendors will continue to make desirable closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. Since this uncertainty is a by-product of our business, we expect it to be an ongoing concern.

The stability of our earnings is also heavily influenced by macroeconomic factors. As the economy improves or worsens our business is often similarly impacted. Macroeconomic factors, such as the current conditions in the debt and housing markets and unemployment, have impacted and will continue to impact our business by decreasing the disposable income of our potential consumers. The decline in consumer confidence levels has also had a negative impact on consumers’ ability and willingness to spend discretionary income. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of visibility or certainty with respect to our future earnings.

Net sales for the first quarter of fiscal 2010 were approximately $165.9 million, a decrease of 4.3% compared to the same period last year. Comparable store sales for the quarter ended September 30, 2009, decreased by 5.8% compared to the same period last year which was primarily due to a decline in customer traffic and a decrease in average ticket.  Comparable store sales have decreased for this and the prior eight quarters.  Net loss for the quarter was $4.7 million and loss per share was $0.11.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened ten new stores and closed seventeen existing stores during the first quarter of fiscal 2010. In addition, we relocated nine existing stores.

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

	Three Months Ended September 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	61.8	63.0
Gross profit	38.2	37.0
Selling, general and administrative expense	42.4	40.9
Operating loss	(4.2)	(3.9)
Net interest expense and other income (expense)	(0.4)	(0.2)
Loss before income taxes	(4.6)	(4.1)
Income tax benefit	(1.8)	(1.6)
Net loss	(2.8)%	(2.5)%

Three Months Ended September 30, 2009

Compared to the Three Months Ended September 30, 2008

During the first quarter of fiscal 2010, net sales decreased to $165.9 million from $173.4 million, a decrease of $7.5 million, or 4.3%, compared to the quarter ended September 30, 2008.  The decrease in first quarter sales was primarily due to a 5.8% decrease in comparable store sales, partially offset by an increase of $1.9 million in new store sales. The decrease in comparable sales for the first quarter of fiscal 2010 was comprised of a 1.7% decrease in the average number of transactions and a 4.1% decrease in average transaction amount. Average store sales for the first quarter of fiscal 2010 decreased 5.1% compared to the same period last year. Comparable store sales and sales per store decreased primarily due to lower average transaction amounts. Management believes average transaction amounts were lower due to a number of factors, including an increase in the supply of home furnishing products, the highly competitive promotional environment of the home furnishings retail sector, decreased discretionary income of consumers due to the current economic downturn and continued weakness in the housing market.

Gross profit decreased $0.8 million, or 1.2%, to $63.4 million for the three months ended September 30, 2009 as compared to $64.2 million for the same quarter last year.  This decline was primarily the result of lower sales volume. Our gross profit percentage increased from 37.0% for the first quarter of fiscal 2009 to 38.2% for the first quarter of fiscal 2010. This increase of 1.2 % in gross profit percentage was primarily due to a 1.1% decrease in markdowns as a percentage of sales, primarily due to improved sell-through rates of aged inventory as well as a decrease in freight expenses due to a decline in fuel surcharges.

Selling, general and administrative expenses decreased $0.6 million, or 0.8%, to $70.3 million in the first quarter of fiscal 2010 from $70.9 million in the same quarter last year.  The decrease was primarily attributable to a decrease in advertising of $1.0 million.  As a percentage of net sales, these expenses increased 1.5% to 42.4% in the first quarter of fiscal 2010 from 40.9% in the same quarter last year which was primarily due to a decrease in our average store sales.  Selling, general and administrative expenses per average store were $82,000 this quarter compared to $84,000 in the same quarter last year, a decrease of 1.7%.

The income tax benefit for the quarter ended September 30, 2009 was $3.0 million versus $2.8 million for the same period last year.  The effective tax rate for the quarters ended September 30, 2009 and 2008 was 39.5% and 39.4%, respectively.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flows will continue to be utilized for the expansion of our business.  Our borrowings have historically peaked in the quarter ended September 30 as we build inventory levels prior to the holiday selling season.  However, our borrowings were lower during the quarter ended September 30, 2009 compared to the same quarter in prior years due to a reduction in our inventory levels to match current customer demand.  Given the seasonality of our business, the amount of borrowings under our revolving credit facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the three months ended September 30, 2009 and 2008 was $5.9 million and $24.4 million, respectively, representing a $18.5 million decrease. The $5.9 million use of cash in the first quarter of fiscal 2010 was primarily due to an increase in our inventories of $57.2 million offset by an increase in our accounts payable of $51.0 million.  The increases were primarily due to inventory purchases during the first quarter of fiscal 2010 in preparation for the upcoming holiday season.  Our overall purchases for the first fiscal quarter of 2010 were slightly less than the same period last year.  There has been no material change in our payment policy to vendors.

Capital expenditures principally associated with new store openings or enhancements and warehouse and office equipment were $3.8 million and $3.6 million for the three months ended September 30, 2009 and 2008, respectively. The increase in capital expenditures was primarily related to systems improvements, distribution center equipment and store fixtures.  We expect to spend approximately $17.1 million for additional capital expenditures during the remainder of fiscal 2010, which will include the opening of new stores, store expansions, relocations of existing stores, enhancements of selected stores and purchases of equipment for our distribution center and corporate office.

Net cash provided by financing activities of $9.4 million for the three months ended September 30, 2009 is primarily from borrowings under our revolving credit facility of $34.0 million net of repayments of $29.0 million.

On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013 and on January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. The revolving credit facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of September 30, 2009, we were in compliance with all required covenants.

At September 30, 2009, we had $5.3 million outstanding under the revolving credit facility, $12.4 million of outstanding letters of credit and availability of $130.9 under the revolving credit facility. Letters of credit under the revolving credit facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.   The weighted average interest rate for prime rate loans at September 30, 2009 was 6.0%.  There were no LIBOR loans during the quarter ended September 30, 2009.

Store Openings/Closings

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Fiscal Year Ended June 30, 2009

Stores open at beginning of period	857	842	842
Stores opened during the period	10	12	35
Stores closed during the period	(17)	(3)	(20)
Stores open at end of period	850	851	857

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 260-10-45 (formerly Emerging Issues Task Force 03-6-1) “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.”  ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company adopted the provisions of ASC 260-10-45 on its consolidated financial statements effective July 1, 2009 with no material impact to the financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification  (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system along with original references. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of September 30, 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2009.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2009 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The plaintiffs have appealed this ruling and oral argument has taken place, but there has been no ruling. In addition, some plaintiffs may choose to pursue their claims individually. We do not expect any of these complaints to have a material impact on our financial statements.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. Trial on this matter began in September 2009. A companion lawsuit alleging the same claims was filed in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

In September 2009, we received notice of a judgment filed in the District County Court of Texas in and for the County of Bexar.  The plaintiff claimed violations under the Equal Employment Opportunity Act (EEOC).  We have appealed the judgment and do not expect it to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended June 30, 2009.

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

*The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 30, 2009	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

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

*The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.