Form 10-Q
period 2009-12-31
TUESDAY MORNING CORP/DE
filed 2010-01-28
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2010
Common Stock, par value $0.01 per share	42,923,757

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2009 (unaudited) and June 30, 2009

(In thousands, except per share data)

	December 31, 2009	June 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$57,690	$5,783
Inventories	241,245	223,628
Prepaid expenses and other current assets	5,997	10,197
Deferred income taxes	1,441	1,545
Total current assets	306,373	241,153

Property and equipment, net	72,466	72,356
Deferred financing costs	3,739	4,211
Other assets	964	1,521

Total Assets	$383,542	$319,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,125	$47,109
Accrued liabilities	36,703	28,765
Income taxes payable	7,147	1,564
Total current liabilities	127,975	77,438

Deferred rent	3,480	4,171
Income tax payable — non current	618	—
Deferred income taxes	1,817	2,279

Total Liabilities	133,890	83,888

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 41,903,965 shares issued and outstanding at December 31, 2009 and 42,836,707 shares issued and outstanding at June 30, 2009	429	428
Additional paid-in capital	204,035	203,633
Retained earnings	45,123	31,334
Accumulated other comprehensive loss	65	(42)

Total Stockholders’ Equity	249,652	235,353

Total Liabilities and Stockholders’ Equity	$383,542	$319,241

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net sales	$289,615	$272,650	$455,482	$446,051
Cost of sales	180,152	171,755	282,640	281,000
Gross profit	109,463	100,895	172,842	165,051
Selling, general and administrative expenses	79,295	80,315	149,607	151,227
Operating income	30,168	20,580	23,235	13,824
Other income (expense):
Interest income	2	—	2	1
Interest expense	(705)	(717)	(1,455)	(1,127)
Other income, net	103	192	88	271
	(600)	(525)	(1,365)	(855)
Income before income taxes	29,568	20,055	21,870	12,969
Income tax expense	11,118	7,344	8,081	4,556

Net income	$18,450	$12,711	$13,789	$8,413

Earnings Per Share
Net income per common share:
Basic	$0.43	$0.31	$0.32	$0.20
Diluted	$0.43	$0.31	$0.32	$0.20
Weighted average number of common shares:
Basic	41,801	41,462	41,743	41,451
Diluted	42,234	41,587	42,230	41,597

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended December 31,
	2009	2008

Net cash flows from operating activities:
Net income	$13,789	$8,413
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,936	8,446
Amortization of financing fees	472	226
Deferred income taxes	(858)	(3,910)
Loss on disposal of assets	346	185
Stock-based compensation	1,096	1,140
Other non-cash items	107	4
Change in operating assets and liabilities:
Inventories	(17,810)	(19,885)
Prepaid and other assets	4,757	2,363
Accounts payable	31,377	958
Accrued liabilities	7,938	3,453
Deferred rent	(691)	(120)
Income taxes payable	6,201	4,269
Net cash provided by operating activities	54,660	5,542

Net cash flows from investing activities:
Capital expenditures	(8,392)	(7,032)
Net cash used in investing activities	(8,392)	(7,032)

Net cash flows from financing activities:
Repayments under revolving credit facility	(61,605)	(153,941)
Proceeds under revolving credit facility	61,605	147,471
Change in cash overdraft	5,639	8,444
Payment of debt financing costs	—	(3,275)
Net cash provided by (used in) financing activities	5,639	(1,301)
Net increase (decrease) in cash and cash equivalents	51,907	(2,791)
Cash and cash equivalents, beginning of period	5,783	8,630
Cash and cash equivalents, end of period	$57,690	$5,839

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire in ten years while options granted under the 2008 Plan typically vest over periods of one to three years and expire in ten years. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of December 31, 2009. The exercise prices of the options range between $0.63 and $35.23, which represents fair market value on the grant date of the shares of common stock into which such options are exercisable. At December 31, 2009, all shares available under the 1997 Plan had been granted and the 1997 Plan expired pursuant to its terms as of December 29, 2007, although certain awards remain outstanding under the 1997 Plan.  There were 1,215,202 shares and 593,041 shares available for grant under the 2004 Plan and 2008 Plan at December 31, 2009, respectively.  Stock options are awarded with a strike price equal to the average of the high and low trading prices of the Company’s common stock on the date of grant in the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price equal to the closing price of the Company’s common stock on the date of the grant in the 2008 Plan.

Under the terms of the 2004 Plan and the 2008 Plan, we may also grant restricted stock to compensate certain directors, officers, key employees of, and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award. As of December 31, 2009 there were 990,292 shares of restricted stock outstanding with a weighted average fair value of $2.04 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation expense recognized in the three-month and six-month periods ended December 31, 2009, was as follows (in thousands):

	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009

Total cost of stock-based compensation during the period	$459	$903
Amounts capitalized in ending inventory	(181)	(363)
Amounts recognized in expense previously capitalized	287	556

Amounts charged against income for the period before tax	$565	$1,096

3.       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive income for the quarters ended December 31, 2009 and 2008 was $18.5 million and $12.7 million, respectively, while comprehensive income for the six-month period ended December 31, 2009, and 2008 was $13.8 million and $8.4 million, respectively.

4.        Commitments and Contingencies — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the plaintiffs have subsequently filed a petition for review by the California Supreme Court. In addition, some plaintiffs have chosen to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. We do not expect any of these complaints to have a material impact on our financial statements.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The first phase of this trial occurred in September and October of 2009 and the court ruled that the plaintiffs failed to meet their burden of proof with respect to the meal and rest period and overtime claims presented in that phase of the trial.  The second phase of this trial regarding the remaining overtime claims of certain plaintiffs is expected to commence in March 2010.  A final judgment has not been rendered in this case and it is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal.  A companion lawsuit alleging the same claims was filed in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

In September 2009, we received notice of a judgment filed in the District County Court of Texas in and for the County of Bexar.  The plaintiff, a former employee, claimed violations under the Equal Employment Opportunity Act (EEOC).  We have appealed the judgment and the matter has been ordered for mediation in February of 2010.  We do not expect it to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.         Earnings per common share — The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31		Six Months Ended December 31
(in thousands, except per share data)	2009	2008	2009	2008

Basic earnings per share:
Net income	$18,450	$12,711	$13,789	$8,413
Less: Income to participating securities	(457)	—	(356)	—
Income available to common stockholders	17,993	12,711	13,433	8,413
Weighted average number of common shares outstanding	41,801	41,462	41,743	41,451
Net income per common share	$0.43	$0.31	$0.32	$0.20

Diluted earnings per share:
Income available to common stockholders	$17,993	$12,711	$13,433	$8,413

Dilutive effect of employee stock options and restricted stock	433	125	487	146
Weighted average number of common shares outstanding	41,801	41,462	41,743	41,451
Weighted average number of common shares and diluted effect of outstanding employee stock options and restricted stock	42,234	41,587	42,230	41,597

Net income per common share	$0.43	$0.31	$0.32	$0.20

For the quarter ended December 31, 2009, and 2008, 1,874,650 and 1,977,045 options, respectively, were excluded because exercise prices were in excess of the average market price.  For the six-months ended December 31, 2009, and 2008, 1,870,260 and 1,986,785 options, respectively, were excluded because exercise prices were in excess of the average market price.

6.        Revolving credit facility — On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013, and on January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. The revolving credit facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity.  The amount that can be drawn on the Facility at any given time is determined based on percentages of certain inventory and credit card receivables. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of December 31, 2009, we were in compliance with all required covenants.

At December 31, 2009, we had no outstanding amounts under the revolving credit facility, $12.3 million of outstanding letters of credit and availability of $106.3 million under the revolving credit facility. Letters of credit under the revolving credit facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.  There were no LIBOR loans during the six-months ended December 31, 2009.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only material financial instrument we carry is our revolving credit facility.  We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

7.       Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for all tax years through June 30, 2007.  The effective tax rates for the quarter and six-months ended December 31, 2009 and December 31, 2008 were 37.6% and 37.0% compared to 36.6% and 35.1%, respectively.  The effective tax rate is higher in the quarter and six-months ended December 31, 2009 as compared to the quarter and six-months ended December 31, 2008 primarily due to an increase in state income taxes.  As of the end of the second quarter of fiscal year 2010, the Company’s annual effective tax rate could not be reliably estimated as a result of the difficulty in forecasting fiscal 2010 tax profit or loss.  As a result, we used the actual effective tax rate for the six months ended December 31, 2009 in determining income tax expense.

8.        Cash and Cash Equivalents — Credit card receivables of $5.1 million and $2.7 million at December 31, 2009 and June 30, 2009, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less are considered to be cash equivalents.

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

Introduction

We operated 858 discount retail stores in 43 states as of December 31, 2009. We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

In response to increased competition in the retail home furnishings and housewares industries, we have been focused internally on various strategic initiatives that we believe have and will continue to offset the impact of this trend including, but not limited to:

•                  striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of our customer base

•                  continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations including whether to close or relocate them

•                  seeking to improve overall supply chain efficiency including reviewing operational practices such as freight costs, vendor payment terms, distribution processes and increasing inventory turns

•                  striving to optimize our marketing plan by maximizing traffic

•                  increasing comparable store sales

•                  expanding the current customer base

•                  increasing cost efficiency

•                  striving to optimize our purchasing of inventory to best match customer demand.

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the second quarter of fiscal 2010 were 4.9% of sales versus 5.2% of sales for the same period last year.  We believe this strategy has and will contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone thereby allowing us to continue to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at December 31, 2009 would result in a decline in gross profit and diluted earnings per share for the second quarter of fiscal 2010 of $1.2 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we may encounter.

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

Net sales for the second quarter of fiscal 2010 were approximately $289.6 million, an increase of 6.2% compared to the same period last year. Comparable store sales for the quarter ended December 31, 2009, increased by 5.1% compared to the same period last year which was primarily due to an increase in customer traffic offset by a slight decrease in average ticket.  Net income for the quarter was $18.5 million and diluted earnings per share was $0.43.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened eight new stores and did not close any existing stores during the second quarter of fiscal 2010. In addition, we relocated three existing stores.

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	62.9	62.1	63.0
Gross profit	37.8	37.1	37.9	37.0
Selling, general and administrative expense	27.4	29.5	32.8	33.9
Operating income	10.4	7.6	5.1	3.1
Net interest expense and other income (expense)	(0.2)	(0.2)	(0.3)	(0.2)
Income before income taxes	10.2	7.4	4.8	2.9
Income tax expense	3.8	2.7	1.8	1.0

Net income	6.4%	4.7%	3.0%	1.9%

Three Months Ended December 31, 2009

Compared to the Three Months Ended December 31, 2008

During the second quarter of fiscal 2010, net sales increased to $289.6 million from $272.7 million, an increase of $16.9 million, or 6.2%, compared to the quarter ended December 31, 2008.  The increase in second quarter sales was primarily due to a 5.1% increase in comparable store sales and an increase of $3.5 million in new store sales. The increase in comparable sales for the second quarter of fiscal 2010 was comprised of a 5.3% increase in the average number of transactions and a 0.2% decrease in average transaction amount. Average store sales for the second quarter of fiscal 2010 increased 6.6% compared to the same period last year. Comparable store sales and sales per store increased primarily due to a higher average number of transactions. Management believes the average number of transactions were higher due primarily to an improvement in the economy combined with consumers’ focus on value during the holiday season.

Gross profit increased $8.6 million, or 8.5%, to $109.4 million for the  quarter ended December 31, 2009 as compared to $100.9 million for the same quarter last year.  This increase was primarily the result of higher sales volume. Our gross profit percentage increased from 37.0% for the second quarter of fiscal 2009 to 37.8% for the second quarter of fiscal 2010. This increase of 0.8% in gross profit percentage was primarily due to a 0.3% decrease in markdowns as a percentage of sales due to improved sell-through rates of aged inventory combined with a 0.3% decrease in shrink as a percentage of sales.  Additionally, freight costs as a percentage of sales decreased 0.1%.

Selling, general and administrative expenses decreased $1.0 million, or 1.3%, to $79.3 million in the second quarter of fiscal 2010 from $80.3 million in the same quarter last year.  The decrease was primarily attributable to a decrease in advertising of $1.9 million offset by an increase in legal fees of $0.4 million due to ongoing litigation and an increase in store supplies of $0.4 million due to increased store traffic.  As a percentage of net sales, these expenses decreased 2.1% to 27.4% in the second quarter of fiscal 2010 from 29.5% in the same quarter last year which was primarily due to an increase in our average store sales.  Selling, general and administrative expenses per average store were $93,000 this quarter compared to $94,000 in the same quarter last year, a decrease of 1.1%.

The income tax expense for the quarter ended December 31, 2009 was $11.1 million versus $7.3 million for the same period last year.  The effective tax rate for the quarters ended December 31, 2009 and 2008 was 37.6% and 36.6%, respectively.  The effective tax rate is higher in the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 primarily due to an increase in state income taxes.

Six Months Ended December 31, 2009

Compared to the Six Months Ended December 31, 2008

During the six months-ended December 31, 2009, net sales increased to $455.5 million from $446.1 million, an increase of $9.4 million or 2.1% compared to the six-month period ended December 31, 2008. The increase in sales for the first six months of fiscal 2010 was primarily due to an 0.8% increase in comparable store sales. The increase in comparable sales for the first six months of fiscal 2010 was comprised of a 2.5% increase in the average number of transactions offset by a 1.7% decrease in the average transaction amount.  Total average store sales for the first six months of fiscal 2010 increased 1.9% when compared to the same prior year period.  Comparable store sales and sales per store increased primarily due to higher traffic levels.  Management believes the average number of transactions were higher due primarily to an improvement in the economy combined with consumers’ focus on value during the holiday season.

Gross profit increased $7.8 million, or 4.7%, to $172.8 million for the six-months ended December 31, 2010 as compared to $165.1 million for the same six-month period last year.  This increase was primarily the result of higher sales volume.  In the six-month period ended December 31, 2010, our gross profit percentage increased to 37.9% from 37.0% in the same period last year.  This 0.9% increase in gross profit margin was primarily due to a 0.5% decrease in markdowns as a percentage of sales, primarily due to improved sell through rates of aged inventory combined with a 0.2% decrease in shrink as a percentage of sales.  Additionally, freight costs as a percentage of sales decreased 0.1%.

Selling, general and administrative expenses during the six-months ended December 31, 2009 decreased $1.6 million, or 1.1%, to $149.6 million from $151.2 million during the six-months ended December 31, 2008.  The decrease was primarily attributable to a $2.8 million decrease in advertising and a $0.5 million decrease in depreciation. Those decreases were offset by a $2.0 million increase in salaries and benefits.  As a percentage of net sales, these expenses decreased by 1.1% to 32.8% in the first six months of fiscal 2010 from 33.9% in the same period last year.  The decreased percentage is primarily due to the improved expense leveraging given our improved comparable store sales.  Selling, general and administrative expenses per average store were $175.0 thousand for the six months-ended December 31, 2009 compared to $177.8 thousand in the same period last year, a decrease of 1.3%.

The income tax provision for the six month periods ended December 31, 2009 and 2008 was $8.1 million and $4.6 million, respectively, reflecting an effective tax rate of 37.0% and 35.1%, respectively.  The effective tax rate is higher in the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 primarily due to an increase in state income taxes.

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

Net cash provided by operating activities for the six-months ended December 31, 2009 and 2008 was $54.7 million and $5.5 million, respectively, representing a $49.2 million increase. The $54.6 million of cash provided by operating activities in the second quarter of fiscal 2010 was primarily due to an increase in our accounts payable of $31.4 million combined with net income of $13.8 million, a depreciation adjustment of $7.9 million and an increase in accrued liabilities of $7.9 million offset by a increase in inventory of $17.8 million.  The increase in accounts payable was primarily due to the timing of our purchases with more receipts in the second fiscal quarter of 2010 versus the second fiscal quarter of 2009.   Our overall purchases for the second fiscal quarter of 2010 were slightly less than the same period last year.  There has been no material change in our payment policy to vendors.

Capital expenditures are principally associated with new store openings or enhancements to warehouse and office equipment and totaled $8.4 million and $7.0 million for the six-months ended December 31, 2009 and 2008, respectively. The increase in capital expenditures was primarily related to systems improvements, distribution center equipment and store fixtures.  We expect to spend approximately $12.5 million for additional capital expenditures during the remainder of fiscal 2010, which will include the opening of new stores, store expansions, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

Net cash provided by financing activities of $5.6 million for the six-months ended December 31, 2009 is primarily due to increases in our cash overdraft.

On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013 and on January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. The revolving credit facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain inventory and credit card receivables. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of December 31, 2009, we were in compliance with all required covenants.

At December 31, 2009, we had no outstanding amounts under the revolving credit facility, $12.3 million of outstanding letters of credit and availability of $106.3 million under the revolving credit facility. Letters of credit under the revolving credit facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.  There were no LIBOR loans during the six-months ended December 31, 2009.

Store Openings/Closings

	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2009	2008	2009

Stores open at beginning of period	857	842	860
Stores opened during the period	18	21	14
Stores closed during the period	(17)	(3)	(17)
Stores open at end of period	858	860	857

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2009.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2009 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the plaintiffs have subsequently filed a petition for review by the California Supreme Court. In addition, some plaintiffs have chosen to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. We do not expect any of these complaints to have a material impact on our financial statements.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The first phase of this trial occurred in September and October of 2009 and the court ruled that the plaintiffs failed to meet their burden of proof with respect to the meal and rest period and overtime claims presented in that phase of the trial.  The second phase of this trial regarding the remaining overtime claims of certain plaintiffs is expected to commence in March 2010.  A final judgment has not been rendered in this case and it is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal.  A companion lawsuit alleging the same claims was filed in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

In September 2009, we received notice of a judgment filed in the District County Court of Texas in and for the County of Bexar.  The plaintiff, a former employee, claimed violations under the Equal Employment Opportunity Act (EEOC).  We have appealed the judgment and the matter has been ordered for mediation in February of 2010.  We do not expect it to have a material impact to our financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on November 12, 2009, the following proposals were submitted to stockholders with the following results:

1.                     Election of seven directors to serve until their terms expire at the next annual meeting of stockholders, or the earlier of their death, resignation or removal

	Number of Shares
	For	Withheld

Bruce A. Quinnell	31,950,388	4,563,466
Kathleen Mason	31,345,786	5,168,068
Benjamin D. Chereskin	32,061,632	4,452,222
Robin P. Selati	34,947,704	1,566,150
William J. Hunckler, III	34,807,637	1,706,217
David B. Green	34,908,946	1,604,908
Starlette Johnson	35,471,244	1,042,610

2.                     Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010

Number of Shares

For	36,339,701

Against	167,278

Abstain	6,875

Item 6.  Exhibits

Exhibit Number	Title of Exhibit

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 28, 2010	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

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