Form 10-Q
period 2010-03-31
TUESDAY MORNING CORP/DE
filed 2010-04-30
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2010
Common Stock, par value $0.01 per share	42,938,637

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

•                                                          conditions affecting consumer spending and the impact, depth and duration of the current economic recovery;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2010 (unaudited) and June 30, 2009

(In thousands, except for per share data)

	March 31, 2010	June 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$26,619	$5,783
Inventories	257,996	223,628
Prepaid expenses and other current assets	8,100	10,197
Deferred income taxes	667	1,545
Total current assets	293,382	241,153

Property and equipment, net	72,447	72,356
Deferred financing costs	3,777	4,211
Other assets	1,834	1,521

Total Assets	$371,440	$319,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,395	$47,109
Accrued liabilities	33,704	28,765
Income taxes payable	3,164	1,564
Total current liabilities	120,263	77,438

Deferred rent	3,355	4,171
Income tax payable — non current	644	—
Deferred income taxes	1,363	2,279

Total Liabilities	125,625	83,888

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 42,938,637 shares issued and outstanding at March 31, 2010 and 42,836,707 shares issued and outstanding at June 30, 2009	429	428
Additional paid-in capital	206,110	203,633
Retained earnings	39,193	31,334
Accumulated other comprehensive income (loss)	83	(42)

Total Stockholders’ Equity	245,815	235,353

Total Liabilities and Stockholders’ Equity	$371,440	$319,241

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net sales	$172,000	$167,000	$627,482	$613,052
Cost of sales	107,440	106,022	390,080	387,023
Gross profit	64,560	60,978	237,402	226,029
Selling, general and administrative expenses	70,814	70,366	220,422	221,593
Operating income (loss)	(6,254)	(9,388)	16,980	4,436
Other income (expense):
Interest income	5	—	7	1
Interest expense	(772)	(860)	(2,228)	(1,988)
Other income (expense), net	(244)	(173)	(155)	98
	(1,011)	(1,033)	(2,376)	(1,889)
Income (loss) before income taxes	(7,265)	(10,421)	14,604	2,547
Income tax expense (benefit)	(2,929)	(3,593)	5,151	962

Net income (loss)	$(4,336)	$(6,828)	$9,453	$1,585

Earnings Per Share
Net income (loss) per common share:
Basic	$(0.10)	$(0.16)	$0.22	$0.04
Diluted	$(0.10)	$(0.16)	$0.22	$0.04
Weighted average number of common shares:
Basic	42,049	41,534	41,844	41,479
Diluted	42,049	41,534	42,377	41,729

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2010	2009

Net cash flows from operating activities:
Net income	$9,453	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,795	12,637
Amortization of financing fees	804	474
Deferred income taxes	(538)	(1,432)
Loss on disposal of assets	781	546
Stock-based compensation	1,519	1,656
Other non-cash items	125	12
Change in operating assets and liabilities:
Inventories	(34,527)	(19,570)
Prepaid and other assets	1,784	726
Accounts payable	32,564	5,377
Accrued liabilities	4,939	(755)
Deferred rent	(816)	28
Income taxes payable	2,244	1,579
Net cash provided by operating activities	30,127	2,863

Net cash flows from investing activities:
Capital expenditures	(12,668)	(9,919)
Net cash used in investing activities	(12,668)	(9,919)

Net cash flows from financing activities:
Repayments under revolving credit facility	(61,605)	(193,242)
Proceeds under revolving credit facility	61,605	206,742
Change in cash overdraft	3,722	(5,130)
Payment of debt financing costs	(370)	(4,437)
Proceeds from exercise of common stock options	25	—
Net cash provided by financing activities	3,377	3,933
Net increase (decrease) in cash and cash equivalents	20,836	(3,123)
Cash and cash equivalents, beginning of period	5,783	8,630
Cash and cash equivalents, end of period	$26,619	$5,507

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.         Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the year ended June 30, 2009.  Due to the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire fiscal year.

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

We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”), which allow for the granting of stock options to directors, officers, key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire in ten years while options granted under the 2008 Plan typically vest over periods of one to three years and expire in ten years. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of March 31, 2010. The exercise prices of the outstanding options range between $0.63 and $35.23, which represents fair market value on the grant date of the shares of common stock into which such options are exercisable. At March 31, 2010, all shares available under the 1997 Plan had been granted and the 1997 Plan expired pursuant to its terms as of December 29, 2007, although certain awards remain outstanding under the 1997 Plan.  There were 1,164,134 shares and 601,374 shares available for grant under the 2004 Plan and 2008 Plan, respectively, at March 31, 2010.  Stock options are awarded with a strike price equal to the average of the high and low trading prices of the Company’s common stock on the date of grant in the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price equal to the closing price of the Company’s common stock on the date of the grant in the 2008 Plan.

Under the terms of the 2004 Plan and the 2008 Plan, we may also grant restricted stock to compensate certain directors, officers, key employees of, and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Shares are valued at the market price at the date of award. As of March 31, 2010, there were 800,202 shares of restricted stock outstanding with a weighted average fair value of $1.86 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation expense recognized in the three-month and nine-month periods ended March 31, 2010, was as follows (in thousands):

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2009

Total cost of stock-based compensation during the period	$457	$1,360
Amounts capitalized in ending inventory	(172)	(535)
Amounts recognized in expense previously capitalized	138	694

Amounts charged against income for the period before tax	$423	$1,519

3.       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarters ended March 31, 2010 and 2009 was $4.3 million and $6.8 million, respectively, while comprehensive income for the nine-month period ended March 31, 2010 and 2009 was $9.6 million and $1.6 million, respectively.

4.        Commitments and Contingencies — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision.  We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs have chosen to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. We do not expect any of these complaints to have a material impact on our financial statements.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and we are awaiting the entry of a final judgment.  It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal.  A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

In September 2009, we received notice of a judgment filed in the District County Court of Texas in and for the County of Bexar.  The plaintiff, a former employee, claimed violations under the Equal Employment Opportunity Act (EEOC).  We have appealed the judgment.  We do not expect it to have a material impact to our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.      Earnings per common share - The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands, except for per share data)	2010	2009	2010	2009

Basic earnings per share:
Net income (loss)	$(4,336)	$(6,828)	$9,453	$1,585
Less: Income to participating securities	—	—	229	—
Income available to common stockholders	(4,336)	(6,828)	9,224	1,585
Weighted average number of common shares outstanding	42,049	41,534	41,844	41,479
Net income (loss) per common share	$(0.10)	$(0.16)	$0.22	$0.04

Diluted earnings per share:
Net income (loss)	$(4,336)	$(6,828)	$9,453	$1,585

Dilutive effect of employee stock options and restricted stock	—	—	533	250
Weighted average number of common shares outstanding	42,049	41,534	41,844	41,479
Weighted average number of common shares and diluted effect of outstanding employee stock options and restricted stock	42,049	41,534	42,377	41,729

Net income (loss) per common share	$(0.10)	$(0.16)	$0.22	$0.04

For the quarters ended March 31, 2010, and 2009, 1,849,049 and 3,468,497 options, respectively, were excluded because their inclusion would have been anti-dilutive.  For the nine-months ended March 31, 2010, and 2009, 1,869,444 and 2,459,088 options, respectively, were excluded because exercise prices were in excess of the average market price. Additionally, 800,202 and 1,306,769 restricted shares were outstanding at March 31, 2010, and 2009, respectively.  None of these shares were included in the diluted earnings per share calculation for the quarters ended March 31, 2010, and 2009, because such inclusion would have been anti-dilutive.

6.         Revolving credit facility — On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million, which matures on December 15, 2013.  On January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The Revolving Credit Facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed a specified dollar amount for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit from $45.0 million to $65.0 million.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. The amount that can be drawn on the Revolving Credit Facility at any given time is determined based on percentages of certain inventory and credit card receivables. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of March 31, 2010, we were in compliance with all required covenants.  There were no LIBOR loans during the quarter ended March 31, 2010.

At March 31, 2010, we had no outstanding amounts under the Revolving Credit Facility, $9.3 million of outstanding letters of credit and availability of $112.9 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only material financial instrument we carry is our revolving credit facility.  We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

7.       Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for all tax years through June 30, 2007.  The effective tax rates for the nine-months ended March 31, 2010 and March 31, 2009 were 35.3% and 37.8%, respectively.  The effective tax rate is lower in the nine-months ended March 31, 2010 as compared to the nine-months ended March 31, 2009 due to a decrease in the effective tax rate for state income taxes.

8.         Cash and Cash Equivalents — Credit card receivables of $4.4 million and $2.7 million at March 31, 2010 and June 30, 2009, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

9.         Recent Accounting Pronouncements — In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 260-10-45 (formerly Emerging Issues Task Force 03-6-1) “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.”  ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company adopted the provisions of ASC 260-10-45 on its consolidated financial statements effective July 1, 2009 with no material impact to the financial statements.

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

Introduction

We operated 847 discount retail stores in 43 states as of March 31, 2010. We sell closeout home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. We are generally closed for the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

In response to increased competition in the retail home furnishings and housewares industries, we have been focused internally on various strategic initiatives that we believe have and will continue to offset the impact of this trend including, but not limited to:

•                  striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of our customer base;

•                  continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations including whether to close or relocate them;

•                  seeking to improve overall supply chain efficiency including reviewing operational practices such as freight costs, vendor payment terms, distribution processes and increasing inventory turns;

•                  striving to maximize our traffic by optimizing our marketing plan;

•                  increasing comparable store sales;

•                  expanding the current customer base;

•                  increasing cost efficiency;

•                  striving to optimize our purchasing of inventory to best match customer demand.

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the third quarter of fiscal 2010 were 4.8% of sales versus 5.7% of sales for the same period last year.  We believe this strategy has contributed and will continue to contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone thereby allowing us to continue to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at March 31, 2010 would result in a decline in gross profit and diluted earnings per share for the third quarter of fiscal 2010 of $1.3 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we may encounter.

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

Net sales for the third quarter of fiscal 2010 were approximately $172.0 million, an increase of 3.0% compared to the same period last year. Comparable store sales for the quarter ended March 31, 2010, increased by 1.6% compared to the same period last year which was primarily due to an increase in customer traffic offset by a decrease in average ticket.  Net loss for the quarter was $4.3 million and diluted loss per share was $0.10.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened three new stores and closed fourteen existing stores during the third quarter of fiscal 2010. In addition, we relocated thirteen existing stores.

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100%	100.0%
Cost of sales	62.5	63.5	62.2	63.1
Gross profit	37.5	36.5	37.8	36.9
Selling, general and administrative expense	41.1	42.1	35.1	36.1
Operating income (loss)	(3.6)	(5.6)	2.7	0.7
Net interest expense and other income (expense)	(0.6)	(0.6)	(0.4)	(0.3)
Income (loss) before income taxes	(4.2)	(6.2)	2.3	0.4
Income tax expense (benefit)	(1.7)	(2.2)	0.8	0.2

Net income (loss)	(2.5)%	(4.1)%	1.5%	0.3%

Three Months Ended March 31, 2010

Compared to the Three Months Ended March 31, 2009

During the third quarter of fiscal 2010, net sales increased to $172.0 million from $167.0 million, an increase of $5.0 million, or 3.0%, compared to the quarter ended March 31, 2009.  The increase in third quarter sales was primarily due to a 1.6% increase in comparable store sales and an increase of $2.3 million in non comparable store sales. The increase in comparable sales for the third quarter of fiscal 2010 was comprised of a 2.9% increase in the average number of transactions and a 1.3% decrease in average transaction amount. Average store sales for the third quarter of fiscal 2010 increased 3.3% compared to the same period last year. Comparable store sales and average sales per store increased primarily due to a higher average number of transactions. Management believes the average number of transactions were higher due primarily to an improvement in the economy combined with consumers’ focus on value shopping in the current economic climate.

Gross profit increased $3.6 million, or 5.9%, to $64.6 million for the quarter ended March 31, 2010 as compared to $61.0 million for the same quarter last year.  This increase was primarily the result of higher sales volume. Our gross profit percentage increased from 36.5% for the third quarter of fiscal 2009 to 37.5% for the third quarter of fiscal 2010. This increase of 1.0% in gross profit percentage was primarily due to a 0.9% decrease in markdowns as a percentage of sales due to improved sell-through rates.

Selling, general and administrative expenses increased $0.4 million, or 0.6%, to $70.8 million in the third quarter of fiscal 2010 from $70.4 million in the same quarter last year.  The increase was primarily attributable to an increase in wages and benefits offset by decreases in rent, utilities and advertising.  As a percentage of net sales, selling, general and administrative expenses decreased 1.0% to 41.1% in the third quarter of fiscal 2010 from 42.1% in the same quarter last year which was primarily due to the improved expense leveraging given the increase in average store sales.  Selling, general and administrative expenses per average store were $83.0 thousand this quarter compared to $82.3 thousand in the same quarter last year, an increase of 0.9%.

The income tax benefit for the quarter ended March 31, 2010 was $2.9 million versus $3.6 million for the same period last year.  The effective tax rate for the quarters ended March 31, 2010 and 2009 was 40.3% and 34.5%, respectively.  The effective tax rate is higher in the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 due to primarily to higher effective state income tax rates.

Nine Months Ended March 31, 2010

Compared to the Nine Months Ended March 31, 2009

During the nine months-ended March 31, 2010, net sales increased to $627.5 million from $613.1 million, an increase of $14.4 million or 2.4% compared to the nine-month period ended March 31, 2009. The increase in sales for the first nine months of fiscal 2010 was primarily due to an 1.0% increase in comparable store sales. The increase in comparable sales for the first nine months of fiscal 2010 was comprised of a 2.6% increase in the average number of transactions offset by a 1.6% decrease in the average transaction amount.  Total average store sales for the first nine months of fiscal 2010 increased 2.3% when compared to the same prior year period.  Comparable store sales and sales per store increased primarily due to higher traffic levels.  Management believes the average number of transactions were higher due primarily to an improvement in the economy combined with consumers’ focus on value during the current economic climate.

Gross profit increased $11.4 million, or 5.0%, to $237.4 million for the nine-months ended March 31, 2010 as compared to $226.0 million for the same nine-month period last year.  This increase was primarily the result of higher sales volume.  In the nine-month period ended March 31, 2010, our gross profit percentage increased to 37.8% from 36.9% in the same period last year.  This 0.9% increase in gross profit margin was primarily due to a 0.6% decrease in markdowns as a percentage of sales, primarily due to better sell through of merchandise resulting in lower markdown percentages combined with a 0.2% decrease in shrink as a percentage of sales.

Selling, general and administrative expenses during the nine-months ended March 31, 2010 decreased $1.2 million, or 0.5%, to $220.4 million from $221.6 million during the nine-months ended March 31, 2009.  The decrease was primarily attributable to a $3.6 million decrease in advertising, a $1.1 million decrease in utilities, and a $0.8 million decrease in depreciation.  Those decreases to total selling, general and administrative costs were offset by a $5.2 million increase in salaries and benefits and a $1.2 million increase in legal expenses. As a percentage of net sales, these expenses decreased by 1.0% to 35.1% in the first nine months of fiscal 2010 from 36.1% in the same period last year.  The decreased percentage is primarily due to the improved expense leveraging given the increase in average store sales.  Selling, general and administrative expenses per average store were $258.3 thousand for the nine months-ended March 31, 2009 compared to $260.0 thousand in the same period last year, a decrease of 0.6%.

The income tax provision for the nine month periods ended March 31, 2010 and 2009 was $5.2 million and $1.0 million, respectively, reflecting an effective tax rate of 35.3% and 37.8%, respectively.  The effective tax rate is lower in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 due to a decrease in the effective tax rate for state income taxes.

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

Net cash provided by operating activities for the nine-months ended March 31, 2010 and 2009 was $30.1 million and $2.9 million, respectively, representing a $27.2 million increase. The $30.1 million of cash provided by operating activities in the third quarter of fiscal 2010 was primarily due to an increase in our accounts payable of $32.6 million combined with net income of $9.4 million, and a depreciation adjustment of $11.8 million offset by an increase in inventory of $34.5 million.  The increase in accounts payable was primarily due to the timing of our purchases with more merchandise received in the third fiscal quarter of 2010.   Our overall purchases for the third fiscal quarter of 2010 were also higher than the same period last year.  There has been no material change in our payment policy to vendors.

Capital expenditures are principally associated with new store openings or enhancements to warehouse and office equipment and totaled $12.7 million and $9.9 million for the nine-months ended March 31, 2010 and 2009, respectively. The increase in capital expenditures was primarily related to systems improvements, distribution center equipment and store fixtures.  We expect to spend approximately $8.3 million for additional capital expenditures during the remainder of fiscal 2010, which will include systems improvements, the opening of new stores,  relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

Net cash provided by financing activities of $3.4 million for the nine-months ended March 31, 2010 is primarily due to increases in our cash overdraft.

On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million, which matures on December 15, 2013.  On January 28, 2009, we entered into an amendment to increase the amount from $150.0 million to $180.0 million. The Revolving Credit Facility may be increased by up to $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains, among other things, a “clean down” provision requiring that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed a specified dollar amount for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit from $45.0 million to $65.0 million.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. The amount that can be drawn on the Revolving Credit Facility at any given time is determined based on percentages of certain inventory and credit card receivables. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.  As of March 31, 2010, we were in compliance with all required covenants.  There were no LIBOR loans during the quarter ended March 31, 2010.

At March 31, 2010, we had no outstanding amounts under the Revolving Credit Facility, $9.3 million of outstanding letters of credit and availability of $112.9 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

Store Openings/Closings

	Nine Months	Nine Months	Fiscal Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2010	2009	2009

Stores open at beginning of period	857	842	851
Stores opened during the period	21	27	23
Stores closed during the period	(31)	(19)	(17)
Stores open at end of period	847	850	857

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2010, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2009.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2010 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision.  We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs have chosen to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. We do not expect any of these complaints to have a material impact on our financial statements.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and we are awaiting the entry of a final judgment.  It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal.  A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. This case has been stayed pending the outcome of another case. We do not expect this complaint to have a material impact on our financial statements.

In September 2009, we received notice of a judgment filed in the District County Court of Texas in and for the County of Bexar.  The plaintiff, a former employee, claimed violations under the Equal Employment Opportunity Act (EEOC).  We have appealed the judgment.  We do not expect it to have a material impact to our financial statements.

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

10.1

Second Amendment, dated January 29, 2010 to Credit Agreement by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 4, 2010)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: April 30, 2010	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on December 20, 2006)

10.1

Second Amendment, dated January 29, 2010 to Credit Agreement by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 4, 2010)

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