Form 10-K
period 2010-06-30
TUESDAY MORNING CORP/DE
filed 2010-08-31
CIK 878726

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
 Common Stock, $0.01 par value per share, registered on the Nasdaq Global Select Market Inc.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at December 31, 2009 was approximately $78,678,929 based upon the closing sale price on the Nasdaq Global Select Market Inc. reported for such date.

         As of the close of business on August 26, 2010, there were 43,024,782 outstanding shares of the registrant's common stock.

Documents Incorporated By Reference:

        Portions of the Registrant's Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10-K.

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

        The factors listed below under the heading "Risk Factors" and in other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following: uncertainties regarding our ability to open stores in new and existing markets and operate these stores on a profitable basis; conditions affecting consumer spending and the impact, depth and duration of current economic conditions; inclement weather; changes in our merchandise mix; timing and type of sales events, promotional activities and other advertising; increased or new competition; loss or departure of one or more members of our senior management, or experienced buying and management personnel; an increase in the cost or a disruption in the flow of our products; seasonal and quarterly fluctuations; fluctuations in our comparable store results; our ability to operate in highly competitive markets and to compete effectively; our ability to operate information systems and implement new technologies effectively; our ability to generate strong cash flows from our operations; our ability to anticipate and respond in a timely manner to changing consumer demands and preferences; and our ability to generate strong holiday season sales.

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

        The terms "Tuesday Morning," "the Company," "we," "us," and "our" as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

PART I

Item 1.    Business

Overview

        We are a leading closeout retailer of upscale decorative home accessories, housewares, and famous-maker gifts in the United States. We opened our first store in 1974 and operated 852 stores in 43 states as of June 30, 2010. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July. We are normally closed for up to the first two weeks of January and July as we conduct physical inventories at all of our stores. We purchase first quality, brand name merchandise at closeout pricing and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

        We believe that our customers are attracted to our stores not by location, but by our advertising and direct or electronic mail programs that emphasize the limited quantities of first quality, brand name merchandise which we offer at attractive prices. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are generally able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allow us to use a wide variety of space configurations. Additionally, we offer selected items for sale at our retail website at www.tuesdaymorningoffer.com.

        In the fiscal year ended June 30, 2010, we recorded sales of $828.3 million and operating income of $20.1 million. We paid dividends in calendar years 2006, and 2007, of $0.80 per share. On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

        On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007. As a result of this change, this Form 10-K includes financial information for the six-month transition periods ended June 30, 2007, and 2006, and for the twelve-month periods ended June 30, 2010, 2009, and 2008, and December 31, 2006, and 2005. The twelve-month period ended June 30, 2010 is hereinafter referred to as fiscal 2010.

Key Operating Strengths

        Our success is based on the following operating strengths:

  •
  Unique Event-Based Format.  We distinguish ourselves from other retailers with a unique "event-based" selling strategy, creating the excitement of multiple "grand openings" and "closeout sales" each year. Merchandise is available in limited quantities and specific items are generally not replenished during a sales event, however, stores continue to receive new merchandise throughout a sales event. We believe that the limited quantities of specific items intensify customers' sense of urgency to buy our merchandise. Accordingly, we have historically generated a majority of an event's sales in the week of the event. We intend to continue to adhere to this strategy, and continue shipments to our stores of new and different merchandise during the later stages of sales events in order to encourage new and repeat customer visits.

  •
  Strong Sourcing Capabilities and Purchasing Flexibility.  We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we believe we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell both large and small quantities of merchandise without disrupting the manufacturers' traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team with an average of over 26 years of retail experience per buyer. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors. We believe we will continue to obtain sufficient merchandise to accommodate our existing store base and planned future growth.

  •
  Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.  We have a loyal customer base consisting primarily of women ranging in age from 35 to 54 from middle and upper-income households with a median annual family income of approximately $60,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize significant savings of up to 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 9.0 million customers. These customers have visited our stores and requested mailings to alert them of upcoming sales events, including the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

  •
  Attractive Store-level Economics.  We have attractive store-level economics due to our low store operating expenses and the low initial investment required to open new stores. Our destination-oriented retail format allows us to open stores in a wide range of locations, generally resulting in lower lease rates compared to those of other retailers. In addition to our low real estate costs, we maintain low operating and depreciation costs due to our no-frills, self-service format. Because we use low-cost store fixtures and have low pre-opening costs, our new stores require a low initial investment and have historically generated a solid return on investment in their first full year.

  •
  Disciplined Inventory and Supply Chain Management.  We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Finally, our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. While as of June 30, 2010, we operated 852 stores, our shipping and sorting capacity at our distribution center will accommodate approximately 1,200 to 1,250 stores.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States by:

  •
  Enhancing Our Store Base.  We plan to pursue expansion of our store base at levels slightly greater than in fiscal 2010, as well as continue to pursue attractive expansion and relocation opportunities in our existing store base. See Item 6—Selected Financial Data in this form 10-K for our historical store openings and closings. We plan to close some unprofitable stores by allowing leases to expire where alternative locations are not available at acceptable lease rates.

    For both new stores and relocations, we will continue to negotiate for upgraded sites. With the expansion opportunities, we will be working with select high-producing stores and in an attempt to increase the selling square footage. We believe these strategies will better position us for the long term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2011 we plan to add more stores than in prior years and expand or relocate existing stores as we locate profitable opportunities to do so. We believe there is the potential for approximately 1,200 to 1,250 stores in the United States and do not anticipate any difficulties in identifying suitable, additional store locations in areas with our target customer demographics.

  •
  Enhancing Our Sales Productivity.  We intend to continue to increase the number of customer transactions by refining our merchandise mix and through other operating initiatives. For example, we have continued to make shifts in our product mix to focus on functional, utilitarian items rather than purely decorative assortments. In addition, we have been very selective in our seasonal merchandise purchases and remain focused on high quality, high value items. We are able to increase our merchandise offerings throughout each sales event and on a day-in, day-out basis by delivering fresh product to the majority of our stores between 40 to 47 times per year. We believe this attracts new customers, encourages repeat visits by existing customers and increases our average transaction value during the later stages of each sales event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes while decreasing staffing at stores where customer traffic does not require then-existing staffing levels.

  •
  Extending Our Customer Reach.  Historically, we have used direct mailings, targeted emails, and newspaper and print advertising to attract customers to our stores. We believe that the use of direct mailing and email alerts remains our most effective marketing strategies. We also operate our "eTreasures"(R) program that provides our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their homes or offices. We are also beginning to use online social networking and continue to gain increasing sales momentum throughout our internet sales site. We continue to explore other electronic means of communicating with new and existing customers.

  •
  Improving Systems.  We plan to upgrade and update our current systems as required in the ongoing course of business. These improvements may include updates to our merchandising and inventory tracking systems, point-of-sale software, and Internet sales site at www.shop.tuesdaymorning.com.

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

        In addition, we benefit from several trends in the retailing industry. The continuing increase in "just-in-time" inventory management techniques and the rise in retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers continue to introduce new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers' overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers such as ourselves that can purchase larger and more varied merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers' traditional distribution channels.

Products

        We sell first quality, upscale home furnishings, housewares, gifts and related items. We do not sell seconds, irregulars, refurbished or factory rejects. Our merchandise primarily consists of lamps, rugs, furniture, kitchen accessories, small electronics, gourmet housewares, linens, luggage, bedroom and bathroom accessories, toys, stationary and silk plants as well as crystal, collectibles, silver serving pieces, men, women and children's apparel and accessories. We specialize in well-recognized, first quality, brand name merchandise, which has included Calphalon cookware, Breville, KitchenAid and Cuisinart appliances, Sferra linens, Michael Kors bath towels, Travel Pro luggage, Reed and Barton flatware, Lenox and Denby tabletop, Waterford and Riedel crystal, Steinbach and Hummel collectibles, Madame Alexander dolls, Royal Doulton and Wedgwood china and giftware, Couristan rugs and many others.

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

Purchasing

        Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic and international vendors. As industry trends such as "just-in-time" inventory management, retailer consolidation and more frequent order cancellations by retailers place more inventory risk on manufacturers, we believe we will continue to see vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores, maximize productive retail space and increase distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more, and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. During fiscal 2010, our top ten vendors accounted for approximately 9.1% of total purchases, with no single vendor accounting for more than 1.3%.

Pricing

        Our pricing policy is to sell all merchandise significantly below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and our closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our management information systems provide daily sales and inventory information, which enables us to mark down unsold merchandise on a timely and periodic basis as dictated by sales volumes and incoming purchases and thereby effectively manage inventory levels.

Advertising

        We plan and implement an advertising program for each sales event. Prior to each sales event, we initiate a direct mailing or email to customers on our mailing list through our eTreasures® email program, which consists of customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sales event and the merchandise and prices we offer. We also communicate with customers by advertising from time to time in local newspapers in each of our markets along with information available on our internet sales web site at www.shop.tuesdaymorning.com.

Stores and Store Operations

        Site Selection.    We continually evaluate our current store base and locations and plans regarding potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we have and intend to continue to pursue attractive expansion and relocation opportunities in our existing store base; close some stores by allowing leases to expire for underperforming stores or where alternative locations are not available at acceptable lease rates; and open new stores. For both new stores and relocations, we negotiate for upgraded sites. With the expansion opportunities, we intend to work with high producing stores and in an effort to increase the selling square footage. We believe that these strategies will better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2011 we plan to add more stores than in prior years and expand or relocate existing stores as we locate attractive opportunities to do so. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics. As we continue our expansion and relocation strategy, we expect to incur minimal change in the cost of real estate for those locations.

        We believe that our customers are attracted to our stores by our advertising, direct mail and email programs that emphasize the limited quantities of first quality, brand name merchandise that we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allow us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, we believe our real estate costs are lower than those of other retailers.

        Store Leases.    Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts.

        Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering into the lease if sales at the store do not reach a stipulated amount stated in the lease. These kick clauses, when combined with our inexpensive and portable store fixtures, provide us with flexibility in opening new stores and relocating existing stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with continued store-level operating losses where our leases provide us this flexibility.

        Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 5,500 to 20,000 square feet and averaged approximately 9,400 square feet as of June 30, 2010. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain minimum inventory in stockrooms.

        Store Operations.    We operate our stores during "sales events," that occur once each month except January and July. Our stores, or a portion thereof, are generally closed for up to the first two weeks of January and July as we conduct physical inventories at all store locations. We continue to maintain the frequency of shipments of new merchandise during a sales event, which results in improved efficiency of merchandise receiving and restocking activities at our stores. We attempt to align our part-time associates' labor hours in the stores closely with current customer demand. We believe that on-going training is a critical component to the success of our store management. Each store manager receives ongoing training beginning with new manager training upon being hired or promoted, as well as periodic attendance at one or more training sessions held in Dallas, Texas. In addition, store managers are supported not only by the corporate office, but also by regional and zone field managers.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by regional field management and zone level support. Our store managers are responsible for reviewing store inventory and ensuring their store is continually stocked for sales event and non-sales event periods. The store manager is assisted by full-time employees who generally serve as assistant managers and part-time employees who serve as cashiers and help with merchandise stocking efforts.

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

        Store Locations.    As of June 30, 2010, we operated 852 stores in 43 states. Information regarding specific store locations can be accessed through our website at www.tuesdaymorning.com.

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

        We make inventory deliveries to the majority of our stores between 40 to 47 times per year, which allows us to significantly reduce the amount of inventory stored at our distribution center and maintain consistent in-store inventory levels. This number of shipments also allows our stores to process shipments effectively and stock their shelves with new merchandise during sales events. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

        Online customer orders are shipped either from our internet distribution facility, which is collocated with our other Dallas, Texas distribution facilities, or directly to the customer from our supplier. We also use a bar-code locator system to track inventory from the time it is received until it is shipped to our customers. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center or directly from our supplier.

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

        We are distinguishable from our competitors in several respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at value driven prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our current operations focus primarily on upscale home furnishings, housewares, gifts and related items. In addition, we believe most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, our business model continues to be focused on ten major sales events which are promoted and advertised to our customers through direct mailings, emails and, from time to time, television advertising. We believe that our sales events create a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Seasonality

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2009, 2008, and 2007 accounted for approximately 35%, 34%, and 35%, respectively, of our annual net sales for such fiscal years. Operating income for the quarter ended December 31, 2009, 2008, and 2007 accounted for approximately 150%, 845.2%, and 142%, respectively, of our annual operating income for such fiscal years.

Employees

        As of June 30, 2010, we employed approximately 2,100 persons on a full-time basis and approximately 8,000 on a part-time basis. Our employees are not represented by any unions. We have not experienced any work stoppage due to labor disagreements and we believe that our employee relations are strong.

Trademarks and Tradenames

        The tradename "Tuesday Morning" is material to our business. We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including "Closing Time®" and "eTreasures®" and maintain an internet sales website at shop.tuesdaymorning.com.

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

        As part of our growth strategy, we intend to pursue expansion and relocation opportunities in our existing store base as well as open new stores. For both new stores and relocations, we negotiate for upgraded sites. With the expansion opportunities, we are working with high producing stores to increase the selling square footage. To that end, for the fiscal year ending June 30, 2011 we plan to add more stores than in prior years and expand or relocate existing stores as we locate attractive opportunities to do so. However, we cannot assure that we will be able to achieve our relocation or expansion goals or that we will be able to operate our new or relocated stores profitably. Further, we cannot assure that any new, relocated or expanded store will achieve similar operating results to those of our existing stores or that new, relocated or expanded stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing stores. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following: the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets; the competition for suitable store sites; our ability to negotiate favorable lease terms with landlords; our ability to obtain governmental and other third-party consents, permits and licenses needed to operate our stores; the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel; the availability of adequate management and financial resources to properly manage a large volume of stores; our ability to adapt our distribution and other operational and management systems to a changing network of stores; and our ability to attract customers and generate sales sufficient to operate new, relocated or expanded stores profitably.

        We opened stores in new markets during the fiscal years ended June 30, 2010 and 2009, and 2008, and intend to enter into additional new markets in fiscal 2011 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Poor economic conditions affect consumer spending and may significantly harm our business.

        The success of our business depends to a significant extent upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things: general economic and industry conditions; unemployment; the housing market; crude oil prices, that affect gasoline and heating oil prices; food prices and their effect on consumer discretionary spending; efforts by our customers to reduce debt levels; interest rates; tax rates and policies; war, terrorism and other hostilities; and consumer confidence in future economic conditions.

        The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending cut backs may result in reduced demand for our merchandise, including discretionary items, and may force us to take significant inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for our merchandise could have a material adverse effect on our business, results of operations and financial condition.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

        The retail home furnishings and housewares industry is intensely competitive. As a closeout retailer of home furnishings and housewares, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing and housewares products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources that may allow them to initiate and sustain aggressive price competition. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition, including: increased operational efficiencies of competitors; competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic uncertainty; continued and prolonged promotional activity by competitors; liquidation sales by a number of our competitors who have filed or will file for bankruptcy; expansion by existing competitors; entry by new competitors into markets in which we currently operate; and adoption by existing competitors of innovative store formats or retail sales methods.

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

Our operating results depend on our website, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business, prospects, results of operations and financial condition.

        Any system interruptions that result in the reduced performance of our transaction systems, including our point of sale systems, merchandising systems, or web site, could reduce our transaction volume and the attractiveness of the services that we provide to customers and could harm our business, prospects, operating results and financial condition.

        We use internally developed systems for our website and certain aspects of transaction processing, including personalization databases utilized for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure, which we believe will continue to occur from time to time. If the volume of traffic on our website or the number of purchases made by customers increases substantially, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, delayed page presentation, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

        Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our website. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems. Any such difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

We may be liable if third parties misappropriate our customers' personal information.

        If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers' personal or credit card information. This liability could also include claims for other misuses of personal information. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

        We rely on encryption and authentication technology licensed from third parties as well internally developed technology to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot provide assurance that advances in computer capabilities internet technology, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

Compromises of our data security could materially harm our reputation and business.

        In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and associates, and we process customer payment card and check information. We may suffer unauthorized intrusions into portions of our computer system that process and store information related to customer transactions. We have taken steps designed to strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security. Nevertheless, there can be no assurance that we will not suffer a data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. This is also true for check information and approval. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information may or inadvertently cause a breach involving such information. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. Any such compromise of our data security and loss of personal or business information could disrupt our operations, damage our reputation and customers' willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

We must continuously attract buying opportunities for closeout merchandise and anticipate consumer demand as closeout merchandise becomes available.

        By its nature, specific closeout merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. With the disruption in the financial and credit markets, certain of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying closeout merchandise on terms acceptable to us. We further cannot assure that manufacturers or vendors will continue to make closeout merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. Any inability to acquire suitable merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations and financial condition.

The loss of, or disruption in the operations of, our centralized distribution center would have a material adverse effect on our business and operations.

        With minor exceptions, all inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores or shipped directly to our customers who purchase merchandise from our online website. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We cannot assure that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason.

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

The loss or departure of one or more members of our senior management or other key employees could have a material adverse effect on our business.

        Our future performance will depend in large part upon the efforts and abilities of our senior management, particularly Kathleen Mason, our President and Chief Executive Officer, and our other key employees, including our buyers. The loss of service of these persons could have a material adverse effect on our business and future prospects. We do not maintain key person life insurance for Ms. Mason or our other senior management. We only have employment agreements with Ms. Mason and Mr. Michael Marchetti, our Chief Operating Officer, and have no such agreements with any other members of senior management or our buyers.

If we are not able to generate strong cash flows from our operations, we will not be able to support capital expansion, operations and debt repayment.

        Our business is dependent upon our operations generating strong cash flows to support our capital expansion requirements and our general operating activities. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

        Merchandise manufactured and imported from overseas represents the majority of our total product purchases acquired both domestically and internationally. A disruption in the shipping of imported merchandise or an increase in the cost of those products may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Products from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported products include disruptions in the shipping and importation or increases in the costs of imported products because of factors such as: raw material shortages; work stoppages; strikes and political unrest; problems with oceanic shipping, including shipping container shortages; increased customs inspections of import shipments or other factors causing delays in shipments; economic crises; international disputes and wars; loss of "most favored nation" trading status by the United States in relation to a particular foreign country; import duties; import quotas and other trade sanctions; and increases in shipping rates.

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

        We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, television, database marketing, email, direct marketing, and other electronic communications such as online social networks. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our revenues. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.

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

        Our business is highly seasonal, with a significant portion of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2009, 2008, and 2007 accounted for approximately 35%, 34%, and 35%, respectively, of our annual net sales for such years. Operating income for the quarters ended December 31, 2009, 2008, and 2007 accounted for approximately 150%, 845%, and 142%, respectively, of our annual operating income for such years. For more information about our seasonality, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality." Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations may also fluctuate significantly based on such factors as: the timing of new store openings; the amount of net sales contributed by new and existing stores; the success of our store expansion and relocation program; the timing of certain holidays and sales events; changes in our merchandise mix; general economic, industry and weather conditions that affect consumer spending; and actions of competitors, including promotional activity.

A failure to grow or maintain our comparable store sales may adversely affect our results of operations.

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue given the current economic climate and uncertainty of consumer spending. Our comparable store sales increased 2.2% for the fiscal year ended June 30, 2010, but decreased 12.5% and 7.6% for the fiscal years ended June 30, 2009 and 2008, respectively. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations.

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

        In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

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

        From June 30, 2009, to June 30, 2010, the trading price of our common stock ranged from a low of $2.10 per share to a high of $8.80 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10-K. We may fail to meet the expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Stores.    We lease all of our stores from unaffiliated third parties normally through non-cancelable leases, except one store located adjacent to our distribution facility. At June 30, 2010, the remaining terms of the majority of our store leases range from six months to five years and only 3.6% of our store leases have remaining terms greater than five years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses which are often executed and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering the lease if sales at the store do not reach a stipulated amount in the lease.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1,318,000 square feet of distribution facilities and a 79,000 square foot building which houses our corporate office in the Dallas, Texas metropolitan area.

        We lease an additional fulfillment center of approximately 59,000 square feet which expires in March of 2014. Additionally, we have leases on three parcels of land of approximately 444,000 square feet, two of which are for trailer storage and the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in February 2014 and December 2013 and the lease for the third parcel and building expires February 2011. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We may, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.    Legal Proceedings

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court's de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs have chosen to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. We do not expect any of these complaints to have a material impact on our financial statements.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. In January 2010, a plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. It was filed as a limited jurisdiction case. This case is still in the initial stages of litigation.The companion lawsuit is still in the initial stages of litigation. We do not expect any of these complaints to have a material impact on our financial statements.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The court recently lifted the stay that had previously been in place and we are now moving forward with discovery. We do not expect this complaint to have a material impact on our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Global Select Market, Inc. under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2010
First quarter	$5.48	$2.84
Second quarter	$4.33	$2.10
Third quarter	$7.25	$2.53
Fourth quarter	$8.80	$3.97
Fiscal Year Ended June 30, 2009
First quarter	$5.30	$2.94
Second quarter	$5.30	$0.90
Third quarter	$2.65	$0.51
Fourth quarter	$4.09	$1.18

        On August 26, 2010, the last reported sale price for our common stock on the NASDAQ Global Select Market, Inc. was $3.67 per share. As of August 26, 2010, there were approximately 179 holders of record of our common stock.

Dividend Policy

        During the fiscal years ended June 30, 2010 and 2009, we did not declare nor pay any annual cash dividends on our common stock. On February 1, 2008, our Board of Directors voted to terminate our then existing annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information contained in Item 12 of this Form 10-K is incorporated herein by reference.

Repurchases of Common Equity

        We do not have a stock repurchase program for our common stock.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2010, 2009, and 2008, the six months ended June 30, 2007, and the two years ended December 31, 2006 through 2004, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre-established industry index believed by us to have a peer group relationship with the Company. In April 2007, we changed from a calendar year end to a fiscal year ending June 30. Tuesday Morning therefore had a six-month transition period from December 31, 2006 to June 30, 2007. The measurement periods shown in the performance graph below correspond to our calendar year ends prior to our change in fiscal year, our transition period that ended on June 30, 2007 and our subsequent June 30 fiscal year ends. The chart assumes that $100 was invested on December 31, 2004, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

Comparison of Total Return of the Company, the S&P 500 Retailing Index and Broad Market

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUESDAY MORNING CORPORATION,
S&P 500 INDEX AND S&P 500 RETAILING INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JUN. 30, 2010

        These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company's common stock.

Item 6.    Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for fiscal years ended June 30, 2010, 2009, 2008, and 2007, the six months ended June 30, 2007 and 2006, and as of the end of, each of the years ended December 31, 2006, and 2005. The statement of operations data for the fiscal years ended June 30, 2010, 2009, and 2008, and the balance sheet data as of June 30, 2010, and 2009, are derived from our audited consolidated financial statements that appear herein. The statement of operations data for the fiscal year ended June 30, 2007 is derived from our unaudited consolidated financial statements. The six-month period ended June 30, 2006 and the balance sheet data as of June 30, 2006 are derived from our unaudited consolidated financial statements that are included in the respective Form 10-Q. The balance sheet data as of June 30, 2008, and 2007, and December 31, 2006, and 2005 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,				Six Months Ended June 30,		Year Ended December 31,
	2010	2009	2008	2007	2007	2006	2006
	(in thousands except per share amounts and number of stores)
Statement of Operations Data:
Net sales	$828,265	$801,722	$885,281	$924,199	$408,520	$395,428	$911,107
Cost of sales	514,270	505,585	562,578	578,881	257,851	247,564	568,594

Gross profit	313,995	296,137	322,703	345,318	150,669	147,864	342,513
Selling, general and administrative expenses	293,850	293,702	297,852	296,632	144,962	132,390	284,060

Operating income	20,145	2,435	24,851	48,686	5,707	15,474	58,453
Net interest and other expense	(3,476)	(2,504)	(2,719)	(1,521)	(656)	(266)	(1,131)

Income (loss) before income taxes	16,669	(69)	22,132	47,165	5,051	15,208	57,322
Income tax expense (benefit)	5,921	(25)	7,634	17,094	1,970	5,769	20,893

Net income (loss)	$10,748	$(44)	$14,498	$30,071	$3,081	$9,439	$36,429

Earnings per share:
Basic	$0.25	$0.00	$0.35	$0.73	$0.07	$0.23	$0.88
Diluted	0.25	0.00	0.35	0.72	0.07	0.23	0.87
Weighted average shares outstanding:
Basic	41,920	41,505	41,439	41,433	41,433	41,380	41,392
Diluted	42,483	41,505	41,494	41,637	41,637	41,647	41,647
Dividends per common share	$—	$—	$—	$0.80	$0.80	$0.80	$0.80
Operating Data:
Number of stores:
Beginning of period	857	842	810	762	795	732	732
Opened during period	26	35	48	63	27	35	71
Closed during period	(31)	(20)	(16)	(15)	(12)	(5)	(8)

Open at end of period	852	857	842	810	810	762	795

Comparable store sales increase(1), (decrease)	2.2%	(12.5)%	(7.6)%	(5.6)%	(2.5)%	(7.9)%	(7.9)%
Average sales per store(2)(4)	$972	$939	$1,076	$1,176	$512	$533	$1,193
Inventory turnover(3)	2.0	2.1	2.0	2.2	2.1	2.3	2.2

	As of June 30,					As of December 31,
	2010	2009	2008	2007	2006	2006	2005
	(In thousands)
Balance Sheet Data:
Working capital	$174,855	$163,715	$168,130	$165,371	$153,428	$161,095	$152,648
Inventories	239,194	223,628	240,996	288,791	241,660	242,674	230,639
Total assets	350,536	319,241	341,776	394,321	352,307	393,134	379,927
Total debt, including current portion	—	—	8,500	56,500	21,000	—	—
Total stockholders' equity	247,892	235,353	232,911	215,440	214,005	243,877	235,362

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

Overview

  •
  We sell upscale, name brand home furnishings, housewares, gifts and related items significantly below retail prices charged by department stores, specialty and catalogue retailers in 852 stores throughout 43 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

  •
  Our store base decreased by 0.6% in fiscal 2010, but grew approximately 2% and 4% over the fiscal years ended June 30, 2009, and 2008, respectively, and 4% over the six months ended June 30, 2007, and approximately 9% to 10% per year for each of the prior two calendar years. During fiscal 2010, we reduced our store base by five stores. During the fiscal years ended June 30, 2009, and 2008, we increased our store base by a net of 15 and 32 stores, respectively. During the six months ended June 30, 2007, we increased our store base by a net of 15 stores compared to 30 stores during the same period of 2006.

  •
  In December of 2008, we entered into a new credit agreement providing for an asset-based, five year, senior secured revolving credit facility. The agreement provides for, among other things: a maturity date of December 2013; a revolving credit commitment of $150.0 million, which was increased in January of 2009 to $180.0 million; new applicable commitment fees and interest rates; and a requirement that the principal amount and outstanding letters of credit of the outstanding loans may not exceed $45 million for 30 consecutive days during the period from December 28 to January 31 (the clean down limit). On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit from $45.0 million to $65.0 million. During the fiscal year ended June 30, 2009, we utilized operating cash flow to pay down the balance of our Revolving Credit Facility. As a result, there was no balance outstanding on our revolving credit facility at both June 30, 2010, and 2009.

  •
  The home furnishings and housewares related industries have been negatively impacted by macro-economic pressures that affect consumer spending, increased supply and competition as well as a highly competitive and promotional environment. Beginning with the quarter ended September 30, 2004, until the quarter ended September 30, 2009, we posted consecutive negative comparable store sales. During that time, however, we continued to generate positive operating income and cash flow on an annual basis. We have experienced positive comparable store sales since the quarter ended September 30, 2009; however, we have no assurance that those positive trends will continue.

  •
  The retail home furnishings and housewares industries have been negatively impacted by increased competition within an already highly competitive promotional environment, a trend we believe is likely to continue in the near term and potentially longer. As a closeout retailer of home furnishings and housewares, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing and houseware products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources than we do. Our competitors' greater financial resources allow them to initiate and sustain aggressive price competition, initiate broader marketing campaigns that reach a larger customer base, fund ongoing promotional events and communicate more frequently with existing and potential customers.

  •
  In response to increased competition in the retail home furnishings and housewares industries, we have implemented various strategic initiatives that we believe will offset the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of our customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations including whether to close or relocate them, seeking to improve overall supply chain efficiency including reviewing operational practices such as freight costs, vendor payment terms, distribution processes and increasing inventory turns, and striving to optimize our marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also increasing cost efficiency. We are also striving to optimize our purchasing of inventory to best match customer demand.

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

  •
  The stability of our earnings is also heavily influenced by macroeconomic factors. As the economy improves or worsens our business is often similarly impacted. Macroeconomic factors, such as the current conditions in the debt and housing markets, have impacted and will continue to impact our business by potentially decreasing the disposable income of our potential consumers. The decline in consumer confidence levels has also had a negative impact on consumers' ability and willingness to spend discretionary income. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of visibility or certainty in predicting our earnings.

  •
  In order to expand our store base for both new stores and relocations, we are negotiating for upgraded sites. We also intend to work with select high producing stores to increase the selling square footage. We plan to allow leases to expire stores to close where the store is unprofitable and alternative locations are not available at acceptable lease rates.

  •
  On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007. The six-month results being reported by us relate to the transitional six-month fiscal period ended June 30, 2007. For discussion purposes, we are comparing the audited financial statements for the year ended June 30, 2009, and 2008, with the unaudited financial statements of the year ended June 30, 2007, and the financial statements for the six months ended June 30, 2007 with the unaudited financial statements for the six months ended June 30, 2006. Due to the seasonality of our business including a significant portion of sales and earnings that take place in the quarter ended December 31, comparisons of the six months ended June 30, 2007 to the fiscal year ended June 30, 2009, or 2008, or the calendar year ended December 31, 2006 would not be meaningful.

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

        Inventory is the largest asset on our balance sheet and represented approximately 68%, 70%, and 71%, of total assets at June 30, 2010, 2009, and 2008, respectively. Inventory increased 7.0% or $15.6 million from June 30, 2009 to June 30, 2010, primarily due to increased purchases of 8.7% in fiscal 2010, in response to increasing customer demand. Inventory decreased 7.2% or $17.4 million from June 30, 2008 to June 30, 2009, primarily due to a decrease in purchases of 5.2% in 2009 caused primarily by decreased customer demand. On a per store basis, inventory increased 7.6% from June 30, 2009 to June 30, 2010 and decreased 8.8% from June 30, 2008 to June 30, 2009.

        Markdowns—We have used markdowns to promote the effective and timely sale of merchandise that allows us to consistently provide fresher merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales during non-sales event periods. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns may vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the quarters ended June 30 and December 31 due primarily to seasonal merchandise.

        Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory during each quarter on a continual basis to ensure all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market through the retail inventory method. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. In addition to regularly reviewing inventory levels to identify slow-moving merchandise, management also considers current and anticipated demand, customer preferences, age of merchandise and seasonal trends in determining markdowns. Our markdowns, as a percentage of total sales, have generally been consistent from year to year. Beginning with the fiscal year ended June 30, 2008, we implemented a strategy to more closely monitor and control our markdowns of inventory to avoid marking down items that continued to sell through at reasonable rates. We believe this strategy contributed to overall margin by focusing our markdowns more on inventory that was truly slow moving and less on the basis of age in inventory alone. Changes in markdowns from period-to-period are discussed as a part of our Results of Operations analysis below. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions. The effect of a 1.0% markdown in the value of our inventory at June 30, 2010 would result in a decline in gross profit and diluted earnings per share for the fiscal year ended June 30, 2010 of $2.4 million and $0.03, respectively.

        Insurance and Self-Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities associated with workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500,000 for workers' compensation, $250,000 for general liability, and $150,000 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors. The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims; and include a reserve for claims incurred but not yet reported. Our self-insurance reserves for workers' compensation, general liability and medical were $9.1 million, $2.2 million, and $1.2 million at June 30, 2010, respectively. Expenses for the foregoing items during the fiscal year ended June 30, 2010 were $3.9 million, $3.3 million and $8.5 million, respectively. Our self-insurance reserves for workers' compensation, general liability and medical were $9.1 million, $1.8 million, and $1.1 million at June 30, 2009, respectively. Expenses for the foregoing items during the fiscal year ended June 30, 2009 were $3.2 million, $3.0 million and $7.9 million, respectively. At June 30, 2008, our self-insurance reserves for workers' compensation, general liability and medical were $9.4 million, $1.7 million, and $1.0 million, respectively. Expenses for the foregoing items during the fiscal year ended June 30, 2008 were $3.1 million, $4.3 million and $7.1 million, respectively. Our estimated reserves may be materially different from our future actual claim costs, and, in the future, if we conclude an adjustment to our reserves is required, the liability will then be adjusted accordingly in the period that determination is made. There were no material changes in the estimates or assumptions used to determine self-insurance liabilities during the periods presented. We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as a change in estimate. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers.

        Impairment of long-lived assets—Long-lived assets, such as buildings, equipment, furniture and fixtures, and leasehold improvements, are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store-level long-lived assets, expected cash flows are estimated based on the historical cashflows generated by the store and are adjusted based on management's estimates of expected future results. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by quoted market values, discounted cash flows or internal appraisals, as applicable. Impairment, if any, is recorded in the period in which the impairment occurred. We have not recorded any material impairment charges in fiscal 2010, 2009, or 2008. As the projection of future cash flows requires the use of management's judgment and estimates, actual results may differ from our estimates. It is possible that additional charges for asset impairments may be recorded in the future.

        Stock-based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of the applicable plan. The majority of the options granted prior to June 30, 2008 vested daily over periods of four to five years and expire ten years from the date of grant. Options granted after June 30, 2008, typically vest over periods of one to three years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Fiscal Year Ended June 30,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.1	63.1	63.5

Gross profit	37.9	36.9	36.5
Selling, general and administrative expenses	35.5	36.6	33.6

Operating income	2.4	0.3	2.8
Net interest and other expense	(0.4)	(0.3)	(0.3)
Income tax expense (benefit)	0.7	0.0	0.9

Net income (loss)	1.3	0.0	1.6

Number of stores open at end of period	852	857	842

        Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs. Increases or decreases in dollar amounts of these expenses are attributable to increases or decreases in the number of stores and increases or decreases in variable expenses due to new store sales growth and leveraging or deleveraging of fixed costs due to increases or declines in sales. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

        Net sales increased $26.6 million or 3.3% to $828.3 million in fiscal 2010 from $801.7 million in fiscal 2009, primarily due to increased sales from comparable stores (stores open at least one year) of 2.2%. The increase in comparable store sales was comprised of comparable store transactions increasing 3.4% offset by a decline in the comparable store average ticket of 1.2%. Our average annual sales per store increased by $32,000 or 3.4% to $972,000 in fiscal 2010. Comparable store sales and sales per store increased primarily due to higher traffic levels offset by a slightly lower average ticket. Management believes average tickets were lower due to the lower discretionary income availability of our customers resulting from the impact of the recession including unemployment, reduced consumer confidence, and the state of the U.S. housing and credit markets. Traffic levels improved by 5.7% in the fiscal fourth quarter of 2010, versus the fiscal fourth quarter of 2009, on a comparable store basis.

        Gross profit increased $17.9 million or 6.0% to $314.0 million in fiscal 2010 compared to $296.1 million in fiscal 2009, of which, $10.0 million of the gross profit increase was directly attributable to an increase in our net sales and improvements in our gross profit percentage. Our gross profit percentage increased to 37.9% in 2010 from 36.9% in 2009. This 1.0% increase in our gross profit percentage was attributable to a decrease in our markdowns as a percentage of sales of 0.3% combined with decreases of 0.2% in each of our cost of product, and shrink, respectively. Additionally, our gross margin percentage improved another 0.2% due to improved leveraging of our distribution center costs from our increased sales volume.

        Selling, general and administrative expenses increased $0.1 million or 0.1% to $293.8 million in fiscal 2010, from $293.7 million in the prior year. The increase was primarily attributable to a $3.0 million increase in employee incentive bonuses due to the improvement in our business in fiscal 2010, combined with a $1.0 million increase in legal expenses related to ongoing litigation. These increases were offset by a decrease of $3.7 million in advertising. As a percentage of sales, selling, general and administrative expenses decreased 1.1% to 35.5% in 2010 from 36.6% in 2009. The decreased percentage is primarily due to improved expense leveraging given our positive comparable store sales for the year. These expenses increased on an average annual per store basis by 0.1% in 2010.

        Net interest and other expense increased $1.0 million to $3.5 million in 2010, compared to $2.5 million in 2009. This increase was primarily attributable to an increase in other expenses due to an increase in losses on disposals of assets of $0.8 million.

        Income tax expense increased to $5.9 million in 2010 versus a benefit of less than $0.1 million in 2009. The increase was due to increased profitability. Our effective tax rate decreased slightly to 35.5% in fiscal 2010 versus 36.2% in fiscal 2009.

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

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

        Selling, general and administrative expenses decreased $4.2 million or 1.4% to $293.7 million in 2009 from $297.9 million in the prior year. The decrease was primarily attributable to a $3.2 million decrease in advertising, primarily in television and radio, and a $1.6 million decrease in wages as we reduced staff to properly match customer traffic. Bank charges and check expenses also decreased by $1.4 million as a result of lower transaction volumes while general liability insurance costs decreased $1.3 million primarily as a result of lower traffic. Repairs and maintenance and other purchased service expenses decreased by $1.3 million as a result of cost containment efforts. These decreases were partially offset by an increase of $5.1 million in rent primarily as a result of our increase in the number of stores. As a percentage of sales these expenses increased 3.0% to 36.6% in 2009 from 33.6% in 2008. The increased percentage is primarily due to reduced expense leveraging given our negative comparable store sales for the year. These expenses decreased on an average annual per store basis by 4.9% in 2009.

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

        Income tax expense decreased $7.7 million to a benefit of $25 thousand versus an expense of $7.6 million in 2008 due to decreased profitability. Our effective tax rate increased to 36.2% in fiscal 2009 versus 34.5% in fiscal 2008 primarily due to an increase of state and local income tax rates of jurisdictions in which we operate.

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

        Net cash flows provided by operating activities for the fiscal years ended June 30, 2010, 2009, and 2008, were $32.1 million, $32.2 million and $59.1 million, respectively. For the fiscal year ended June 30, 2010, cash provided by operating activities was primarily due to net income of $10.7 million combined with an increase in accounts payable of $12.4 million and an adjustment for depreciation expense of $15.6 million. These sources of cash flow from operations were offset primarily by an increase in inventory of $15.7 million. The increases in accounts payable and inventory were due to increased purchases of inventory to meet customer demand.

        For the fiscal year ended June 30, 2009, cash provided by operating activities was primarily due to a decrease in inventory of $17.4 million and an adjustment of net loss for depreciation of $16.8 million. The decrease in inventory was due to decreased purchases of inventory to better match customer demand. For the fiscal year ended June 30, 2008, cash provided by operating activities was primarily due to a decrease in inventory of $47.6 million offset by a decrease in accounts payable of $17.4 million along with net income of $14.5 million, adjusted for depreciation expense of $17.5 million. The decreases in inventory and accounts payable were due to decreased purchases of new inventory to better match customer demand. A significant portion of our revenues and net earnings are realized during the period from October through December while an increase in merchandise purchases in preparation for this holiday selling season occurs in prior months. Cash and cash equivalents as of June 30, 2010, 2009, and 2008, were $23.5 million, $5.8 million, and $8.6 million, respectively. There has been no material change in our payment policy to vendors.

        Net cash used in investing activities was due to capital expenditures of $17.4, $12.5 million, and $11.6 million, respectively, for the fiscal years ended June 30, 2010, 2009, and 2008. During each year, capital expenditures were primarily for information systems improvements, new store openings, various distribution center equipment and improvements, and corporate office equipment and improvements. In fiscal 2011, we expect to spend approximately $17.0 million for capital expenditures, primarily for fixtures for new and existing stores, distribution center equipment and improvements, and systems upgrades and improvements. Capital expenditures will be financed with funds generated from operations and borrowings under our revolving credit facility.

        Net cash provided by financing activities of $3.1 million for the fiscal year ended June 30, 2010 was primarily due to a change in cash overdraft of $3.4 million and lower borrowings under our revolving credit facility. Net cash used in financing activities of $22.6 million for the fiscal year ended June 30, 2009 was primarily due to a change in cash overdraft of $9.7 million combined with net payments on our revolving credit facility of $8.5 million. Net cash used in financing activities of $49.2 million for the fiscal year ended June 30, 2008, was due primarily to net payments on our then-existing revolving credit facility of $48.0 million.

        On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors indicated that it will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

        On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a "clean down" provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which, affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.

        At June 30, 2010, we had no amounts outstanding under the Revolving Credit Facility, $10.1 million of outstanding letters of credit and availability of $103.3 million under the revolving credit facility. Letters of credit under the revolving credit facility are primarily for self insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the revolving credit facility. Any borrowing under the revolving credit facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes. Interest expenses of $2.9 million for fiscal 2010 were due primarily to commitment fees of $1.3 million and the amortization of financing fees of $1.2 million.

        As of June 30, 2010, we were in compliance with all required covenants.

        We anticipate that our net cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our working capital needs, planned capital expenditures, and interest payments for the next twelve months.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2010.

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$179,079	$61,341	$85,789	$28,895	$3,054
Leased maintenance, insurance and taxes on operating leases	16,261	5,571	7,789	2,623	278
Commitment Fees on Revolving Credit Facility	5,474	1,564	3,128	782	—

Total	$200,814	$68,476	$96,706	$32,300	$3,332

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Commitment fees on our Revolving Credit Facility is calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the facility and letters of credit totaling $10.1 million. It is likely we will incur additional interest expense than that calculated above as we may borrow amounts, from time to time, under our revolving credit facility.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the eight quarters ended June 30, 2010. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Net sales	$165,867	$289,615	$172,000	$200,783
Gross profit	63,379	109,463	64,560	76,593
Operating income (loss)	(6,933)	30,168	(6,254)	3,165
Net income (loss)	(4,661)	18,450	(4,336)	1,295
Basic earnings (loss) per share	(0.11)	0.43	(0.10)	0.03
Diluted earnings (loss) per share	(0.11)	0.43	(0.10)	0.03
Comparable store sales increase (decrease)	(5.8)%	5.1%	1.6%	6.0%

	Quarters Ended
	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Net sales	$173,401	$272,650	$167,000	$188,670
Gross profit	64,156	100,895	60,978	70,108
Operating income (loss)	(6,754)	20,580	(9,388)	(2,001)
Net income (loss)	(4,297)	12,711	(6,828)	(1,629)
Basic earnings (loss) per share	(0.10)	0.31	(0.16)	(0.04)
Diluted earnings (loss) per share	(0.10)	0.31	(0.16)	(0.04)
Comparable store sales decrease	(17.3)%	(14.9)%	(9.5)%	(6.6)%

        Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic and weather-related conditions. The timing of sales events could impact the weighting of sales between quarters. We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and operating income being generated in the quarter ending December 31, which includes the holiday selling season.

Inflation

        In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2010, 2009, or 2008. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB ASC 260-10-45 (formerly Emerging Issues Task Force 03-6-1) "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted the provisions of ASC 260-10-45 effective July 1, 2009 with no material impact to the financial statements.

        In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." The FASB Accounting Standards Codification ("the Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 105, Generally Accepted Accounting Principles. ASC 105 established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy has been modified to include two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company's consolidated financial statements as a result of the adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2010, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions which participate on our Revolving Credit Facility, to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors, primarily in Euros. During the fiscal year ended June 30, 2010, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations and were immaterial to us as a whole in the fiscal year ended June 30, 2010.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2010, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material effect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made and such hedging activities have been immaterial, any fluctuations in the exchange rate should not materially affect us.

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

        Interest Rates.    We had no outstanding debt as of June 30, 2010, or 2009. We had outstanding debt in the amount of $8.5 million at June 30, 2008. We use our Revolving Credit Facility to fund our operations as needed. We are exposed to financial market risk due to fluctuating interest rates on our revolving line of credit. However, if a 0.5% increase in rate had occurred during the fiscal year ended June 30, 2010, this increase would not have resulted in an increase in interest expense as we had no amounts outstanding under the revolving credit facility during that time. Any borrowings under our revolver will incur interest at LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. During the fiscal year ended June 30, 2010, the LIBOR rates we paid varied from 3.06% to 3.31% while the prime rate we paid was 6.0%. During the fiscal year ended June 30, 2009, the LIBOR rates we paid varied from 2.36% to 5.07% while the prime rates we paid varied between 4.0% to 6.0%. During the fiscal year ended June 30, 2008, the LIBOR rate varied from 3.39%

to 3.61% while the prime rate was 5.0%. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. This rate is reduced or increased as our leverage ratio changes. We do not hold any derivatives related to interest rate exposure for any of our debt facilities. Interest expense of $2.9 million for fiscal 2010 was due primarily to commitment fees of $1.3 million and the amortization of financing fees of $1.2 million. You can find more information about our debt in Note 3 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Control Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2010 to ensure that information required to be disclosed by us in this Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2010, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. That report follows on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010, of Tuesday Morning Corporation and our report dated August 31, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Fort Worth, Texas August 31, 2010

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2010 Annual Meeting of Stockholders.

        We have adopted a "Code of Ethics for Senior Financial Officers" that establishes the ethical standards to be followed by the persons serving as principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have also adopted a "Code of Conduct" that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors. Both are available on our website at www.tuesdaymorning.com under "Investor Relations—Corporate Governance." Any amendment or waiver to our Code of Conduct will be posted on the Company's website.

        There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors that have occurred in the quarter ending June 30, 2010.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2010 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2010 Annual Meeting of Stockholders.

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2010. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,926	$11.43	1,687
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,926	$11.43	1,687

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2010 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2010 Annual Meeting of Stockholders.

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

Exhibit No.	Description
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
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

Exhibit No.	Description
10.18	Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 10, 2008)†
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

Exhibit No.	Description
10.30	Second Amendment to Credit Agreement, dated January 29, 2010, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 4, 2010)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 31, 2010
	By:	/s/ KATHLEEN MASON Kathleen Mason Chief Executive Officer, and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KATHLEEN MASON Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)	August 31, 2010
/s/ STEPHANIE BOWMAN Stephanie Bowman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 31, 2010
/s/ BRUCE A. QUINNELL Bruce A. Quinnell	Chairman of the Board	August 31, 2010
/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	August 31, 2010
/s/ DAVID B. GREEN David B. Green	Director	August 31, 2010
/s/ STARLETTE JOHNSON Starlette Johnson	Director	August 31, 2010
/s/ WILLIAM J. HUNCKLER, III William J. Hunckler, III	Director	August 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Fort Worth, Texas August 31, 2010

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for share data)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,522	$5,783
Inventories	239,194	223,628
Prepaid expenses and other current assets	9,756	10,197
Deferred income taxes	—	1,545

Total current assets	272,472	241,153
Property and equipment, net	72,823	72,356
Deferred financing costs	3,522	4,211
Other assets	1,719	1,521

Total Assets	$350,536	$319,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	62,916	47,109
Accrued liabilities	34,317	28,765
Deferred income taxes	288	—
Income taxes payable	96	1,564

Total current liabilities	97,617	77,438
Deferred rent	3,181	4,171
Income taxes payable—non current	639	—
Deferred income taxes	1,207	2,279

Total Liabilities	102,644	83,888

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 100,000,000 shares; 43,022,248, and 42,836,707 shares issued and outstanding as of June 30, 2010 and 2009	430	428
Additional paid-in capital	205,255	203,633
Retained earnings	42,082	31,334
Accumulated other comprehensive income (loss)	125	(42)

Total Stockholders' Equity	247,892	235,353

Total Liabilities and Stockholders' Equity	$350,536	$319,241

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2010	2009	2008
Net sales	$828,265	$801,722	$885,281
Cost of sales	514,270	505,585	562,578

Gross profit	313,995	296,137	322,703
Selling, general and administrative expenses	293,850	293,702	297,852

Operating income	20,145	2,435	24,851
Other income (expense):
Interest expense	(2,945)	(2,748)	(3,928)
Interest income	14	1	157
Other income (expense), net	(545)	243	1,052

	(3,476)	(2,504)	(2,719)
Income (loss) before income taxes	16,669	(69)	22,132
Income tax expense (benefit)	5,921	(25)	7,634

Net income (loss)	$10,748	$(44)	$14,498

Earnings Per Share
Net income per common share:
Basic	$0.25	$0.00	$0.35
Diluted	$0.25	$0.00	$0.35
Weighted average number of common shares:
Basic	41,920	41,505	41,439
Diluted	42,483	41,505	41,494

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2007	41,440	414	198,183	16,881	(38)	215,440
Comprehensive income:
Net income	—	—	—	14,498	—	14,498
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(1)	(1)

Comprehensive income	—	—	—	14,498	(1)	14,497
Shares issued in connection with employee stock incentive plan and related tax effect	377	4	(29)	(1)	—	(26)
Amortization of Stock-based compensation expense	—	—	3,000		—	3,000

Balance at June 30, 2008	41,817	$418	$201,154	$31,378	$(39)	$232,911
Comprehensive loss:
Net loss	—	—	—	(44)	—	(44)
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(3)	(3)

Comprehensive loss	—	—	—	(44)	(3)	(47)
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	1,020	10	(151)	—	—	(141)
Amortization of Stock-based compensation expense	—	—	2,630	—	—	2,630

Balance at June 30, 2009	42,837	$428	$203,633	$31,334	$(42)	$235,353
Comprehensive income:
Net income	—	—	—	10,748	—	10,748
Unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	167	167

Comprehensive income	—	—	—	10,748	167	10,915
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	145	—	(500)	—	—	(500)
Shares issued in connection with exercises of employee stock options	40	2	77			79
Amortization of Stock-based compensation expense	—	—	2,045	—	—	2,045

Balance at June 30, 2010	43,022	$430	$205,255	$42,082	$125	$247,892

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$10,748	$(44)	$14,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,583	16,796	17,483
Amortization of financing fees	1,059	709	201
Stock based compensation expense	2,206	2,615	3,174
Loss on disposal of assets	1,382	631	540
Deferred income taxes	261	(3,087)	1,407
Other non-cash items	167	4	(1)
Change in operating assets and liabilities:
Inventories	(15,727)	17,382	47,621
Prepaid and other current assets	441	1,095	(5,338)
Other assets	(198)	1,519	542
Accounts payable	12,416	(7,095)	(17,367)
Accrued liabilities	5,552	170	(2,628)
Deferred rent	(990)	8	(371)
Income taxes payable	(829)	1,537	(685)

Net cash provided by operating activities	32,071	32,240	59,076

Cash flows from investing activities:
Capital expenditures	(17,432)	(12,475)	(11,562)

Net cash used in investing activities	(17,432)	(12,475)	(11,562)

Cash flows from financing activities:
Borrowings under revolving credit facility	61,605	232,756	220,000
Repayments under revolving credit facility	(61,605)	(241,256)	(268,000)
Change in cash overdraft	3,391	(9,695)	(1,187)
Proceeds from the exercise of employee stock options	79	—	—
Payment of financing fees	(370)	(4,417)	—

Net cash provided by (used in) financing activities	3,100	(22,612)	(49,187)

Net increase (decrease) in cash and cash equivalents	17,739	(2,847)	(1,673)
Cash and cash equivalents, beginning of period	5,783	8,630	10,303

Cash and cash equivalents, end of period	$23,522	$5,783	$8,630

Supplemental cash flow information:
Interest paid	$1,796	$1,784	$3,678
Income taxes paid (refunds received)	5,655	(96)	11,491

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We operated 852 discount retail stores in 43 states as of June 30, 2010 (857 and 842 stores at June 30, 2009 and 2008, respectively). We sell close-out home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July. We are generally closed for up to the first two weeks of January and July as we conduct physical inventories at all of our stores.

(a)
Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.

(b)
Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2010 and 2009, credit card receivables from third party consumer credit card providers were $3.2 million and $2.7 million, respectively.

(c)
Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. These capitalized expenses included in ending inventory totaled $27.4 million and $26.0 million at June 30, 2010 and 2009, respectively. We expensed $68.9 million, $67.8 million, and $71.5 million, of such capitalized inventory costs in cost of sales for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)
Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2010, 2009, and 2008 were $26,963, $30,698, and $33,856, respectively. We do not receive money from vendors to support our advertising expenditures. Prepaid asset amounts recorded for advertising at June 30, 2010 and 2009, were $444 and $67, respectively.

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

  We account for our foreign currency forward contracts as cash flow hedges in accordance with generally accepted accounting principles of the United States. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income (loss) until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income (loss) and into cost of sales when the hedged inventory is sold. Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented. The effect of foreign exchange contracts on our financial position or results of operations historically and for the periods presented is and has been immaterial.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)
Share-Based Compensation—We recognized stock-based compensation costs under the requirements of U.S. generally accepted accounting principles as follows:

	Fiscal Years Ended June 30,
	2010	2009	2008
Amortization of stock-based compensation during the period	$2,045	$2,630	$3,000
Amounts capitalized in ending inventory	(715)	(1,082)	(1,033)
Amount recognized and charged to cost of goods sold	876	1,067	1,207

Amounts charged against income for the period before tax	$2,206	$2,615	$3,174

  Consistent with prior years, the fair value of each stock option granted during the fiscal year ended June 30, 2010 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.

  The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.

  These factors were as follows:

	Fiscal Years Ended June 30,
	2010	2009	2008
Weighted average risk-free interest rate	1.75 - 2.97%	1.6 - 3.4%	2.3 - 5.1%
Expected life of options (years)	4.4 - 6.0	4.4 - 6.0	4.4 - 6.0
Expected stock volatility	64.8 - 75.6%	49.5 - 64.8%	41.6 - 47.9%
Expected dividend yield	0.0%	0.0%	0.0%
(o)
Net Income (loss) Per Common Share—Basic net income (loss) per common share for the fiscal years ended June 30, 2010, 2009, and 2008, was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period. Diluted net income (loss) per common share for the fiscal years ended June 30, 2010, 2009, and 2008, was calculated by dividing net income (loss) by the weighted average number of common shares including the impact of dilutive common stock options outstanding. See Note 10.

(p)
Recent Accounting Pronouncements—In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB ASC 260-10-45 (formerly Emerging Issues Task Force 03-6-1) "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." ASC 260-10-45 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted the provisions of ASC 260-10-45 effective July 1, 2009 with no material impact to the financial statements.

  In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." The FASB Accounting Standards Codification ("the Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

  In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 105, Generally Accepted Accounting Principles. ASC 105 established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy has been modified to include two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company's consolidated financial statements as a result of the adoption.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at:

	June 30,
	2010	2009
Land	$8,504	$8,504
Buildings	41,526	41,354
Furniture and fixtures	76,089	83,005
Equipment	52,129	60,405
Leasehold improvements	12,055	12,862

	190,303	206,130
Less accumulated depreciation	(117,480)	(133,774)

Net property and equipment	$72,823	$72,356

(3) DEBT

        On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a "clean down" provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which, affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of June 30, 2010, we were in compliance with all required covenants. Interest expenses of $2.9 million for fiscal 2010 were due primarily to commitment fees of $1.3 million and the amortization of financing fees of $1.2 million.

        At June 30, 2010, we had no outstanding amounts under the Revolving Credit Facility, $10.1 million of outstanding letters of credit and availability of $103.3 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(4) ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	June 30,
	2010	2009
Sales tax	$3,099	$2,268
Self-insurance reserves	12,546	12,220
Wages & benefits	8,333	6,784
Property taxes	1,495	1,472
Other expenses	8,844	6,021

Total accrued liabilities	$34,317	$28,765

(5) INCOME TAXES

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Fiscal Year Ended June 30, 2010
Federal	$4,621	$701	$5,322
State and local	539	60	599

Total	$5,160	$761	$5,921

Fiscal Year Ended June 30, 2009
Federal	$2,739	$(2,715)	$24
State and local	184	(233)	(49)

Total	$2,923	$(2,948)	$(25)

Fiscal Year Ended June 30, 2008
Federal	$5,598	$1,262	$6,860
State and local	603	171	774

Total	$6,201	$1,433	$7,634

        A reconciliation of the expected federal income tax expense (benefit) at the statutory income tax rate to the actual tax expense (benefit) follows (based upon a tax rate of 35%):

	Fiscal Year Ended June 30,
	2010	2009	2008
Expected federal income tax expense	$5,834	$(25)	$7,746
State income taxes, net of related federal tax benefit	441	139	611
Other, net	(354)	(139)	(723)

Total tax expense (benefit)	$5,921	$(25)	$7,634

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(5) INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	June 30,
	2010	2009	2008
Deferred tax assets:
Current:
Other payroll and benefits	$884	$797	$751
Inventory reserves	458	1,128	441
Self-insurance reserves	4,739	4,534	4,605
Stock-compensation	3,358	3,408	2,536
Other current liabilities	273	827	853
Noncurrent:
Deferred rent	1,212	1,588	1,593

Total gross deferred tax assets	$10,924	$12,282	$10,779

Deferred tax liabilities:
Current:
Inventory costs	$7,315	$6,841	$7,094
Prepaid supplies	2,685	2,307	2,359
Non-current:
Property and equipment	2,419	3,868	5,007

Total gross deferred tax liabilities	12,419	13,016	14,460

Net deferred tax liability	$1,495	$734	$3,681

        We expect the deferred tax assets at June 30, 2010 to be fully recovered and the deferred tax liabilities at June 30, 2010 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of June 30, 2010.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(5) INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2007	$1,076
Additions based on tax positions related to current year	57
Additions for tax positions of prior years	11
Reductions for tax positions of prior years	$(53)

Balance at June 30, 2008	$1,091
Additions for tax positions of prior years	12
Reductions for tax positions of prior years	(68)

Balance at June 30, 2009	$1,035
Additions for tax positions of prior years	33
Reductions for settlements	(429)

Balance at June 30, 2010	$639

        The balance at June 30, 2010, that, if recognized, would affect the effective tax rate is $639. The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended June 30, 2010, 2009, and 2008, we recognized, net of tax effect $23, $33, and $60, in interest, respectively. We paid interest, net of tax, $92, and $13 during the fiscal years ended June 30, 2010, and 2009, respectively. No interest was paid in the tax year ended June 30, 2008.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2010.

(6) STOCK-BASED INCENTIVE PLANS

        Stock Option Awards—We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the "1997 Plan"), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the "2004 Plan"), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the "2008 Plan") which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us, and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock. Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant in the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant in the 2008 Plan.

        Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of June 30, 2010. The exercise prices of stock options outstanding on June 30, 2010, range between $0.63 and $35.23, which represents market value on the grant date. At June 30, 2010, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. There were 1,082,000 and 606,000 shares available for grant under the 2004 Plan and the 2008 Plan at June 30, 2010, respectively.

        Following is a summary of transactions relating to the 1997 Plan, 2004 Plan and 2008 Plan options for the fiscal years ended June 30, 2010, 2009, and 2008 (share amounts in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2007	2,092	$17.83	6.10	$1,405
Granted during year	95	7.12
Exercised during year	(1)	1.43
Forfeited during year	(115)	13.53
Expired during year	(71)	15.64

Options Outstanding at June 30, 2008 (vested or expected to vest)	2,000	17.66	4.98	—
Granted during year	1,751	2.14
Forfeited or expired during year	(764)	6.73

Options Outstanding at June 30, 2009	2,987	11.37	6.02	2,492
Granted during year	68	4.05
Exercised during the year	(40)	2.02
Forfeited or expired during year	(89)	7.64

Options Outstanding at June 30, 2010	2,926	11.43	5.09	$3,051

Exercisable at June 30, 2010	2,162	$14.47	3.93	$1,308

        The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2010, 2009, and 2008, was $2.42, $1.01, $1.69, respectively. The intrinsic value of vested shares at June 30, 2010 is $1,308.

        There were options to purchase 40,000 and 1,000 shares of our common stock exercised during the fiscal years ended June 30, 2010, and 2008, respectively. There were no options exercised during the fiscal year ended June 30, 2009. The aggregate intrinsic value of stock options exercised was $79 and $9 during the fiscal years ended June 30, 2010, and 2008, respectively. At June 30, 2010 we had $1,049 of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.7 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about stock options outstanding at June 30, 2010 (share amounts in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.63 - $1.07	610	8.39	$1.06	328	$1.07
$1.07 - $1.24	427	8.58	1.24	122	1.24
$1.24 - $7.43	148	8.61	4.64	41	5.40
$7.43 - $8.31	60	1.73	8.20	55	8.25
$10.00 - $10.00	467	0.07	10.00	467	10.00
$12.38 - $20.02	358	5.10	16.45	295	16.72
$20.04 - $35.23	856	3.37	24.00	854	24.00

	2,926	5.09	$11.43	2,162	$14.47

        Restricted Stock Awards—Under the terms of the 1997 Plan, the 2004 Plan, and the 2008 Plan, we may also grant restricted stock to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the market price at the date of award. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended June 30, 2010, 2009, and 2008, were $3.43, $2.45, and $5.00, respectively. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. As of June 30, 2010, there were 804,000 shares of restricted stock outstanding with a weighted average fair value of $1.89 per share under the 2004 Plan and the 2008 Plan. Compensation expense related to restricted shares is recognized ratably over the requisite service period. For restricted shares with performance provisions, we estimate whether the performance conditions of the restricted shares are probable to be met for those shares awarded with performance conditions. If in the estimate of management, those performance conditions will not be met, we do not record expenses related to those performance based restricted shares. All restricted shares with performance requirements were forfeited as of June 30, 2010. Expense recorded for all restricted stock awards totaled $1,286, $1,136, and $433 for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. At June 30, 2010, we had $888 of

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

total unrecognized stock-based compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.3 years.

	Number of Shares (000's)	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2007	7	$14.83
Granted during year	377	5.00
Vested during year	(7)	14.83
Forfeited during year	(1)	4.85

Outstanding at June 30, 2008	376	$5.00
Granted during year	1,830	2.45
Vested during year	(245)	4.48
Forfeited during year	(810)	3.93

Outstanding at June 30, 2009	1,151	$1.79
Granted during year	197	3.43
Vested during year	(493)	2.20
Forfeited during year	(51)	2.58

Outstanding at June 30, 2010	804	$1.89

(7) OPERATING LEASES

        We lease substantially all store locations under non-cancelable operating leases. Our leases generally are for a five-year period with two five-year renewal options and, in very limited circumstances, our leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 36 months if the store does not achieve sales expectations. Future minimum rental payments under leases are as follows:

Fiscal Years Ending June 30,
2011	$61,341
2012	49,446
2013	36,343
2014	20,959
2015	7,936
Thereafter	3,054

Total minimum rental payments	$179,079

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(7) OPERATING LEASES (Continued)

        Rent expense for the fiscal years ended June 30, 2010, 2009, and 2008 were $79,184, $80,144 and $74,937, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant's contribution up to 4% of participant's compensation. We expensed contributions of $983, $972 and $930 for the fiscal years ended June 30, 2010, 2009, and 2008.

        Prior to December 31, 2007, we offered participation in a stock purchase program for full time employees after completion of 90 days of continuous employment. This stock purchase plan was terminated effective December 31, 2007. We expensed our contributions as incurred. The contributions were immaterial for all reported years.

(9) LEGAL PROCEEDINGS

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court's de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs have chosen to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. We do not expect any of these complaints to have a material impact on our financial statements.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. In January 2010, a plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. It was filed as a limited jurisdiction case. This case is still in the initial stages of litigation.The companion lawsuit is still in the initial stages of

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(9) LEGAL PROCEEDINGS (Continued)

litigation. We do not expect any of these complaints to have a material impact on our financial statements.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The court recently lifted the stay that had previously been in place and we are now moving forward with discovery. We do not expect this complaint to have a material impact on our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

(10) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended June 30,
	2010	2009	2008
Basic Earnings Per Share:
Net income (loss)	$10,748	$(44)	$14,498
Less: Income to participating securities	245	(1)	70

Income available to common stockholders	$10,503	$(43)	$14,428
Weighted average number of common shares outstanding	41,920	41,505	41,439

Basic earnings (loss) per common share	$0.25	$0.00	$0.35

Diluted Earnings Per Share:
Net income (loss)	$10,748	$(44)	$14,498

Dilutive effect of employee stock awards	563	—	55
Weighted average number of common shares outstanding	41,920	41,505	41,439

Weighted average number of common shares and dilutive effect of outstanding employee stock awards	42,483	41,505	41,494

Diluted earnings per common share	$0.25	$0.00	$0.35

        Options representing the rights to purchase common stock of 1,839,956 shares at June 30, 2010, had exercise prices greater than the average quoted market price for our common stock. These shares were not included in the diluted earnings (loss) per share calculation because the assumed exercise of such options would have been anti-dilutive. Options representing the rights to purchase common stock of 1,787,000 shares and restricted stock awards of 1,151,000 were excluded in the earnings per share calculation for June 30, 2009, because the assumed exercise of such options would have been anti-dilutive. Options representing the rights to purchase common stock of 1,597,000 shares at June 30,

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except for per share amounts)

(10) EARNINGS PER COMMON SHARE (Continued)

2008, had exercise prices greater than the average quoted market price for our common stock. These shares were not included in the diluted earnings (loss) per share calculation because the assumed exercise of such options would have been anti-dilutive.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the years ended June 30, 2010 and 2009:

	Quarters Ended(1)
	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Net sales	$165,867	$289,615	$172,000	$200,783
Gross profit	63,379	109,463	64,560	76,593
Operating income (loss)	(6,933)	30,168	(6,254)	3,165
Net income (loss)	(4,661)	18,450	(4,336)	1,295
Basic earnings (loss) per share	$(0.11)	$0.43	$(0.10)	$0.03
Diluted earnings (loss) per share	$(0.11)	$0.43	$(0.10)	$0.03

	Quarters Ended(1)
	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Net sales	$173,401	$272,650	$167,000	$188,671
Gross profit	64,156	100,895	60,978	70,108
Operating income (loss)	(6,754)	20,580	(9,388)	(2,003)
Net income (loss)	(4,297)	12,711	(6,828)	(1,630)
Basic earnings (loss) per share	$(0.10)	$0.31	$(0.16)	$(0.04)
Diluted earnings (loss) per share	$(0.10)	$0.31	$(0.16)	$(0.04)

(1)
A significant portion of our revenues and net earnings are realized during the period from October through December.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
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
10.24
First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.25
First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.26
Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.27
Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.28
Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.29
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.30
Second Amendment to Credit Agreement, dated January 29, 2010, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 4, 2010)
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