Form 10-Q
period 2010-09-30
TUESDAY MORNING CORP/DE
filed 2010-10-29
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2010
Common Stock, par value $0.01 per share	43,034,366

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

Readers are referred to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2010 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•                                                                                                      uncertainties regarding our ability to open stores and relocate existing stores in new and existing markets and operate these stores on a profitable basis;

•                                                                                                      conditions affecting consumer spending and consumer confidence and the impact, depth and duration of current economic conditions;

•                                                                                                      increased or new competition;

•                                                                                                      our ability to operate information systems and implement new technologies effectively;

•                                                                                                      our ability to safeguard our customers’ personal information and other secure data;

•                                                                                                      our ability to continue to attract buying opportunities and anticipate customer demand;

•                                                                                                      loss of or disruption in our centralized distribution center;

•                                                                                                      our freight costs and thus our cost of goods sold are impacted by changes in fuel prices;

•                                                                                                      loss or departure of one or more members of our senior management or experienced buying and management personnel;

•                                                                                                      our ability to generate strong cash flows from our operations;

•                                                                                                      an increase in the cost or a disruption in the flow of our imported products;

•                                                                                                      our success in implementing our marketing, advertising and promotional efforts;

•                                                                                                      our ability to attract and retain quality sales, distribution center and other associates in large numbers;

•                                                                                                      seasonal and quarterly fluctuations;

•                                                                                                      fluctuations in our comparable store results;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2010 (unaudited) and June 30, 2010

(In thousands, except for per share data)

	September 30, 2010	June 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$4,727	$23,522
Inventories	306,462	239,194
Prepaid expenses and other current assets	11,558	9,756
Deferred income taxes	1,377	—
Total current assets	324,124	272,472

Property and equipment, net	73,665	72,823
Deferred financing costs	3,267	3,522
Other assets	1,610	1,719

Total Assets	$402,666	$350,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,215	$62,916
Accrued liabilities	31,955	34,317
Deferred income taxes	—	288
Income taxes payable	37	96
Total current liabilities	148,207	97,617

Revolving credit facility	4,000	—
Deferred rent	3,079	3,181
Deferred income taxes	725	1,207
Income tax payable — non current	644	639

Total Liabilities	156,655	102,644

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 43,022,241 shares issued and outstanding at September 30, 2010 and 43,022,248 shares issued and outstanding at June 30, 2010	430	430
Additional paid-in capital	206,296	205,255
Retained earnings	39,437	42,082
Accumulated other comprehensive income (loss)	(152)	125

Total Stockholders’ Equity	246,011	247,892

Total Liabilities and Stockholders’ Equity	$402,666	$350,536

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended September 30,
	2010	2009

Net sales	$172,756	$165,867
Cost of sales	105,958	102,488
Gross profit	66,798	63,379
Selling, general and administrative expenses	70,281	70,312
Operating loss	(3,483)	(6,933)
Other income (expense):

Interest expense	(690)	(751)
Other income (expense), net	(96)	(14)
	(786)	(765)
Loss before income taxes	(4,269)	(7,698)
Income tax benefit	(1,624)	(3,037)

Net loss	$(2,645)	$(4,661)

Loss Per Share
Net loss per common share:
Basic	$(0.06)	$(0.11)
Diluted	$(0.06)	$(0.11)
Weighted average number of common shares:
Basic	42,220	41,686
Diluted	42,220	41,686

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended September 30,
	2010	2009

Net cash flows from operating activities:
Net loss	$(2,645)	$(4,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,238	3,929
Amortization of financing fees	255	236
Deferred income taxes	(1,723)	1,443
Loss on disposal of assets	308	222
Stock-based compensation	418	533
Other non-cash items	(168)	6
Change in operating assets and liabilities:
Inventories	(67,271)	(57,176)
Prepaid and other assets	(1,802)	(3,976)
Accounts payable	51,859	51,000
Accrued liabilities	(2,362)	3,393
Deferred rent	(102)	65
Income taxes payable	(54)	(875)
Net cash used in operating activities	(19,049)	(5,861)

Net cash flows from investing activities:
Capital expenditures	(5,388)	(3,757)
Net cash used in investing activities	(5,388)	(3,757)

Net cash flows from financing activities:
Repayments under revolving credit facility	—	(28,654)
Proceeds under revolving credit facility	4,000	33,954
Change in cash overdraft	1,440	4,137
Excess tax benefit from the exercise of employee stock options	197	—
Proceeds from the exercise of common stock options	5	—
Net cash provided by financing activities	5,642	9,437
Net decrease in cash and cash equivalents	(18,795)	(181)
Cash and cash equivalents, beginning of period	23,522	5,783
Cash and cash equivalents, end of period	$4,727	$5,602

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.         Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the year ended June 30, 2010.  Due to the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire fiscal year.

The balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2010.  We operate our business as a single operating segment.

2.         Stock-based compensation — We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) which allow for the granting of stock-based compensation, including stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for the Company, and its subsidiaries.  All shares available under the 1997 Plan have been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007.  Equity awards may no longer be granted under the 1997 Plan but options granted under the plan may still be exercisable.  Equity awards may be subject to forfeiture if certain performance requirements are not met under the 2004 and 2008 plans.  No performance awards were outstanding as of September 30, 2010.

Stock Options.  The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock. Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of September 30, 2010. The exercise prices of stock options outstanding on September 30, 2010, range between $0.63 and $35.23, which represents market value on the grant date. There were 602,021 and 605,540 shares available for grant under the 2004 Plan and the 2008 Plan at September 30, 2010, respectively.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the market price at the date of award.  As of September 30, 2010, there were 810,619 shares of restricted stock outstanding with a weighted average grant date fair value of $1.91 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three months ended September 30,
	2010	2009

Amortization of stock-based compensation during the period	$415	$444
Amounts capitalized in ending inventory	(171)	(181)
Amounts recognized and charged to cost of goods sold	174	269
Amounts charged against income for the period before tax	$418	$532

3.       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarters ended September 30, 2010 and 2009 was $2.9 million and $4.7 million, respectively.

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

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. In January 2010, a plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. It was filed as a limited jurisdiction case. This case is still in the initial stages of litigation. The companion lawsuit is still in the initial stages of litigation.

In August of 2009, a similar lawsuit by a former store manager seeking alleging failure to pay overtime was filed in Alabama.  The suit seeks class action status to include all current and former store managers outside of the State of California.  This case is still in the initial stages of litigation.  We do not expect any of these complaints to have a material impact on our financial statements.

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

5.      Earnings per common share - The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,
(In thousands, except for per share data)	2010	2009

Basic earnings per share:
Net income (loss)	$(2,645)	$(4,661)
Less: Income to participating securities	—	—
Income available to common stockholders	(2,645)	(4,661)
Weighted average number of common shares outstanding	42,220	41,686
Net income (loss) per common share	$(0.06)	$(0.11)

Diluted earnings per share:
Net income (loss)	$(2,645)	$(4,661)

Dilutive effect of employee stock options and restricted stock	—	—
Weighted average number of common shares outstanding	42,220	41,686
Weighted average number of common shares and diluted effect of outstanding employee stock options and restricted stock	42,220	41,686

Net income (loss) per common share	$(0.06)	$(0.11)

For the quarters ended September 30, 2010, and 2009, 1,663,055 and 2,981,292 options, respectively, were excluded because their inclusion would have been anti-dilutive.  Additionally, 805,226 and 1,151,190 restricted shares were outstanding at September 30, 2010, and 2009, respectively.  None of these shares were included in the diluted earnings per share calculation for the quarters ended September 30, 2010, and 2009, because such inclusion would have been anti-dilutive.

6.         Revolving credit facility — On December 15, 2008, we entered into a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of September 30, 2010, we were in compliance with all required covenants.  Interest expenses of $0.7 million for the quarter ended September 30, 2010, were due primarily to commitment fees of $0.4 million and the amortization of financing fees of $0.3 million.

At September 30, 2010, we had $4.0 million outstanding under the Revolving Credit Facility, $9.9 million of outstanding letters of credit and availability of $158.1 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only material financial instrument we carry is our revolving credit facility.  We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

7.       Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for all tax years ending before or on June 30, 2007.  The effective tax rates for the quarters ended September 30, 2010 and September 30, 2009 were 38.0% and 39.5%, respectively.  The effective tax rate was lower in the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 due to a decrease in the effective tax rate for state income taxes.

8.         Cash and Cash Equivalents — Credit card receivables of $3.4 million and $3.2 million at September 30, 2010 and June 30, 2010, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 840 discount retail stores in 43 states as of September 30, 2010. We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. As we conduct physical inventories at all of our stores, we are normally closed for up to the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

Business Overview

The retail home furnishings industry has been negatively impacted by increased supply and competition within an already highly competitive promotional environment, a trend we believe is likely to continue in the near term and potentially longer. As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty, catalogue and e-commerce retailers and mass merchants, which sell, among other products, home furnishing and related products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Some of these competitors have substantially greater financial resources than we do. Our competitors’ greater financial resources allow them to initiate and sustain aggressive price competition, initiate broader marketing campaigns that reach a larger customer base, fund ongoing promotional events and communicate more frequently with existing and potential customers.

In response to the ongoing competition in the retail home furnishings and housewares industries, we continue to focus internally on various strategic initiatives that we believe have and will continue to offset the impact of this trend including, but not limited to:

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

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the first quarter of fiscal 2011 were 3.9% of sales versus 3.2% of sales for the same period last year.  We believe this strategy has contributed and will continue to contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone thereby allowing us to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2010 would result in a decline in gross profit and diluted earnings per share for the first quarter of fiscal 2011 of $1.5 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we achieve.

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

Net sales for the first quarter of fiscal 2011 were approximately $172.8 million, an increase of 4.2% compared to the same period last year. Comparable store sales for the quarter ended September 30, 2010, increased by 4.3% compared to the same period last year which was primarily due to an increase in customer traffic offset by a decrease in average ticket.  Net loss for the quarter was $2.6 million and diluted loss per share was $0.06.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened four new stores and closed sixteen existing stores during the first quarter of fiscal 2011. In addition, we relocated nine existing stores.

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

	Three Months Ended
	September 30
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	61.3	61.8
Gross profit	38.7	38.2
Selling, general and administrative expense	40.7	42.4
Operating loss	(2.0)	(4.2)
Net interest expense and other income (expense)	(0.5)	(0.4)
Loss before income taxes	(2.5)	(4.6)
Income tax benefit	(1.0)	(1.8)

Net loss	(1.5)%	(2.8)%

Three Months Ended September 30, 2010

Compared to the Three Months Ended September 30, 2009

During the first quarter of fiscal 2011, net sales increased to $172.8 million from $165.9 million, an increase of $6.9 million, or 4.2%, compared to the quarter ended September 30, 2009.  This increase in first quarter sales was primarily due to a 4.3% increase in comparable store sales. The increase in comparable sales for the first quarter of fiscal 2011 was comprised of a 6.1% increase in the average number of transactions offset by a 1.8% decrease in average transaction amount. Average store sales for the first quarter of fiscal 2011 increased 5.1% compared to the same period last year. Comparable store sales and average sales per store increased primarily due to a higher average number of transactions. Management believes the average number of transactions were higher due primarily to an improvement in the economy combined with consumers’ focus on value shopping in the current economic climate.

Gross profit increased $3.4 million, or 5.4%, to $66.8 million for the quarter ended September 30, 2010 as compared to $63.4 million for the same quarter last year.  This increase was primarily the result of higher sales volume. Our gross profit percentage increased from 38.2% for the first quarter of fiscal 2010 to 38.7% for the first quarter of fiscal 2011. This increase of 0.5% in gross profit percentage was primarily due to a 0.6% decrease in our cost of merchandise, a result of opportunistic buys.

Selling, general and administrative expenses were unchanged at $70.3 million for the first quarter of fiscal year 2011 from the same quarter last year.  As a percentage of net sales, selling, general and administrative expenses decreased 1.7% to 40.7% in the first quarter of fiscal 2011 from 42.4% in the same quarter last year which was primarily due to the improved expense leveraging given the increase in average store sales and reduction in the number of stores during the first quarter of fiscal 2011.  Selling, general and administrative expenses per average store were $83.1 thousand for the quarter ended September 30, 2010, compared to $82.4 thousand for the same quarter last year, an increase of 0.9%.

The income tax benefit for the quarter ended September 30, 2010 was $1.6 million compared to $3.0 million for the same period last year.  The effective tax rate for the quarters ended September 30, 2010 and 2009 was 38.0% and 39.5%, respectively.  The effective tax rate is lower in the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 due primarily to lower effective state income tax rates.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility. Our cash flows will continue to be utilized for the expansion of our business.  Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our revolving credit facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Net cash used in operating activities for the quarters ended September 30, 2010 and 2009 was $19.0 million and $5.9 million, respectively, representing a $13.1 million increase. The $19.0 million of cash used in operating activities in the first quarter of fiscal 2011 was primarily due to an increase in our inventory of $67.3 million offset by a $51.9 million increase in our accounts payable during the quarter.  The increase in inventory and accounts payable was primarily due to the planned build of our inventory for the upcoming holiday selling season.  Our overall purchases for the first fiscal quarter of 2011 were higher than the same period last year due primarily to the timing of our purchases.  There was no material change in our payment policy to vendors.

Capital expenditures are principally associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $5.4 million and $3.8 million for the quarters ended September 30, 2010 and 2009, respectively.  This increase in planned capital expenditures was primarily related to systems improvements, purchases of distribution center equipment and store fixtures.  We expect to spend approximately $11.6 million for additional capital expenditures during the remainder of fiscal 2011, which will include systems improvements, the opening of new stores,  relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

Net cash provided by financing activities of $5.6 million for the quarter ended September 30, 2010 was primarily due to proceeds of $4.0 million from borrowings under our revolving credit facility.

On December 15, 2008, we entered into a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of September 30, 2010, we were in compliance with all required covenants.  Interest expenses of $0.7 million for the quarter ended September 30, 2010, were due primarily to commitment fees of $0.4 million and the amortization of financing fees of $0.3 million.

At September 30, 2010, we had $4.0 million outstanding under the Revolving Credit Facility, $9.9 million of outstanding letters of credit and availability of $158.1 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

Store Openings/Closings

	Three Months	Three Months	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	June 30,
	2010	2009	2010

Stores open at beginning of period	852	857	857
Stores opened during the period	4	10	26
Stores closed during the period	(16)	(17)	(31)
Stores open at end of period	840	851	852

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of September 30, 2010, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2010.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2010 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. In January 2010, a plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. It was filed as a limited jurisdiction case. This case is still in the initial stages of litigation. The companion lawsuit is still in the initial stages of litigation.

In August of 2009, a similar lawsuit by a former store manager seeking alleging failure to pay overtime was filed in Alabama.  The suit seeks class action status to include all current and former store managers outside of the State of California.  This case is still in the initial stages of litigation.  We do not expect any of these complaints to have a material impact on our financial statements.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended June 30, 2010.

Item 6.  Exhibits

Exhibit Number	Description

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 29, 2010	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

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