Form 10-Q
period 2010-12-31
TUESDAY MORNING CORP/DE
filed 2011-01-31
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2011
Common Stock, par value $0.01 per share	43,071,735

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2010 (unaudited) and June 30, 2010

(In thousands, except for per share data)

	December 31, 2010	June 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$17,169	$23,522
Inventories	277,327	239,194
Prepaid expenses and other current assets	7,067	9,756
Deferred income taxes	3,348	—
Total current assets	304,911	272,472

Property and equipment, net	76,907	72,823
Deferred financing costs	3,013	3,522
Other assets	2,096	1,719

Total Assets	$386,927	$350,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,525	$62,916
Accrued liabilities	36,218	34,317
Deferred income taxes	—	288
Income taxes payable	8,453	96
Total current liabilities	117,196	97,617

Revolving credit facility	—	—
Deferred rent	3,011	3,181
Deferred income taxes	1,906	1,207
Income tax payable — non current	650	639

Total Liabilities	122,763	102,644

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 43,055,610 shares issued and outstanding at December 31, 2010 and 43,022,248 shares issued and outstanding at June 30, 2010	431	430
Additional paid-in capital	207,150	205,255
Retained earnings	56,697	42,082
Accumulated other comprehensive income (loss)	(114)	125

Total Stockholders’ Equity	264,164	247,892

Total Liabilities and Stockholders’ Equity	$386,927	$350,536

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net sales	$279,312	$289,615	$452,068	$455,482
Cost of sales	172,133	180,152	278,092	282,640
Gross profit	107,179	109,463	173,976	172,842
Selling, general and administrative expenses	78,809	79,295	149,090	149,607
Operating income	28,370	30,168	24,886	23,235
Other income (expense):
Interest income	—	2	2	2
Interest expense	(832)	(705)	(1,522)	(1,455)
Other income, net	485	103	387	88
	(347)	(600)	(1,133)	(1,365)
Income before income taxes	28,023	29,568	23,753	21,870
Income tax expense	10,762	11,118	9,138	8,081

Net income	$17,261	$18,450	$14,615	$13,789

Earnings Per Share
Net income per common share:
Basic	$0.40	$0.43	$0.34	$0.32
Diluted	$0.40	$0.43	$0.34	$0.32
Weighted average number of common shares:
Basic	42,383	41,801	42,301	41,743
Diluted	42,990	42,234	42,887	42,230

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended December 31,
	2010	2009

Net cash flows from operating activities:
Net income	$14,615	$13,789
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,189	7,936
Amortization of financing fees	509	472
Deferred income taxes	(2,514)	(858)
Loss on disposal of assets	56	346
Stock-based compensation	922	1,096
Other non-cash items	(237)	107
Change in operating assets and liabilities:
Inventories	(38,162)	(17,810)
Prepaid and other assets	2,312	4,757
Accounts payable	13,000	31,377
Accrued liabilities	1,901	7,938
Deferred rent	(170)	(691)
Income taxes payable	8,368	6,201
Net cash provided by operating activities	8,789	54,660

Net cash flows from investing activities:
Capital expenditures	(12,330)	(8,392)
Net cash used in investing activities	(12,330)	(8,392)

Net cash flows from financing activities:
Repayments under revolving credit facility	(51,634)	(61,605)
Proceeds under revolving credit facility	51,634	61,605
Change in cash overdraft	(3,391)	5,639
Excess tax benefit from the exercise of employee stock options	557	—
Proceeds from the exercise of common stock options	22	—
Net cash provided by (used in) financing activities	(2,812)	5,639
Net decrease (increase) in cash and cash equivalents	(6,353)	51,907
Cash and cash equivalents, beginning of period	23,522	5,783
Cash and cash equivalents, end of period	$17,169	$57,690

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

2.       Stock-based compensation — We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) which allow for the granting of stock-based compensation, including stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for the Company, and its subsidiaries.  All shares available under the 1997 Plan have been granted and the 1997 Plan was terminated pursuant to its terms as of December 29, 2007.  Equity awards may no longer be granted under the 1997 Plan but options granted under the plan may still be exercisable.  Equity awards may be subject to forfeiture if certain performance requirements are not met under the 2004 and 2008 plans.  No performance awards were outstanding as of December 31, 2010.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of December 31, 2010. The exercise prices of stock options outstanding on December 31, 2010, range between $0.63 and $35.23, which represents market value on the grant date. There were 577,947 and 669,372 shares available for grant under the 2004 Plan and the 2008 Plan at December 31, 2010, respectively.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the market price at the date of award.  As of December 31, 2010, there were 557,233 shares of restricted stock outstanding with a weighted average grant date fair value of $2.27 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010

Total cost of stock-based compensation during the period	$478	$893
Amounts capitalized in ending inventory	(166)	(336)
Amounts recognized in expense previously capitalized	191	365

Amounts charged against income for the period before tax	$503	$922

3.       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive income for the quarters ended December 31, 2010 and 2009 was $17.3 million and $18.5 million, respectively, while comprehensive income for the six month periods ended December 31, 2010 and 2009 was $14.4 million and $13.8 million, respectively.

4.        Commitments and Contingencies — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.  Some of these cases have been voluntarily dismissed and there are now approximately 53 separate lawsuits pending, several of which have been scheduled for trial this year.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. In January 2010, a plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. It was filed as a limited jurisdiction case and has been scheduled for trial this year.

In July of 2009, a similar lawsuit by a former store manager alleging failure to pay overtime was filed in Alabama.  The suit seeks class action status to include all current and former store managers.  This case is still in the initial stages of litigation.  We do not expect any of these complaints to have a material impact on our financial statements.

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

5.      Earnings per common share - The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2010	2009	2010	2009

Basic earnings per share:
Net income	$17,261	$18,450	$14,615	$13,789
Less: Income to participating securities	(272)	(457)	(252)	(356)
Income available to common stockholders	16,989	17,993	14,363	13,433
Weighted average number of common shares outstanding	42,383	41,801	42,301	41,743
Net income per common share	$0.40	$0.43	$0.34	$0.32

Diluted earnings per share:
Income available to common stockholders	$16,992	$17,993	$14,367	$13,433

Dilutive effect of employee stock options	607	433	585	487
Weighted average number of common shares outstanding	42,383	41,801	42,301	41,743
Weighted average number of common shares and diluted effect of outstanding employee stock options	42,990	42,234	42,886	42,230

Net income per common share	$0.40	$0.43	$0.34	$0.32

For the quarters ended December 31, 2010, and 2009, 1,816,165 and 1,874,650 options, respectively, were excluded because their inclusion would have been anti-dilutive.  For the six months ended December 31, 2010 and 2009, 1,749,610 and 1,870,260 options, respectively, were excluded because the exercise prices of the options were in excess of the average market price.  Additionally, 557,233 and 990,292 restricted shares were outstanding at December 31, 2010, and 2009, respectively.  None of these shares were included in the diluted earnings per share calculation for the quarters ended December 31, 2010, and 2009, because such inclusion would have been anti-dilutive.

6.         Revolving credit facility — On December 15, 2008, we entered into a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, subject to the approval of the banking group, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of December 31, 2010, we were in compliance with all required covenants.  Interest expenses of $0.8 million for the quarter ended December 31, 2010, were due primarily to commitment fees of $0.4 million, interest expense of $0.1 and the amortization of financing fees of $0.3 million.

At December 31, 2010, we had no outstanding amounts under the Revolving Credit Facility, $9.6 million of outstanding letters of credit and availability of $132.9 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only material financial instrument we carry is our revolving credit facility.  We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

7.       Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for all tax years ended before or on June 30, 2007.  The effective tax rates for the quarters and six months ended December 31, 2010 and December 31, 2009 were 38.4% and 38.5% compared to 37.6% and 37.0%, respectively.  The effective tax rate was higher in the quarter and six months ended December 31, 2010 as compared to the quarter and six months ended December 31, 2009 due to an increase in the effective tax rate for state income taxes and the amendment of our federal tax return for the fiscal year ended June 30, 2009 during the quarter and six months ended December 31, 2009, which allowed us to recognize additional tax credits.

8.         Cash and Cash Equivalents — Credit card receivables of $5.0 million and $3.2 million at December 31, 2010 and June 30, 2010, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 845 discount retail stores in 43 states as of December 31, 2010. We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores operate during periodic “sales events” that occur in each month except January and July. As we conduct physical inventories at all of our stores, we are normally closed for up to the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

•                       seeking to improve overall supply chain efficiency, including an ongoing review of operational practices such as freight costs, vendor payment terms, distribution processes and increasing inventory turns;

•                       striving to maximize our traffic by optimizing our marketing plan;

•                       increasing comparable store sales;

•                       expanding the current customer base;

•                       increasing cost efficiency; and

•                       striving to optimize our purchasing of inventory to best match customer demand.

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the second quarter of fiscal 2011 were 4.3% of sales versus 4.9% of sales for the same period last year.  We believe this strategy has contributed and will continue to contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone.  This strategy is designed to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at December 31, 2010 would result in a decline in gross profit and diluted earnings per share for the second quarter of fiscal 2011 of $1.4 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we achieve.

Our ability to continuously attract buying opportunities for closeout merchandise, and to anticipate consumer demand as closeout merchandise becomes available, represents an uncertainty in our business. By their nature, specific closeout merchandise items are generally only available from manufacturers or vendors on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Although we have many sources of merchandise and do not foresee any shortage of closeout merchandise in the near future, we cannot assure that manufacturers or vendors will continue to make desirable closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. Since this uncertainty is a by-product of our business, we expect it to be an ongoing risk.

The stability of our earnings is also heavily influenced by macroeconomic factors. As the economy improves or worsens our business is often similarly impacted. Macroeconomic factors, such as the current conditions in the debt and housing markets and unemployment, have impacted and will continue to impact our business by decreasing the disposable income of our existing and potential customers. A decline in consumer confidence levels also has a negative impact on consumers’ ability and willingness to spend discretionary income. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of visibility or certainty with respect to our future earnings.

Net sales for the second quarter of fiscal 2011 were approximately $279.3 million, a decrease of 3.6% compared to the same period last year. Comparable store sales for the quarter ended December 31, 2010, decreased by 3.2% compared to the same period last year which was primarily due to a 2.9% decrease in customer traffic and a 0.3% decrease in average ticket.  Net income for the quarter was $17.3 million and diluted earnings per share was $0.40.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened six new stores and closed one existing store during the second quarter of fiscal 2011. In addition, we relocated six existing stores.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.6	62.2	61.5	62.1
Gross profit	38.4	37.8	38.5	37.9
Selling, general and administrative expense	28.2	27.4	33.0	32.8
Operating income	10.2	10.4	5.5	5.1
Net interest expense and other income (expense)	(0.1)	(0.2)	(0.3)	(0.3)
Income before income taxes	10.1	10.2	5.2	4.8
Income tax expense	3.9	3.8	2.0	1.8

Net income	6.2%	6.4%	3.2%	3.0%

Three Months Ended December 31, 2010

Compared to the Three Months Ended December 31, 2009

During the second quarter of fiscal 2011, net sales decreased to $279.3 million from $289.6 million, a decrease of $10.3 million, or 3.6%, compared to the quarter ended December 31, 2009.  This decrease in second quarter sales was primarily due to a 3.2% decrease in comparable store sales. The decrease in comparable sales for the second quarter of fiscal 2011 was comprised of a 2.9% decrease in the average number of transactions and a 0.3% decrease in average transaction amount. Average store sales for the second quarter of fiscal 2011 decreased 2.3% compared to the same period last year.  Management believes the average number of transactions were lower due to competitive discounting and intense promotional activity early in the second quarter of fiscal 2011.

Gross profit decreased $2.3 million, or 2.1%, to $107.2 million for the second quarter ended December 31, 2010 as compared to $109.5 million for the same quarter last year.  This decrease was primarily the result of lower sales volume. As a percentage of net sales, gross profit increased to 38.4% for the quarter ended December 31, 2010 compared to 37.8% for the same period in fiscal 2010.  This increase of 0.6% in gross profit percentage was primarily due to lower markdown percentages, a result of our overall inventory weighted more heavily with newer receipts.

Selling, general and administrative expenses decreased $0.5 million, or 0.6%, to $78.8 million for the second quarter of fiscal year 2011 from $79.3 million for the same quarter last year.  As a percentage of net sales, selling, general and administrative expenses increased by 0.8% to 28.2% in the second quarter of fiscal 2011 from 27.4% in the same quarter last year, which was primarily due to lower sales volume.  Selling, general and administrative expenses per average store were $93.5 thousand for the quarter ended December 31, 2010, compared to $92.9 thousand for the same quarter last year, an increase of 0.6%.

The income tax expense for the quarter ended December 31, 2010 was $10.8 million compared to $11.1 million for the same period last year.  The effective tax rate for the quarters ended December 31, 2010 and 2009 was 38.4% and 37.6%, respectively.  The effective tax rate was higher in the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009 due to an increase in the effective tax rate for state income taxes and the amendment of our federal tax return for the fiscal year ended June 30, 2009 during the quarter ended December 31, 2009, which allowed us to capture additional tax credits.

Six Months Ended December 31, 2010

Compared to the Six Months Ended December 31, 2009

During the six months ended December 31, 2010, net sales decreased to $452.1 million from $455.5 million, a decrease of $3.4 million, or 0.7%, compared to the six months ended December 31, 2009.  This decrease in sales for the first six months of fiscal 2011 was primarily due to a 0.5% decrease in comparable store sales. The decrease in comparable sales for the first six months of fiscal 2011 was comprised of a 0.5% increase in traffic offset by a 1.0% decrease in average ticket.

Gross profit increased $1.1 million, or 0.7%, to $174.0 million for the six months ended December 31, 2010 as compared to $172.8 million for the same six month period last year.  This increase was primarily a result of lower cost of merchandise.  In the six month period ended December 31, 2010, our gross profit percentage increased to 38.5% from 37.9% for the same period last year. This increase of 0.6% in gross profit percentage was primarily due to a decrease in our cost of merchandise combined with slightly lower markdowns.

Selling, general and administrative expenses during the six months ended December 31, 2010 decreased $0.5 million, or 0.3%, to $149.1 million from $149.6 million for the six months ended December 31, 2009.  As a percentage of net sales, selling, general and administrative expenses increased 0.2% to 33.0% in the first six months of fiscal 2011 from 32.8% in the same period last year which was primarily due to lower sales volume.  Selling, general and administrative expenses per average store were $176.6 thousand for the six months ended December 31, 2010, compared to $175.2 thousand for the same period last year, an increase of 0.8%.

The income tax expense for the six month periods ended December 31, 2010 and 2009 was $9.1 million and $8.1 million, respectively, reflecting an effective tax rate of 38.5% and 37.0%, respectively.  The effective tax rate was higher in the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 due to an increase in the effective tax rate for state income taxes and the amendment of our federal tax return for the fiscal year ended June 30, 2009 during the six months ending December 31, 2009, which allowed us to recognize additional tax credits.

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

Net cash provided by operating activities for the six months ended December 31, 2010 and 2009 was $8.8 million and $54.7 million, respectively, representing a decrease of $45.9 million. The $8.8 million of cash provided by operating activities for the six months ended December 31, 2010 was primarily due to net income of $14.6 million, adjusted for $8.2 million in depreciation, an increase in accounts payable of $13.0 million, an increase in income tax payable of $8.4 million, offset by an increase in inventory of $38.2 million. The decrease in cash provided by operating activities for the six months ended December 31, 2010 as compared to the comparable period in the prior year was primarily attributed to an increase in inventory due to opportunistic inventory buys and the timing of payments to vendors.  There were no significant changes to our vendor payment policy during this time.

Capital expenditures are principally associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $12.3 million and $8.4 million for the six months ended December 31, 2010 and 2009, respectively.  This increase in planned capital expenditures was primarily related to systems improvements, purchases of distribution center equipment and store fixtures.  We expect to spend approximately $4.7 million for additional capital expenditures during the remainder of fiscal 2011, which will include systems improvements, the opening of new stores, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

On December 15, 2008, we entered into a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of December 31, 2010, we were in compliance with all required covenants.  Interest expenses of $0.8 million for the quarter ended December 31, 2010, were due primarily to commitment fees of $0.4 million, interest expense of $0.1 and the amortization of financing fees of $0.3 million.

At December 31, 2010, we had no outstanding amounts under the Revolving Credit Facility, $9.6 million of outstanding letters of credit and availability of $132.9 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

Store Openings/Closings

	Six Months	Six Months	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2010	2009	2010

Stores open at beginning of period	852	857	857
Stores opened during the period	10	18	26
Stores closed during the period	(17)	(17)	(31)
Stores open at end of period	845	858	852

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2010, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2010.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2010 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.  Some of these cases have been voluntarily dismissed and there are now approximately 53 separate lawsuits pending, several of which are scheduled for trial this year.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. It is presently unknown whether any of the plaintiffs will choose to pursue any of their claims on appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. In January 2010, a plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. It was filed as a limited jurisdiction case and is scheduled for trial this year.  In August of 2009, a similar lawsuit by a former store manager seeking alleging failure to pay overtime was filed in Alabama.  The suit seeks class action status to include all current and former store managers outside of the State of California.  This case is still in the initial stages of litigation.  We do not expect any of these complaints to have a material impact on our financial statements.

In July of 2009, a similar lawsuit by a former store manager alleging failure to pay overtime was filed in Alabama.  The suit seeks class action status to include all current and former store managers.  This case is still in the initial stages of litigation.  We do not expect any of these complaints to have a material impact on our financial statements.

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 31, 2011	By:	/s/ Stephanie Bowman
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

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