Form 10-Q
period 2011-03-31
TUESDAY MORNING CORP/DE
filed 2011-04-29
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, par value $0.01 per share	43,101,635

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

•                                                                                                      inclement weather

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets
March 31, 2011 (unaudited) and June 30, 2010

(In thousands, except for per share data)

	March 31, 2011	June 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$6,358	$23,522
Inventories	285,998	239,194
Prepaid expenses and other current assets	9,759	9,756
Deferred income taxes	2,112	—
Total current assets	304,227	272,472

Property and equipment, net	77,286	72,823
Deferred financing costs	2,758	3,522
Other assets	2,012	1,719

Total Assets	$386,283	$350,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,625	$62,916
Accrued liabilities	30,174	34,317
Deferred income taxes	—	288
Income taxes payable	364	96
Total current liabilities	104,163	97,617

Revolving credit facility	13,800	—
Deferred rent	3,152	3,181
Deferred income taxes	3,596	1,207
Income tax payable — non current	655	639

Total Liabilities	125,366	102,644

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 43,101,635 shares issued and outstanding at March 31, 2011 and 43,022,248 shares issued and outstanding at June 30, 2010	431	430
Additional paid-in capital	207,544	205,255
Retained earnings	53,063	42,082
Accumulated other comprehensive income (loss)	(121)	125

Total Stockholders’ Equity	260,917	247,892

Total Liabilities and Stockholders’ Equity	$386,283	$350,536

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net sales	$174,316	$172,000	$626,384	$627,482
Cost of sales	107,620	107,440	385,711	390,080
Gross profit	66,696	64,560	240,673	237,402
Selling, general and administrative expenses	71,941	70,814	221,031	220,422
Operating income (loss)	(5,245)	(6,254)	19,642	16,980
Other income (expense):
Interest income	—	5	2	7
Interest expense	(791)	(772)	(2,313)	(2,228)
Other income (expense), net	89	(244)	476	(155)
	(702)	(1,011)	(1,835)	(2,376)
Income (loss) before income taxes	(5,947)	(7,265)	17,807	14,604
Income tax expense	(2,312)	(2,929)	6,826	5,151

Net income (loss)	$(3,635)	$(4,336)	$10,981	$9,453

Earnings (loss) Per Share
Net income (loss) per common share:
Basic	$(0.08)	$(0.10)	$0.26	$0.22
Diluted	$(0.08)	$(0.10)	$0.25	$0.22
Weighted average number of common shares:
Basic	42,660	42,049	42,419	41,844
Diluted	42,660	42,049	43,004	42,377

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2011	2010

Net cash flows from operating activities:
Net income	$10,981	$9,453
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,327	11,795
Amortization of financing fees	764	804
Deferred income taxes	412	(538)
Loss on disposal of assets	194	781
Stock-based compensation	1,305	1,519
Other non-cash items	(246)	125
Change in operating assets and liabilities:
Inventories	(46,848)	(34,527)
Prepaid and other assets	(296)	1,784
Accounts payable	13,978	32,564
Accrued liabilities	(4,143)	4,939
Deferred rent	(29)	(816)
Income taxes payable	284	2,244
Net cash provided by (used in) operating activities	(11,317)	30,127

Net cash flows from investing activities:
Proceeds from sale of asset	50	—
Capital expenditures	(17,034)	(12,668)
Net cash used in investing activities	(16,984)	(12,668)

Net cash flows from financing activities:
Repayments under revolving credit facility	(89,380)	(61,605)
Proceeds under revolving credit facility	103,180	61,605
Change in cash overdraft	(3,269)	3,722
Excess tax benefit from the exercise of employee stock options	557	—
Payment of debt financing costs	—	(370)
Proceeds from the exercise of common stock options	49	25
Net cash provided by financing activities	11,137	3,377
Net (decrease) increase in cash and cash equivalents	(17,164)	20,836
Cash and cash equivalents, beginning of period	23,522	5,783
Cash and cash equivalents, end of period	$6,358	$26,619

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

2.         Stock-based compensation — We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) which allow for the granting of stock-based compensation, including stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for the Company, and its subsidiaries.  All shares available under the 1997 Plan have been granted and the 1997 Plan was terminated pursuant to its terms as of December 29, 2007.  Equity awards may no longer be granted under the 1997 Plan but options granted under the plan may still be exercisable.  Equity awards may be subject to forfeiture if certain performance requirements are not met under the 2004 and 2008 plans.  No performance awards were outstanding as of March 31, 2011.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of March 31, 2011. The exercise prices of stock options outstanding on March 31, 2011, range between $0.63 and $35.23, which represents market value on the grant date. There were 545,579 and 669,372 shares available for grant under the 2004 Plan and the 2008 Plan at March 31, 2011, respectively.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the market price at the date of award.  As of March 31, 2011, there were 391,038 shares of restricted stock outstanding with a weighted average grant date fair value of $2.18 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011

Total cost of stock-based compensation during the period	$367	$1,260
Amounts capitalized in ending inventory	(82)	(417)
Amounts recognized in expense previously capitalized	97	462

Amounts charged against income for the period before tax	$382	$1,305

3.       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarters ended March 31, 2011 and 2010 was $3.9 million and $4.3 million, respectively, while comprehensive income for the nine month periods ended March 31, 2011 and 2010 was $10.7 million and $9.6 million, respectively.

4.        Commitments and Contingencies — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.  Some of these cases have been voluntarily dismissed and there are now approximately 51 separate lawsuits pending, several of which have been scheduled for trial this year.  We do not expect any of these complaints to have a material impact on our financial statements.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. In January 2010, an additional plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. The case was filed as a limited jurisdiction case and is scheduled for trial this year.    We do not expect any of these complaints to have a material impact on our financial statements.

In July 2009, a similar lawsuit by a former store manager alleging failure to pay overtime was filed in Alabama.  The suit seeks class action status to include all current and former store managers.  This case is still in the initial stages of litigation.  We do not expect any of these complaints to have a material impact on our financial statements.

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

In February 2010, a store manager filed an individual suit against us in Los Angeles Superior Court alleging claims for disability discrimination, harassment, retaliation, failure to accommodate, failure to engage in good faith interactive process, violation of the Family Medical Leave Act/California Family Rights Act, violation of public policy, failure to prevent retaliation, harassment and discrimination, breach of contract, breach of covenant of good faith and fair dealing, and intentional infliction of emotional distress.  The case is scheduled for trial later this year.  We do not expect this complaint to have a material impact on our financial statements.

We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.      Earnings (loss) per common share - The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except for per share data)	2011	2010	2011	2010

Basic earnings (loss) per share:
Net income	$(3,635)	$(4,336)	$10,981	$9,453
Less: Income to participating securities	—	—	(164)	(229)
Income available to common stockholders	(3,635)	(4,336)	10,817	9224
Weighted average number of common shares outstanding	42,660	42,049	42,419	41,844
Net income per common share	$(0.08)	$(0.10)	$0.26	$0.22

Diluted earnings (loss) per share:
Income available to common stockholders	$(3,635)	$(4,336)	$10,817	$9,224

Dilutive effect of employee stock options	—	—	584	533
Weighted average number of common shares outstanding	42,660	42,049	42,419	41,844
Weighted average number of common shares and diluted effect of outstanding employee stock options	42,660	42,049	43,003	42,377

Net income (loss) per common share	$(0.08)	$(0.10)	$0.25	$0.22

For the quarters ended March 31, 2011 and 2010, 1,797,612 and 1,849,049 options, respectively, were excluded because their inclusion would have been anti-dilutive.  For the nine months ended March 31, 2011 and 2010, 1,775,450 and 1,869,444 options, respectively, were excluded because the exercise prices of the options were in excess of the average market price.  Additionally, 391,038 and 800,202 restricted shares were outstanding at March 31, 2011 and 2010, respectively.  None of these shares were included in the diluted earnings per share calculation for the quarters ended March 31, 2011 and 2010, because such inclusion would have been anti-dilutive.

6.         Revolving credit facility — On December 15, 2008, we entered into a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, subject to the approval of the banking group, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of  March 31, 2011, we were in compliance with all required covenants.  Interest expense of $0.8 million for the quarter ended March 31, 2011, were due primarily to commitment fees of $0.4 million, interest expense of $0.1 and the amortization of financing fees of $0.3 million.

At March 31, 2011, we had $13.8 million outstanding under the Revolving Credit Facility, $7.8 million of outstanding letters of credit and availability of $123.4 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only material financial instrument we carry is our revolving credit facility.  We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

7.       Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for all tax years ended before or on June 30, 2007.  The effective tax rates for the quarters and nine months ended March 31, 2011 and March 31, 2010 were 38.9% and 38.3% compared to 40.3% and 35.3%, respectively.  The effective tax rate was higher in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 due to an increase in the effective tax rate for state income taxes and the amendment of our federal tax return for the fiscal year ended June 30, 2009 during the nine months ended March 31, 2010, which allowed us to recognize additional tax credits.

8.         Cash and Cash Equivalents — Credit card receivables of $5.3 million and $3.2 million at March 31, 2011 and June 30, 2010, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 840 discount retail stores in 41 states as of March 31, 2011. We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores have periodic “sales events” that occur in each month except January and July. As we conduct physical inventories at all of our stores, we are normally closed for up to the first two weeks of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

•                  continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations, including whether to close or relocate them;

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

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the third quarter of fiscal 2011 were 4.8% of sales versus 4.8% of sales for the same period last year.  We believe this strategy has contributed and will continue to contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone.  This strategy is designed to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at March 31, 2011 would result in a decline in gross profit and earnings per share for the third quarter of fiscal 2011 of $1.4 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we achieve.

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

Net sales for the third quarter of fiscal 2011 were approximately $174.3 million, an increase of 1.3% compared to the same period last year. Comparable store sales for the quarter ended March 31, 2011, increased by 0.7% compared to the same period last year which was primarily due to a 3.9% increase in average ticket offset by a 3.2% decrease in customer traffic.  Net loss for the quarter was $3.6 million and loss per share was $(0.08).

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened eleven new stores and closed sixteen existing stores during the third quarter of fiscal 2011. In addition, we relocated eleven existing stores.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	62.5	61.6	62.2
Gross profit	38.3	37.5	38.4	37.8
Selling, general and administrative expense	41.3	41.2	35.3	35.1
Operating income (loss)	(3.0)	(3.7)	3.1	2.7
Net interest expense and other income (expense)	(0.4)	(0.5)	(0.3)	(0.4)
Income (loss) before income taxes	(3.4)	(4.2)	2.8	2.3
Income tax expense	(1.3)	(1.7)	1.0	0.8

Net income (loss)	(2.1)%	(2.5)%	1.8%	1.5%

Three Months Ended March 31, 2011

Compared to the Three Months Ended March 31, 2010

During the third quarter of fiscal 2011, net sales increased to $174.3 million from $172.0 million, an increase of $2.3 million, or 1.3%, compared to the quarter ended March 31, 2010.  The increase in third quarter sales was primarily due to a 0.7% increase in comparable store sales. The increase in comparable sales for the third quarter of fiscal 2011 was comprised of a 3.9% increase in average transaction amount offset by a 3.2% decrease in average number of transactions.  The average number of transactions were lower primarily due to the impact of poor weather conditions surrounding a key marketing event during the quarter.  Average store sales for the third quarter of fiscal 2011 increased 2.5% compared to the same period last year.

Gross profit increased $2.1 million, or 3.3%, to $66.7 million for the third quarter ended March 31, 2011 as compared to $64.6 million for the same quarter last year.  This increase was primarily the result of higher sales volume. As a percentage of net sales, gross profit increased to 38.3% for the quarter ended March 31, 2011 compared to 37.5% for the same period in fiscal 2010.  This increase of 0.8% in gross profit percentage was primarily due to the sell through of product secured at more favorable pricing.

Selling, general and administrative expenses increased $1.1 million, or 1.6%, to $71.9 million for the third quarter of fiscal year 2011 from $70.8 million for the same quarter last year.  As a percentage of net sales, selling, general and administrative expenses increased by 0.1% to 41.3% in the third quarter of fiscal 2011 from 41.2% in the same quarter last year, primarily due to increased advertising expenses related to a higher volume of direct mail production and distribution.  Selling, general and administrative expenses per average store were $85.3 thousand for the quarter ended March 31, 2011, compared to $83.0 thousand for the same quarter last year, an increase of 2.8%.

The income tax benefit for the quarter ended March 31, 2011 was $2.3 million compared to $2.9 million for the same period last year.  The effective tax rate for the quarters ended March 31, 2011 and 2010 was 38.9% and 40.3%, respectively.  The effective tax rate was lower in the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 due to a decrease in the effective tax rate for state income taxes.

Nine Months Ended March 31, 2011

Compared to the Nine Months Ended March 31, 2010

During the nine months ended March 31, 2011, net sales decreased to $626.4 million from $627.5 million, a decrease of $1.1 million, or 0.2%, compared to the nine months ended March 31, 2010.  This slight decrease in sales for the first nine months of fiscal 2011 was primarily due to a 0.1% decline in comparable store sales.  The decrease in comparable store sales was comprised of a 0.4% increase in average ticket offset by a .5% decrease in the average number of transactions.

Gross profit increased $3.3 million, or 1.4%, to $240.7 million for the nine months ended March 31, 2011 as compared to $237.4 million for the same nine month period last year.  This increase was primarily a result of lower cost of merchandise.  In the nine month period ended March 31, 2011, our gross profit percentage increased to 38.4% from 37.8% for the same period last year. This increase of 0.6% in gross profit percentage was primarily due to the sell through of merchandise acquired at more favorable pricing.

Selling, general and administrative expenses during the nine months ended March 31, 2011 increased $0.6 million, or 0.3%, to $221.0 million from $220.4 million for the nine months ended March 31, 2010.   As a percentage of net sales, selling, general and administrative expenses increased 0.2% to 35.3% in the first nine months of fiscal 2011 from 35.1% in the same period last year.   The increase was primarily attributable to higher advertising expenses, the result of a higher volume of direct mail production and distribution.  Selling, general and administrative expenses per average store were $262.0 thousand for the nine months ended March 31, 2011, compared to $258.3 thousand for the same period last year, an increase of 1.4%.

The income tax expense for the nine month periods ended March 31, 2011 and 2010 was $6.8 million and $5.2 million, respectively, reflecting an effective tax rate of 38.3% and 35.3%, respectively.  The effective tax rate was higher in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 due to an increase in the effective tax rate for state income taxes and the amendment of our federal tax return for the fiscal year ended June 30, 2009 during the nine months ending March 31, 2010, which allowed us to recognize additional tax credits.

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

Net cash used in and provided by operating activities for the nine months ended March 31, 2011 and 2010 was $11.3 million and $30.1 million, respectively. The $11.3 million of cash used in operating activities for the nine months ended March 31, 2011 was primarily due to an increase in inventory of $46.8 million offset by an increase in accounts payable of $14.0 million and earnings, excluding depreciation and amortization of $23.3 million. The increase in inventory was due to opportunistic inventory buys and the timing of payments to vendors.  There were no significant changes to our vendor payment policy during this time.

Capital expenditures are principally associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $17.0 million and $12.7 million for the nine months ended March 31, 2011 and 2010, respectively.  This increase in planned capital expenditures was primarily related to systems improvements, purchases of distribution center equipment and store fixtures.  We expect to spend approximately $2.0 million for additional capital expenditures during the remainder of fiscal 2011, which will primarily include systems improvements, the opening of new stores, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

On December 15, 2008, we entered into a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contained, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of March 31, 2011, we were in compliance with all required covenants.  Interest expense of $0.8 million for the quarter ended March 31, 2011, were due primarily to commitment fees of $0.4 million, interest expense of $0.1 and the amortization of financing fees of $0.3 million.

At March 31, 2011, we had $13.8 million outstanding under the Revolving Credit Facility, $7.8 million of outstanding letters of credit and availability of $123.4 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

Store Openings/Closings

	Nine Months	Nine Months	Fiscal Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2011	2010	2010

Stores open at beginning of period	852	857	857
Stores opened during the period	21	21	26
Stores closed during the period	(33)	(31)	(31)
Stores open at end of period	840	847	852

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2011, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2010.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2011 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.   Some of these cases have been voluntarily dismissed and there are now approximately 51 separate lawsuits pending, several of which are scheduled for trial this year.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act. In January 2010, an additional plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations.  The case was filed as a limited jurisdiction case and is scheduled for trial this year.  We do not expect any of these complaints to have a material impact on our financial statements.

In July 2009, a similar lawsuit by a former store manager alleging failure to pay overtime was filed in Alabama.  The suit seeks class action status to include all current and former store managers.  This case is still in the initial stages of litigation.  We do not expect any of these complaints to have a material impact on our financial statements.

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

In February 2010, a store manager filed an individual suit against us in Los Angeles Superior Court alleging claims for disability discrimination, harassment, retaliation, failure to accommodate, failure to engage in good faith interactive process, violation of the Family Medical Leave Act/California Family Rights Act, violation of public policy, failure to prevent retaliation, harassment and discrimination, breach of contract, breach of covenant of good faith and fair dealing, and intentional infliction of emotional distress.  The case is scheduled for trial later this year.  We do not expect this complaint to have a material impact on our financial statements.

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: April 29, 2011	By:	/s/ STEPHANIE BOWMAN
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

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