Form 10-K
period 2011-06-30
TUESDAY MORNING CORP/DE
filed 2011-08-31
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at December 31, 2010 was approximately $222,235,955 based upon the closing sale price on the Nasdaq Global Select Market Inc. reported for such date.

         As of the close of business on August 26, 2011, there were 43,182,428 outstanding shares of the registrant's common stock.

Documents Incorporated By Reference:

        Portions of the Registrant's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10-K.

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

        The terms "Tuesday Morning," "the Company," "we," "us," and "our" as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

 PART I

Item 1.    Business

Overview

        We are a leading closeout retailer of upscale decorative home accessories, housewares, and famous-maker gifts in the United States. We opened our first store in 1974 and operated 861 stores in 43 states as of June 30, 2011. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July, which historically have been weaker months for retailers. Our stores are normally closed for up to one week during the months of January and July as we conduct physical inventories at all of our stores. We purchase first quality, brand name merchandise at closeout pricing and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

        We believe that our customers are attracted to our stores not by location, but by our advertising and direct or electronic mail programs that emphasize the limited quantities of first quality, brand name merchandise which we offer at attractive prices. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are generally able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allow us to use a wide variety of space configurations. Additionally, we offer selected items for sale at our retail website at shop.tuesdaymorning.com.

        On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007. As a result of this change, this Form 10-K includes financial information for the six-month transition periods ended June 30, 2007, and 2006, and for the twelve-month periods ended June 30, 2011, 2010, 2009, and 2008, and December 31, 2006. The twelve-month period ended June 30, 2011 is hereinafter referred to as fiscal 2011.

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

  •
  Strong Sourcing Capabilities and Purchasing Flexibility.  We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we believe we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly and to rapidly sell both large and small quantities of merchandise without disrupting the manufacturers' traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team with an average of over 28 years of retail experience per buyer. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors. We believe we will continue to obtain sufficient merchandise to accommodate our existing store base and planned future growth.

  •
  Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.  We have a loyal customer base consisting primarily of women ranging in age from 35 to 65 from middle and upper-income households with a median annual family income of approximately $70,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize significant savings of up to 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 9.0 million customers. These customers have visited our stores and requested postal and/or electronic mailings to alert them of upcoming sales events, including the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

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

  •
  Disciplined Inventory and Supply Chain Management.  We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. While as of June 30, 2011, we operated 861 stores, our shipping and sorting capacity at our distribution center will accommodate approximately 1,200 to 1,250 stores.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States by:

  •
  Enhancing Our Store Base.  We plan to pursue expansion of our store base at levels slightly greater than in fiscal 2011, as well as to continue to pursue attractive expansion and relocation opportunities in our existing store base. See Item 6—Selected Financial Data in this Form 10-K for information regarding our historical store openings and closings. We plan to close underperforming stores by allowing leases to expire where alternative locations in similar trade areas are not available at acceptable lease rates. For both new stores and relocations, we will continue to negotiate for upgraded sites. We will also evaluate expansion opportunities in select high-producing stores to increase the selling square footage, particularly in smaller stores. We believe these strategies will better position us for the long term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2012 we plan to add more stores than in more recent years and expand or relocate existing stores if we locate profitable opportunities to do so. We believe there is the potential for approximately 1,200 to 1,250 stores in the United States and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

  •
  Enhancing Our Sales Productivity.  We intend to continue to increase the number of customer transactions by refining our merchandise mix and through other operating initiatives. For example, we have continued to make shifts in our product mix to focus on functional, utilitarian items rather than purely decorative assortments. In addition, we have been selective in our seasonal merchandise purchases and remain focused on high quality, high value items. We are able to increase our merchandise offerings throughout each sales event and on a day-in, day-out basis by delivering new merchandise to the majority of our stores 40 to 47 times per year on average. We believe this attracts new customers, encourages repeat visits by existing customers and increases our average transaction value during the later stages of each sales event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes while decreasing staffing at stores where customer traffic does not require increased staffing levels.

  •
  Extending Our Customer Reach.  Historically, we have used direct mailings, targeted emails, and newspaper and print advertising to attract customers to our stores. We believe that the use of direct mailing and email alerts remains our most effective marketing strategies. We also operate our "eTreasures"® program that provides our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their homes or offices. We are in the early stages in utilizing online social networking and continue to gain increasing sales momentum throughout our internet sales site. We continue to explore other electronic means of communicating with new and existing customers.

  •
  Improving Systems.  We have upgraded our merchandising system and plan to upgrade our systems as required in the ongoing course of business. These improvements may include updates to our point-of-sale software and our internet sales site at shop.tuesdaymorning.com.

Industry Trends

        As a closeout retailer of first quality, brand name merchandise, we benefit from attractive characteristics in the closeout industry. Closeout merchandise is generally available to closeout retailers at low prices for a variety of reasons, including the inability of a manufacturer to sell merchandise through regular channels, the discontinuance of merchandise due to a style or color change, the cancellation of orders placed by other retailers and the termination of business by a manufacturer or wholesaler. Occasionally, the closeout retailer may be able to purchase closeout merchandise because a manufacturer has excess raw materials or production capacity. Typically, closeout retailers have lower merchandise costs, capital expenditures and operating costs, which allows for the sale of merchandise at prices lower than other retailers.

        In addition, we benefit from several trends in the retailing industry. The continuing increase in "just-in-time" inventory management techniques and the rise in retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers continue to introduce new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers' overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers, such as ourselves, that can purchase larger and more varied merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers' traditional distribution channels.

Products

        We sell first quality, upscale home furnishings, housewares, gifts and related items. We do not sell seconds, irregulars, refurbished or factory rejects. Our merchandise primarily consists of lamps, rugs, furniture, kitchen accessories, small electronics, gourmet housewares, linens, luggage, bedroom and bathroom accessories, toys, stationary and silk plants as well as crystal, collectibles, silver serving pieces, men, women and children's apparel and accessories. We specialize in well-recognized, first quality, brand name merchandise, which has included, Calphalon cookware, Breville, KitchenAid and Cuisinart appliances, Peacock Alley and Sferra linens, Michael Kors bath towels, Travel Pro luggage, Reed and Barton flatware, Lenox and Denby tabletop, Waterford and Riedel crystal, Steinbach and Hummel collectibles, Madame Alexander dolls, Royal Doulton and Wedgwood china and giftware, Couristan rugs and many others.

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

Purchasing

        Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic and international vendors. As industry trends such as "just-in-time" inventory management, retailer consolidation and more frequent order cancellations by retailers, place more inventory risk on manufacturers, we believe we will continue to see vendors looking for effective ways to reduce excess inventory. In addition, as we continue to increase our number of stores, maximize productive retail space and increase distribution capacity, we believe our purchasing capacity will continue to increase and enable us to acquire larger quantities of closeout merchandise from individual vendors and manufacturers. Improvements in our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. As a result of these trends and initiatives, we believe we will be able to take advantage of more, and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. During fiscal 2011, our top ten vendors accounted for approximately 11.5% of total purchases, with no single vendor accounting for more than 1.6% of total purchases.

Pricing

        Our pricing policy is to sell all merchandise significantly below the retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying three-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, a competitor's "sale" price and our closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our information systems provide daily sales and inventory information, which enables us to mark down unsold merchandise on a timely and periodic basis as dictated by sales volumes and incoming purchases, thereby effectively managing our inventory levels.

Advertising

        We plan and implement an advertising program for each sales event. Prior to each sales event, we initiate a direct mailing or email to customers on our mailing list through our eTreasures® email program, which consists of customers who have previously visited our stores and requested mailings. These direct mailings alert customers to the opening of a sales event and the merchandise and prices we offer. We also communicate with customers by advertising from time to time in local newspapers in each of our markets along with information available on our internet sales web site at shop.tuesdaymorning.com.

Stores and Store Operations

        Store Locations.    As of June 30, 2011, we operated 861 stores in the following 43 states:

State	# of Stores	State	# of Stores
Alabama	24	Montana	1
Arizona	21	Nebraska	4
Arkansas	13	Nevada	9
California	92	New Jersey	11
Colorado	22	New Mexico	7
Delaware	3	New York	16
Florida	67	North Carolina	35
Georgia	39	North Dakota	1
Idaho	5	Ohio	29
Illinois	29	Oklahoma	13
Indiana	13	Oregon	11
Iowa	5	Pennsylvania	25
Kansas	11	Rhode Island	1
Kentucky	13	South Carolina	26
Louisiana	19	South Dakota	1
Maine	1	Tennessee	22
Maryland	22	Texas	109
Massachusetts	5	Utah	7
Michigan	12	Virginia	41
Minnesota	12	Washington	17
Mississippi	15	Wisconsin	10
Missouri	22

        Site Selection.    We continually evaluate our current store base and locations and plans regarding potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we have and intend to continue to pursue attractive expansion and relocation opportunities in our existing store base, close some stores by allowing leases to expire for underperforming stores or where alternative locations in similar trade areas are not available at acceptable lease rates, and open new stores. For both new stores and relocations, we negotiate for upgraded sites. With the expansion opportunities, we intend to work with high performing stores in an effort to increase the selling square footage. We believe that these strategies will better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2012 we plan to add more stores than in prior years and expand or relocate existing stores if we locate attractive opportunities to do so. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics. As we continue our expansion and relocation strategy, we expect to incur minimal change in the cost of real estate for those locations.

        We believe that our customers are attracted to our stores by our advertising, direct mail and email programs that emphasize the limited quantities of first quality, brand name merchandise that we offer at attractive prices, rather than by location. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allow us to effectively use a wide variety of space configurations. As a result of this opportunistic approach to site selection, we believe our real estate costs are lower than many traditional retailers.

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

        Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 4,600 to 31,800 square feet and averages approximately 9,800 square feet as of June 30, 2011. We have designed our stores to be functional, with little emphasis placed upon fixtures and leasehold improvements. We display all merchandise at each store by type and size on racks or counters, and we maintain minimum inventory in stockrooms.

        Store Operations.    We operate our stores during "sales events" that occur once each month except January and July. Our stores, or a portion thereof, are generally closed for up to one week during the months of January and July as we conduct physical inventories at all store locations. We continue to maintain the frequency of shipments of merchandise during a sales event, which results in improved efficiency of receiving and restocking activities at our stores. We attempt to align our part-time associates' labor hours in the stores closely with current customer demand.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by regional field management and zone level support. Our store managers are responsible for reviewing store inventory and ensuring their store is continually stocked for sales event and non-sales event periods. The store manager is assisted primarily by part-time employees, with few exceptions who generally serve as assistant managers, cashiers, and help with merchandise stocking efforts. We believe that on-going training is a critical component to the success of our store management. Each store manager receives ongoing training beginning with new manager training upon being hired or promoted, as well as periodic attendance at one or more training sessions held in Dallas, Texas.

        Members of our management visit selected stores during sales event and non-sales event periods to review inventory levels and presentation, personnel performance, expense controls, security and adherence to our procedures. In addition, regional and zone field managers periodically meet with senior management to review store policies and to discuss purchasing, merchandising and advertising strategies for future sales events.

Distribution

        An important aspect of our model involves our ability to process, sort and distribute inventory quickly and efficiently. Our buying, distribution center and planning and allocation departments work closely together to ensure that our inventory flow is efficient and effective. The majority of our merchandise is received, inspected, counted, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sales event strategy, we ship most merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sales event; though we may ship new and different merchandise to stores throughout a sales event.

        We make inventory deliveries to the majority of our stores 40 to 47 times per year on average, which allows us to significantly reduce the amount of inventory stored at our distribution center and maintain consistent in-store inventory levels. This number of shipments also allows our stores to process shipments effectively and stock their shelves with new merchandise during sales events. We use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

        Online customer orders are shipped either from our internet distribution facility, which is located with our other Dallas, Texas distribution facilities, or directly to the customer from our supplier. We use a bar-code locator system to track inventory from the time it is received until it is shipped to our customers. This system allows us to locate, price, sort and ship merchandise efficiently from our internet distribution center.

Management Information Systems

        We have invested significant resources in computers, bar code scanners and radio frequency terminals, software programming and related equipment, technology and training, and we intend to continue updating these systems as necessary. We also have a company-wide local area network computer system, which includes purchase order processing, imports, transportation, distribution, point-of-sale and financial systems that enables us to efficiently control and process our inventory.

        At the store level, we have computer-based registers that capture daily sales data at the stock-keeping unit, or "SKU" level. Sales and inventory information, open to buy and other operational data is distributed daily to designated levels of management and to the individuals or groups who have responsibility for specific aspects of the business.

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

        We are distinguishable from our competitors in several respects. Unlike our competitors, which primarily offer continuing lines of merchandise, we offer changing lines of merchandise depending on availability at value driven prices. Most retailers in the closeout retailing industry are either general merchandisers or focus on apparel, while our current operations focus primarily on upscale home furnishings, housewares, gifts and related items. In addition, we believe most closeout retailers focus on lower and middle-income consumers, while we generally cater to middle and upper-income customers. Finally, our business model continues to be focused on ten major sales events, which are promoted and advertised to our customers through direct mailings, emails and, from time to time, radio and television advertising. We believe that our sales events create a sense of urgency and excitement on the part of our customers because they know that the availability of merchandise during a sales event is limited.

Seasonality

        Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2010, 2009, and 2008 accounted for approximately 34%, 35%, and 34%, respectively, of our annual net sales for such fiscal years. Operating income for the quarters ended December 31, 2010, 2009, and 2008 accounted for approximately 157%, 150%, and 845%, respectively, of our annual operating income for such fiscal years.

Employees

        As of June 30, 2011, we employed approximately 1,900 persons on a full-time basis and approximately 7,000 on a part-time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

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

        We maintain a website at www.tuesdaymorning.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the "SEC") are available free of charge on our internet website under the Investor Relations section.

        The reports we file or furnish to the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, which contains the reports, proxy and information statements and other information which we file with, or furnish to, the SEC.

Item 1A.    Risk Factors

        Our business is subject to significant risks. The risks and uncertainties described below and the other information in this Form 10-K, including our consolidated financial statements and the notes to those statements, should be carefully considered. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also affect our business operations. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way.

Risks Related to Our Business

Current economic conditions may affect consumer spending and could significantly harm our business.

        The success of our business depends to a significant extent upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things: general economic and industry conditions; unemployment; the housing market; current deterioration in consumer confidence; crude oil prices that affect gasoline and diesel fuel, as well as, increases in other fuels used to support utilities; food prices and their effect on consumer discretionary spending; efforts by our customers to reduce debt levels; interest rates; fluctuations in the financial markets; tax rates and policies; war, terrorism and other hostilities; and consumer confidence in future economic conditions.

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

        As part of our growth strategy, we intend to pursue expansion and relocation opportunities in our existing store base as well as open new stores. For both new stores and relocations, we negotiate for upgraded sites. With the expansion opportunities, we are working with high producing stores to increase the selling square footage. To that end, for the fiscal year ending June 30, 2012 we plan to add more stores than in prior years and expand or relocate existing stores if we locate attractive opportunities to do so. However, we cannot assure that we will be able to achieve our relocation or expansion goals or that we will be able to operate any new or relocated stores profitably. Further, we cannot assure that any new, relocated or expanded store will achieve similar operating results to those of our existing stores or that new, relocated or expanded stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing store base. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following: the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets; the competition for suitable store sites; our ability to negotiate favorable lease terms with landlords; our ability to obtain governmental and other third-party consents, permits and licenses needed to operate our stores; the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel; the availability of adequate management and financial resources to properly manage a large volume of stores; our ability to adapt our distribution and other operational and management systems to a changing network of stores; and our ability to attract customers and generate sales sufficient to operate new, relocated or expanded stores profitably.

        We opened stores in new markets during the fiscal years ended June 30, 2011, 2010, and 2009, and intend to enter into additional new markets in fiscal 2012 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

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

        We cannot assure that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional, national and international retailers. We also face competition from alternative retail distribution channels such as catalogues and, increasingly, internet websites. Changes in the merchandising, pricing and promotional activities of those competitors, and in the retail industry, in general, may adversely affect our performance.

Our operating results depend on our website, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business, prospects, results of operations and financial condition.

        Any system interruptions that result in the reduced performance of our transaction systems, including our point of sale systems, merchandising systems, or website, could reduce our transaction volume and the attractiveness of the services that we provide to customers and could harm our business, prospects, operating results and financial condition.

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

        Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our website. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality within our existing systems. Any such difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

Failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could adversely affect our financial condition and operating results

        We are heavily dependent upon automated technology processes. Third parties that can penetrate our network security or otherwise misappropriate our customers' personal information or credit card information could subject us to certain negative repercussions. These repercussions could negatively impact our competitive advantage, our customers' confidence level, and subject us to potential litigation and fines/penalties. While we remain in compliance with Payment Card Industry requirements, we cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

Compromises of our data security could materially harm our reputation and business.

        In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and associates, and we process customer payment card and check information. We may suffer unauthorized intrusions into portions of our computer system that process and store information related to customer transactions. We have taken steps designed to strengthen the security of our computer system and protocols and have instituted an ongoing program with respect to data security. Nevertheless, there can be no assurance that we will not suffer a data compromise. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. This is also true for check information and approval. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and inadvertently cause a breach involving such information. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. Any such compromise of our data security and loss of personal or business information could disrupt our operations, damage our reputation and customers' willingness to shop in our stores, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

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

        Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers, as well as, experienced buying and management personnel. Many of our associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates. Changes that adversely impact our ability to attract and retain quality associates and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

        Our business is subject to seasonality with a higher level of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2010, 2009, and 2008 accounted for approximately 34%, 35%, and 34%, respectively, of our annual net sales for such years. Operating income for the quarters ended December 31, 2010, 2009, and 2008 accounted for approximately 157%, 150%, and 845%, respectively, of our annual operating income for such years. For more information about our seasonality, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality." Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations may also fluctuate significantly based on such factors as: the timing of new store openings; the amount of net sales contributed by new and existing stores; the success of our store expansion and relocation program; the timing of certain holidays and sales events; changes in our merchandise mix; general economic, industry and weather conditions that affect consumer spending; and actions of competitors, including promotional activity.

A failure to grow or maintain our comparable store sales may adversely affect our results of operations.

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue given the current economic climate and uncertainty of consumer spending. Our comparable store sales decreased 1.2% for fiscal year ended June 30, 2011, increased 2.2% for the fiscal year ended June 30, 2010, and decreased 12.5% for the fiscal year ended June 30, 2009. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations.

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

        Provisions in our certificate of incorporation and bylaws will have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following: the ability of our Board of Directors to issue shares of our common stock and preferred stock without stockholder approval; a requirement that stockholder meetings may only be called by our President and Chief Executive Officer, the Chairman of the Board or at the written request of a majority of the directors then in office and not our stockholders; a prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; the ability of our Board of Directors to make, alter or repeal our bylaws without further stockholder approval; and the requirement for advance notice for nominations for directors to our Board of Directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

        On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors will consider the full range of alternatives with regard to the use of any excess cash flow in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

        From June 30, 2010 to June 30, 2011, the trading price of our common stock ranged from a low of $3.51 per share to a high of $5.93 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10-K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as a result.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Stores.    We lease all of our stores from unaffiliated third parties normally through non-cancelable leases, except one company-owned store located adjacent to our distribution facility. At June 30, 2011, the remaining terms of the majority of our store leases range from six months to five years and only 7.7% of our store leases have remaining terms greater than five years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses, which are often executed, and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering the lease if sales at the store do not reach a stipulated amount in the lease.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1,390,770 square feet of distribution facilities and a 104,675 square foot building which houses our corporate office in the Dallas, Texas metropolitan area.

        We lease our internet fulfillment center of approximately 59,000 square feet, which expires in April of 2014. Additionally, we have leases on three parcels of land of approximately 444,000 square feet, two of which are for trailer storage and the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in February 2014 and December 2018 and the lease for the third parcel and building expires in February 2016. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We may, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.    Legal Proceedings

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court's de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. Some of these cases have been voluntarily dismissed and there are now approximately 50 separate lawsuits pending. Three of the individual lawsuits have proceeded to trial and Statements of Decision have been issued, but judgments have not yet been entered. The three employees whose cases were already tried were found to be improperly classified as exempt employees. Tuesday Morning plans to appeal these determinations. In any event, Tuesday Morning does not expect these decisions to have a material impact on our financial statements. Several of the other individual cases are scheduled for trial this year.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. No trial date has yet been set in that case and we do not expect this case to have a material impact on our financial statements. In January 2010, an additional plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations. The case was filed as a limited jurisdiction case and was tried earlier this year. The Judge has issued a Statement of Decision finding that the employee was improperly classified as an exempt employee, but judgment has not yet been entered. Tuesday Morning plans to appeal this determination. In any event, Tuesday Morning does not expect this decision to have a material impact on our financial statements.

        In July 2009, a lawsuit alleging failure to pay overtime compensation was filed in Alabama by a former store manager. The plaintiff sought to certify a class action made up current and former store managers. In fiscal 2010, we filed a request with the court to deny this motion. The court has not ruled, and no trial date has been set. Tuesday Morning will rigorously defend its position at trial, and does not expect these complaints to have a material impact on our financial statements.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The parties are presently conducting discovery. We do not expect this complaint to have a material impact on our financial statements.

        In February 2010, a store manager filed an individual suit against us in Los Angeles Superior Court alleging claims for disability discrimination, harassment, retaliation, failure to accommodate, failure to engage in good faith interactive process, violation of the Family Medical Leave Act/California

Family Rights Act, violation of public policy, failure to prevent retaliation, harassment and discrimination, breach of contract, breach of covenant of good faith and fair dealing, and intentional infliction of emotional distress. The case was settled earlier this year with no material impact on our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.    (REMOVED AND RESERVED)

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Global Select Market, Inc. under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2011
First quarter	$5.44	$3.51
Second quarter	$5.93	$4.58
Third quarter	$5.52	$3.79
Fourth quarter	$5.23	$3.91
Fiscal Year Ended June 30, 2010
First quarter	$5.48	$2.84
Second quarter	$4.33	$2.10
Third quarter	$7.25	$2.53
Fourth quarter	$8.80	$3.97

        On August 26, 2011, the last reported sale price for our common stock on the NASDAQ Global Select Market, Inc. was $3.86 per share. As of August 26, 2011, there were approximately 186 holders of record of our common stock.

Dividend Policy

        During the fiscal years ended June 30, 2011 and 2010, we did not declare nor pay any annual cash dividends on our common stock. On February 1, 2008, our Board of Directors voted to terminate our then existing annual cash dividend. The Board of Directors will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information contained in Item 12 of this Form 10-K is incorporated herein by reference.

Repurchases of Common Equity

        As of June 30, 2011, we did not hve a stock repurchase program for our common stock, and we did not repurchase any shares of our common stock for the four quarters ended June 30, 2011.

        On August 22, 2011, we announced that our Board of Directors has adopted a share repurchase program, authorizing the Company to repurchase from time to time shares of our common stock, up to a maximum of $5,000,000 in aggregate purchase price for all such shares (the "Repurchase Program"). The shares may be repurchased from time to time based upon market conditions in the open market or in privately negotiated transactions. The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. Our Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of our common stock we will repurchase, if any.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2011, 2010, 2009, and 2008, the six months ended June 30, 2007, and the two years ended December 31, 2006 and 2005, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre-established industry index believed by us to have a peer group relationship with the Company. In April 2007, we changed from a calendar year end to a fiscal year ending June 30. Tuesday Morning therefore had a six-month transition period from December 31, 2006 to June 30, 2007. The first measurement period shown in the performance graph below corresponds to our calendar year end prior to our change in fiscal year, our transition period that ended on June 30, 2007 and our subsequent June 30 fiscal year ends. The chart assumes that $100 was invested on January 1, 2006, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUESDAY MORNING CORPORATION,
S&P 500 INDEX AND S&P 500 RETAILING INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDENDS REINVESTED

        These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company's common stock.

Item 6.    Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for the twelve months ended June 30, 2011, 2010, 2009, 2008, 2007 and 2006, along with the Statement of Operations for the six months ended June 30, 2007 and 2006. On April 30, 2007, our Board of Directors approved a change in our fiscal year end from December 31 to June 30, effective June 30, 2007.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

						Six Months Ended June 30,
	Twelve Months Year Ended June 30,							Twelve Months Ended December 31, 2006
	2011	2010	2009	2008	2007	2007	2006
	(in thousands except per share amounts and number of stores)
Statement of Operations Data:
Net sales	$821,150	$828,265	$801,722	$885,281	$924,199	$408,520	$395,428	$911,107
Cost of sales	507,834	514,270	505,585	562,578	578,881	257,851	247,564	568,594

Gross profit	313,316	313,995	296,137	322,703	345,318	150,669	147,864	342,513
Selling, general and administrative expenses	295,273	293,850	293,702	297,852	296,632	144,962	132,390	284,060

Operating income	18,043	20,145	2,435	24,851	48,686	5,707	15,474	58,453
Net interest and other expense	(2,496)	(3,476)	(2,504)	(2,719)	(1,521)	(656)	(266)	(1,131)

Income (loss) before income taxes	15,547	16,669	(69)	22,132	47,165	5,051	15,208	57,322
Income tax expense (benefit)	5,968	5,921	(25)	7,634	17,094	1,970	5,769	20,893
Net income (loss)	$9,579	$10,748	$(44)	$14,498	$30,071	$3,081	$9,439	$36,429

Earnings per share:
Basic	$0.22	$0.25	$0.00	$0.35	$0.73	$0.07	$0.23	$0.88
Diluted	0.22	0.25	0.00	0.35	0.72	0.07	0.23	$0.87
Weighted average shares outstanding:
Basic	42,493	41,920	41,505	41,439	41,433	41,433	41,380	41,392
Diluted	43,078	42,483	41,505	41,494	41,637	41,637	41,647	41,647
Dividends per common share	$—	$—	$—	$—	$0.80	$0.80	$0.80	$0.80
Operating Data:
Number of stores:
Beginning of period	852	857	842	810	762	795	732	732
Opened during period	44	26	35	48	63	27	35	71
Closed during period	(35)	(31)	(20)	(16)	(15)	(12)	(5)	(8)
Open at end of period	861	852	857	842	810	810	762	795

Comparable store sales increase(1), (decrease)	(1.2)%	2.2%	(12.5)%	(7.6)%	(5.6)%	(2.5)%	(7.9)%	(7.9)%
Average sales per store(2),(4)	$972	$972	$939	$1,076	$1,176	$512	$533	$1,193
Inventory turnover(3)	1.9	2.0	2.1	2.0	2.2	2.1	2.3	2.2

	As of June 30,
							As of December 31, 2006
	2011	2010	2009	2008	2007	2006
		(In thousands)
Balance Sheet Data:
Working capital	$188,020	$174,855	$163,715	$168,130	$165,371	$153,428	$161,095
Inventories	264,361	239,194	223,628	240,996	288,791	241,660	242,674
Total assets	379,156	350,536	319,241	341,776	394,321	352,307	393,134
Total debt, including current portion	—	—	—	8,500	56,500	21,000	—
Total stockholders' equity	260,134	247,892	235,353	232,911	215,440	214,005	243,877

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

Overview

  •
  We sell upscale, name brand home furnishings, housewares, gifts and related items significantly below retail prices charged by department stores, specialty and catalogue retailers in 861 stores throughout 43 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

  •
  Our store base grew approximately 1.1% in fiscal 2011, while it decreased by 0.6% in fiscal 2010, and grew approximately 2% and 4% over the fiscal years ended June 30, 2009, and 2008, respectively. During fiscal 2011, we increased our store base by nine stores. During the fiscal year ended June 30, 2010, we reduced our store base by five stores. During the fiscal years ended June 30, 2009, and 2008, we increased our store base by 15 and 32 stores, respectively.

  •
  In December of 2008, we entered into a new credit agreement providing for an asset-based, five year, senior secured revolving credit facility, "Revolving Credit Facility". The agreement provides for, among other things: a maturity date of December 2013; a revolving credit commitment of $150.0 million, which was increased in January of 2009 to $180.0 million; applicable commitment fees and interest rates; and a requirement that the principal amount and outstanding letters of credit of the outstanding loans may not exceed $45.0 million for 30 consecutive days during the period from December 28 to January 31 (the "clean down limit"). On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit from $45.0 million to $65.0 million. As of June 30, 2011 and June 30, 2010, we did not have any outstanding borrowings on our Revolving Credit Facility.

  •
  Our industry has been negatively impacted by macro-economic pressures that affect consumer spending, increased supply and competition as well as a highly competitive and promotional environment. Since 2008, we have experienced inconsistent sales trends, reporting both negative and positive comparable sales. During that time, however, we continued to generate positive operating income on an annual basis.

  •
  Our industry has been negatively impacted by increased competition within an already highly competitive promotional environment; a trend we believe is likely to continue in the near term and potentially longer. As a closeout retailer of home furnishings and housewares, we currently compete against a diverse group of retailers, including department and discount stores, specialty and e-commerce retailers and mass merchants, which sell, among other products, home furnishing and houseware products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources than we do. Our competitors' greater financial resources allow them to initiate and sustain aggressive price competition, initiate broader marketing campaigns that reach a larger customer base, fund ongoing promotional events and communicate more frequently with existing and potential customers.

  •
  In response to increased competition in our industry, we are focused upon various strategic priorities that we believe will lessen the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of our customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations including whether to close or relocate them, seeking to improve overall supply chain efficiency including reviewing operational practices such as freight costs, vendor payment terms, distribution processes and increasing inventory turns, and striving to optimize our marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also increasing cost efficiency. We are also striving to optimize the acquisition of inventory to best match customer demand.

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

  •
  The stability of our earnings is heavily influenced by macroeconomic factors. As the economy improves or worsens our business is often similarly impacted. Macroeconomic factors, such as the current conditions in the debt and housing markets, have impacted and will continue to impact our business by potentially decreasing the disposable income of our potential consumers. The decline in consumer confidence levels has had a negative impact on consumers' ability and willingness to spend discretionary income. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of visibility or certainty in predicting our future earnings.

  •
  In order to expand our store base for both new stores and relocations, we are negotiating for upgraded sites. We also intend to work with select high producing stores to increase the selling square footage. We plan to allow leases to expire for underperforming stores or where alternative locations are not available at acceptable lease rates.

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

        Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions such as sales, markdowns and shrink, to arrive at our cost of sales. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. The retail inventory method, which is used by a number of our competitors, involves management estimates with regard to items such as markdowns. Such estimates may significantly impact the ending inventory valuation at cost as well as the amount of gross margin recognized.

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

        We conduct full physical inventories at all stores at June 30 and December 31 to measure quantities on hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on our historical experience from the results of our physical inventories. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Thus, the difference between actual and estimated amounts may cause fluctuations in the quarters ending in March and September, but the difference is not a factor in the quarters ending in December and June. Since we conduct physical inventory counts twice a year, the subjective nature of our shrink percentage is reduced and our exposure to the risk of a significant error is minimized. In addition, we have loss-prevention programs that we believe minimize shrinkage. Although inventory shrinkage rates have not fluctuated significantly in recent years, if the actual rates were to differ from our estimates, then revisions to the inventory shrinkage expense could be required.

        Inventory is the largest asset on our balance sheet and represented approximately 70%, 68%, and 70% of total assets at June 30, 2011, 2010, and 2009, respectively. Inventory increased 10.5%, or $25.2 million, from June 30, 2010 to June 30, 2011, primarily due to opportunistic purchases made in the second quarter of fiscal 2011 in addition to the shortfall in expected fourth quarter sales. Inventory increased 7.0%, or $15.6 million, from June 30, 2009 to June 30, 2010, primarily due to increased purchases of 8.7% in fiscal 2010 in response to increasing customer demand. On a per store basis, inventory increased 9.4% from June 30, 2010 to June 30, 2011 and increased 7.6% from June 30, 2009 to June 30, 2010.

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

        Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory each quarter to ensure all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market through the retail inventory method. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. In addition to regularly reviewing inventory levels to identify slow-moving merchandise, management also considers current and anticipated demand, customer preferences, age of merchandise and seasonal trends in determining markdowns. Our markdowns, as a percentage of total sales, have been generally consistent from year to year. Beginning with the fiscal year ended June 30, 2008, we implemented a strategy to more closely monitor and control our markdowns of inventory to avoid marking down items that continued to sell through at reasonable rates. We believe this strategy contributed to overall margin by focusing our markdowns more on inventory that was truly slow moving and less on the basis of age in inventory alone. Changes in markdowns from period-to-period are discussed as a part of our Results of Operations analysis below. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions. The effect of a 1.0% permanent markdown in the value of our inventory at June 30, 2011 would result in a decline in gross profit and diluted earnings per share for the fiscal year ended June 30, 2011 of $2.6 million and $0.04, respectively.

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

        The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims; and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. During the fourth quarter of fiscal 2011, we made reductions of approximately $1.4 million to our workers' compensation liability and associated current period insurance expense due to reductions in projected actuarially determined ultimate losses resulting from improvements in claims experience. In recent years, we have enhanced our safety programs that have generated an overall decrease in workers compensation and general liability losses. Our self-insurance reserves for workers' compensation, general liability and medical were $6.9 million, $2.6 million, and $1.3 million at June 30, 2011, respectively; $9.1 million, $2.2 million, and $1.2 million at June 30, 2010, respectively; $9.1 million, $1.8 million, and $1.1 million at June 30, 2009, respectively.

        We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $1.7 million, $3.2 million and $9.1 million, respectively, for the fiscal year ended June 30, 2011; $3.9 million, $3.3 million and $8.5 million, respectively, for the fiscal year ended June 30, 2010; and $3.2 million, $3.0 million and $7.9 million, respectively, for the fiscal year ended June 30, 2009.

        Impairment of long-lived assets—Long-lived assets, such as buildings, equipment, furniture and fixtures, and leasehold improvements, are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store-level long-lived assets, expected cash flows are estimated based on the historical cashflows generated by the store and are adjusted based on management's estimates of expected future results. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by quoted market values, discounted cash flows or internal appraisals, as applicable. Impairment, if any, is recorded in the period in which the impairment occurred. We have not recorded any material impairment charges in fiscal 2011, 2010, and 2009. As the projection of future cash flows requires the use of management's judgment and estimates, actual results may differ from our estimates. It is possible that additional charges for asset impairments may be recorded in the future.

        Stock-based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 vest daily over periods of four to five years and expire ten years from the date of grant. Options granted after June 30, 2008, typically vest over periods of one to three years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Fiscal Year Ended June 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.8	62.1	63.1

Gross profit	38.2	37.9	36.9
Selling, general and administrative expenses	36.0	35.5	36.6

Operating income	2.2	2.4	0.3
Net interest and other expense	(0.3)	(0.4)	(0.3)
Income tax expense	0.7	0.7	0.0

Net income	1.2	1.3	0.0

Number of stores open at end of period	861	852	857

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

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

        Net sales decreased $7.1 million, or 0.9%, to $821.2 million in fiscal 2011 from $828.3 million in fiscal 2010, primarily due to a decrease in sales from comparable stores (stores open at least one year) of 1.2%. The decrease in comparable store sales was comprised of a decrease in comparable store transactions of 1.7%, offset by an increase in comparable store average ticket of 0.5%.

        Gross profit for fiscal 2011 was $313.3 million, almost flat compared to $314.0 million in gross profit for fiscal 2010. The change in gross profit was attributable to a decline in net sales offset by an increase in our gross profit percentage. As a percentage of net sales, gross profit increased to 38.2% in fiscal 2011 compared with 37.9% in the same period last year. This increase of 0.3% in gross profit percentage was attributed to a 0.2% decline due to improved product pricing from our vendors, 0.2% decline in markdowns, offset with a 0.1% increase in shrink.

        Selling, general and administrative expenses increased $1.4 million, or 0.5%, to $295.3 million in fiscal 2011 from $293.9 million in the prior fiscal year. The increase was primarily attributable to increased advertising, legal and outbound freight costs, offset by a decrease in wages and bonus expenses. As a percentage of sales, selling, general and administrative expenses increased 0.5% to 36.0% in fiscal 2011 from 35.5% in fiscal 2010. These expenses increased on a per store basis by one half of one percent in fiscal 2011 compared with fiscal 2010.

        Net interest and other expense decreased $1.0 million to $2.5 million in fiscal 2011 compared to $3.5 million in fiscal 2010. This decrease was primarily attributable to a decrease in other expenses related to losses on disposal of assets recorded in fiscal 2010 of approximately $1.0 million.

        Income tax expense increased to $6.0 million in fiscal 2011 from $5.9 million in the prior fiscal year. Our effective tax rate increased from 35.5% in fiscal 2010 to 38.4% in fiscal 2011 due to the increase in book/tax differences in fiscal 2011 in contrast to favorable tax settlements in the prior year that did not recur.

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

        Net sales increased $26.6 million, or 3.3%, to $828.3 million in fiscal 2010 from $801.7 million in fiscal 2009, primarily due to increased sales from comparable stores (stores open at least one year) of 2.2%. The increase in comparable store sales was comprised of comparable store transactions increasing 3.4% offset by a decline in the comparable store average ticket of 1.2%. Our average annual sales per store increased by $32,000, or 3.4%, to $972,000 in fiscal 2010. Comparable store sales and sales per store increased primarily due to higher traffic levels offset by a slightly lower average ticket.

        Gross profit increased $17.9 million, or 6.0%, to $314.0 million in fiscal 2010 compared to $296.1 million in fiscal 2009, of which, $10.0 million of the gross profit increase was directly attributable to an increase in our net sales and improvements in our gross profit percentage. Our gross profit percentage increased to 37.9% in 2010 from 36.9% in 2009. This 1.0% increase in our gross profit percentage was attributable to a decrease in our markdowns as a percentage of sales of 0.3% combined with decreases of 0.2% in each of our cost of product, and shrink, respectively. Additionally, our gross margin percentage improved 0.2% due to improved leveraging of our distribution center costs from our increased sales volume.

        Selling, general and administrative expenses increased $0.1 million, or 0.1%, to $293.9 million in fiscal 2010, from $293.7 million in the prior year. The increase was primarily attributable to a $3.0 million increase in employee incentive bonuses due to the improvement in our business in fiscal 2010, combined with a $1.0 million increase in legal expenses related to ongoing litigation. These increases were offset by a decrease of $3.7 million in advertising. As a percentage of sales, selling, general and administrative expenses decreased 1.1% to 35.5% in fiscal 2010 from 36.6% in fiscal 2009. The decreased percentage is primarily due to improved expense leveraging given our positive comparable store sales for the year. These expenses increased on an average annual per store basis by 0.1% in fiscal 2010.

        Net interest and other expense increased $1.0 million to $3.5 million in fiscal 2010, compared to $2.5 million in fiscal 2009. This increase was primarily attributable to an increase in other expenses due to an increase in losses on disposals of assets of $0.8 million.

        Income tax expense increased to $5.9 million in fiscal 2010 versus a benefit of less than $0.1 million in fiscal 2009. The increase was due to increased profitability. Our effective tax rate decreased slightly to 35.5% in fiscal 2010 versus 36.2% in fiscal 2009.

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

        Net cash flows provided by operating activities for the fiscal years ended June 30, 2011, 2010, and 2009, were $0.4 million, $32.1 million, and $32.2 million, respectively. For the fiscal year ended June 30, 2011, cash provided by operating activities was primarily due to net income of $9.6 million combined with an increase in accounts payable of $2.7 million and an adjustment for depreciation expense of $16.1 million. These sources of cash flow from operations were offset primarily by an increase in inventory of $25.7 million. The increase in inventory was due to opportunistic purchases of inventory and the shortfall of sales in the fourth quarter.

        For the fiscal year ended June 30, 2010, cash provided by operating activities was primarily due to net income of $10.7 million combined with an increase in accounts payable of $12.4 million and an adjustment for depreciation expense of $15.6 million. These sources of cash flow from operations were offset primarily by an increase in inventory of $15.7 million. The increases in accounts payable and inventory were due to increased purchases of inventory to meet customer demand. For the fiscal year ended June 30, 2009, cash provided by operating activities was primarily due to a decrease in inventory of $17.4 million and an adjustment of net loss for depreciation of $16.8 million. The decrease in inventory was due to decreased purchases of inventory to better match customer demand. A significant portion of our revenues and net earnings are realized during the period from October through December while an increase in merchandise purchases in preparation for this holiday selling season occurs in prior months. Cash and cash equivalents as of June 30, 2011, 2010, and 2009, were $19.4 million, $23.5 million, and $5.8 million, respectively. There has been no material change in our vendor payment policy.

        Net cash used in investing activities was due to capital expenditures of $20.6 million, $17.4 million, and $12.5 million for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. During each year, capital expenditures were primarily for information systems improvements, new store openings, various distribution center equipment and improvements, and corporate office equipment and improvements. In fiscal 2012, we expect to spend approximately $15.0 million for capital expenditures, primarily for fixtures for new and existing stores, distribution center equipment and improvements, and systems upgrades and improvements. Capital expenditures will be financed with funds generated from operations and borrowings under our Revolving Credit Facility.

        Net cash provided by financing activities of $16.0 million for the fiscal year ended June 30, 2011 was primarily due to a change in cash overdraft of $15.4 million. Net cash provided by financing activities of $3.1 million for the fiscal year ended June 30, 2010 was primarily due to a change in cash overdraft of $3.4 million. Net cash used in financing activities of $22.6 million for the fiscal year ended June 30, 2009 was primarily due to a change in cash overdraft of $9.7 million combined with net repayments on our Revolving Credit Facility of $8.5 million.

        On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

        On December 15, 2008, we entered into a revolving credit facility (the "Revolving Credit Facility"), which provides for an asset-based, five-year senior secured revolving credit facility in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The Revolving Credit Facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains, among other things, a "clean down" provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which, affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1.

        At June 30, 2011, we had no amounts outstanding under the Revolving Credit Facility, $8.3 million of outstanding letters of credit and availability of $124.1 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes. Interest expense of $3.1 million for fiscal 2011 was due primarily to commitment fees of $1.5 million, the amortization of financing fees of $1.1 million and $0.5 million in interest expense on borrowings. As of June 30, 2011, we were in compliance with all required covenants.

        We anticipate that our net cash flows from operations and borrowings under our Revolving Credit Facility will be sufficient to fund our working capital needs, planned capital expenditures, and interest payments for the next twelve months.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2011.

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2011 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$179,620	$61,569	$82,203	$31,283	$4,565
Leased maintenance, insurance and taxes on operating leases	28,607	9,806	13,092	4,982	727
Commitment fees on Revolving Credit Facility	3,710	1,509	2,201	—	—

Total	$211,937	$72,884	$97,496	$36,265	$5,292

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Commitment fees on our Revolving Credit Facility are calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the Revolving Credit Facility and letters of credit totaling $8.3 million. It is likely we will incur additional interest expense than that calculated above as we may borrow amounts, from time to time, under our Revolving Credit Facility.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the eight quarters ended June 30, 2011. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. We believe that all necessary adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011
Net sales	$172,756	$279,312	$174,316	$194,766
Gross profit	66,798	107,179	66,696	72,643
Operating income (loss)	(3,483)	28,370	(5,245)	(1,599)
Net income (loss)	(2,645)	17,261	(3,635)	(1,402)
Basic earnings (loss) per share	(0.06)	0.40	(0.08)	(0.03)
Diluted earnings (loss) per share	(0.06)	0.40	(0.08)	(0.03)
Comparable store sales increase (decrease)	4.3%	(3.2)%	0.7%	(4.5)%

	Quarters Ended
	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Net sales	$165,867	$289,615	$172,000	$200,783
Gross profit	63,379	109,463	64,560	76,593
Operating income (loss)	(6,933)	30,168	(6,254)	3,165
Net income (loss)	(4,661)	18,450	(4,336)	1,295
Basic earnings (loss) per share	(0.11)	0.43	(0.10)	0.03
Diluted earnings (loss) per share	(0.11)	0.43	(0.10)	0.03
Comparable store sales increase (decrease)	(5.8)%	5.1%	1.6%	6.0%

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

Inflation

        In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2011, 2010, or 2009. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements, and separate disclosures of fair value measurements for purchases, sales, issuances and settlements that use unobservable inputs (Level 3), and more robust disclosure of the valuation techniques and inputs used to measure recurring and nonrecurring fair value measurements (e.g. Level 2 and Level 3 measurements). These more robust disclosures and separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements was effective for us as of December 15, 2009. The separate disclosures of fair value measurements for purchases, sales and settlements that use unobservable inputs (Level 3) is effective beginning with our fiscal year beginning July 1, 2011. However, at this time, the Company does not have any material Level 1, 2 or 3 assets or liabilities that require disclosure for the past or future fiscal years.

        In April 2011, the FASB issued Accounting Standards Update No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Specifically, the amendments clarify the intent around applying existing fair value measurements and disclosure requirements, as well as, those that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. These amendments are to be applied prospectively for annual periods beginning after December 15, 2011, and early application is not permitted. Due to the level of immateriality of the Level 1, 2 and 3 assets and liabilities that are addressed with these amendments, the Company does not believe that any of these amendments will have a material effect on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2011, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions, which participate on our Revolving Credit Facility, to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors, primarily in Euros. During the fiscal year ended June 30, 2011, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations and were immaterial to us as a whole in the fiscal year ended June 30, 2011.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2011, the difference between the fair value of all outstanding contracts and the face amount of such contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material effect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made and such hedging activities have been immaterial, any fluctuations in the exchange rate should not materially affect us.

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

        Interest Rates.    The Company's Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. In fiscal 2011, the Company incurred $0.5 million in interest expense on borrowings. Due to the minimal period of time the Company sustains its outstanding borrowings, it considers its exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2011, the Company did not have any long-term debt outstanding. More information about debt held by the Company is available in Note 3 of the notes to our consolidated financial statements included herein this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K and incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Control Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2011 to ensure that information required to be disclosed by us in this Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2011, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011, of Tuesday Morning Corporation and our report dated August 31, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 31, 2011

Report of Independent Registered Public Accounting Firm

        The report of Independent Registered Public Accounting Firm is included in page F-2 of this Form 10-K.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2011 Annual Meeting of Stockholders.

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

        There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors that have occurred in the year ended June 30, 2011.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2011 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2011 Annual Meeting of Stockholders.

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2011. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,795	$10.68	1,123
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,795	$10.68	1,123

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2011 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2011 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K.

(1)
Financial Statements:

    The list of financial statements required by this Item is set forth in Item 8.

  (2)
  Financial Statement Schedules:

    All financial statement schedules called for under Regulation S-X are not required under the related instructions and/or are not material and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Form 10-K.

  (3)
  Exhibits:

    See the list of exhibits in the "Exhibits Index" to this Form 10-K, which are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 31, 2011
	By:	/s/ KATHLEEN MASON Kathleen Mason Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KATHLEEN MASON Kathleen Mason	Chief Executive Officer, President and Director (Principal Executive Officer)	August 31, 2011
/s/ STEPHANIE BOWMAN Stephanie Bowman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 31, 2011
/s/ BRUCE A. QUINNELL Bruce A. Quinnell	Chairman of the Board	August 31, 2011
/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	August 31, 2011
/s/ DAVID B. GREEN David B. Green	Director	August 31, 2011
/s/ STARLETTE JOHNSON Starlette Johnson	Director	August 31, 2011
/s/ WILLIAM J. HUNCKLER, III William J. Hunckler, III	Director	August 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 31, 2011

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$19,400	$23,522
Inventories	264,361	239,194
Prepaid expenses and other current assets	13,684	9,756
Deferred income taxes	447	—

Total current assets	297,892	272,472
Property and equipment, net	76,982	72,823
Deferred financing costs	2,504	3,522
Other assets	1,778	1,719

Total Assets	$379,156	$350,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	81,047	62,916
Accrued liabilities	28,760	34,317
Deferred income taxes	—	288
Income taxes payable	65	96

Total Current liabilities	109,872	97,617
Deferred rent	3,198	3,181
Income taxes payable—non current	655	639
Deferred income taxes	5,297	1,207

Total Liabilities	119,022	102,644

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 43,185,203, and 43,022,248 shares issued and outstanding as of June 30, 2011 and 2010, respectively	432	430
Additional paid-in capital	208,130	205,255
Retained earnings	51,661	42,082
Accumulated other comprehensive income (loss)	(89)	125

Total Stockholders' Equity	260,134	247,892

Total Liabilities and Stockholders' Equity	$379,156	$350,536

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2011	2010	2009
Net sales	$821,150	$828,265	$801,722
Cost of sales	507,834	514,270	505,585

Gross profit	313,316	313,995	296,137
Selling, general and administrative expenses	295,273	293,850	293,702

Operating income	18,043	20,145	2,435
Other income (expense):
Interest expense	(3,118)	(2,945)	(2,748)
Interest income	2	14	1
Other income (expense), net	620	(545)	243

	(2,496)	(3,476)	(2,504)

Income (loss) before income taxes	15,547	16,669	(69)
Income tax expense (benefit)	5,968	5,921	(25)

Net income (loss)	$9,579	$10,748	$(44)

Earnings Per Share
Net income per common share:
Basic	$0.22	$0.25	$0.00
Diluted	$0.22	$0.25	$0.00
Weighted average number of common shares:
Basic	42,493	41,920	41,505
Diluted	43,078	42,483	41,505

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2008	41,817	$418	$201,154	$31,378	$(39)	$232,911
Comprehensive loss:
Net loss	—	—	—	(44)	—	(44)
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(3)	(3)

Comprehensive loss	—	—	—	(44)	(3)	(47)
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	1,020	10	(151)	—	—	(141)
Amortization of stock-based compensation expense	—	—	2,630	—	—	2,630

Balance at June 30, 2009	42,837	$428	$203,633	$31,334	$(42)	$235,353
Comprehensive income:
Net income	—	—	—	10,748	—	10,748
Unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	167	167

Comprehensive income	—	—	—	10,748	167	10,915
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	145	—	(500)	—	—	(500)
Shares issued in connection with exercises of employee stock options	40	2	77			79
Amortization of stock-based compensation expense	—	—	2,045	—	—	2,045

Balance at June 30, 2010	43,022	$430	$205,255	$42,082	$125	$247,892
Comprehensive income:
Net income	—	—	—	9,579	—	9,579
Unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(214)	(214)

Comprehensive income	—	—	—	9,579	(214)	9,365
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	116	2	(1)	—	—	1
Shares issued in connection with exercises of employee stock options	47		60	—	—	60
Excess tax benefit	—	—	980	—	—	980
Amortization of stock-based compensation expense	—	—	1,836	—	—	1,836

Balance at June 30, 2011	43,185	$432	$208,130	$51,661	$(89)	$260,134

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,579	$10,748	$(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,103	15,583	16,796
Amortization of financing fees	1,018	1,059	709
Stock based compensation expense	2,332	2,206	2,615
Loss on disposal of assets	238	1,382	631
Deferred income taxes	3,355	261	(3,087)
Other non-cash items	(214)	167	4
Change in operating assets and liabilities:
Inventories	(25,662)	(15,727)	17,382
Prepaid and other current assets	(3,928)	441	1,095
Other assets	(59)	(198)	1,519
Accounts payable	2,731	12,416	(7,095)
Accrued liabilities	(5,557)	5,552	170
Deferred rent	17	(990)	8
Income taxes payable	(15)	(829)	1,537

Net cash provided by (used in) operating activities	(62)	32,071	32,240

Cash flows from investing activities:
Capital expenditures	(20,600)	(17,432)	(12,475)
Proceeds from sale of assets	100	—	—

Net cash used in investing activities	(20,500)	(17,432)	(12,475)

Cash flows from financing activities:
Borrowings under revolving credit facility	152,352	61,605	232,756
Repayments under revolving credit facility	(152,352)	(61,605)	(241,256)
Change in cash overdraft	15,400	3,391	(9,695)
Proceeds from the exercise of employee stock options	60	79	—
Excess tax benefit related to exercise of stock options	980	—	—
Payment of financing fees	—	(370)	(4,417)

Net cash provided by (used in) financing activities	16,440	3,100	(22,612)

Net increase (decrease) in cash and cash equivalents	(4,122)	17,739	(2,847)
Cash and cash equivalents, beginning of period	23,522	5,783	8,630

Cash and cash equivalents, end of period	$19,400	$23,522	$5,783

Supplemental cash flow information:
Interest paid	$1,954	$1,796	$1,784
Income taxes paid (refunds received)	3,329	5,655	(96)

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We operated 861 discount retail stores in 43 states as of June 30, 2011 (852 and 857 stores at June 30, 2010 and 2009, respectively). We sell close-out home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July, which historically have been weaker months for retailers. Our stores are normally closed for up to one week during the months of January and July as we conduct physical inventories at all of our stores.

  (a)
  Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.

  (b)
  Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2011 and 2010, credit card receivables from third party consumer credit card providers were $3.6 million and $3.2 million, respectively.

  (c)
  Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. These capitalized expenses included in ending inventory totaled $29.5 million and $27.4 million at June 30, 2011 and 2010, respectively. We expensed $68.0 million, $68.9 million, and $67.8 million, of such capitalized inventory costs in cost of sales for the fiscal years ended June 30, 2011, 2010, and 2009, respectively.

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

(All dollar amounts in thousands, except per share amounts)

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

  (g)
  Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. We file our annual federal income tax return on a consolidated basis. Furthermore, we recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available or applicable laws or regulations may change thereby resulting in a favorable or unfavorable adjustment to amounts recorded.

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

          The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims; and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. During the fourth quarter of fiscal 2011, we made reductions of approximately $1.4 million to our workers' compensation liability and associated current period insurance expense due to reductions in projected actuarially determined ultimate losses resulting from improvements in claims experience. In recent years, we have enhanced our safety programs that have generated an overall decrease in workers compensation and general liability losses. Our self-insurance reserves for workers' compensation, general liability and medical were $6.9 million, $2.6 million, and $1.3 million at June 30, 2011, respectively; $9.1 million, $2.2 million, and $1.2 million at June 30, 2010, respectively; $9.1 million, $1.8 million, and $1.1 million at June 30, 2009, respectively.

          We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $1.7 million, $3.2 million and $9.1 million, respectively, for the fiscal year ended June 30, 2011; $3.9 million, $3.3 million and $8.5 million, respectively, for the fiscal year ended June 30, 2010; and $3.2 million, $3.0 million and $7.9 million, respectively, for the fiscal year ended June 30, 2009.

  (i)
  Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of estimated returns and exclude sales tax.

  (j)
  Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2011, 2010, and 2009 were $28,094, $26,963, and $30,698, respectively. We do not receive money from vendors to support our advertising expenditures. As of June 30, 2011, there was prepaid advertising of $522 compared to prepaid advertising of $444 at June 30, 2010.

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

    We enter into foreign currency forward exchange contracts with a major financial institution that participates in our revolving credit facility to manage and reduce the impact of fluctuations in foreign currency exchange rates on certain contractual merchandise purchases with international vendors between the order and payment dates, which generally approximate

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    2 to 6 months. We do not utilize derivative financial instruments for trading or speculative purposes.

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

  (n)
  Share-Based Compensation—We recognized stock-based compensation costs under the requirements of U.S. generally accepted accounting principles as follows:

	Fiscal Years Ended June 30,
	2011	2010	2009
Amortization of stock-based compensation during the period	$1,836	$2,045	$2,630
Amounts capitalized in inventory	(500)	(715)	(1,082)
Amount recognized and charged to cost of goods sold	996	876	1,067

Amounts charged against income for the period before tax	$2,332	$2,206	$2,615

    Consistent with prior years, the fair value of each stock option granted during the fiscal year ended June 30, 2011 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

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

    These factors were as follows:

	Fiscal Years Ended June 30,
	2011	2010	2009
Weighted average risk-free interest rate	1.3 - 2.3%	1.8 - 3.0%	1.6 - 3.4%
Expected life of options (years)	3.1 - 5.4	4.4 - 6.0	4.4 - 6.0
Expected stock volatility	62.5 - 82.2%	64.8 - 75.6%	49.5 - 64.8%
Expected dividend yield	0.0%	0.0%	0.0%
  (o)
  Net Income (Loss) Per Common Share—Basic net income (loss) per common share for the fiscal years ended June 30, 2011, 2010, and 2009, was calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period. Diluted net income (loss) per common share for the fiscal years ended June 30, 2011, 2010, and 2009, was calculated by dividing net income (loss) by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 10.

  (p)
  Recent Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements, and separate disclosures of fair value measurements for purchases, sales, issuances and settlements that use unobservable inputs (Level 3), and more robust disclosure of the valuation techniques and inputs used to measure recurring and nonrecurring fair value measurements (e.g. Level 2 and Level 3 measurements). These more robust disclosures and separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements was effective for us as of December 15, 2009. The separate disclosures of fair value measurements for purchases, sales and settlements that use unobservable inputs (Level 3) is effective beginning with our fiscal year beginning July 1, 2011. However, at this time, the Company does not have any material Level 1, 2 or 3 assets or liabilities that require disclosure for the past or future fiscal years.

    In April 2011, the FASB issued Accounting Standards Update No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Specifically, the amendments clarify the intent around applying existing fair value measurements and disclosure requirements, as well as, those that change a particular principle

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    or requirement for measuring fair value or disclosing information about fair value measurements. These amendments are to be applied prospectively for annual periods beginning after December 15, 2011, and early application is not permitted. Due to the level of immateriality of the Level 1, 2 and 3 assets and liabilities that are addressed with these amendments, the Company does not believe that any of these amendments will have a material effect on its consolidated financial statements.

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

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at:

	June 30,
	2011	2010
Land	$8,504	$8,504
Buildings	43,197	41,526
Furniture and fixtures	88,952	76,089
Equipment	54,782	52,129
Leasehold improvements	14,250	12,055

	209,685	190,303
Less accumulated depreciation	(132,703)	(117,480)

Net property and equipment	$76,982	$72,823

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(3) DEBT

        On December 15, 2008, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $150.0 million which matures on December 15, 2013. On January 28, 2009, we entered into an amendment to increase the amount of the revolver from $150.0 million to $180.0 million. The revolving credit facility may be increased by up to an additional $70.0 million, not to exceed an aggregate total commitment of $250.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a "clean down" provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $45.0 million for 30 consecutive days during the period from December 28 through January 31. On January 29, 2010, we entered into a second amendment to the Revolving Credit Facility to increase the clean down limit to $65.0 million. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, the Company does not have to comply with any financial covenants. Should such an event occur, the Company is required to comply with a consolidated fixed charge coverage ratio of 1:1. As of June 30, 2011, we were in compliance with all required covenants. Interest expense of $3.1 million for fiscal 2011 was due primarily to commitment fees of $1.5 million, the amortization of financing fees of $1.1 million and $0.5 million in interest expense on borrowings.

        At June 30, 2011, we had no outstanding amounts under the Revolving Credit Facility, $8.3 million of outstanding letters of credit and availability of $124.1 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

(4) ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	June 30,
	2011	2010
Sales tax	$2,428	$3,099
Self-insurance reserves	10,771	12,546
Wages & benefits	4,809	8,333
Property taxes	1,361	1,495
Other expenses	9,391	8,844

Total accrued liabilities	$28,760	$34,317

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(5) INCOME TAXES

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Fiscal Year Ended June 30, 2011
Federal	$2,222	$3,090	$5,312
State and local	391	265	656

Total	$2,613	$3,355	$5,968

Fiscal Year Ended June 30, 2010
Federal	$4,621	$701	$5,322
State and local	539	60	599

Total	$5,160	$761	$5,921

Fiscal Year Ended June 30, 2009
Federal	$2,739	$(2,715)	$24
State and local	184	(233)	(49)

Total	$2,923	$(2,948)	$(25)

        A reconciliation of the expected federal income tax expense (benefit) at the statutory income tax rate to the actual tax expense (benefit) follows (based upon a tax rate of 35%):

	Fiscal Year Ended June 30,
	2011	2010	2009
Expected federal income tax expense (benefit)	$5,442	$5,834	$(25)
State income taxes, net of related federal tax benefit	403	441	139
Other, net	123	(354)	(139)

Total tax expense (benefit)	$5,968	$5,921	$(25)

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(5) INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	June 30,
	2011	2010	2009
Deferred tax assets:
Current:
Other payroll and benefits	$845	$884	$797
Inventory reserves	872	458	1,128
Self-insurance reserves	4,093	4,739	4,534
Stock-compensation	4,038	3,358	3,408
Other current liabilities	1,269	273	827
Noncurrent:
Deferred rent	1,221	1,212	1,588

Total gross deferred tax assets	$12,338	$10,924	$12,282

Deferred tax liabilities:
Current:
Inventory costs	$7,584	$7,315	$6,841
Prepaid supplies	3,086	2,685	2,307
Non-current:
Property and equipment	6,518	2,419	3,868

Total gross deferred tax liabilities	17,188	12,419	13,016

Net deferred tax liability	$4,850	$1,495	$734

        We expect the deferred tax assets at June 30, 2011 to be fully recovered and the deferred tax liabilities at June 30, 2011 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowance for deferred tax assets was considered necessary as of June 30, 2011.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(5) INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2008	$1,091
Additions for tax positions of prior years	12
Reductions for tax positions of prior years	(68)

Balance at June 30, 2009	$1,035
Additions for tax positions of prior years	33
Reductions for settlements	(429)

Balance at June 30, 2010	$639
Additions for tax positions of prior years	22

Balance at June 30, 2011	$661

        The balance at June 30, 2011, that, if recognized, would affect the effective tax rate is $661. The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended June 30, 2011, 2010, and 2009, we recognized, net of tax effect $22, $23, and $33, in interest, respectively. We paid interest, net of tax, of $92 and $13 during the fiscal years ended June 30, 2010, and 2009, respectively. No interest was paid in the tax year ended June 30, 2011.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2011.

(6) STOCK-BASED INCENTIVE PLANS

        Stock Option Awards—We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the "1997 Plan"), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the "2004 Plan"), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the "2008 Plan"), which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000 and 2,500,000 shares, respectively, of authorized, but unissued common stock.

        Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant in the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant in the 2008 Plan.

        Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

performance conditions were outstanding as of June 30, 2011. The exercise prices of stock options outstanding on June 30, 2011, range between $0.63 and $35.23, which represents the fair market value of our common stock on the date the options were granted. At June 30, 2011, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. There were 453,731 and 669,372 shares available for grant under the 2004 Plan and the 2008 Plan at June 30, 2011, respectively.

        Following is a summary of transactions relating to the 1997 Plan, 2004 Plan and 2008 Plan options for the fiscal years ended June 30, 2011, 2010, and 2009 (share amounts in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2008 (vested or expected to vest)	2,000	17.66	4.98	—
Granted during year	1,751	2.14
Forfeited or expired during year	(764)	6.73

Options Outstanding at June 30, 2009	2,987	11.37	6.02	2,492
Granted during year	68	4.05
Exercised during the year	(40)	2.02
Forfeited or expired during year	(89)	7.64

Options Outstanding at June 30, 2010	2,926	11.43	5.09	$3,051
Granted during year	512	3.84
Exercised during the year	(46)	1.29
Forfeited or expired during year	(597)	9.39

Options Outstanding at June 30, 2011	2,795	10.68	5.78	$3,943

Exercisable at June 30, 2011	2,000	$13.63	4.64	$2,687

        The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2011, 2010, and 2009, was $2.06, $2.42, and $1.01, respectively. The intrinsic value of vested shares at June 30, 2011 is $2,687.

        There were options to purchase 46,165 and 39,268 shares of our common stock, which were exercised during the fiscal years ended June 30, 2011, and June 30, 2010, respectively. There were no options exercised during the fiscal year ended June 30, 2009. The aggregate intrinsic value of stock options exercised was $60 thousand and $79 thousand during the fiscal years ended June 30, 2011, and 2010, respectively. At June 30, 2011 we had $1,042 thousand of total unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.77 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about stock options outstanding at June 30, 2011 (share amounts in thousands):

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.63 - $0.63	7	7.70	$0.63	3	$0.63
$1.07 - $1.07	600	7.38	1.07	525	1.07
$1.24 - $2.65	403	7.66	1.34	235	1.27
$3.74 - $3.74	467	9.17	3.74	—	—
$4.06 - $20.01	411	4.92	13.00	330	14.67
$20.02 - $20.02	51	4.82	20.02	51	20.02
$20.04 - $35.23	856	2.37	24.00	856	24.00

	2,795	5.78	$10.68	2,000	$13.63

        Restricted Stock Awards—Under the terms of the 1997 Plan, the 2004 Plan, and the 2008 Plan, we may also grant restricted stock to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market price of our common stock at the date of award. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended June 30, 2011, 2010, and 2009, was $4.95, $3.43, and $2.45, respectively. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan and the 2008 Plan, as of June 30, 2011, there were 410,121 shares of restricted stock outstanding with award vesting periods of one to three years and a weighted average fair value of $2.31 per share. Compensation expense related to restricted shares is recognized ratably over the requisite service period. For restricted shares with performance provisions, we estimate whether the performance conditions of the restricted shares are probable to be met for those shares awarded with performance conditions. If in the estimate of management, those performance conditions will not be met, we do not record expenses related to those performance based restricted shares. All restricted shares with performance requirements were forfeited as of June 30, 2011. Expense recorded for all restricted stock awards totaled $1,292, $1,286, and $1,136 for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. At June 30, 2011, we had $532 of total unrecognized stock-based compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 0.83 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(6) STOCK-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about restricted stock awards outstanding at June 30, 2011 (share amounts in thousands):

	Number of Shares (thousands)	Weighted-Average Fair Value at Date of Grant
Outstanding at June 30, 2008	376	$5.00
Granted during year	1,830	2.45
Vested during year	(245)	4.48
Forfeited during year	(810)	3.93

Outstanding at June 30, 2009	1,151	$1.79
Granted during year	197	3.43
Vested during year	(493)	2.20
Forfeited during year	(51)	2.58

Outstanding at June 30, 2010	804	$1.89
Granted during year	156	4.95
Vested during year	(511)	2.49
Forfeited during year	(39)	1.74

Outstanding at June 30, 2011	410	$2.31

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

Fiscal Years Ending June 30,
2012	$61,569
2013	48,314
2014	33,890
2015	20,575
2016	10,707
Thereafter	4,565

Total minimum rental payments	$179,620

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(7) OPERATING LEASES (Continued)

        Rent expense for the fiscal years ended June 30, 2011, 2010, and 2009 was $78,791, $79,184, and $80,144, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant's contribution up to 4% of participant's compensation. We expensed contributions of $1,027, $983, and $972 for the fiscal years ended June 30, 2011, 2010, and 2009.

(9) LEGAL PROCEEDINGS

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court's de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations. Some of these cases have been voluntarily dismissed and there are now approximately 50 separate lawsuits pending. Three of the individual lawsuits have proceeded to trial and Statements of Decision have been issued, but judgments have not yet been entered. The three employees whose cases were already tried were found to be improperly classified as exempt employees. Tuesday Morning plans to appeal these determinations. In any event, Tuesday Morning does not expect these decisions to have a material impact on our financial statements. Several of the other individual cases are scheduled for trial this year.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. No trial date has yet been set in that case and we do not expect this case to have a material impact on our financial statements. In January 2010, an additional plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(9) LEGAL PROCEEDINGS (Continued)

compensation and meal and rest period violations. The case was filed as a limited jurisdiction case and was tried earlier this year. The Judge has issued a Statement of Decision finding that the employee was improperly classified as an exempt employee, but judgment has not yet been entered. Tuesday Morning plans to appeal this determination. In any event, Tuesday Morning does not expect this decision to have a material impact on our financial statements.

        In July 2009, a lawsuit alleging failure to pay overtime compensation was filed in Alabama by a former store manager. The plaintiff sought to certify a class action made up current and former store managers. In fiscal 2010, we filed a request with the court to deny this motion. The court has not ruled, and no trial date has been set. Tuesday Morning will rigorously defend its position at trial, and does not expect these complaints to have a material impact on our financial statements.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The parties are presently conducting discovery. We do not expect this complaint to have a material impact on our financial statements.

        In February 2010, a store manager filed an individual suit against us in Los Angeles Superior Court alleging claims for disability discrimination, harassment, retaliation, failure to accommodate, failure to engage in good faith interactive process, violation of the Family Medical Leave Act/California Family Rights Act, violation of public policy, failure to prevent retaliation, harassment and discrimination, breach of contract, breach of covenant of good faith and fair dealing, and intentional infliction of emotional distress. The case was settled earlier this year with no material impact on our financial statements.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

(10) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands, except per share data)
Net income (loss)	$9,579	$10,748	$(44)
Less: Income to participating securities	130	245	(1)

Net Income (loss) attributable to common shares	$9,449	$10,503	$(43)

Weighted average common shares outstanding—basic	42,493	41,920	41,505
Effect of dilutive stock equivalents	585	563	—

Weighted average commons shares outstanding—dilutive	$43,078	$42,483	$41,505

Net income (loss) per common share—basic	$0.22	$0.25	$—
Net income (loss) per common share—diluted	$0.22	$0.25	$—

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(10) EARNINGS PER COMMON SHARE (Continued)

        Options representing rights to purchase shares of common stock of 1,785,456 at June 30, 2011, 1,839,956 at June 30, 2010 and 1,787,000 at June 30, 2009 were not included in the diluted earnings (loss) per share calculation because the assumed exercise of such options would have been anti-dilutive.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the years ended June 30, 2011 and 2010:

	Quarters Ended(1)
	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011
Net sales	$172,756	$279,312	$174,316	$194,766
Gross profit	66,798	107,179	66,696	72,643
Operating income (loss)	(3,483)	28,370	(5,245)	(1,599)
Net income (loss)	(2,645)	17,261	(3,635)	(1,402)
Basic earnings (loss) per share	$(0.06)	$0.40	$(0.08)	$(0.03)
Diluted earnings (loss) per share	$(0.06)	$0.40	$(0.08)	$(0.03)

	Quarters Ended(1)
	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Net sales	$165,867	$289,615	$172,000	$200,783
Gross profit	63,379	109,463	64,560	76,593
Operating income (loss)	(6,933)	30,168	(6,254)	3,165
Net income (loss)	(4,661)	18,450	(4,336)	1,295
Basic earnings (loss) per share	$(0.11)	$0.43	$(0.10)	$0.03
Diluted earnings (loss) per share	$(0.11)	$0.43	$(0.10)	$0.03

(1)
A significant portion of our revenues and net earnings are realized during the period from October through December.

 EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
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
10.2	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-74365) as filed with the Commission on March 12, 1999)†
10.3
Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement as filed with the Commission on April 19, 2004)†
10.4.1
First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.4.2
Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 8, 2007)†
10.5
Form of Incentive Stock Option Agreement under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan and the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on May 3, 2005)†
10.6	Description of Directors Compensation (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q as filed with the Commission on May 4, 2007)†

Exhibit No.	Description
10.7	Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 6, 2007)†
10.8	Form of Confidentiality Agreement for directors (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.9
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.10
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.11
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.12.1
Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 3, 2008)†
10.12.2
First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.13.1
Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on October 3, 2008)†
10.13.2
First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.14
Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 10, 2008)†
10.15
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on October 10, 2008)
10.16
Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on October 10, 2008)†
10.17	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 19, 2008.)†

Exhibit No.	Description
10.18.1	Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed with the Commission on December 23, 2008)†
10.18.2
Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 30, 2009)
10.18.3
Second Amendment to Credit Agreement, dated January 29, 2010, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 4, 2010)
10.19
Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.20
Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.21
Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.22
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
23.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Management contract or compensatory plan or arrangement