Form 10-Q
period 2011-09-30
TUESDAY MORNING CORP/DE
filed 2011-10-31
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, par value $0.01 per share	42,664,832

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

Readers are referred to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2011 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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

•                                                                                                      inclement weather;

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

•                                                                                                      loss or departure of one or more members of our senior management or other key management personnel;

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

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2011 (unaudited) and June 30, 2011

(In thousands, except for per share data)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,167	$19,400
Inventories	306,236	264,361
Prepaid expenses and other current assets	14,108	13,684
Deferred income taxes	682	447
Total current assets	326,193	297,892

Property and equipment, net	75,373	76,982
Deferred financing costs	2,249	2,504
Other assets	1,811	1,778

Total Assets	$405,626	$379,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,497	$81,047
Accrued liabilities	29,740	28,760
Income taxes payable	26	65
Total current liabilities	129,263	109,872

Revolving credit facility	13,500	—
Deferred rent	3,100	3,198
Deferred income taxes	5,362	5,297
Income tax payable - non current	666	655

Total Liabilities	151,891	119,022

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 43,247,328 shares issued and 42,937,428 outstanding at September 30, 2011 and 43,185,203 shares issued and outstanding at June 30, 2011	432	432
Additional paid-in capital	208,535	208,130
Retained earnings	45,971	51,661
Accumulated other comprehensive loss	(23)	(89)
Less: 309,900 common shares in treasury, at cost, at September 30, 2011	(1,180)	—

Total Stockholders’ Equity	253,735	260,134

Total Liabilities and Stockholders’ Equity	$405,626	$379,156

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended September 30,
	2011	2010
Net sales	$170,653	$172,756
Cost of sales	105,680	105,958
Gross profit	64,973	66,798
Selling, general and administrative expenses	73,471	70,281
Operating loss	(8,498)	(3,483)
Other income (expense):
Interest expense	(797)	(690)
Other income (expense), net	42	(96)
	(755)	(786)
Loss before income taxes	(9,253)	(4,269)
Income tax benefit	(3,563)	(1,624)

Net loss	$(5,690)	$(2,645)

Loss Per Share
Net loss per common share:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)
Weighted average number of common shares:
Basic	42,711	42,220
Diluted	42,711	42,220

Dividends per common share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended September 30,
	2011	2010
Net cash flows from operating activities:
Net loss	$(5,690)	$(2,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,973	4,238
Amortization of financing fees	255	255
Deferred income taxes	(170)	(1,723)
Loss on disposal of assets	118	308
Stock-based compensation	419	418
Other non-cash items	66	(168)
Change in operating assets and liabilities:
Inventories	(41,930)	(67,271)
Prepaid and other assets	(457)	(1,802)
Accounts payable	36,557	51,859
Accrued liabilities	980	(2,362)
Deferred rent	(98)	(102)
Income taxes payable	(28)	(54)
Net cash used in operating activities	(6,005)	(19,049)

Net cash flows from investing activities:
Capital expenditures	(2,482)	(5,388)
Net cash used in investing activities	(2,482)	(5,388)

Net cash flows from financing activities:
Repayments under revolving credit facility	(40,896)	—
Proceeds under revolving credit facility	54,396	4,000
Change in cash overdraft	(18,107)	1,440
Excess tax benefit from the exercise of employee stock options	38	197
Purchases of treasury stock	(1,180)	—
Proceeds from the exercise of stock options	3	5
Net cash provided by (used in) financing activities	(5,746)	5,642
Net decrease in cash and cash equivalents	(14,233)	(18,795)
Cash and cash equivalents, beginning of period	19,400	23,522
Cash and cash equivalents, end of period	$5,167	$4,727

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.         Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the year ended June 30, 2011.  Due to the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire fiscal year.

The balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2011.  We operate our business as a single operating segment.

2.         Stock-based compensation — We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) which allow for the granting of stock-based compensation, including stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for the Company, and its subsidiaries.  All shares available under the 1997 Plan have been granted and the 1997 Plan was terminated pursuant to its terms as of December 29, 2007.  Equity awards may no longer be granted under the 1997 Plan but existing options granted under the plan may still be exercisable.  Equity awards may be subject to forfeiture if certain performance requirements are not met under the 2004 and 2008 Plans.  No performance awards were outstanding as of September 30, 2011.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of September 30, 2011. The exercise prices of stock options outstanding on September 30, 2011 range between $0.63 and $35.23, which represents market value on the grant date. There were 318,731 and 669,372 shares available for grant under the 2004 Plan and the 2008 Plan at September 30, 2011, respectively.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market price at the date of award.  As of September 30, 2011, there were 468,079 shares of restricted stock outstanding with vesting periods of one to three years and a weighted average grant date fair value of $2.45 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Total cost of stock-based compensation during the period	$364	$415
Amounts capitalized in ending inventory	(166)	(171)
Amounts recognized in expense previously capitalized	221	174

Amounts charged against income for the period before tax	$419	$418

3.       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133),

“Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarters ended September 30, 2011 and 2010 was $5.6 million and $2.9 million, respectively.

4.        Commitments and Contingencies — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.  Some of these cases have been voluntarily dismissed and there are now approximately 50 separate lawsuits pending.  Three of the individual lawsuits proceeded to trial and judgments against Tuesday Morning have been entered.  We have filed Notices of Appeal in these cases.  We do not expect these decisions to have a material impact on our results of operations or financial position.  Several of the other individual cases are scheduled for trial this year.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act.  No trial date has yet been set in that case and we do not expect this case to have a material impact on our financial statements.  In January 2010, an additional plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations.  The case was filed as a limited jurisdiction case but was converted to an unlimited jurisdiction case and was tried earlier this year.  Judgment has been entered against Tuesday Morning and we have filed a Notice of Appeal.  We do not expect this decision to have a material impact on our results of operations or financial position.

In July 2009, a lawsuit alleging failure to pay overtime compensation was filed in Alabama by a former store manager.  The plaintiff sought to certify a class action made up of current and former store managers.   In fiscal 2010, we filed a request with the court to deny this motion.  The court has not ruled, and no trial date has been set.  We will rigorously defend its position at trial, and does not expect these complaints to have a material impact on our results of operations or financial position.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The putative class action has now been limited to Senior Sales Associates in California during the class period. The parties are presently conducting discovery.  We do not expect this complaint to have a material impact on our results of operations or financial position.

We intend to vigorously defend all pending actions.  We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.      Loss per common share - The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,
(in thousands, except for per share data)	2011	2010
Net loss	$(5,690)	$(2,645)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(5,690)	$(2,645)
Weighted average number of common shares outstanding - basic	42,711	42,220
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding - dilutive	42,711	42,220
Net loss per common share - basic	$(0.13)	$(0.06)
Net loss per common share - diluted	$(0.13)	$(0.06)

Options representing rights to purchase 1,842,635 shares and 1,663,055 shares of common stock of at September 30, 2011 and September 30, 2010, respectively, were not included in the diluted loss per share calculation because the assumed exercise of such options would have been anti-dilutive.

6.         Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million which matures on December 15, 2013. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $65.0 million for 30 consecutive days during the period from December 28 through January 31. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility or an event of default exists, we do not have to comply with any financial covenants. Should such an event occur, we are required to comply with a consolidated fixed charge coverage ratio of 1.0:1.0. As of September 30, 2011, we were in compliance with all required covenants.  Interest expense of $0.8 million for the quarter ended September 30, 2011 was due primarily to commitment fees of $0.4 million, interest expense of $0.1 million, and the amortization of financing fees of $0.3 million.

At September 30, 2011, we had $13.5 million outstanding under the Revolving Credit Facility, $8.3 million of outstanding letters of credit and availability of $151.5 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only material financial instrument we carry is our Revolving Credit Facility.  We believe our debt, as recorded, approximates fair value as the interest rates are variable based on current market rates.

7.       Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 1999. The Internal Revenue Service has concluded an examination of the Company for all tax years ended on or before June 30, 2007.  The effective tax rates for the quarters ended September 30, 2011 and September 30, 2010 were 38.5% and 38.0%, respectively.  The effective tax rate was higher in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to an increase in expected permanent tax differences for fiscal 2012.

8.         Cash and Cash Equivalents — Credit card receivables of $4.2 million and $3.6 million at September 30, 2011 and June 30, 2011, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

9.        Recent Accounting Pronouncements - In June 2011, an accounting standard update was issued that eliminates the option to present the components of other comprehensive income in the statement of equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This update does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This accounting standard update is effective January 1, 2012 and will be applied retrospectively.  This update will not have an impact on our financial condition, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction

We operated 853 discount retail stores in 43 states as of September 30, 2011. We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores have periodic “sales events” that occur in each month except January and July. As we conduct physical inventories at all of our stores, we are normally closed for up to one week during the months of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the first quarter of fiscal 2012 were 5.0% of sales versus 4.4% of sales for the same period last year.  We believe this strategy has contributed and will continue to contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone.  This strategy is designed to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2011 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2012 of $1.5 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we achieve.

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

Net sales for the first quarter of fiscal 2012 were approximately $170.7 million, a decrease of 1.2% compared to the same period last year. Comparable store sales for the quarter ended September 30, 2011, decreased by 4.1% compared to the same period last year which was primarily due to a 5.2% decrease in traffic offset by a 1.1% increase in average ticket.  Net loss for the quarter was $5.7 million and loss per share was $0.13.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened six new stores and closed 14 existing stores during the first quarter of fiscal 2012. In addition, we relocated 10 existing stores during the first quarter of fiscal 2012.

Store Openings/Closings

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Fiscal Year Ended June 30, 2011
Stores open at beginning of period	861	852	852
Stores opened during the period	6	4	44
Stores closed during the period	(14)	(16)	(35)
Stores opened at end of period	853	840	861

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

	Three Months Ended September 30,
	2011	2010
Net Sales	100.0%	100.0%
Cost of Sales	61.9	61.3
Gross Profit	38.1	38.7
Selling, general and administrative expenses	43.1	40.7
Operating loss	(5.0)	(2.0)
Net interest expense and other expense	(0.4)	(0.5)
Loss before income taxes	(5.4)	(2.5)
Income tax benefit	(2.1)	(1.0)

Net loss	(3.3)%	(1.5)%

Three Months Ended September 30, 2011

Compared to the Three Months Ended September 30, 2010

During the first quarter of fiscal 2012, net sales decreased to $170.7 million from $172.8 million, a decrease of $2.1 million, or 1.2%, compared to the quarter ended September 30, 2010.  The decrease in first quarter sales was primarily due to a 4.1% decrease in comparable store sales. The decrease in comparable sales for the first quarter of fiscal 2012 was comprised of a 5.2% decrease in traffic offset by a 1.1% increase in average ticket.

Gross profit decreased $1.8 million, or 2.7%, to $65.0 million for the first quarter ended September 30, 2011 compared to $66.8 million for the same quarter last year.  As a percentage of net sales, gross profit decreased to 38.1% for the quarter ended September 30, 2011 compared to 38.7% for the same period in fiscal 2011.  While merchandise margins increased due to carefully managed product mix, a decline of 0.6% in gross profit percentage in the first quarter ended September 30, 2011 was primarily the result of an increased rate of markdowns and increased freight costs compared to the same period last year.

Selling, general and administrative expenses increased $3.2 million, or 4.6%, to $73.5 million for the first quarter of fiscal 2012 from $70.3 million for the same quarter last year.  As a percentage of net sales, selling, general and administrative expenses increased by 2.4% to 43.1% in the first quarter of fiscal 2012 from 40.7% in the same quarter last year.  On a per store basis, selling, general and administrative expenses were up 3.0% year over year.  In addition to the deleveraging of expense on lower sales volume, rent was higher due to the expansion of square footage in newer stores along with higher air conditioning repairs and utility expenses resulting from hot weather conditions.  Advertising expense was up slightly year over year.

The income tax benefit for the quarter ended September 30, 2011 was $3.6 million compared to $1.6 million for the same period last year.  The effective tax rates for the quarters ended September 30, 2011 and September 30, 2010 were 38.5% and 38.0%, respectively.  The effective tax rate was higher in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to an increase in expected permanent tax differences for fiscal 2012.

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

Net cash used in operating activities for the three months ended September 30, 2011 and 2010 was $6.0 million and $19.0 million, respectively. The $6.0 million of cash used in operating activities for the three months ended September 30, 2011 was primarily due to the result of an increase in inventory of $41.9 million largely offset by an increase in accounts payable of $36.6 million and net loss, excluding depreciation and amortization of $1.5 million. The increase in inventory was due to increase in purchases in preparation for the holiday selling season and the timing of payments to vendors.  There were no significant changes to our vendor payment policy during this time.

Capital expenditures are principally associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $2.5 million and $5.4 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease in capital expenditures was primarily related to merchandise systems implementations in fiscal 2011 that did not recur in fiscal 2012.  We expect to spend approximately $12.5 million for additional capital expenditures during the remainder of fiscal 2012, which will primarily include systems improvements, the opening of new stores, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.  The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the three-month period ended September 30, 2011, 309,900 shares were repurchased under the Repurchase Program at an average cost of $3.78 per share and for a total cost (excluding commissions) of approximately $1.2 million.  All of such shares were purchased by the Company in open-market transactions.

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million which matures on December 15, 2013. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The revolving credit facility contains, among other things, a “clean down” provision requirement that the sum of the aggregate principal amount of the outstanding loans and undrawn letters of credit may not exceed $65.0 million for 30 consecutive days during the period from December 28 through January 31. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the revolving credit facility or an event of default exists, we do not have to comply with any financial covenants. Should such an event occur, we are required to comply with a consolidated fixed charge coverage ratio of 1.0:1.0. As of September 30, 2011, we were in compliance with all required covenants.  Interest expense of $0.8 million for the quarter ended September 30, 2011 was due primarily to commitment fees of $0.4 million, interest expense of $0.1 million, and the amortization of financing fees of $0.3 million.

At September 30, 2011, we had $13.5 million outstanding under the Revolving Credit Facility, $8.3 million of outstanding letters of credit and availability of $151.5 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.75% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

Recent Accounting Pronouncements

In June 2011, an accounting standard update was issued that eliminates the option to present the components of other comprehensive income in the statement of equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This update does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This accounting standard update is effective January 1, 2012 and will be applied retrospectively.  This update will not have an impact on our financial condition, results of operations and cash flows.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of September 30, 2011, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2011.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2011 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.  Some of these cases have been voluntarily dismissed and there are now approximately 50 separate lawsuits pending.  Three of the individual lawsuits proceeded to trial and judgments against Tuesday Morning have been entered.  We have filed Notices of Appeal in these cases.  We do not expect these decisions to have a material impact on our results of operations or financial position.  Several of the other individual cases are scheduled for trial this year.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act.  No trial date has yet been set in that case and we do not expect this case to have a material impact on our financial statements.  In January 2010, an additional plaintiff filed suit against us in Orange County Superior Court alleging claims for overtime compensation and meal and rest period violations.  The case was filed as a limited jurisdiction case but was converted to an unlimited jurisdiction case and was tried earlier this year.  Judgment has been entered against Tuesday Morning and we have filed a Notice of Appeal.  We do not expect this decision to have a material impact on our results of operations or financial position.

In July 2009, a lawsuit alleging failure to pay overtime compensation was filed in Alabama by a former store manager.  The plaintiff sought to certify a class action made up of current and former store managers.   In fiscal 2010, we filed a request with the court to deny this motion.  The court has not ruled, and no trial date has been set.  We will rigorously defend its position at trial, and does not expect these complaints to have a material impact on our results of operations or financial position.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The putative class action has now been limited to Senior Sales Associates in California during the class period. The parties are presently conducting discovery.  We do not expect this complaint to have a material impact on our results of operations or financial position.

We intend to vigorously defend all pending actions.  We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended September 30, 2011 are listed in the following table:

Period	Total Number of Sales Repurchased	Average Price Paid per Share (excluding commissions)(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (excluding commissions)(2)
July 1 through July 31	—	$—	—	$—
August 1 through August 31	64,900	$3.85	64,900	$4,750,135
September 1 through September 30	245,000	$3.79	245,000	$3,828,578
Total	309,900	$3.78	309,900	$3,828,578

(1)              Excludes commissions.

(2)              On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. As of September 30, 2011, 309,900 shares have been repurchased under the Repurchase Program and all such shares were purchased by the Company in open-market transactions.

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

3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** These exhibits are furnished herewith.  In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under theses sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 31, 2011	By:	/s/ STEPHANIE BOWMAN
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** These exhibits are furnished herewith.  In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under theses sections.