Form 10-Q
period 2012-03-31
TUESDAY MORNING CORP/DE
filed 2012-04-30
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2012
Common Stock, par value $0.01 per share	41,831,418

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2012 and June 30, 2011

(In thousands, except for per share data)

	March 31, 2012 (unaudited)	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,984	$19,400
Inventories	261,722	264,361
Prepaid expenses and other current assets	11,113	13,684
Deferred income taxes	79	447
Total current assets	311,898	297,892

Property and equipment, net	75,093	76,982
Deferred financing costs	2,752	2,504
Other assets	1,636	1,778

Total Assets	$391,379	$379,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,580	$81,047
Accrued liabilities	29,017	28,760
Income taxes payable	366	65
Total current liabilities	120,963	109,872

Revolving credit facility	—	—
Deferred rent	3,339	3,198
Deferred income taxes	4,943	5,297
Income tax payable - non current	575	655

Total Liabilities	129,820	119,022

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 43,524,496 shares issued and 41,867,402 outstanding at March 31, 2012 and 43,185,203 shares issued and outstanding at June 30, 2011	435	432
Additional paid-in capital	209,443	208,130
Retained earnings	57,582	51,661
Accumulated other comprehensive loss	(37)	(89)
Less: 1,657,094 common shares in treasury, at cost, at March 31, 2012	(5,864)	—

Total Stockholders’ Equity	261,559	260,134

Total Liabilities and Stockholders’ Equity	$391,379	$379,156

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	$172,699	$174,316	$616,406	$626,384
Cost of sales	107,135	107,620	381,054	385,711
Gross profit	65,564	66,696	235,352	240,673
Selling, general and administrative expenses	71,661	71,941	224,463	221,031
Operating income (loss)	(6,097)	(5,245)	10,889	19,642
Other income (expense):
Interest income	—	—	—	2
Interest expense	(395)	(791)	(1,842)	(2,313)
Other income (expense), net	(13)	89	136	476
	(408)	(702)	(1,706)	(1,835)
Income (loss) before income taxes	(6,505)	(5,947)	9,183	17,807
Income tax expense (benefit)	(2,260)	(2,312)	3,262	6,826

Net income (loss)	$(4,245)	$(3,635)	$5,921	$10,981

Earnings (Loss) Per Share
Net income (loss) per common share:
Basic	$(0.10)	$(0.08)	$0.14	$0.26
Diluted	$(0.10)	$(0.08)	$0.14	$0.25
Weighted average number of common shares:
Basic	41,622	42,660	42,156	42,419
Diluted	41,622	42,660	42,702	43,004

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2012	2011
Net cash flows from operating activities:
Net income	$5,921	$10,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,061	12,327
Amortization of financing fees	611	764
Deferred income taxes	14	412
Loss on disposal of assets	375	194
Stock-based compensation	1,472	1,305
Other non-cash items	53	(246)
Change in operating assets and liabilities:
Inventories	2,238	(46,848)
Prepaid and other assets	2,713	(296)
Accounts payable	25,144	13,978
Accrued liabilities	112	(4,143)
Deferred rent	141	(29)
Income taxes payable	221	284
Net cash provided by (used in) operating activities	50,076	(11,317)

Net cash flows from investing activities:
Proceeds from sale of assets	—	50
Capital expenditures	(9,548)	(17,034)
Net cash used in investing activities	(9,548)	(16,984)

Net cash flows from financing activities:
Repayments under revolving credit facility	(92,338)	(89,380)
Proceeds under revolving credit facility	92,338	103,180
Change in cash overdraft	(14,466)	(3,269)
Excess tax benefit from the exercise of employee stock options	217	557
Payments of debt financing costs	(859)	—
Purchases of treasury stock	(5,864)	—
Proceeds from the exercise of stock options	28	49
Net cash provided by (used in) financing activities	(20,944)	11,137
Change in cash and cash equivalents	19,584	(17,164)
Cash and cash equivalents, beginning of period	19,400	23,522
Cash and cash equivalents, end of period	$38,984	$6,358

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

Performance Shares and Performance Units.  As of March 31, 2012, there were 160,000 performance shares and 160,000 performance units outstanding with a weighted average grant date value of $3.56 per share under the 2008 Plan.  Each performance share represents a contingent right to receive one share of common stock and each performance unit represents a contingent right to receive $8.00 in cash.  As such, performance units are accounted for as a liability award.  The performance shares and performance units vest in one-third tranches over a three year period, subject to the Company’s achievement of a performance target during an applicable performance period.  Any unvested performance shares and performance units at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods.  Any performance share and performance units that are unvested as of the close of business on October 31, 2015 will lapse and be forfeited as of such time. As of March 31, 2012, there was no intrinsic value for the performance units or the performance shares.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of three to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of March 31, 2012. The exercise prices of stock options outstanding on March 31, 2012 range between $0.63 and $35.23, which represents market value on the grant date. There were 340,312 and 234,372 shares available for grant under the 2004 Plan and the 2008 Plan, respectively, at March 31, 2012.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market price at the date of award.  As of March 31, 2012, there were 221,748 shares of restricted stock outstanding with vesting periods of one to three years and a weighted average grant date fair value of $3.81 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Total cost of stock-based compensation during the period	$337	$1,071
Amounts capitalized in ending inventory	(162)	(498)
Amounts recognized in expense previously capitalized	304	899

Amounts charged against income for the period before tax	$479	$1,472

3.             Comprehensive Income or Loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were immaterial for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarters ended March 31, 2012 and 2011 was $4.2 million and $3.9 million, respectively, while comprehensive income for the nine month periods ended March 31, 2012 and 2011 was $6.0 million and $10.7 million, respectively.

4.             Commitments and Contingencies — During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 81 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.  Some of these cases have been voluntarily dismissed and others have been settled.  There are now approximately 43 separate lawsuits pending.  Eleven of the individual lawsuits have been tried.  We won six of these cases, are awaiting a decision in one case and judgments have been entered against us in four cases.  In these four cases we have filed Notices of Appeal.  We do not expect these decisions to have a material impact on our results of operations or financial position.  Several of the other individual cases are scheduled for trial this year.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the plaintiffs abandoned their class action claim and elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act.  The Court has scheduled the matter for trial in May 2012 and it is unclear at this time whether such trial will involve one or all plaintiffs.  We do not expect this case to have a material impact on our results of operations or financial position.

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

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The putative class action has now been limited to Senior Sales Associates in California during the class period. The plaintiffs have filed a motion for class certification.  We do not expect this complaint to have a material impact on our results of operations or financial position.

We intend to vigorously defend all pending actions.  We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

5.                                      Earnings (loss) per common share — The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2012	2011	2012	2011
Net income (loss)	$(4,245)	$(3,635)	$5,921	$10,981
Less: Income to participating securities	—	—	(48)	(164)
Income (loss) available to common shares	$(4,245)	$(3,635)	$5,873	$10,817
Weighted average common shares outstanding - basic	41,622	42,660	42,156	42,419
Effect of diluted stock equivalents	—	—	546	585
Weighted average common shares outstanding - diluted	41,622	42,660	42,702	43,004
Net income (loss) per common share - basic	$(0.10)	$(0.08)	$0.14	$0.26
Net income (loss) per common share - diluted	$(0.10)	$(0.08)	$0.14	$0.25

For the quarters ended March 31, 2012 and 2011, 1,863,435 and 1,797,612 options, respectively, were excluded because their inclusion would have been anti-dilutive.  For the nine months ended March 31, 2012 and 2011, 1,842,594 and 1,775,450 options, respectively, were excluded because their inclusion would have been anti-dilutive.  Additionally, 221,748 and 391,038 restricted shares were outstanding at March 31, 2012 and 2011, respectively.

6.                                      Revolving Credit Facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of March 31, 2012, we were in compliance with all required covenants.  Interest expense of $0.4 million for the quarter ended March 31, 2012 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

At March 31, 2012, we had no outstanding amounts under the Revolving Credit Facility, $8.3 million of outstanding letters of credit and availability of $120.9 million under the Revolving Credit Facility subject to minimum availability requirements as discussed above. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

7.                                      Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007. The Internal Revenue Service has concluded an examination of the Company for all tax years ended on or before June 30, 2009.  The effective tax rates for the quarters and nine months ended March 31, 2012 and March 31, 2011 were 34.7% and 35.5% compared to 38.9% and 38.3%, respectively.  The effective tax rate was lower in the quarter and nine months ended March 31, 2012 as compared to the quarter and nine months ended March 31, 2011 due to an increase in tax credits for fiscal 2012.

8.                                      Cash and Cash Equivalents — Credit card receivables of $6.4 million and $3.6 million at March 31, 2012 and June 30, 2011, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

9.                                      Recent Accounting Pronouncements — In June 2011, an accounting standard update was issued that eliminates the option to present the components of other comprehensive income in the statement of equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This update does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This accounting standard update is not effective for the Company until July 1, 2012, and will be applied retrospectively.  This update will not have an impact on our financial condition, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements, and separate disclosures of fair value measurements for purchases, sales, issuances and settlements that use unobservable inputs (Level 3), and more robust disclosure of the valuation techniques and inputs used to measure recurring and nonrecurring fair value measurements (e.g., Level 2 and Level 3 measurements). These more robust disclosures and separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements was effective for us as of December 15, 2009. The separate disclosures of fair value measurements for purchases, sales and settlements that use unobservable inputs (Level 3) was effective beginning with our fiscal year beginning July 1, 2011. However, at this time, the Company does not have any material Level 1, 2 or 3 assets or liabilities that require disclosure.

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

Introduction

We operated 852 discount retail stores in 43 states as of March 31, 2012. We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores have periodic “sales events” that occur in each month except January and July. As we conduct physical inventories at all of our stores, we are normally closed for up to one week during the months of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

We also continue to closely monitor and control our markdowns of inventory to avoid marking down items that continue to sell through at reasonable rates.  Markdowns during the third quarter of fiscal 2012 were 4.9% of sales versus 4.8% of sales for the same period last year.  We believe this strategy has contributed and will continue to contribute to overall margin by focusing our markdowns on inventory that is truly slow moving and not marking down items on the basis of age in inventory alone.  This strategy is designed to exclude markdowns on opportunistic buys which are too large for us to sell through in one year.  However, if our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at March 31, 2012 would result in a decline in gross profit and loss per share for the third quarter of fiscal 2012 of $1.3 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we achieve.

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

Net sales for the third quarter of fiscal 2012 were approximately $172.7 million, a decrease of 0.9% compared to the same period last year. Comparable store sales for the quarter ended March 31, 2012, decreased by 3.2% compared to the same period last year which was primarily due to a 1.8% decrease in traffic and a 1.4% decrease in average ticket.  Net loss for the quarter was $4.2 million and loss per share was $0.10.

We continue to remain focused on our long-term growth and profitability. The home furnishings and high end decorative sectors of the U.S. economy continue to be challenged by the highly competitive promotional environment and weakness in the housing and debt markets.

We opened five new stores and closed 14 existing stores during the third quarter of fiscal 2012. In addition, we relocated 14 existing stores during the third quarter of fiscal 2012.

Store Openings/Closings

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	Fiscal Year Ended June 30, 2011
Stores open at beginning of period	861	852	852
Stores opened during the period	20	21	44
Stores closed during the period	(29)	(33)	(35)
Stores opened at end of period	852	840	861

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.0	61.7	61.8	61.6
Gross profit	38.0	38.3	38.2	38.4
Selling, general and administrative expense	41.5	41.3	36.4	35.3
Operating income (loss)	(3.5)	(3.0)	1.8	3.1
Net interest and other income (expense)	(0.3)	(0.4)	(0.3)	(0.3)
Income (loss) before income taxes	(3.8)	(3.4)	1.5	2.8
Income tax expense (benefit)	(1.3)	(1.3)	0.5	1.0

Net income (loss)	(2.5)%	(2.1)%	1.0%	1.8%

Three Months Ended March 31, 2012

Compared to the Three Months Ended March 31, 2011

During the third quarter of fiscal 2012, net sales decreased to $172.7 million from $174.3 million, a decrease of $1.6 million, or 0.9%, compared to the quarter ended March 31, 2011.  The decrease in third quarter sales was primarily due to a 3.2% decrease in comparable store sales. The decrease in comparable sales for the third quarter of fiscal 2012 was comprised of a 1.8% decrease in traffic and a 1.4% decrease in average ticket, partially offset by new store sales.

Gross profit decreased $1.1 million, or 1.6%, to $65.6 million for the third quarter ended March 31, 2012 compared to $66.7 million for the same quarter last year.  The decrease in gross profit dollars was primarily attributable to lower sales volume of $1.6 million.

As a percentage of net sales, gross profit was 38.0% for the quarter ended March 31, 2012 compared to 38.3% for the same quarter in fiscal 2011, due to a minor shift in product mix and slightly higher markdowns in fiscal 2012 compared to 2011.

Selling, general and administrative expenses decreased $0.2 million, or 0.3%, to $71.7 million for the third quarter of fiscal 2012 from $71.9 million for the same quarter last year.  As a percentage of net sales, selling, general and administrative expenses increased by 0.2% to 41.5% in the third quarter of fiscal 2012 from 41.3% in the same quarter last year, primarily due to lower sales volume.  On a per store basis, selling, general and administrative expenses decreased 1.8% year over year.

The income tax benefit for the quarters ended March 31, 2012 and 2011 was $2.3 million.  The effective tax rates for the quarters ended March 31, 2012 and March 31, 2011 were 34.7% and 38.9%, respectively.  The effective tax rate was lower in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to an increase in tax credits for fiscal 2012.

Nine Months Ended March 31, 2012

Compared to the Nine Months Ended March 31, 2011

During the nine months ended March 31, 2012, net sales decreased to $616.4 million from $626.4 million, a decrease of $10.0 million, or 1.6%, compared to the nine months ended March 31, 2011.  The decrease was primarily due to a 4.1% decrease in comparable store sales. The decrease in comparable sales for the first nine months of fiscal 2012 was comprised of a 3.5% decrease in traffic and a 0.6% decrease in average ticket, partially offset by new store sales.

Gross profit decreased $5.3 million, or 2.2%, to $235.4 million for the nine months ended March 31, 2012 as compared to $240.7 million for the same nine month period last year.  The decrease in gross profit dollars was primarily due to lower net sales.  In the nine month period ended March 31, 2012, our gross profit percentage decreased to 38.2% from 38.4% for the same period last year. This decrease of 0.2% in gross profit percentage was primarily due to slightly higher markdowns and freight costs offset by somewhat higher product margins.

Selling, general and administrative expenses during the nine months ended March 31, 2012 increased $3.5 million, or 1.6%, to $224.5 million from $221.0 million for the nine months ended March 31, 2011.   As a percentage of net sales, selling, general and administrative expenses increased 1.1% to 36.4% in the first nine months of fiscal 2012 from 35.3% in the same period last year.   The increase was primarily due to the loss of expense leverage on lower sales volume in addition to higher rent expense from having more stores this year.  An increase in square footage in certain new and relocated stores during the trailing 12 months also contributed to the higher rent expense.  On a per store basis, selling, general and administrative expenses remained flat year over year.

The income tax expense for the nine month periods ended March 31, 2012 and 2011 was $3.3 million and $6.8 million, respectively, reflecting an effective tax rate of 35.5% and 38.3%, respectively.  The effective tax rate was lower in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 due to an increase tax credits for fiscal year 2012.

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

Net cash provided by operating activities for the nine months ended March 31, 2012 was $50.1 million whereas net cash used in operating activities for the nine months ended March 31, 2011 was $11.3 million. The $50.1 million of cash provided by operating activities for the nine months ended March 31, 2012 was primarily due to a decrease in inventory of $2.2 million, a decrease in prepaid assets of $2.5 million, an increase in accounts payable of $25.1 million, and net income, excluding depreciation and amortization of $17.6 million. There were no significant changes to our vendor payment policy during this time.

Capital expenditures are primarily associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $9.5 million and $17.0 million for the nine months ended March 31, 2012 and 2011, respectively.  The decrease in capital expenditures was primarily related to merchandise systems implementations that occurred during fiscal 2011 that did not reoccur in fiscal 2012.  We expect to spend approximately $5.5 million for additional capital expenditures during the remainder of fiscal 2012, which will primarily include systems improvements, the opening of new stores, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.  The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the nine-month period ended March 31, 2012, 1,657,094 shares were repurchased under the Repurchase Program at an average cost of $3.51 per share and for a total cost (excluding commissions) of approximately $5.9 million.  All such shares were purchased by the Company in open-market transactions.

We have a credit agreement providing for an asset-based, five-year senior secured Revolving Credit Facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of March 31, 2012, we were in compliance with all required covenants.  Interest expense of $0.4 million for the quarter ended March 31, 2012 was due primarily to commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million.

At March 31, 2012, we had no outstanding amounts under the Revolving Credit Facility, $8.3 million of outstanding letters of credit and availability of $120.9 million under the Revolving Credit Facility subject to minimum availability requirements as discussed above. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

Recent Accounting Pronouncements

In June 2011, an accounting standard update was issued that eliminates the option to present the components of other comprehensive income in the statement of equity and requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  This update does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  This accounting standard update is not effective for the Company until July 1, 2012 and will be applied retrospectively.  This update will not have an impact on our financial condition, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements, and separate disclosures of fair value measurements for purchases, sales, issuances and settlements that use unobservable inputs (Level 3), and more robust disclosure of the valuation techniques and inputs used to measure recurring and nonrecurring fair value measurements (e.g., Level 2 and Level 3 measurements). These more robust disclosures and separate disclosure of significant transfers of assets or liabilities between Level 1 and Level 2 fair value measurements was effective for us as of December 15, 2009. The separate disclosures of fair value measurements for purchases, sales and settlements that use unobservable inputs (Level 3) was effective beginning with our fiscal year beginning July 1, 2011. However, at this time, the Company does not have any material Level 1, 2 or 3 assets or liabilities that require disclosure.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2012, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2011.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2012  to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney’s fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court’s de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 81 individual plaintiffs initially chose to pursue their claims individually and have filed separate lawsuits against us alleging overtime violations.  Some of these cases have been voluntarily dismissed and others have been settled.  There are now approximately 43 separate lawsuits pending.  Eleven of the individual lawsuits have been tried.  We won six of these cases, are awaiting a decision in one case and judgments have been entered against us in four cases.  In these four cases we have filed Notices of Appeal.  We do not expect these decisions to have a material impact on our results of operations or financial position.  Several of the other individual cases are scheduled for trial this year.

A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the plaintiffs abandoned their class action claim and elected to pursue their individual claims as well as claims under California’s Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California’s Private Attorney General Act.  The Court has scheduled the matter for trial in May 2012 and it is unclear at this time whether such trial will involve one or all plaintiffs.  We do not expect this case to have a material impact on our results of operations or financial position.

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

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The putative class action has now been limited to Senior Sales Associates in California during the class period. The plaintiffs have filed a motion for class certification.  We do not expect this complaint to have a material impact on our results of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended March 31, 2012 are listed in the following table:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
January 1 through January 31	257,372	$3.33	257,372	$4,851,375
February 1 through February 29	87,814	$3.57	84,814	$4,534,892
March 1 through March 31	113,125	$3.50	113,125	$4,135,667
Total	458,311	$3.42	455,311	$4,135,667

(1)             Includes shares of Common Stock withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

(2)             Excludes commissions.

(3)             On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. As of March 31, 2012, a total of 1,657,094 shares had been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $5.9 million, of which 1,598,599 shares were purchased by the Company in open-market transactions and 58,495 shares were withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

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

10.1

Form of Performance Unit Award Agreements under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.2

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.3

Second Amendment to Amended and Restated Employee Agreement, dated February 16, 2012, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.4

Second Amendment to Employment Agreement, dated February 16, 2012, by and between the Company and Michael Marchetti (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: April 30, 2012	By:	/s/ STEPHANIE BOWMAN
Stephanie Bowman, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

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

10.1

Form of Performance Unit Award Agreements under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.2

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.3

Second Amendment to Amended and Restated Employee Agreement, dated February 16, 2012, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.4

Second Amendment to Employment Agreement, dated February 16, 2012, by and between the Company and Michael Marchetti (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

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