Form 10-Q/A
period 2012-03-31
TUESDAY MORNING CORP/DE
filed 2012-05-01
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Tuesday Morning Corporation’s (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on April 30, 2012 (the “Original Filing”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101.  The Interactive Data Files were inadvertently furnished as Exhibit 100 in the Original Filing due to an error by the Company’s filing agent.

No other changes have been made to the Original Filing.  This Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing, and does not modify or update in any way disclosures made in the Original Filing.

Item 6.  Exhibits

Exhibit Number	Description

3.1.1***

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2***

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3***

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q as filed with the Commission on May 2, 2005)

3.2***	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)

10.1***

Form of Performance Unit Award Agreements under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.2***

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.3***

Second Amendment to Amended and Restated Employee Agreement, dated February 16, 2012, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.4***

Second Amendment to Employment Agreement, dated February 16, 2012, by and between the Company and Michael Marchetti (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

31.1***	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2***	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

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

*** Exhibits were filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on April 30, 2012 to which this Form 10-Q/A relates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: May 1, 2012	By:	/s/ STEPHANIE BOWMAN
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1.1***

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2***

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3***

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q as filed with the Commission on May 2, 2005)

3.2***	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)

10.1***

Form of Performance Unit Award Agreements under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.2***

Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.3***

Second Amendment to Amended and Restated Employee Agreement, dated February 16, 2012, by and between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

10.4***

Second Amendment to Employment Agreement, dated February 16, 2012, by and between the Company and Michael Marchetti (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on February 17, 2012).

31.1***	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2***	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

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

*** Exhibits were filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on April 30, 2012 to which this Form 10-Q/A relates.