Form 10-K
period 2012-06-30
TUESDAY MORNING CORP/DE
filed 2012-08-30
CIK 878726

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at December 31, 2011 was approximately $141,935,836 based upon the closing sale price on the Nasdaq Global Select Market Inc. reported for such date.

        As of the close of business on August 27, 2012, there were 41,736,680 outstanding shares of the registrant's common stock.

Documents Incorporated By Reference:

        Portions of the Registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10-K.

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

        The terms "Tuesday Morning," "the Company," "we," "us," and "our" as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

 PART I

Item 1.    Business

Overview

        We are a leading closeout retailer of upscale decorative home accessories, housewares, and famous-maker gifts in the United States. We opened our first store in 1974 and operated 852 stores in 43 states as of June 30, 2012. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July, which historically have been weaker months for retailers. Our stores are normally closed for up to five days during the months of January and July as we conduct physical inventories at all of our stores. We purchase first quality, brand name merchandise at closeout pricing and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

        We believe that our customers are attracted to our stores not by location, but by our advertising and direct or electronic mail programs that emphasize the limited quantities of first quality, brand name merchandise which we offer at attractive prices. This has allowed us to open our stores in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are generally able to obtain favorable lease terms because of our flexibility in site selection and our no-frills format, which allow us to use a wide variety of space configurations. Additionally, we offer selected items for sale at our retail website at www.tuesdaymorning.com.

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

  •
  Strong Sourcing Capabilities and Purchasing Flexibility.    We have developed strong sourcing capabilities that allow us to gain favorable access to first quality, brand name merchandise at attractive prices. In many cases, we believe we are the retailer of choice to liquidate inventory due to our ability to make purchasing decisions quickly without disrupting the manufacturers' traditional distribution channels or compromising their brand image. Our flexible purchasing strategy allows us to pursue new products and merchandise categories from vendors as opportunities arise. We employ an experienced buying team with an average of over 26 years of retail experience per buyer. Our buyers and our reputation as a preferred, reliable closeout retailer have enabled us to establish long-term relationships with a diverse group of top-of-the-line vendors. We believe we will continue to obtain sufficient merchandise to accommodate our existing store base and planned future growth.

  •
  Loyal Customer Base of Brand Savvy and Value-Conscious Consumers.    We have a loyal customer base consisting primarily of women ranging in age from 35 to 65 from middle and upper-income households with a median annual family income of approximately $70,000. In addition to making purchase decisions based on brand names and product quality, our customers are also value-conscious. We believe our value-based pricing, which enables our customers to realize significant savings of up to 50% to 80% over competing department store retail prices, has resulted in both strong customer loyalty and satisfaction. We have developed and currently maintain a proprietary mailing and email list consisting of over 9.0 million customers. These customers have visited our stores and /or our e-commerce site and requested postal and/or electronic mailings to alert them of upcoming sales events, including the brand name merchandise and prices to be offered, prior to the advertising of a sales event to the general public.

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

  •
  Disciplined Inventory and Supply Chain Management.    We have developed disciplined inventory control and supply chain management procedures. Our purchasing flexibility and strong relationships with vendors allow us to coordinate the timing of purchases and receipt of merchandise closely with our sales events. Our merchandise and distribution systems allow us to quickly and efficiently process and ship merchandise from our distribution center to our stores. Our point-of-sale systems allow us to effectively manage our inventory levels and sales performance. Although we operated 852 stores at June 30, 2012, our shipping and sorting capacity at our distribution center will accommodate approximately 1,200 to 1,250 stores.

Growth Strategy

        Our growth strategy is to continue to build on our position as a leading closeout retailer of upscale home furnishings, housewares, gifts and related items in the United States by:

  •
  Enhancing Our Store Base.    In fiscal year 2013 we plan to focus our efforts on attractive relocation opportunities in our existing store base. See Item 6—Selected Financial Data in this Form 10-K for information regarding our historical store openings and closings. We plan to continue closing underperforming stores by allowing leases to expire where alternative locations in similar trade areas are not available at acceptable lease rates. For both new stores and relocations, we will continue to negotiate for upgraded sites. We will also evaluate expansion opportunities in select high-producing stores to increase the selling square footage, particularly in smaller stores. We believe these strategies will better position us for the long term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2013 we plan to keep our overall store count constant, but focus our efforts on the relocation of our existing store locations as profitable opportunities present themselves. We do not anticipate any difficulties in identifying suitable additional store locations in areas with our target customer demographics.

  •
  Enhancing Our Sales Productivity.    We intend to continue to increase the number of customer transactions by refining our merchandise mix and through other operating initiatives. In addition, we have been selective in our seasonal merchandise purchases and remain focused on high quality, high value items. We are able to increase our merchandise offerings throughout each sales event and on a day-in, day-out basis by delivering new merchandise to the majority of our stores 44 to 50 times per year on average. We believe this attracts new customers, encourages repeat visits by existing customers and increases our average transaction value during the later stages of each sales event. We have increased staffing at some of our high volume stores in an effort to improve our customer service levels and drive our sales volumes while decreasing staffing at stores where customer traffic does not require increased staffing levels.

  •
  Extending Our Customer Reach.    Historically, we have used direct mailings, targeted emails, and newspaper and print advertising to attract customers to our stores. We believe that the use of direct mailing and email alerts remains our most effective marketing strategies. We also utilize our e-mail program to provide our customers with an email of our newest weekly arrivals, special offers and our monthly mailer, all in the convenience of their homes or offices. We are continuing to expand our use of online social networking and have gained increased sales momentum through our improved e-commerce site. We piloted a customer loyalty program in the Dallas-Ft. Worth market during the last quarter of fiscal 2012 and plan to rollout nationally in fiscal 2013.

  •
  Improving Systems.    We continue to enhance our merchandising systems and have implemented an improved allocation system. We are in the process of upgrading our point of sale systems and have migrated to a more robust e-commerce platform. We will continue to upgrade and improve our systems as required in the ongoing course of business.

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

        In addition, we benefit from several trends in the retailing industry. "Just-in-time" inventory management and retailer consolidation have both resulted in a shift of inventory risk from retailers to manufacturers. In response to an increasingly competitive market, manufacturers continue to introduce new products and new packaging more frequently. We believe that these trends have helped make the closeout retailer an integral part of manufacturers' overall distribution strategies. As a result, we believe manufacturers are increasingly looking for larger, more sophisticated closeout retailers, such as ourselves, that can purchase larger and more varied merchandise and can control the distribution and advertising of specific products in order to minimize disruption to the manufacturers' traditional distribution channels.

Products

        We sell first quality, upscale home furnishings, housewares, gifts and related items. We do not sell seconds, irregulars, refurbished or factory rejects. Our merchandise primarily consists of lamps, rugs, furniture, kitchen accessories, small electronics, gourmet housewares, linens, luggage, bedroom and bathroom accessories, toys, pet products, stationary and silk plants as well as crystal, collectibles, silver serving pieces, men, women and children's apparel and accessories. We specialize in well-recognized, first quality, brand name merchandise, which has included, Viking and Calphalon cookware, Breville, KitchenAid and Cuisinart appliances, Peacock Alley and Sferra linens, Michael Kors bath towels, Travel Pro luggage, Reed and Barton flatware, Lenox and Denby tabletop, Waterford and Riedel crystal, Steinbach and Hummel collectibles, Madame Alexander dolls, Royal Doulton and Wedgwood china and giftware, Couristan rugs and many others.

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

Purchasing

        We provide an outlet for manufactures and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns and excess capacity. Since our inception, we have not experienced any significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at attractive prices. We use a mix of domestic and international vendors. We make opportunistic purchases at substantial discounts. We buy merchandise direct from manufacturers as well as utilizing other sources such as liquidators and bankruptcies. We pay our vendors timely and generally do not request special consideration for markdowns, advertising or returns. Our distribution processes allow us to stock merchandise in our stores more quickly, which increases our purchasing flexibility. We are positioned and able to take advantage of more, and often larger, buying opportunities as well as offer an enhanced selection of products to our customers. During fiscal 2012, our top ten vendors accounted for approximately 10.9% of total purchases, with no single vendor accounting for more than 1.6% of total purchases.

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

Advertising

        We plan and implement an advertising program for each sales event. Prior to each sales event, we initiate a direct mailing or email to customers on our mailing list, which consists of customers who have previously visited our stores and requested mailings or signed up through our e-commerce site. These direct mailings alert customers to the opening of a sales event and the merchandise and prices we offer. We also communicate with customers by advertising from time to time in local newspapers in each of our markets along with information available on our e-commerce sales website at www.tuesdaymorning.com.

Stores and Store Operations

        Store Locations.    As of June 30, 2012, we operated 852 stores in the following 43 states:

State	# of Stores	State	# of Stores
Alabama	22	Montana	1
Arizona	21	Nebraska	4
Arkansas	14	Nevada	8
California	90	New Hampshire	1
Colorado	23	New Jersey	9
Delaware	2	New Mexico	7
Florida	65	New York	18
Georgia	38	North Carolina	35
Idaho	5	North Dakota	1
Illinois	29	Ohio	27
Indiana	14	Oklahoma	12
Iowa	5	Oregon	12
Kansas	11	Pennsylvania	23
Kentucky	13	South Carolina	26
Louisiana	20	South Dakota	1
Maine	1	Tennessee	21
Maryland	22	Texas	111
Massachusetts	4	Utah	8
Michigan	12	Virginia	39
Minnesota	11	Washington	18
Mississippi	16	Wisconsin	11
Missouri	21

        Site Selection.    We continually evaluate our current store base regarding potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we have and intend to continue to pursue attractive relocation opportunities in our existing store base, close certain stores by allowing leases to expire for underperforming stores or where alternative locations in similar trade areas are not available at acceptable lease rates, and open new stores. For both new stores and relocations, we negotiate for upgraded sites. We believe that this strategy will better position us for the long-term while still maintaining a low cost per square foot in rent expense. To that end, for the fiscal year ending June 30, 2013 we plan to keep our overall store count constant, but focus our efforts on the relocation of our existing store locations as profitable opportunities present themselves. We expect our new stores to be similar in appearance and operation to our existing stores and do not anticipate difficulty in identifying suitable additional store locations in areas with our target customer demographics. As we continue our relocation strategy, we expect to incur minimal change in the cost of real estate for those locations.

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

        Store Layout.    Our opportunistic site selection and "no-frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores generally ranges from 5,000 to 31,800 square feet and averages approximately 10,200 square feet as of June 30, 2012. We have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. We display all merchandise at each store by type and size on racks or counters, and we maintain minimum inventory in stockrooms.

        Store Operations.    Our stores are generally open seven days a week, excluding certain holidays. Our stores, or a portion thereof, are closed for up to five days during the months of January and July as we conduct physical inventories at all store locations. We continue to maintain the frequency of shipments of merchandise during sales events that occur once each month except January and July, which results in improved efficiency of receiving and restocking activities at our stores. We attempt to align our part-time associates' labor hours in the stores closely with current customer demand.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by regional field management and zone level support. Store managers are responsible for reviewing store inventory and ensuring their store is continually stocked for sales event and non-sales event periods. The store manager is assisted primarily by part-time employees, with few exceptions, who generally serve as assistant managers, cashiers, and help with merchandise stocking efforts. We believe that on-going training is a critical component to the success of our store management. Each store manager receives training beginning with new manager training upon being hired or promoted, as well as periodic attendance at one or more training sessions held in Dallas, Texas.

        Members of our management visit selected stores during sales event and non-sales event periods to review inventory levels and presentation, personnel performance, expense controls, security and adherence to our policies and procedures. In addition, regional and zone field managers periodically meet with senior management to review store policies and to discuss purchasing, merchandising and advertising strategies.

Distribution

        An important aspect of our model involves the ability to process, sort and distribute inventory efficiently. Our distribution center, buying, and planning and allocation departments work closely together to ensure that inventory flow is efficient and effective. The majority of merchandise is received, inspected, counted, ticketed and designated for individual stores at our central distribution center in the Dallas, Texas metropolitan area. As a general rule, we carry similar products in each of our stores, but the amount of inventory each store is allocated varies depending upon size, location and sales projections for that store. Consistent with our sales event strategy, we ship most merchandise to our stores within a few weeks of its arrival at our distribution center. We generally do not replenish specific merchandise during a sales event; though we may ship new and different merchandise to stores throughout a sales event.

        We make inventory deliveries to the majority of our stores 44 to 50 times per year on average, which allows us to significantly reduce the amount of inventory stored at our distribution center and maintain consistent in-store inventory levels. This number of shipments also allows our stores to process shipments effectively and keep their shelves stocked with new merchandise during sales events and non-sales event periods. We use a bar-code locator system to track inventory from the time it is received until it is shipped to our stores. This system allows us to locate, price, sort and ship merchandise efficiently from our central distribution center.

        Online customer orders are shipped either from our e-commerce fulfillment facility, which is located near our other distribution facilities in Dallas, Texas, or directly to the customer from our supplier. We use a bar-code locator system to track inventory from the time it is received until it is shipped to our customers. This system allows us to locate, price, sort and ship merchandise efficiently from our e-commerce fulfillment center.

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

Seasonality

        Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2011, 2010, and 2009 accounted for approximately 34%, 34%, and 35%, respectively, of our annual net sales for such fiscal years. Operating income for the quarters ended December 31, 2011, 2010, and 2009, accounted for approximately 343%, 157%, and 150%, respectively, of our annual operating income for such fiscal years.

Employees

        As of June 30, 2012, we employed approximately 1,900 persons on a full-time basis and approximately 6,500 on a part-time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

Trademarks and Tradenames

        The tradename "Tuesday Morning" is material to our business. We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including "Closing Time®" and "eTreasures®" and maintain an e-commerce sales website at www.tuesdaymorning.com.

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

        The success of our business depends to a significant extent upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things: general economic and industry conditions; unemployment; the housing market; deterioration in consumer confidence; crude oil prices that affect gasoline and diesel fuel, as well as, increases in other fuels used to support utilities; food prices and their effect on consumer discretionary spending; efforts by our customers to reduce personnel debt levels; interest rates; fluctuations in the financial markets; tax rates and policies; war, terrorism and other hostilities; and consumer confidence in future economic conditions.

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

        As part of our growth strategy, we intend to pursue relocation opportunities to improve our existing store base as well as open new stores that will offset the closing of lower performing stores as they come up for renewal. For both new stores and relocations, we negotiate for upgraded sites. For the fiscal year ending June 30, 2013 we plan to increase the chain-wide square footage by approximately 1% - 2% if we locate attractive opportunities to do so. However, we cannot assure that we will be able to achieve our relocation goals or that we will be able to operate any new or relocated stores profitably. Further, we cannot assure that any new or relocated store will achieve similar operating results to those of our existing stores or that new, relocated or expanded stores opened in markets in which we operate will not have a material adverse effect on the revenues and profitability of our existing store base. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following: the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets; the competition for suitable store sites; our ability to negotiate favorable lease terms with landlords; our ability to obtain governmental and other third-party consents, permits and licenses needed to operate our stores; the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel; the availability of adequate management and financial resources to properly manage a large volume of stores; our ability to adapt our distribution and other operational and management systems to a changing network of stores; and our ability to attract customers and generate sales sufficient to operate new, relocated or expanded stores profitably.

        We opened stores in new markets during the fiscal years ended June 30, 2012, 2011, and 2010, and intend to enter into additional new markets in fiscal 2013 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Our business is intensely competitive and stronger competition could have a material adverse effect on us.

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

        We cannot assure that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional, national and international retailers. We also face competition from alternative retail distribution channels such as catalogues and, increasingly, e-commerce websites. Changes in the merchandising, pricing and promotional activities of those competitors, and in the retail industry, in general, may adversely affect our performance.

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

        By its nature, specific closeout merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are often for large quantities. Due to economic uncertainties, some of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying closeout merchandise on terms acceptable to us. We further cannot assure that manufacturers or vendors will continue to make closeout merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. An inability to acquire suitable merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations and financial condition.

The loss of, or disruption in the operations of, our centralized distribution center would have a material adverse effect on our business and operations.

        With few exceptions, all inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores or shipped directly to our customers who purchase merchandise from our e-commerce website. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We cannot assure that we have anticipated all of the changing demands which our expanding operations will impose on our receiving and distribution system or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason.

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

        Our future performance will depend in large part upon the efforts and abilities of our senior management and our other key employees, including our buyers. The loss of service of these persons could have a material adverse effect on our business and future prospects. We do not maintain key person life insurance for our senior management. We only have an employment agreement with Mr. Michael Marchetti, our Interim Chief Executive Officer, President and Chief Operating Officer, and have no such agreements with any other members of senior management or our buyers.

If we are not able to generate strong cash flows from our operations, we will not be able to support capital expansion, operations and debt repayment.

        Our business is dependent upon our operations generating strong cash flows to support capital expansion requirements and general operating activities. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance.

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

        Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2011, 2010, and 2009, accounted for approximately 34%, 34%, and 35%, respectively, of our annual net sales for such years. Operating income for the quarters ended December 31, 2011, 2010, and 2009 accounted for approximately 343%, 157%, and 150%, respectively, of our annual operating income for such years. For more information about our seasonality, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality." Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. Our quarterly results of operations may also fluctuate significantly based on such factors as: the timing of new store openings; the amount of net sales contributed by new and existing stores; the success of our store expansion and relocation program; the timing of certain holidays and sales events; changes in our merchandise mix; general economic, industry and weather conditions that affect consumer spending; and actions of competitors, including promotional activity.

A failure to grow or maintain our comparable store sales may adversely affect our results of operations.

        Our comparable store sales results have fluctuated in the past, and we believe such fluctuations may continue given the current housing market and uncertainty of consumer spending. Our comparable store sales decreased 3.1% for fiscal year ended June 30, 2012, decreased 1.2% for the fiscal year ended June 30, 2011, and increased 2.2% for the fiscal year ended June 30, 2010. The unpredictability of our comparable store sales may cause our revenue and results of operations to vary from quarter to quarter, and an unanticipated decline in revenues or operating income may cause our stock price to fluctuate significantly. A failure to grow or maintain our comparable store sales results could have a material adverse effect on our results of operations.

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

        Provisions in our certificate of incorporation and bylaws will have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following: the ability of our Board of Directors to issue shares of our common stock and preferred stock without stockholder approval (subject to applicable NASDAQ requirements); a requirement that stockholder meetings may only be called by our President and Chief Executive Officer, the Chairman of the Board or at the written request of a majority of the directors then in office and not our stockholders; a prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; the ability of our Board of Directors to make, alter or repeal our bylaws without further stockholder approval; and the requirement for advance notice for nominations for directors to our Board of Directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

        From June 30, 2011 to June 30, 2012, the trading price of our common stock ranged from a low of $3.05 per share to a high of $4.91 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10-K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as a result.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Stores.    We lease all of our stores from unaffiliated third parties normally through non-cancelable leases, except one company-owned store located adjacent to our distribution facility. At June 30, 2012, the remaining terms of the majority of our store leases range from six months to five years and only 3.3% of our store leases have remaining terms greater than five years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses, which are often executed, and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering the lease if sales at the store do not reach a stipulated amount in the lease.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1,390,770 square feet of distribution facilities and a 104,675 square foot building which houses our corporate office in Dallas, Texas.

        We lease our e-commerce fulfillment center of approximately 59,000 square feet, which expires in April of 2014. Additionally, we have leases on three parcels of land of approximately 444,000 square feet, two of which are for trailer storage and the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in February 2014 and December 2023 and the lease for the third parcel and building expires in February 2016. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We may, however, need to acquire or lease additional warehouse space in approximately three to four years to accommodate our distribution requirements as our store base grows.

Item 3.    Legal Proceedings

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court's de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and filed separate lawsuits against us alleging overtime violations. In May 2012, the company entered into a settlement and release agreement with the remaining plaintiffs to dismiss all pending lawsuits in the aggregate amount of $463,000, which includes all attorney fees and past decisions, and will release the company from any past manager litigation.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. Of the 34 plaintiffs, we have settled 11 cases representing the store manager plaintiffs for approximately, $185,000, including all attorney fees. Trial dates have been set for September 2012 for the remaining cases and settlement negotiations are ongoing.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The parties are presently conducting discovery. The court has certified the class on a limited issue relating to the use of on-duty meal period agreements.

        In July 2009, a lawsuit alleging failure to pay overtime compensation was filed in Alabama by a former store manager. The plaintiff sought to certify a class action made up current and former store managers. In fiscal 2010, we filed a request with the court to deny this motion. The court has not ruled, and no trial date has been set.

        In July 2012, a discrimination claim was filed with the Equal Employment Opportunity Commission by our former CEO. The Company believes this charge is without merit and intends to vigorously defend this matter.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Global Select Market, Inc. under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2012
First quarter	$4.91	$3.35
Second quarter	$3.93	$3.05
Third quarter	$3.88	$3.12
Fourth quarter	$4.87	$3.66
Fiscal Year Ended June 30, 2011
First quarter	$5.44	$3.51
Second quarter	$5.93	$4.58
Third quarter	$5.52	$3.79
Fourth quarter	$5.23	$3.91

        On August 27, 2012, the last reported sale price for our common stock on the NASDAQ Global Select Market, Inc. was $5.29 per share. As of August 27, 2012, there were approximately 149 holders of record of our common stock.

Dividend Policy

        During the fiscal years ended June 30, 2012 and 2011, we did not declare nor pay any annual cash dividends on our common stock. On February 1, 2008, our Board of Directors voted to terminate our then existing annual cash dividend. The Board of Directors considers a full range of alternatives with regard to the use of any excess cash flow.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information contained in Item 12 of this Form 10-K is incorporated herein by reference.

Repurchases of Common Equity

        On August 22, 2011, the Company's Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the "Repurchase Program"). On January 20, 2012, the Company's Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. During the twelve month period ended June 30, 2012, 1,714,867 shares were repurchased under the Repurchase Program at an average cost of $3.52 per share and for a total cost (excluding commissions) of approximately $6.1 million. All of such shares were purchased by the Company in open-market transactions.

        Repurchases of equity securities during the three months ended June 30, 2012 are listed in the following table:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
April 1 through April 30	37,184	$3.90	37,184	$3,989,417
May 1 through May 31	19,063	$3.90	19,063	$3,914,608
June 1 through June 30	1,526	$4.01	1,526	$3,908,454

Total	57,773	$3.90	57,773	$3,908,454

(1)
Includes shares of Common Stock withheld by the Company in connection with the vesting of equity awards under the Company's equity incentive plans.

(2)
Excludes commissions.

(3)
On August 22, 2011, the Company's Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the "Repurchase Program"). On January 20, 2012, the Company's Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. As of June 30, 2012, 1,714,867 shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.1 million, of which 1,623,507 shares were purchased by the Company in open-market transactions and 91,360 shares were withheld by the Company in connection with the vesting of equity awards under the Company's equity incentive plans.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre-established industry index believed by us to have a peer group relationship with the Company. The chart assumes that $100 was invested on July 1, 2008, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tuesday Morning, the S&P 500 Index, S&P 500 Retailing Index,
Old Peer Group, and New Peer Group

*
$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

        These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company's common stock.

Item 6.    Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for the twelve months ended June 30, 2012, 2011, 2010, 2009, and 2008.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Twelve Months Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands except per share amounts and number of stores)
Statement of Operations Data:
Net sales	$812,782	$821,150	$828,265	$801,722	$885,281
Cost of sales	503,918	507,834	514,270	505,585	562,578

Gross profit	308,864	313,316	313,995	296,137	322,703
Selling, general and administrative expenses	301,427	295,273	293,850	293,702	297,852

Operating income	7,437	18,043	20,145	2,435	24,851
Net interest and other expense	(2,030)	(2,496)	(3,476)	(2,504)	(2,719)

Income (loss) before income taxes	5,407	15,547	16,669	(69)	22,132
Income tax expense (benefit)	1,494	5,968	5,921	(25)	7,634

Net income (loss)	$3,913	$9,579	$10,748	$(44)	$14,498

Earnings per share:
Basic	$0.09	$0.22	$0.25	$0.00	$0.35
Diluted	0.09	0.22	0.25	0.00	0.35
Weighted average shares outstanding:
Basic	41,986	42,493	41,920	41,505	41,439
Diluted	42,536	43,078	42,483	41,505	41,494
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	861	852	857	842	810
Opened during period	24	44	26	35	48
Closed during period	(33)	(35)	(31)	(20)	(16)

Open at end of period	852	861	852	857	842

Comparable store sales increase(1), (decrease)	(3.1)%	(1.2)%	2.2%	(12.5)%	(7.6)%
Average sales per store(2)(4)	$950	$972	$972	$939	$1,076
Inventory turnover(3)	1.9	1.9	2.0	2.1	2.0

	As of June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Working capital	$188,939	$188,020	$174,855	$163,715	$168,130
Inventories	265,630	264,361	239,194	223,628	240,996
Total assets	397,167	379,156	350,536	319,241	341,776
Total debt, including current portion	—	—	—	—	8,500
Total stockholders' equity	260,191	260,134	247,892	235,353	232,911

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

  •
  In fiscal 2012 our store base decreased approximately 1.0%, while it increased by 1.1% in fiscal 2011, and decreased by approximately 0.6% in fiscal 2010. The store base decreased by nine stores in fiscal 2012, increased by nine stores in fiscal 2011, and decreased by five stores in fiscal 2010.

  •
  We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $180.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility. This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the "clean down" provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million. As of June 30, 2012, we were in compliance with all required covenants. As of June 30, 2012 and June 30, 2011, we did not have any outstanding borrowings on our Revolving Credit Facility.

  •
  Under the Repurchase Program, we acquired 1,714,867 shares of our Common Stock for $6.1 million during the twelve-month period ended June 30, 2012.

  •
  Our industry has been negatively impacted by macro-economic pressures that affect consumer spending, increased supply and competition as well as a highly competitive and promotional environment. Since 2008, we have experienced inconsistent sales trends, reporting both negative and positive comparable sales. During that time, however, we have continued to generate positive operating income on an annual basis.

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

  •
  In response to increased competition in our industry, we are focused upon various strategic priorities that we believe will lessen the impact of this trend including, but not limited to, striving to provide a merchandise assortment that evolves and adapts to the changing needs and preferences of our customer base, continuing to review the individual contributions of the existing store base and making decisions about the future of individual store locations including whether to close or relocate them, seeking to improve overall supply chain efficiency including review of operational practices such as freight costs, vendor payment terms, distribution processes and increasing inventory turns, and striving to optimize our marketing plan by maximizing traffic, increasing comparable store sales and expanding the current customer base, while also improving cost efficiency. We are also striving to optimize the acquisition of inventory to best match customer demand.

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

  •
  In order to expand our store base for both new stores and relocations, we are negotiating for upgraded sites. We plan to allow leases to expire for underperforming stores or where alternative locations are not available at acceptable lease rates. We continue to evaluate the most appropriate size of our stores in terms of selling square footage productivity.

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

        We conduct full physical inventories at all stores at June 30 and December 31 to measure quantities on hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on our historical experience from the results of our physical inventories. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Thus, the difference between actual and estimated amounts may cause fluctuations in the quarters ending in March and September. Since we conduct physical inventory counts twice a year, the subjective nature of our shrink percentage is reduced and our exposure to the risk of a significant error is minimized. In addition, we have loss-prevention programs that we believe minimize shrinkage. Although inventory shrinkage rates have not fluctuated significantly in recent years, if the actual rates were to differ from our estimates, then revisions to the inventory shrinkage expense could be required.

        Inventory is the largest asset on our balance sheet and represented approximately 67%, 70%, and 68% of total assets at June 30, 2012, 2011, and 2010, respectively. Inventory increased 0.5%, or $1.3 million, from June 30, 2011 to June 30, 2012. Inventory increased 10.5%, or $25.2 million, from June 30, 2010 to June 30, 2011, primarily due to opportunistic purchases made in the second quarter of fiscal 2011 in addition to a shortfall in expected fourth quarter sales. On a per store basis, inventory increased 1.5% from June 30, 2011 to June 30, 2012 and increased 9.4% from June 30, 2010 to June 30, 2011.

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

        Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review all inventory each quarter to ensure all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market through the retail inventory method. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. In addition to regularly reviewing inventory levels to identify slow-moving merchandise, management also considers current and anticipated demand, customer preferences, age of merchandise and seasonal trends in determining markdowns. Our markdowns, as a percentage of total sales, have been generally consistent from year to year. Beginning with the fiscal year ended June 30, 2008, we implemented a strategy to more closely monitor and control our markdowns of inventory to avoid marking down items that continued to sell through at reasonable rates. We believe this strategy contributed to overall margin by focusing our markdowns more on inventory that was truly slow moving and less on the basis of age in inventory alone. Changes in markdowns from period-to-period are discussed as a part of our Results of Operations analysis below. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions. The effect of a 1.0% permanent markdown in the value of our inventory at June 30, 2012 would result in a decline in gross profit and diluted earnings per share for the fiscal year ended June 30, 2012 of $2.7 million and $0.04, respectively.

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

        The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. During the fourth quarter of fiscal 2011, we made reductions of approximately $1.4 million to our workers' compensation liability and associated current period insurance expense due to reductions in projected actuarially determined ultimate losses resulting from improvements in claims experience. In recent years, we have enhanced our safety programs that have generated an overall decrease in workers compensation and general liability losses. Our self-insurance reserves for workers' compensation, general liability and medical were $5.9 million, $3.1 million, and $0.9 million at June 30, 2012, respectively; $6.9 million, $2.6 million, and $1.3 million at June 30, 2011, respectively; and $9.1 million, $2.2 million, and $1.2 million at June 30, 2010, respectively.

        We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $3.4 million, $2.8 million and $9.5 million, respectively, for the fiscal year ended June 30, 2012; $1.7 million, $3.2 million and $9.1 million, respectively, for the fiscal year ended June 30, 2011; and $3.9 million, $3.3 million and $8.5 million, respectively, for the fiscal year ended June 30, 2010.

        Impairment of long-lived assets—Long-lived assets, such as buildings, equipment, furniture and fixtures, and leasehold improvements, are reviewed for impairment at least annually and whenever an event or change in circumstances indicates that their carrying values may not be recoverable. If the carrying value exceeds the sum of the expected undiscounted cash flows, the assets are considered impaired. For store-level long-lived assets, expected cash flows are estimated based on the historical cash flows generated by the store and are adjusted based on management's estimates of expected future results. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined by quoted market values, discounted cash flows or internal appraisals, as applicable. Impairment, if any, is recorded in the period in which the impairment occurred. We have not recorded any material impairment charges in fiscal 2012, 2011, and 2010. As the projection of future cash flows requires the use of management's judgment and estimates, actual results may differ from our estimates. It is possible that additional charges for asset impairments may be recorded in the future.

        Share-based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 vest daily over periods of four to five years and expire ten years from the date of grant. Options granted after June 30, 2008, typically vest over periods of one to three years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period.

	Fiscal Year Ended June 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.0	61.8	62.1

Gross profit	38.0	38.2	37.9
Selling, general and administrative expenses	37.1	36.0	35.5

Operating income	0.9	2.2	2.4
Net interest and other expense	(0.2)	(0.3)	(0.4)
Income tax expense	0.2	0.7	0.7

Net income	0.5	1.2	1.3

Number of stores open at end of period	852	861	852

        Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs. In dollars, selling, general and administrative increases and decreases are generally attributable to changes in variable expenses. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

        Net sales decreased $8.4 million, or 1.0%, to $812.8 million in fiscal 2012 from $821.2 million in fiscal 2011, primarily due to a decrease in sales from comparable stores (stores open at least one year) of 3.1%. The decrease in comparable store sales was comprised of a decrease in comparable store transactions of 3.3%, offset by an increase in comparable store average ticket of 0.2%.

        Gross profit for fiscal 2012 was $308.9 million, a decrease of 1.4% compared to $313.3 million in gross profit for fiscal 2011. As a percentage of net sales, gross profit decreased to 38.0% in fiscal 2012 compared with 38.2% in the same period last year. This decrease of 0.2% in gross profit percentage was partly due to higher freight costs resulting from a slight increase in fuel costs combined with slightly higher markdowns.

        Selling, general and administrative expenses increased $6.1 million, or 2.1%, to $301.4 million in fiscal 2012 from $295.3 million in the prior fiscal year. As a percentage of sales, selling, general and administrative expenses increased 1.1% to 37.1% in fiscal 2012 from 36.0% in fiscal 2011 in part attributed to severance costs of $2.7 million associated with the departure of our Chief Executive Officer. Excluding the $2.7 million in costs associated with the departure of the CEO, selling, general and administrative cost was $298.7 million or 36.7% of sales. On a per store basis adjusted selling, general and administrative expense, excluding the aforementioned costs, increased 2.2% compared with fiscal year 2011. This increase was primarily due to the decline in expense leverage from lower sales volume and higher rent expense from increased square footage in certain new and relocated stores.

        Net interest and other expense decreased $0.5 million to $2.0 million in fiscal 2012 compared to $2.5 million in fiscal 2011. This decrease was primarily attributable to a decrease in total interest expense related to the improved terms of our amended credit facility and lower borrowings in fiscal 2012.

        Income tax expense decreased to $1.5 million in fiscal 2012 from $6.0 million in the prior fiscal year. Our effective tax rate decreased from 38.4% in fiscal 2011 to 27.6% in fiscal 2012, in large part, due to the recognition of the Hire Act Retention Tax Credit in fiscal year 2012 and the reduction of non-deductible expenses in fiscal year 2012.

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

        Net interest and other expense decreased $1.0 million to $2.5 million in fiscal 2011 compared to $3.5 million in fiscal 2010. This decrease was primarily attributable to a decrease in other expenses related to losses on disposal of assets recorded in fiscal 2010 of approximately $1.4 million.

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

        Net cash flows provided by and used in operating activities for the fiscal years ended June 30, 2012, 2011, and 2010, were $59.5 million, $(0.1) million, and $32.1 million, respectively. For the fiscal year ended June 30, 2012, cash provided by operating activities was primarily due to net income of $3.9 million combined with an increase in accounts payable of $35.8 million and an adjustment for depreciation expense of $14.5 million.

        For the fiscal year ended June 30, 2011, cash used in operating activities was primarily due to decrease in accrued liabilities of $5.6 million and an increase in inventory of $25.7 million offset by net income of $9.6 million, an increase in accounts payable of $2.7 million, an increase in deferred income taxes of $3.4 million and an adjustment for depreciation expense of $16.1 million. The increase in inventory was due to opportunistic purchases of inventory and the shortfall of sales in the fourth quarter. For the fiscal year ended June 30, 2010, cash provided by operating activities was primarily due to net income of $10.7 million combined with an increase in accounts payable of $12.4 million and an adjustment for depreciation expense of $15.6 million. These sources of cash flow from operations were offset primarily by an increase in inventory of $15.7 million. The increases in accounts payable and inventory were due to increased purchases of inventory to meet customer demand. A significant portion of our revenues and net earnings are realized during the period from October through December while an increase in merchandise purchases in preparation for this holiday selling season occurs in prior months. Cash and cash equivalents as of June 30, 2012, 2011, and 2010, were $39.7 million, $19.4 million, and $23.5 million, respectively. There has been no material change in our vendor payment policy.

        Net cash used in investing activities was due to capital expenditures of $13.8 million, $20.6 million, and $17.4 million for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. During each year, capital expenditures were primarily for store fixtures and leasehold improvements for new and existing stores, distribution center equipment and improvements, information systems improvements, and corporate office equipment and improvements. In fiscal 2013, we expect to spend in the range of $12-15 million for capital expenditures, primarily for fixtures for new and existing stores, distribution center equipment and improvements, and systems upgrades and improvements. Capital expenditures will be provided by funds generated from operations.

        Net cash used in financing activities of $25.4 million for the fiscal year ended June 30, 2012 was primarily due to a change in cash overdraft of $18.8 million and the purchase of treasury shares of $6.1 million. Net cash provided by financing activities of $16.4 million for the fiscal year ended June 30, 2011 was primarily due to a change in cash overdraft of $15.4 million. Net cash provided by financing activities of $3.1 million for the fiscal year ended June 30, 2010 was primarily due to a change in cash overdraft of $3.4 million.

        On February 1, 2008, our Board of Directors voted to terminate the declaration of an annual cash dividend. The Board of Directors will consider the full range of alternatives with regard to the use of any excess cash flow in the future.

        We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $180.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility. This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the "clean down" provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.

        At June 30, 2012, we had no amounts outstanding under the Revolving Credit Facility, $8.6 million of outstanding letters of credit and availability of $123.5 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes. Interest expense of $2.3 million for fiscal 2012 was due primarily to commitment fees of $1.1 million, the amortization of financing fees of $0.9 million and $0.3 million in interest expense on borrowings. As of June 30, 2012, we were in compliance with all required covenants.

        We anticipate that our net cash flows from operations and borrowings under our Revolving Credit Facility will be sufficient to fund our working capital needs, planned capital expenditures, and interest payments for the next twelve months.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2012.

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2012 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$183,818	$62,363	$80,593	$34,039	$6,823
Maintenance, insurance and taxes on operating leases	28,869	9,794	12,657	5,346	1,072
Commitment fees on Revolving Credit Facility	2,638	603	1,205	830	—

Total	$215,325	$72,760	$94,455	$40,215	$7,895

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Commitment fees on our Revolving Credit Facility are calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the Revolving Credit Facility and letters of credit totaling $8.6 million. It is likely we will incur additional interest expense than that calculated above as we may borrow amounts, from time to time, under our Revolving Credit Facility.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the eight quarters ended June 30, 2012. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. We believe that all necessary adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this

Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012
Net sales	$170,653	$273,054	$172,699	$196,376
Gross profit	64,973	104,815	65,564	73,512
Operating income (loss)	(8,498)	25,485	(6,097)	(3,453)
Net income (loss)	(5,690)	15,857	(4,245)	(2,009)
Basic earnings (loss) per share	(0.13)	0.37	(0.10)	(0.05)
Diluted earnings (loss) per share	(0.13)	0.37	(0.10)	(0.05)
Comparable store sales increase (decrease)	(4.1)%	(4.6)%	(3.2)%	0.2%

	Quarters Ended
	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011
Net sales	$172,756	$279,312	$174,316	$194,766
Gross profit	66,798	107,179	66,696	72,643
Operating income (loss)	(3,483)	28,370	(5,245)	(1,599)
Net income (loss)	(2,645)	17,261	(3,635)	(1,402)
Basic earnings (loss) per share	(0.06)	0.40	(0.08)	(0.03)
Diluted earnings (loss) per share	(0.06)	0.40	(0.08)	(0.03)
Comparable store sales increase (decrease)	4.3%	(3.2)%	0.7%	(4.5)%

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

Inflation

        In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2012, 2011, or 2010. We cannot assure that inflation will not materially affect our results of operations in the future.

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

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The preparer is given the option to present all nonowner changes in stockholders' equity in a single continuous statement of comprehensive income or in two separate but consecutive statements. This alternative presentation of comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. This accounting standard update is not effective for the Company until July 1, 2012. Due to the level of immateriality of its other comprehensive income, the Company decided not to pursue early adoption of this standard.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2012, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions, which participate on our Revolving Credit Facility, to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors, primarily in Euros. During the fiscal year ended June 30, 2012, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations and were immaterial to us as a whole in the fiscal year ended June 30, 2012.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2012, fair value of all outstanding contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material effect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made and such hedging activities have been immaterial, any fluctuations in the exchange rate should not materially affect us.

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Note 1 of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

        Interest Rates.    The Company's Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. In fiscal 2012, the Company incurred $0.3 million in interest expense on borrowings. Due to the minimal period of time the Company sustains its outstanding borrowings, it considers its exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2012, the Company did not have any long-term debt outstanding. More information about debt held by the Company is available in Note 3 of the notes to our consolidated financial statements included herein this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K and incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Control Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2012 to ensure that information required to be disclosed by us in this Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2012, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012, of Tuesday Morning Corporation and our report dated August 30, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 30, 2012

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2012 Annual Meeting of Stockholders.

        We have adopted a "Code of Ethics for Senior Financial Officers" that establishes the ethical standards to be followed by the persons serving as principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have also adopted a "Code of Conduct" that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors. Both are available on our website at www.tuesdaymorning.com under "Investor Relations—Corporate Governance." Any amendment or waiver to our Code of Ethics for Senior Financial Officers will be posted on the Company's website.

        There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors that have occurred in the year ended June 30, 2012.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2012 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2012 Annual Meeting of Stockholders.

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2012. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,895	$9.25	720,980
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,895	$9.25	720,980

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2012 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2012 Annual Meeting of Stockholders.

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

TUESDAY MORNING CORPORATION
Date: August 30, 2012
	By:	/s/ MICHAEL MARCHETTI Michael Marchetti Interim Chief Executive Officer, President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL MARCHETTI Michael Marchetti	Interim Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	August 30, 2012
/s/ STEPHANIE BOWMAN Stephanie Bowman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 30, 2012
/s/ BRUCE A. QUINNELL Bruce A. Quinnell	Chairman of the Board	August 30, 2012
/s/ STEVEN R. BECKER Steven R. Becker	Director	August 30, 2012
/s/ DAVID B. GREEN David B. Green	Director	August 30, 2012
/s/ WILLIAM J. HUNCKLER, III William J. Hunckler, III	Director	August 30, 2012
/s/ STARLETTE JOHNSON Starlette Johnson	Director	August 30, 2012
/s/ RICHARD S. WILLIS Richard S. Willis	Director	August 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 30, 2012

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$39,740	$19,400
Inventories	265,630	264,361
Prepaid expenses and other current assets	11,357	13,684
Deferred income taxes	535	447

Total current assets	317,262	297,892
Property and equipment, net	75,771	76,982
Deferred financing costs	2,603	2,504
Other assets	1,531	1,778

Total Assets	$397,167	$379,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	98,009	81,047
Accrued liabilities	30,295	28,760
Income taxes payable	19	65

Total Current liabilities	128,323	109,872
Deferred rent	3,262	3,198
Income taxes payable—non current	578	655
Deferred income taxes	4,813	5,297

Total Liabilities	136,976	119,022

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 43,436,404 shares issued and 41,721,537 outstanding at June 30, 2012 and 43,185,203 shares issued and outstanding at June 30, 2011	434	432
Additional paid-in capital	210,329	208,130
Retained earnings	55,574	51,661
Accumulated other comprehensive loss	(54)	(89)
Less: 1,714,867 common shares in treasury, at cost, at June 30, 2012	(6,092)	—

Total Stockholders' Equity	260,191	260,134

Total Liabilities and Stockholders' Equity	$397,167	$379,156

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2012	2011	2010
Net sales	$812,782	$821,150	$828,265
Cost of sales	503,918	507,834	514,270

Gross profit	308,864	313,316	313,995
Selling, general and administrative expenses	301,427	295,273	293,850

Operating income	7,437	18,043	20,145
Other income (expense):
Interest expense	(2,254)	(3,118)	(2,945)
Interest income	9	2	14
Other income (expense), net	215	620	(545)

	(2,030)	(2,496)	(3,476)

Income before income taxes	5,407	15,547	16,669
Income tax expense	1,494	5,968	5,921

Net income	$3,913	$9,579	$10,748

Earnings Per Share
Net income per common share:
Basic	$0.09	$0.22	$0.25
Diluted	$0.09	$0.22	$0.25
Weighted average number of common shares:
Basic	41,986	42,493	41,920
Diluted	42,536	43,078	42,483

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2009	42,837	$428	$203,633	$31,334	$(42)	$—	$235,353
Comprehensive income:
Net income	—	—	—	10,748	—	—	10,748
Change in unrealized gain on foreign exchange contracts, net of tax	—	—	—	—	167	—	167

Comprehensive income							10,915
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	145	—	(500)	—	—	—	(500)
Shares issued in connection with exercises of employee stock options	40	2	77			—	79
Amortization of share-based compensation expense	—	—	2,045	—	—	—	2,045

Balance at June 30, 2010	43,022	$430	$205,255	$42,082	$125	$—	$$247,892
Comprehensive income:
Net income	—	—	—	9,579	—	—	9,579
Change in unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	(214)	—	(214)

Comprehensive income							9,365
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	116	2	(1)	—	—	—	1
Shares issued in connection with exercises of employee stock options	47	—	60	—	—	—	60
Excess tax benefit	—	—	980	—	—	—	980
Amortization of share-based compensation expense	—	—	1,836	—	—	—	1,836

Balance at June 30, 2011	43,185	$432	$208,130	$51,661	$(89)	—	$$260,134
Comprehensive income:
Net income	—	—	—	3,913	—	—	3,913
Change in unrealized loss on foreign exchange contracts, net of tax	—	—	—	—	35	—	35

Comprehensive income							3,948
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	192	2	—	—	—	—	2
Shares issued in connection with exercises of employee stock options	58	—	77	—	—	—	77
Excess tax benefit	—	—	288	—	—	—	288
Treasury stock	(1,715)	—	—	—	—	(6,092)	(6,092)
Amortization of share-based compensation expense	—	—	1,834	—	—	—	1,834

Balance at June 30, 2012	41,722	$434	$210,329	$55,574	$(54)	$(6,092)	$$260,191

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$3,913	$9,579	$10,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	14,516	16,103	15,583
Amortization of financing fees	760	1,018	1,059
Share-based compensation expense	1,987	2,332	2,206
Loss on disposal of assets	460	238	1,382
Deferred income taxes	(572)	3,355	261
Other non-cash items	35	(214)	167
Change in operating assets and liabilities:
Inventories	(1,422)	(25,662)	(15,727)
Prepaid and other current assets	2,327	(3,928)	441
Other assets	247	(59)	(198)
Accounts payable	35,753	2,731	12,416
Accrued liabilities	1,536	(5,557)	5,552
Deferred rent	64	17	(990)
Income taxes payable	(123)	(15)	(829)

Net cash provided by (used in) operating activities	59,481	(62)	32,071

Cash flows from investing activities:
Capital expenditures	(13,765)	(20,600)	(17,432)
Proceeds from sale of assets	—	100	—

Net cash used in investing activities	(13,765)	(20,500)	(17,432)

Cash flows from financing activities:
Borrowings under revolving credit facility	92,338	152,352	61,605
Repayments under revolving credit facility	(92,338)	(152,352)	(61,605)
Change in cash overdraft	(18,791)	15,400	3,391
Proceeds from the exercise of employee stock options	77	60	79
Excess tax benefit related to exercise of stock options	288	980	—
Purchase of treasury stock	(6,092)	—	—
Payment of financing fees	(858)	—	(370)

Net cash provided by (used in) financing activities	(25,376)	16,440	3,100

Net increase (decrease) in cash and cash equivalents	20,340	(4,122)	17,739
Cash and cash equivalents, beginning of period	19,400	23,522	5,783

Cash and cash equivalents, end of period	$39,740	$19,400	$23,522

Supplemental cash flow information:
Interest paid	$1,422	$1,954	$1,796
Income taxes (refunds received) paid	(392)	3,329	5,655

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We operated 852 discount retail stores in 43 states as of June 30, 2012 (861 and 852 stores at June 30, 2011 and 2010, respectively). We sell close-out home furnishings, housewares, gifts and related items, which we purchase at below wholesale prices. Our stores are generally open seven days a week and focus on periodic "sales events," that occur in each month except January and July, which historically have been weaker months for retailers. Our stores are normally closed for up to five days during the months of January and July as we conduct physical inventories at all of our stores.

(a)
Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.

(b)
Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2012 and 2011, credit card receivables from third party consumer credit card providers were $8,800 and $3,600, respectively.

(c)
Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other expenses are capitalized as part of inventory and are expensed as cost of sales as the related inventory is sold. These capitalized expenses included in ending inventory totaled $31.8 million and $29.5 million at June 30, 2012 and 2011, respectively. We expensed $67.3 million, $68.0 million, and $68.9 million, of such capitalized inventory costs in cost of sales for the fiscal years ended June 30, 2012, 2011, and 2010, respectively.

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

(g)
Self Insurance Reserves—We use a combination of insurance and self-insurance plans to provide for the potential liabilities associated with workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500 for workers' compensation, $250 for general liability, and $150 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors.

  The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims; and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. During the fourth quarter of fiscal 2011, we

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  made reductions of approximately $1,400 to our workers' compensation liability and associated current period insurance expense due to reductions in projected actuarially determined ultimate losses resulting from improvements in claims experience. Our self-insurance reserves for workers' compensation, general liability and medical were $5,900, $3,000, and $900 at June 30, 2012, respectively; $6,900, $2,600, and $1,300 at June 30, 2011, respectively; and $9,100, $2,200, and $1,200 at June 30, 2010, respectively.

  We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $3,400, $2,800 and $9,500, respectively, for the fiscal year ended June 30, 2012; $1,700, $3,200 and $9,100, respectively, for the fiscal year ended June 30, 2011; and $3,900, $3,300 and $8,500, respectively, for the fiscal year ended June 30, 2010.

(h)
Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax.

(i)
Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2012, 2011, and 2010 were $28,875, $28,094, and $26,963, respectively. We do not receive money from vendors to support our advertising expenditures. As of June 30, 2012, there was prepaid advertising of $315 compared to prepaid advertising of $522 at June 30, 2011.

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

  We account for our foreign currency forward contracts as cash flow hedges in accordance with generally accepted accounting principles of the United States. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income (loss)

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income (loss) and into cost of sales when the hedged inventory is sold. The ineffective portion of cash flow hedges are recorded in other income or loss and were not material for the periods presented. The effect of foreign exchange contracts on our financial position or results of operations historically and for the periods presented is and has been immaterial.

(l)
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

(m)
Share-Based Compensation—We recognized share-based compensation costs under the requirements of U.S. generally accepted accounting principles as follows:

	Fiscal Years Ended June 30,
	2012	2011	2010
Amortization of share-based compensation during the period	$1,834	$1,836	$2,045
Amounts capitalized in inventory	(625)	(500)	(715)
Amount recognized and charged to cost of goods sold	778	996	876

Amounts charged against income for the period before tax	$1,987	$2,332	$2,206

  Consistent with prior years, the fair value of each stock option granted during the fiscal year ended June 30, 2012 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        These factors were as follows:

	Fiscal Years Ended June 30,
	2012	2011	2010
Weighted average risk-free interest rate	0.4 - 1.6%	1.3 - 2.3%	1.8 - 3.0%
Expected life of options (years)	3.2 - 4.8	3.1 - 5.4	4.4 - 6.0
Expected stock volatility	68.4 - 83.5%	62.5 - 82.2%	64.8 - 75.6%
Expected dividend yield	0.0%	0.0%	0.0%
(n)
Net Income Per Common Share—Basic net income per common share for the fiscal years ended June 30, 2012, 2011, and 2010, was calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the fiscal years ended June 30, 2012, 2011, and 2010, was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 10.

(o)
Recent Accounting Pronouncements—In April 2011, the FASB issued Accounting Standards Update No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Specifically, the amendments clarify the intent around applying existing fair value measurements and disclosure requirements, as well as, those that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. These amendments are to be applied prospectively for annual periods beginning after December 15, 2011, and early application is not permitted. Due to the level of immateriality of the Level 1, 2 and 3 assets and liabilities that are addressed with these amendments, the Company does not believe that any of these amendments will have a material effect on its consolidated financial statements.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The preparer is given the option to present all nonowner changes in stockholders' equity in a single continuous statement of comprehensive income or in two separate but consecutive statements. This alternative presentation of comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. This accounting standard update is not effective for the Company until July 1, 2012. Due to the level of immateriality of its other comprehensive income, the Company decided not to pursue early adoption of this standard.

(p)
Other Comprehensive Income (Loss)—Comprehensive income (loss) represents our change in equity (net assets), during a period, from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments or distributions by or to owners. The components of comprehensive income (loss) are

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  reported in the Consolidated Statements of Stockholders' Equity. Comprehensive income (loss) includes the change in fair value of our forward foreign currency contracts.

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at:

	June 30,
	2012	2011
Land	$8,504	$8,504
Buildings	44,246	43,197
Furniture and fixtures	97,383	88,952
Equipment	55,808	54,782
Leasehold improvements	15,618	14,250

	221,559	209,685
Less accumulated depreciation	(145,788)	(132,703)

Net property and equipment	$75,771	$76,982

(3) DEBT

        We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $180.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility. This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the "clean down" provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity and limit the amount of dividends that can be paid. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.

        At June 30, 2012, we had no amounts outstanding under the Revolving Credit Facility, $8.6 million of outstanding letters of credit and availability of $123.5 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes. Interest expense of $2.3 million for fiscal 2012 was due primarily to commitment fees of $1.1 million, the amortization of financing fees of $0.9 million and $0.3 million in interest expense on borrowings. As of June 30, 2012, we were in compliance with all required covenants.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(4) ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	June 30,
	2012	2011
Sales tax	$2,673	$2,428
Self-insurance reserves	10,282	10,771
Wages & benefits	4,932	4,809
Property taxes	1,561	1,361
Other expenses	10,847	9,391

Total accrued liabilities	$30,295	$28,760

(5) INCOME TAXES

        Income tax expense consists of:

	Current	Deferred	Total
Fiscal Year Ended June 30, 2012
Federal	$1,505	$(391)	$1,114
State and local	561	(181)	380

Total	$2,066	$(572)	$1,494

Fiscal Year Ended June 30, 2011
Federal	$2,222	$3,090	$5,312
State and local	391	265	656

Total	$2,613	$3,355	$5,968

Fiscal Year Ended June 30, 2010
Federal	$4,621	$701	$5,322
State and local	539	60	599

Total	$5,160	$761	$5,921

        A reconciliation of the expected federal income tax expense at the statutory income tax rate to the actual tax expense follows (based upon a tax rate of 35%):

	Fiscal Year Ended June 30,
	2012	2011	2010
Expected federal income tax expense	$1,892	$5,442	$5,834
State income taxes, net of related federal tax benefit	214	403	441
Other, net	(612)	123	(354)

Total tax expense	$1,494	$5,968	$5,921

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(5) INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	June 30,
	2012	2011	2010
Deferred tax assets:
Current:
Other payroll and benefits	$1,847	$845	$884
Inventory reserves	895	872	458
Self-insurance reserves	3,738	4,093	4,739
Share-based compensation	4,261	4,038	3,358
Other current liabilities	1,020	1,269	273
Noncurrent:
Deferred rent	1,262	1,221	1,212

Total gross deferred tax assets	$13,023	$12,338	$10,924

Deferred tax liabilities:
Current:
Inventory costs	$7,951	$7,584	$7,315
Prepaid supplies	3,275	3,086	2,685
Non-current:
Property and equipment	6,075	6,518	2,419

Total gross deferred tax liabilities	17,301	17,188	12,419

Net deferred tax liability	$4,278	$4,850	$1,495

        We expect the deferred tax assets at June 30, 2012 to be fully recovered and the deferred tax liabilities at June 30, 2012 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowance for deferred tax assets was considered necessary as of June 30, 2012.

        Accounting for Uncertainty in Income Taxes—The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. The Internal Revenue Service (IRS) has concluded an examination of the Company for years ending on or before June 30, 2010.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(5) INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2009	$1,035
Additions for tax positions of prior years	33
Reductions for settlements	(429)

Balance at June 30, 2010	$639
Additions for tax positions of prior years	22

Balance at June 30, 2011	$661
Additions for tax positions of prior years	18
Reductions for lapse of statute of limitations	(101)

Balance at June 30, 2012	$578

        The balance at June 30, 2012, that, if recognized, would affect the effective tax rate is $578. The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended June 30, 2012, 2011, and 2010, we recognized, net of tax effect $18, $22, and $23, in interest, respectively. We paid interest, net of tax, of $92 during the fiscal year ended June 30, 2010. No interest was paid in the tax year ended June 30, 2011 and 2012.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2012.

(6) SHARE-BASED INCENTIVE PLANS

        Performance Shares and Performance Units.    As of June 30, 2012, there were 60,000 performance shares and 60,000 performance units outstanding. Each performance share represents a contingent right to receive one share of common stock and each performance unit represents a contingent right to receive $8.00 in cash. As such, performance units are accounted for as a liability award. The performance shares and performance units vest in one-third tranches over a three year period, subject to the Company's achievement of a performance target during an applicable performance period. Any unvested performance shares and performance units at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods. Any performance share and performance units that are unvested as of the close of business on October 31, 2015 will lapse and be forfeited as of such time.

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

(6) SHARE-BASED INCENTIVE PLANS (Continued)

        Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant in the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant in the 2008 Plan.

        Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of June 30, 2012. The exercise prices of stock options outstanding on June 30, 2012, range between $0.63 and $35.23, which represents the fair market value of our common stock on the date the options were granted. At June 30, 2012, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. There were 384,483 and 336,497 shares available for grant under the 2004 Plan and the 2008 Plan at June 30, 2012, respectively.

        Following is a summary of transactions relating to the 1997 Plan, 2004 Plan and 2008 Plan options for the fiscal years ended June 30, 2012, 2011, and 2010 (share amounts in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2009 (vested or expected to vest	2,987	11.37	6.02	2,492
Granted during year	68	4.05
Exercised during the year	(40)	2.02
Forfeited or expired during year	(89)	7.64

Options Outstanding at June 30, 2010	2,926	11.43	5.09	$3,051
Granted during year	512	3.84
Exercised during the year	(46)	1.29
Forfeited or expired during year	(597)	9.39

Options Outstanding at June 30, 2011	2,795	10.68	5.78	$3,943

Granted during year	373	3.57
Exercised during the year	(59)	1.32
Forfeited or expired during year	(214)	20.19

Options Outstanding at June 30, 2012	2,895	9.25	2.53	$3,484

Exercisable at June 30, 2012	2,207	$10.98	2.29	$3,044

        The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2012, 2011, and 2010, was $2.02, $2.06, and $2.42, respectively. The intrinsic value of vested shares at June 30, 2012 is $3,044.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(6) SHARE-BASED INCENTIVE PLANS (Continued)

        There were options to purchase 58,703, 46,165 and 39,268 shares of our common stock, which were exercised during the fiscal years ended June 30, 2012, June 30, 2011, and June 30, 2010, respectively. The aggregate intrinsic value of stock options exercised was $78, $60 and $79 during the fiscal years ended June 30, 2012, June 30, 2011, and 2010, respectively. At June 30, 2012 we had $1,066 of total unrecognized share-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.87 years.

        The following table summarizes information about stock options outstanding at June 30, 2012 (share amounts in thousands):

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.63 - $0.63	6,666	6.70	$0.63	6,666	$0.63
$1.07 - $1.07	600,000	1.21	1.07	600,000	1.07
$1.24 - $3.56	672,299	5.49	2.42	358,213	1.50
$3.57 - $3.61	22,750	9.57	3.58	—	—
$3.74 - $3.74	467,000.93		3.74	155,667	3.74
$4.06 - $20.01	335,497	4.48	12.28	295,412	13.28
$20.04 - $35.23	790,999.86		23.46	790,999	23.46

	2,895,211	2.52	$9.25	2,206,957	$10.98

        Restricted Stock Awards—Under the terms of the 1997 Plan, the 2004 Plan, and the 2008 Plan, we may also grant restricted stock to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market price of our common stock at the date of award. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended June 30, 2012, 2011, and 2010, was $3.57, $4.95, and $3.43, respectively. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan and the 2008 Plan, as of June 30, 2012, there were 190,535 shares of restricted stock outstanding with award vesting periods of one to three years and a weighted average fair value of $3.79 per share. Compensation expense related to restricted shares is recognized ratably over the requisite service period. Expense recorded for all restricted stock awards totaled $668, $1,292, and $1,286 for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. At June 30, 2012, we had $465 of total unrecognized share-based compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.37 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(6) SHARE-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about restricted stock awards outstanding at June 30, 2012 (share amounts in thousands):

	Number of Shares (thousands)	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2009	1,151	$1.79
Granted during year	197	3.43
Vested during year	(493)	2.20
Forfeited during year	(51)	2.58

Outstanding at June 30, 2010	804	$1.89
Granted during year	156	4.95
Vested during year	(511)	2.49
Forfeited during year	(39)	1.74

Outstanding at June 30, 2011	410	$2.31
Granted during year	162	3.57
Vested during year	(352)	1.96
Forfeited during year	(29)	3.83

Outstanding at June 30, 2012	191	$3.79

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

Fiscal Years Ending June 30,
2013	$62,363
2014	47,059
2015	33,534
2016	23,203
2017	10,836
Thereafter	6,823

Total minimum rental payments	$183,818

        Rent expense for the fiscal years ended June 30, 2012, 2011, and 2010 was $82,459, $78,791, and $79,184, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(8) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant's contribution up to 4% of participant's compensation. We expensed contributions of $1,054, $1,027, and $983 for the fiscal years ended June 30, 2012, 2011, and 2010.

(9) LEGAL PROCEEDINGS

        During 2001 and 2002, we were named as a defendant in three complaints filed in the Superior Court of California in and for the County of Los Angeles. The plaintiffs sought to certify a statewide class made up of some of our current and former employees, which they claim are owed compensation for overtime wages, penalties and interest. The plaintiffs also sought attorney's fees and costs. In October 2003, we entered into a settlement agreement with a sub-class of these plaintiffs consisting of managers-in-training and management trainees which was paid in November 2005 with no material impact to our financial statements. A store manager class was certified. However, in August 2008, our motion for de-certification of the class of store managers was granted, thereby dismissing their class action claim. The California Court of Appeals upheld the trial court's de-certification order and the California Supreme Court has declined to review that decision. We settled the individual claims of two plaintiffs in the lawsuit with no material impact on our financial statements. In addition, approximately 75 individual plaintiffs initially chose to pursue their claims individually and filed separate lawsuits against us alleging overtime violations. In May 2012, the company entered into a settlement and release agreement with the remaining plaintiffs to dismiss all pending lawsuits in the aggregate amount of $463, which includes all attorney fees and past decisions, and will release the Company from any past manager litigation.

        A similar lawsuit, which also alleges claims concerning meal and rest periods, was filed in Orange County, California in 2004, by managers, managers-in-training and assistant managers, and an amended complaint was filed in July 2007. In December 2008, the four plaintiffs abandoned their class action claim and have elected to pursue their individual claims as well as claims under California's Private Attorney General Act with respect to such allegations. The Court has found in our favor on all claims and a final judgment has been entered. The plaintiffs have chosen not to pursue an appeal. A companion lawsuit alleging the same claims was filed in Orange County Superior Court in December 2008 on behalf of approximately thirty-four additional individual plaintiffs. This lawsuit includes a claim under California's Private Attorney General Act. Of the 34 plaintiffs, we have settled 11 cases representing the store manager plaintiffs for approximately $185, including all attorney fees. Trial dates have been set for September 2012.

        In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the Superior Court of California in and for the County of Los Angeles, alleging claims covering meal and rest period violations. The parties are presently conducting discovery. The court has certified the class on a limited issue relating to the use of on-duty meal period agreements.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All dollar amounts in thousands, except per share amounts)

(9) LEGAL PROCEEDINGS (Continued)

        In July 2012, a discrimination claim was filed with the Equal Employment Opportunity Commission by our former CEO. The Company believes this charge is without merit and intends to vigorously defend this matter.

        We intend to vigorously defend all pending actions. We do not believe these or any other legal proceedings pending or threatened against us would have a material adverse effect on our financial condition or results of operations.

(10) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands, except per share data)
Net income	$3,913	$9,579	$10,748
Less: Income to participating securities	30	130	245

Net Income attributable to common shares	$3,883	$9,449	$10,503

Weighted average common shares outstanding—basic	41,986	42,493	41,920
Effect of dilutive stock equivalents	550	585	563

Weighted average commons shares outstanding—dilutive	42,536	43,078	42,483

Net income per common share—basic	$0.09	$0.22	$0.25
Net income per common share—diluted	$0.09	$0.22	$0.25

        Options representing rights to purchase shares of common stock of 1,871,699 at June 30, 2012, 1,785,456 at June 30, 2011 and 1,839,956 at June 30, 2010 were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the years ended June 30, 2012 and 2011:

	Quarters Ended(1)
	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012
Net sales	$170,653	$273,054	$172,699	$196,376
Gross profit	64,973	104,815	65,564	73,512
Operating income (loss)	(8,498)	25,485	(6,097)	(3,453)
Net income (loss)	(5,690)	15,857	(4,245)	(2,009)
Basic earnings (loss) per share	$(0.13)	$0.37	$(0.10)	$(0.05) (2)
Diluted earnings (loss) per share	$(0.13)	$0.37	$(0.10)	$(0.05)

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

(2)
Loss per share of $0.05 includes the effect of contractual obligations associated with the CEO departure of $2.7 million expensed in the fourth quarter.

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
10.9
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.10
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.11
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.12.1
Amended and Restated Employment Agreement, dated September 29, 2008, between the Company and Kathleen Mason (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 3, 2008)†
10.12.2
First Amendment to the Amended and Restated Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.12.3
Second Amendment to Amended and Restated Employment Agreement, dated February 16, 2012, by and between Tuesday Morning Corporation and Kathleen Mason (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on February 17, 2012)†
10.13.1
Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on October 3, 2008)†
10.13.2
First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.13.3
Second Amendment to Employment Agreement, dated February 16, 2012, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on February 17, 2012)†
10.14
Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 10, 2008)†

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
10.18.1
Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed with the Commission on December 23, 2008)†
10.18.2
Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 30, 2009)
10.18.3
Second Amendment to Credit Agreement, dated January 29, 2010, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 4, 2010)
10.18.4
Third Amendment to Credit Agreement, dated November 17, 2011, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on November 23, 2011)
10.19
Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.20
Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.21
Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.22
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.23
Form of Performance Unit Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 17, 2012)†

Exhibit No.	Description
10.24	Form of Performance Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on February 17, 2012)†
10.25
Standstill Agreement, dated as of June 29, 2012, by and among Tuesday Morning Corporation, Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners V, L.P. and BC Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K file with the Commission on July 2, 2102)
10.26	Form of Retention Bonus Agreement, dated as of June 5, 2012, by and between Tuesday Morning Corporation and the Executive Office name therein (filed herewith)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**

†
Management contract or compensatory plan or arrangement

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