Form 10-Q
period 2012-09-30
TUESDAY MORNING CORP/DE
filed 2012-10-29
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2012
Common Stock, par value $0.01 per share	42,497,014

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

Readers are referred to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2012 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2012 (unaudited) and June 30, 2012

(In thousands, except for per share data)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,001	$39,740
Inventories	331,721	265,630
Prepaid expenses and other current assets	16,756	11,357
Deferred income taxes	1,149	535
Total current assets	359,627	317,262

Property and equipment, net	75,692	75,771
Deferred financing costs	2,452	2,603
Other assets	1,570	1,531

Total Assets	$439,341	$397,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,379	$98,009
Accrued liabilities	36,353	30,295
Income taxes payable	46	19
Total current liabilities	163,778	128,323

Revolving credit facility	12,500	—
Deferred rent	3,133	3,262
Income tax payable - non current	584	578
Deferred income taxes	4,756	4,813

Total Liabilities	184,751	136,976

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 44,205,183 shares issued and 42,482,639 shares outstanding at September 30, 2012 and 43,436,404 shares issued and 41,721,537 shares outstanding at June 30, 2012	442	434
Additional paid-in capital	212,540	211,358
Deferred compensation on restricted stock	(867)	(1,029)
Retained earnings	48,613	55,574
Accumulated other comprehensive loss	(4)	(54)
Less: 1,722,544 common shares in treasury, at cost, at September 30, 2012 and 1,714,867 common shares at June 30, 2012 in treasury, at cost	(6,134)	(6,092)

Total Stockholders’ Equity	254,590	260,191

Total Liabilities and Stockholders’ Equity	$439,341	$397,167

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended September 30,
	2012	2011
Net sales	$172,795	$170,653
Cost of sales	107,889	105,680
Gross profit	64,906	64,973
Selling, general and administrative expenses	75,790	73,471
Operating loss	(10,884)	(8,498)
Other income (expense):
Interest expense	(422)	(797)
Other income, net	58	42
	(364)	(755)
Loss before income taxes	(11,248)	(9,253)
Income tax benefit	(4,287)	(3,563)

Net loss	$(6,961)	$(5,690)

Loss Per Share
Net loss per common share:
Basic	$(0.17)	$(0.13)
Diluted	$(0.17)	$(0.13)
Weighted average number of common shares:
Basic	41,764	42,711
Diluted	41,764	42,711

Dividends per common share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except for per share data)

	Three Months Ended September 30,
	2012	2011
Net loss	$(6,961)	$(5,690)

Other Comprehensive Income:
Foreign currency translation adjustments	50	66
Less: Reclassification adjustment for losses included in net income	(1)	—
Other Comprehensive Income, before tax	49	66
Less: Income tax expense related to items of other comprehensive income	19	25
Comprehensive Loss	$(6,931)	$(5,649)

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011
Net cash flows from operating activities:
Net loss	$(6,961)	$(5,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,608	3,973
Amortization of financing fees	151	255
Deferred income taxes	(671)	(170)
Loss on disposal of assets	85	118
Stock-based compensation	196	419
Other non-cash items	50	66
Change in operating assets and liabilities:
Inventories	(66,098)	(41,930)
Prepaid and other assets	(5,438)	(457)
Accounts payable	23,989	36,557
Accrued liabilities	6,057	980
Deferred rent	(129)	(98)
Income taxes payable	33	(28)
Net cash used in operating activities	(45,128)	(6,005)

Net cash flows from investing activities:
Capital expenditures	(3,614)	(2,482)
Net cash used in investing activities	(3,614)	(2,482)

Net cash flows from financing activities:
Repayments under revolving credit facility	(35,515)	(40,896)
Proceeds under revolving credit facility	48,015	54,396
Change in cash overdraft	5,381	(18,107)
Excess tax benefit from the exercise of employee stock options	(275)	38
Purchases of treasury stock	(42)	(1,180)
Proceeds from the exercise of stock options	1,439	3
Net cash provided by (used in) financing activities	19,003	(5,746)
Net decrease in cash and cash equivalents	(29,739)	(14,233)
Cash and cash equivalents, beginning of period	39,740	19,400
Cash and cash equivalents, end of period	$10,001	$5,167

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.         Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K for the year ended June 30, 2012.  Due to the seasonal nature of our business, the results of operations for the quarter are not indicative of the results to be expected for the entire fiscal year.

The balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2012.  We operate our business as a single operating segment.

2.         Stock-based compensation — We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan, as amended (the “2008 Plan”), which allow for the granting of stock-based compensation, including stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for the Company, and its subsidiaries.    Equity awards may no longer be granted under the 1997 Plan as such plan terminated pursuant to its terms in December 2007) but existing options granted under the plan may still be exercisable.  Equity awards may be subject to forfeiture if certain performance requirements are not met under the 2004 and 2008 Plans.

Performance Shares and Performance Units.   As of September 30, 2012, there were 60,000 performance shares and 60,000 performance units outstanding.  Each performance share represents a contingent right to receive one share of common stock and each performance unit represents a contingent right to receive $8.00 in cash.  As such, performance units are accounted for as a liability award.  The performance shares and performance units vest in one-third tranches over a three year period, subject to the Company’s achievement of a performance target during an applicable performance period.  Any unvested performance shares and performance units at the end of the performance period are rolled over and become eligible to vest in subsequent performance periods.  Any performance shares and performance units that are unvested as of the close of business on October 31, 2015 will lapse and be forfeited as of such time.

Stock Options.  The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 2,500,000 shares, respectively, of authorized, but unissued common stock. At our upcoming 2012 annual meeting of stockholders, our stockholders are being asked to vote on an amendment to the 2008 plan to increase the number of shares of common stock available for awards under the 2008 plan to 5,365,000.  Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

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

As of September 30, 2012, there are 500,000 performance stock options with a weighted average grant value of $5.56 under the 2004 Plan and 300,000 performance stock options with a weighted average grant value of $5.59 under the 2008 Plan.  The performance stock options generally vest as follows: (i) options to purchase the first one-third tranche of shares of common stock will vest if the weighted-average closing price per share of the common stock for 90 consecutive trading days (the “Trailing Trading Price”) equals or exceeds $7.50 per share, (ii) options to purchase the second one-third tranches of shares of common stock will vest if the Trailing Trading Price equals or exceeds $10.00 per share, and (iii) options to purchase the third one-third tranches of shares of common stock will vest if the Trailing Trading Price equals or exceeds $12.50 per share. Any stock options that have not vested before the third anniversary of the grant date will generally terminate at such time; provided, that if the second tranche of stock options vest because the Trailing Trading Price for such options is met, then the remaining stock options will generally terminate if not vested by the fourth anniversary of the grant date.

The exercise prices of stock options outstanding on September 30, 2012 range between $0.63 and $35.23, which represents market value on the grant date. There were 142,243 and 99,808 shares available for grant under the 2004 Plan and the 2008 Plan at September 30, 2012, respectively.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market price at the date of award.  As of September 30, 2012, there were 181,806 shares of restricted stock outstanding with vesting periods of one to three years and a weighted average grant date fair value of $3.91 per share under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Total cost of stock-based compensation during the period	$190	$364
Amounts capitalized in ending inventory	(100)	(166)
Amounts recognized in expense previously capitalized	106	221

Amounts charged against income for the period before tax	$196	$419

3.       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarters ended September 30, 2012 and 2011 was $6.9 million and $5.6 million, respectively.

4.        Commitments and contingencies —

A lawsuit was brought against us in 2008 by 34 employees in California Superior Court, County of Orange alleging claims concerning overtime and meal and rest periods.  Discovery has been completed.  Of the 34 plaintiffs, the Company has settled 11 cases representing the store manager plaintiffs and dismissals were filed with respect to such cases on May 29, 2012.  The Company has also settled 4 of the assistant manager cases and dismissals for such cases are pending.  The remaining 19 cases concern hourly employees alleging meal and rest break claims and trial dates for these remaining cases have been set for February 2013.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the California Superior Court, County of Los Angeles, alleging claims related to meal and rest period violations. The parties are presently conducting discovery.  The court has certified the class on a limited issue relating to the use of on-duty meal period agreements.

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

In October 2012, the Company’s EVP and COO was terminated without cause.  Payment will be made in accordance with the amended employment agreement, and recognized in the second fiscal quarter of 2013.

5.      Loss per common share - The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended September 30,
(in thousands, except for per share data)	2012	2011
Net loss	$(6,961)	$(5,690)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(6,961)	$(5,690)
Weighted average number of common shares outstanding - basic	41,764	42,711
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding - dilutive	41,764	42,711
Net loss per common share - basic	$(0.17)	$(0.13)
Net loss per common share - diluted	$(0.17)	$(0.13)

Options representing rights to purchase 948,065 shares and 1,842,635 shares of common stock of at September 30, 2012 and September 30, 2011, respectively, were not included in the diluted loss per share calculation because the assumed exercise of such options would have been anti-dilutive.

6.         Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of September 30, 2012, we were in compliance with all required covenants.  Interest expense of $0.4 million for the quarter ended September 30, 2012 was due primarily to commitment fees of $0.2 million, interest expense of $0.1 million, and the amortization of financing fees of $0.1 million.

At September 30, 2012, we had $12.5 million outstanding under the Revolving Credit Facility, $8.1 million of outstanding letters of credit and availability of $159.4 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

7.       Income taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007. The Internal Revenue Service has concluded an examination of the Company for all tax years ended on or before June 30, 2009.  The effective tax rates for the quarters ended September 30, 2012 and September 30, 2011 were 38.1% and 38.5%, respectively.  The effective tax rate was lower in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to a decrease in expected permanent tax differences for fiscal 2013.

8.         Cash and cash equivalents — Credit card receivables of $8.5 million and $8.8 million at September 30, 2012 and June 30, 2012, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

9.        Recent accounting pronouncements - In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Specifically, the amendments clarify the intent around applying existing fair value measurements and disclosure requirements, as well as, those that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. These amendments are to be applied prospectively for annual periods beginning after December 15, 2011, and early application is not permitted. Due to the level of immateriality of the Level 1, 2 and 3 assets and liabilities that are addressed with these amendments, the Company does not believe that any of these amendments will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This standard eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The preparer is given the option to present all nonowner changes in stockholders’ equity in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This alternative presentation of comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  As this accounting standard update became effective for the Company as of July 1, 2012 the Company has adopted a two statement approach, and included a Statement of Comprehensive Income and associated disclosures, herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of the Quarterly Report on Form 10-Q.

Business Overview

We operated 840 discount retail stores in 43 states as of September 30, 2012.  We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices.  Our stores have periodic “sales events” that occur in each month except January and July.  As we conduct physical inventories at all of our stores, we are normally closed for up to five days during the months of January and July, which traditionally have been weaker months for retailers.  We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers.  We do not sell seconds, irregulars, refurbished or factory rejects.

As a closeout retailer of home furnishings, we currently compete against a diverse group of retailers, including department and discount stores, specialty, catalog and e-commerce retailers, which sell, among other products, home furnishings and related products similar and often identical to those we sell.  We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell.

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

Under the retail inventory method, permanent markdowns result in cost reductions in inventory.  We utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and traffic for a specified period of time.  Markdowns during the first quarter of fiscal 2013 were 5.1% of sales versus 5.0% of sales for the same period last year.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2012 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2013 of $1.7 million and $0.02, respectively.  Under current economic conditions, forecasts can vary significantly from the actual results we achieve.

Net sales for the first quarter of fiscal 2013 were approximately $172.8 million, an increase of 1.3% compared to the same period last year. Comparable store sales for the quarter ended September 30, 2012, increased by 1.7% compared to the same period last year, which was primarily due to a 4.7% increase in average ticket offset by a 3.0% decrease in traffic.  Net loss for the quarter was $7.0 million and loss per share was $0.17.

In September 2012, we named a new Chief Executive Officer.  Future strategic decisions made by the new Chief Executive Officer may have a significant impact on our financial results in future quarters.

We opened 4 new stores and closed 16 existing stores during the first quarter of fiscal 2013. In addition, we relocated 14 existing stores during the first quarter of fiscal 2013.

Store Openings/Closings

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Fiscal Year Ended June 30, 2012
Stores open at beginning of period	852	861	861
Stores opened during the period	4	6	24
Stores closed during the period	(16)	(14)	(33)
Stores opened at end of period	840	853	852

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

	Three Months Ended September 30,
	2012	2011
Net Sales	100.0%	100.0%
Cost of Sales	62.4	61.9
Gross Profit	37.6	38.1
Selling, general and administrative expenses	43.9	43.1
Operating loss	(6.3)	(5.0)
Net interest expense and other expense	(0.2)	(0.4)
Loss before income taxes	(6.5)	(5.4)
Income tax benefit	(2.5)	(2.1)

Net loss	(4.0)%	(3.3)%

Three Months Ended September 30, 2012

Compared to the Three Months Ended September 30, 2011

During the first quarter of fiscal 2013, net sales increased to $172.8 million from $170.7 million, an increase of $2.1 million or 1.3%, compared to the quarter ended September 30, 2011.  The increase in first quarter sales was primarily due to a 1.7% increase in comparable store sales.  The increase in comparable sales for the first quarter of fiscal 2013 was comprised of a 4.7% increase in average ticket offset by a 3.0% decrease in traffic.

Gross profit decreased $0.1 million or 0.1% to $64.9 million for the first quarter ended September 30, 2012 compared to $65.0 million for the same quarter last year.  As a percentage of net sales, gross profit decreased to 37.6% for the quarter ended September 30, 2012 compared to 38.1% for the same quarter in fiscal 2012 due to higher freight costs, slightly higher markdowns and a small change in product mix.

Selling, general and administrative expenses increased $2.3 million, or 3.2%, to $75.8 million for the first quarter of fiscal 2013 from $73.5 million for the same quarter last year.  Of the $2.3 million increase in selling, general and administrative expenses, approximately $1.5 million relates to non-recurring charges primarily for consulting, legal and recruitment.  The remaining increase in selling, general and administrative expenses is primarily driven by an increase in store wages incurred for cleaning and organizing of certain stores.  As a percentage of net sales, excluding non-recurring expenses related to one-time charges for consulting, legal and recruitment, selling, general and administrative expenses remained relatively flat at 43.0% in the first quarter of fiscal 2013 compared to 43.1% in the same quarter last year.    Excluding non-recurring charges related to consulting, legal and recruitment, selling, general and administrative expenses, on a per store basis, were up 2.7% year over year.

The income tax benefit for the quarter ended September 30, 2012 was $4.3 million compared to $3.6 million for the same period last year.  The effective tax rates for the quarters ended September 30, 2012 and September 30, 2011 were 38.1% and 38.5%, respectively.  The effective tax rate was lower in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to a decrease in expected permanent tax differences for fiscal 2013.

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

Net cash used in operating activities for the three months ended September 30, 2012 and 2011 was $45.1 million and $6.0 million, respectively. The $45.1 million of cash used in operating activities for the three months ended September 30, 2012 was primarily due to the result of an increase in inventory of $66.1 million, an increase in other assets of $5.4 million, net loss of $3.4 million excluding depreciation and amortization, largely offset by an increase in accounts payable and accrued liabilities of $24.0 million and $6.0 million, respectively. The increase in inventory was due to an increase in purchases in preparation for the holiday selling season and the timing of payments to vendors.  There were no significant changes to our vendor payment policy during this time.

Capital expenditures are principally associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $3.6 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively.  We expect to spend approximately $8.0 to $9.0 million for additional capital expenditures during the remainder of fiscal 2013, which will primarily include systems improvements, the opening of new stores, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.  The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the three-month period ended September 30, 2012, 7,677 shares were repurchased under the Repurchase Program at an average cost of $5.49 per share and for a total cost (excluding commissions) of approximately $42,000.  All such shares were purchased by the Company in connection with the tax liability associated with the vesting of restricted stock awards under the Company’s equity incentive plan.

We have a credit agreement providing for an asset-based, five-year senior secured Revolving Credit Facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of September 30, 2012, we were in compliance with all required covenants.  Interest expense of $0.4 million for the quarter ended September 30, 2012 was due primarily to commitment fees of $0.2 million, interest expense of $0.1 million and the amortization of financing fees of $0.1 million.

At September 30, 2012, we had $12.5 million outstanding under the Revolving Credit Facility, $8.1 million of outstanding letters of credit and availability of $159.4 million under the Revolving Credit Facility subject to minimum availability requirements as discussed above. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, depending on the type of borrowing, plus an applicable margin. These rates are increased or reduced as our average daily availability changes.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Specifically, the amendments clarify the intent around applying existing fair value measurements and disclosure requirements, as well as, those that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. These amendments are to be applied prospectively for annual periods beginning after December 15, 2011, and early application is not permitted. Due to the level of immateriality of the Level 1, 2 and 3 assets and liabilities that are addressed with these amendments, the Company does not believe that any of these amendments will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This standard eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The preparer is given the option to present all nonowner changes in stockholders’ equity in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This alternative presentation of comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  As this accounting standard update became effective for the Company as of July 1, 2012 the Company has adopted a two statement approach, and included a Statement of Comprehensive Income and associated disclosures, herein.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of September 30, 2012, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2012.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2012 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A lawsuit was brought against us in 2008 by 34 employees in California Superior Court, County of Orange alleging claims concerning overtime and meal and rest periods.  Discovery has been completed.  Of the 34 plaintiffs, the Company has settled 11 cases representing the store manager plaintiffs and dismissals were filed with respect to such cases on May 29, 2012.  The Company has also settled 4 of the assistant manager cases and dismissals for such cases are pending.  The remaining 19 cases concern hourly employees alleging meal and rest break claims and trial dates for these remaining cases have been set for February 2013.

In December 2008, a class action lawsuit was filed by hourly, non-exempt employees in the California Superior Court, County of Los Angeles, alleging claims  related to meal and rest period violations. The parties are presently conducting discovery.  The court has certified the class on a limited issue relating to the use of on-duty meal period agreements.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended September 30, 2012 are listed in the following table:

Period	Total Number of Sales Repurchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
July 1 through July 31	—	$—	—	$3,908,454
August 1 through August 31	6,539	$5.33	6,539	$3,873,606
September 1 through September 30	1,138	$6.42	1,138	$3,866,311
Total	7,677	$5.49	7,677	$3,866,311

(1)           Includes shares of Common Stock withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

(2)           Excludes commissions.

(3)           On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. For the quarter ended  September 30, 2012, 7,677 shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $42,000.  All the shares were withheld by the Company in connection with the tax liability associated with the vesting of restricted stock awards under the Company’s equity incentive plans.

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

10.1

Employment Agreement, dated September 1, 2012, between Tuesday Morning Corporation and Brady Churches (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.2

Form of Performance Incentive Stock Option Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.3

Form of Performance Non-Qualified Stock Option Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.4

Form of Performance Incentive Stock Option Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.5

Form of Performance Non-Qualified Stock Option Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 29, 2012	By:	/s/ STEPHANIE BOWMAN
Stephanie Bowman, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

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

10.1

Employment Agreement, dated September 1, 2012, between Tuesday Morning Corporation and Brady Churches (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.2

Form of Performance Incentive Stock Option Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.3

Form of Performance Non-Qualified Stock Option Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.4

Form of Performance Incentive Stock Option Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

10.5

Form of Performance Non-Qualified Stock Option Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan(incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K as filed with the Commission on September 7, 2012)

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