Form 10-Q
period 2012-12-31
TUESDAY MORNING CORP/DE
filed 2013-01-31
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number 0-19658

TUESDAY MORNING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2398532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6250 LBJ Freeway

Dallas, Texas 75240

(Address of principal executive offices) (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2013
Common Stock, par value $0.01 per share	42,593,847

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Quarterly Report on Form 10-Q particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial position, and our business outlook or state other “forward-looking” information.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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

•                                                                                                      our freight costs and the impact of changes in fuel prices on our cost of goods sold;

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements were made. Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events and circumstances after the date on which the statements were made.

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2012 (unaudited) and June 30, 2012

(In thousands, except for per share data)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,983	$39,740
Inventories	208,304	265,630
Prepaid expenses and other current assets	8,084	11,357
Deferred income taxes	9,289	535
Total current assets	273,660	317,262

Property and equipment, net	73,991	75,771
Deferred financing costs	2,301	2,603
Other assets	1,287	1,531

Total Assets	$351,239	$397,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,137	$98,009
Accrued liabilities	38,505	30,295
Income taxes payable	1,105	19
Total current liabilities	109,747	128,323

Revolving credit facility	—	—
Deferred rent	2,936	3,262
Income tax payable — non current	482	578
Deferred income taxes	4,395	4,813

Total Liabilities	117,560	136,976

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 44,272,777 shares issued and 42,547,477 outstanding at December 31, 2012 and 43,436,404 shares issued and 41,721,537 shares outstanding at June 30, 2012	443	434
Additional paid-in capital	213,557	211,358
Deferred compensation on restricted stock	(1,319)	(1,029)
Retained earnings	27,147	55,574
Accumulated other comprehensive loss	2	(54)
Less: 1,725,300 common shares in treasury, at cost, at December 31, 2012 and 1,714,867 common shares in treasury, at cost, at June 30, 2012	(6,151)	(6,092)

Total Stockholders’ Equity	233,679	260,191

Total Liabilities and Stockholders’ Equity	$351,239	$397,167

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	$285,312	$273,054	$458,107	$443,707
Cost of sales	223,711	168,239	331,600	273,919
Gross profit	61,601	104,815	126,507	169,788
Selling, general and administrative expenses	84,194	79,330	159,984	152,802
Operating income (loss)	(22,593)	25,485	(33,477)	16,986
Other income (expense):
Interest income	—	—	—	—
Interest expense	(486)	(651)	(908)	(1,448)
Other income (expense), net	(1,267)	108	(1,209)	150
	(1,753)	(543)	(2,117)	(1,298)
Income (loss) before income taxes	(24,346)	24,942	(35,594)	15,688
Income tax expense (benefit)	(2,880)	9,085	(7,167)	5,522

Net income (loss)	$(21,466)	$15,857	$(28,427)	$10,166

Earnings Per Share
Net income (loss) per common share:
Basic	$(0.51)	$0.37	$(0.68)	$0.24
Diluted	$(0.51)	$0.37	$(0.68)	$0.23
Weighted average number of common shares:
Basic	42,308	42,131	42,036	42,421
Diluted	42,308	42,673	42,036	42,972

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except for per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(21,466)	$15,857	$(28,427)	$10,166

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	6	(14)	57	66
Less: Reclassification adjustment for losses included in net income	—	—	(1)	—
Other Comprehensive Income, before tax	6	(14)	56	66
Less: Income tax expense (benefit) related to items of other comprehensive income	2	(5)	21	25
Comprehensive Income (Loss)	$(21,462)	$15,848	$(28,392)	$10,207

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended December 31,
	2012	2011
Net cash flows from operating activities:
Net income (loss)	$(28,427)	$10,166
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,130	7,607
Amortization of financing fees	302	459
Deferred income taxes	(9,172)	(1,292)
Loss on disposal of assets	1,503	216
Stock-based compensation	1,024	993
Other non-cash items	56	52
Change in operating assets and liabilities:
Inventories	57,243	24,941
Prepaid and other assets	3,517	6,058
Accounts payable	(27,872)	8,976
Accrued liabilities	7,716	3,323
Deferred rent	(326)	202
Income taxes payable	990	5,333
Net cash provided by operating activities	13,684	67,034

Net cash flows from investing activities:
Capital expenditures	(6,360)	(5,571)
Net cash used in investing activities	(6,360)	(5,571)

Net cash flows from financing activities:
Repayments under revolving credit facility	(93,655)	(92,338)
Borrowings under revolving credit facility	93,655	92,338
Change in cash overdraft	—	(18,791)
Excess tax benefit from the exercise of employee stock options	(507)	145
Payments of debt financing costs	—	(816)
Purchases of treasury stock	(59)	(4,284)
Proceeds from the exercise of stock options	1,485	11
Net cash provided by (used in) financing activities	919	(23,735)
Net increase in cash and cash equivalents	8,243	37,728
Cash and cash equivalents, beginning of period	39,740	19,400
Cash and cash equivalents, end of period	$47,983	$57,128

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.                                       Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  The results of operations for the three-and six-month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

The balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  We operate our business as a single operating segment.

In the second quarter of fiscal 2013, the Company made a strategic decision to accelerate the sell off certain inventory by the end of the 2013 calendar year. In connection with this decision, the company has recorded a pre-tax $41.8 million inventory write-down against cost of goods sold. This write-down reduced net income for the quarter ended December 31, 2012 by $31.8 million or $0.75 per diluted share, and reduced net income for the six months ended December 31, 2012 by $31.8 million or $0.76 per diluted share.

2.                                       Stock-based compensation — We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan, as amended (the “2008 Plan”), which allow for the granting of stock-based compensation, including stock options and restricted stock to directors, officers and key employees of, and certain other key individuals who perform services for the Company, and its subsidiaries.  Equity awards may no longer be granted under the 1997 Plan as such plan terminated pursuant to its terms in December 2007, but existing options granted under the plan may still be exercisable.  Equity awards may be subject to forfeiture if certain performance requirements are not met under the 2004 and 2008 Plans.

Performance Shares and Performance Units.  As of December 31, 2012, there were 12,337 performance shares and no performance units outstanding.  Each performance share represents a contingent right to receive one share of common stock.  The performance shares generally vest as follows: (i) the first one-third tranche of performance shares will vest if the weighted-average closing price per share of common stock for 90 consecutive trading days (the “Trailing Trading Price”) equals or exceeds $7.50 per share, (ii) the second one-third tranche of performance shares will vest if the Trailing Trading Price equals or exceeds $10.00 per share, and (iii) the third one-third tranches of performance shares will vest if the Trailing Trading Price equals or exceeds $12.50 per share. Any shares that have not vested before the third anniversary of the grant date will generally terminate at such time; provided, that if the second tranche of shares vest because the Trailing Trading Price for such shares is met, then the remaining shares will generally terminate if not vested by the further anniversary of the grant date.

Stock Options.  The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock.  The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000, and 5,365,000 shares, respectively, of authorized, but unissued common stock. Our stockholders approved an amendment to the 2008 plan to increase the number of shares of common stock available for awards under the 2008 plan from 2,500,000 to 5,365,000 shares at the Company’s 2012 Annual Shareholders Meeting on November 7, 2012. Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

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

As of December 31, 2012, there are 500,000 performance stock options with a weighted average grant value of $5.56 outstanding under the 2004 Plan, 300,000 performance stock options with a weighted average grant value of $5.59 under the 2008 Plan and 200,000 performance stock options with a weighted average grant value of $6.08 outstanding under the 2008 Plan.  The performance stock options generally vest as follows: (i) options to purchase the first one-third tranche of shares of common stock will vest if the Trailing Trading Price equals or exceeds $7.50 per share, (ii) options to purchase the second one-third tranche of shares of common stock will vest if the Trailing Trading Price equals or exceeds $10.00 per share, and (iii) options to purchase the third one-third tranches of shares of common stock will vest if the Trailing Trading Price equals or exceeds $12.50 per share. Any stock options that have not vested before the third anniversary of the grant date will generally terminate at such time; provided, that if the second tranche of stock options vest because the Trailing Trading Price for such options is met, then the remaining stock options will generally terminate if not vested by the fourth anniversary of the grant date.

The exercise prices of stock options outstanding on December 31, 2012 range between $0.63 and $35.23, which represents fair market value on the grant date. There were 102,685 and 2,765,660 shares available for grant under the 2004 Plan and the 2008 Plan at December 31, 2012, respectively.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares of restricted stock are valued at the fair market price at the date of award.  As of December 31, 2012, there were 180,337 shares of restricted stock with vesting periods of one to three years and a weighted average grant date fair market value of $5.10 per share outstanding under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Total cost of stock-based compensation during the period	$752	$370	$942	$734
Amounts capitalized in ending inventory	(210)	(170)	(310)	(336)
Amounts recognized in expense previously capitalized	286	374	392	595

Amounts charged against income for the period before tax	$828	$574	$1,024	$993

3.                                       Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarter ended December 31, 2012 was $21.5 million compared to comprehensive income of $15.8 million for the quarter ended December 31, 2011, while comprehensive loss for the six month period ended December 31, 2012 was $28.4 million compared to comprehensive income for the six month period ended December 31, 2011 of $10.2 million.

4.                                       Commitments and Contingencies — In July 2012, a discrimination claim was filed with the Equal Employment Opportunity Commission by our former Chief Executive Officer.  We believe this charge is without merit and we intend to vigorously defend this matter.

5.                                       Earnings (loss) per common share — The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2012	2011	2012	2011
Net income (loss)	$(21,466)	$15,857	$(28,427)	$10,166
Less: Income to participating securities	—	(137)	—	(92)
Income available (loss attributable) to common shares	$(21,466)	$15,720	$(28,427)	$10,074
Weighted average common shares outstanding - basic	42,308	42,131	42,036	42,421
Effect of diluted stock equivalents	—	542	—	551
Weighted average common shares outstanding - dilutive	42,308	42,673	42,036	42,972
Net income (loss) per common share - basic	$(0.51)	$0.37	$(0.68)	$0.24
Net income (loss) per common share - diluted	$(0.51)	$0.37	$(0.68)	$0.23

All options representing rights to purchase shares were excluded from diluted earnings per share for the quarter and six months ended December 31, 2012, as the Company had a net loss for those periods.  For the quarter and six month periods ended December 31, 2011 options representing rights to purchase 1,854,497 and 1,832,287 shares, respectively, were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

6.                                       Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility, we do not have to comply with any financial covenants. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of December 31, 2012, we were in compliance with all applicable covenants.  Interest expense of $0.5 million for the quarter ended December 31, 2012 was due primarily to commitment fees of $0.2 million, interest expense of $0.1 million and the amortization of financing fees of $0.2 million.

At December 31, 2012, we had no outstanding amounts under the Revolving Credit Facility, $8.1 million of outstanding letters of credit, and availability of $112.4 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes.

7.                                       Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for taxable years ended on or before June 30, 2008. The Internal Revenue Service has concluded an examination of the Company for all taxable years ended on or before June 30, 2010.  The effective tax rates for the quarters and six month periods ended December 31, 2012 and 2011 were 11.8% and 36.4% compared to 20.1% and 35.2%, respectively.  The effective tax rate was lower in the quarter and six months ended December 31, 2012 as compared to the quarter and six months ended December 31, 2011 due to the establishment of a $6.3 million deferred tax asset valuation allowance related to the inventory markdown reserve recorded during the quarter ended December 31, 2012.

8.                                       Cash and Cash Equivalents — Credit card receivables of $4.7 million and $8.8 million at December 31, 2012 and June 30, 2012, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

9.                                       Recent accounting pronouncements — During the six months ended December 31, 2012, one new accounting standard was announced that will become applicable to the Company in future periods. The standard allows companies to apply qualitative impairment tests to indefinite-lived intangibles if certain criteria are met and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this standard to have an impact on our financial position, results of operations or cash flows.

10.                                 Subsequent event — In January 2013, we communicated a reduction in force affecting approximately 115 employees for which we expect to incur approximately $1.0 million in costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Business Overview

We operated 843 discount retail stores in 43 states as of December 31, 2012. We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores have periodic “sales events” that occur in each month except January and July. As we conduct physical inventories at all of our stores, we are normally closed for up to one week during the months of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

Our ability to continuously attract buying opportunities for closeout merchandise, and to anticipate consumer demand as closeout merchandise becomes available, represents an uncertainty in our business. By their nature, specific closeout merchandise items are generally only available from manufacturers or vendors on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are periodically for large quantities. Although we have many sources of merchandise and do not foresee any shortage of closeout merchandise in the near future, we cannot assure that manufacturers or vendors will continue to make desirable closeout merchandise available to us in quantities or on terms acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory.  We utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and traffic for a specified period of time.  Markdowns during the second quarter of fiscal 2013 were 17.2% of sales versus 5.5% of sales for the same period last year related primarily to an inventory valuation charge of approximately $41.8 million.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at December 31, 2012 would result in a decline in gross profit and loss per share for the second quarter of fiscal 2013 of $1.0 million and $0.01, respectively.

Net sales for the second quarter of fiscal 2013 increased $12.3 million or 4.5%, to $285.3 million from $273.1 million in the same period last year. Comparable store sales for the quarter ended December 31, 2012, increased by 5.6% compared to the same period last year, which was due to a 5.3% increase in average ticket and a 0.3% increase in traffic.  We incurred a net loss of $21.5 million and a net loss per share was $0.51 for the quarter ended December 31, 2012, compared to net income of $15.9 million and net income per share of $0.37 for the prior year quarter.

We opened four new stores and closed one existing store during the second quarter of fiscal 2013. In addition, we relocated eight existing stores during the second quarter of fiscal 2013.

Store Openings/Closings

The following table sets forth information regarding our store openings and closings for the six month periods ended December 31, 2012 and 2011, as well as the fiscal year ended June 30, 2012.

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	Fiscal Year Ended June 30, 2012
Stores open at beginning of period	852	861	861
Stores opened during the period	8	15	24
Stores closed during the period	(17)	(15)	(33)
Stores opened at end of period	843	861	852

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.4	61.6	72.4	61.7
Gross profit	21.6	38.4	27.6	38.3
Selling, general and administrative expense	29.5	29.1	34.9	34.4
Operating income (loss)	(7.9)	9.3	(7.3)	3.9
Net interest expense and other income (expense)	(0.6)	(0.2)	(0.5)	(0.3)
Income (loss) before income taxes	(8.5)	9.1	(7.8)	3.6
Income tax expense (benefit)	(1.0)	3.3	(1.6)	1.2

Net income (loss)	(7.5)%	5.8%	(6.2)%	2.4%

Three Months Ended December 31, 2012

Compared to the Three Months Ended December 31, 2011

During the second quarter of fiscal 2013, net sales increased to $285.3 million from $273.1 million for the prior year quarter, an increase of $12.3 million, or 4.5%.  The increase for the second quarter of fiscal 2013 was primarily due to a 5.6% increase in comparable store sales as compared to the second quarter of fiscal 2012. The increase in comparable sales for the second quarter of fiscal 2013 was comprised of a 5.3% increase in average ticket and a 0.3% increase in traffic.

Gross profit decreased $43.2 million, or 41.2%, to $61.6 million for the second quarter of fiscal 2013 compared to $104.8 million for the same quarter last year, related primarily to an inventory valuation charge of approximately $41.8 million.  This inventory charge was required to devalue certain inventory based on a strategic decision to accelerate the sell off of such inventory by the end of the 2013 calendar year.

Selling, general and administrative expenses increased $4.9 million, or 6.1%, to $84.2 million for the second quarter of fiscal 2013 from $79.3 million for the same quarter last year primarily as a result of expenses incurred of $5.3 million related to store clean-up, severance costs, and consulting, legal and recruitment expenses associated with the strategic turnaround efforts of the Company.

The income tax benefit for the second quarter of fiscal 2013 was $2.9 million compared to income tax expense of $9.1 million for the same period last year.  The effective tax rates for the quarters ended December 31, 2012 and 2011 were 11.8% and 36.4%, respectively.  The effective tax rate was lower for the second quarter of fiscal 2013 as compared to the same period last year due to the establishment of a $6.3 million deferred tax asset valuation allowance related to the inventory devaluation charge recorded during the second quarter of fiscal 2013.

Six Months Ended December 31, 2012

Compared to the Six Months Ended December 31, 2011

During the six months ended December 31, 2012, net sales increased to $458.1 million from $443.7 million for the six months ended December 31, 2011, an increase of $14.4 million, or 3.2%.  The increase in sales for the six month period ended December 31, 2012 was primarily due to a 4.0% increase in comparable store sales as compared to the six month period ended December 31, 2011. The increase in comparable sales for the six month period ended December 31, 2012 was comprised of a 4.7% increase in average ticket offset by a 0.7% decrease in traffic.

Gross profit decreased $43.3 million, or 25.5%, to $126.5 million for the six months ended December 31, 2012 as compared to $169.8 million for the same six month period last year, related primarily to an inventory valuation charge of approximately $41.8 million.  This inventory charge was required to devalue certain inventory based on a strategic decision to accelerate the sell off of such inventory by the end of the 2013 calendar year.

Selling, general and administrative expenses during the six months ended December 31, 2012 increased $7.2 million, or 4.7%, to $160.0 million from $152.8 million for the six months ended December 31, 2011 primarily as a result of expenses incurred of $6.8 million related to store clean-up, severance costs, and consulting, legal and recruitment expenses associated with the strategic turnaround efforts of the Company.

The income tax benefit for the six month period ended December 31, 2012 was $7.2 million as compared to income tax expense of $5.5 million for the same six month period last year.  The effective tax rates for the six months ended December 31, 2012 and December 31, 2011 were 20.1% and 35.2%, respectively.  The effective tax rate was lower for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 due to the establishment of a $6.3 million deferred tax asset valuation allowance related to the inventory devaluation charge recorded during the second quarter of fiscal 2013.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended December 31, 2012 and 2011 was $13.7 million and $67.0 million, respectively. The decrease in cash provided by operating activities for the six months ended December 31, 2012 as compared to the prior year period was primarily due to a net loss for the six months ended December 31, 2012 and a decrease in accounts payable and an increase in deferred income taxes for such period, partially offset by a larger reduction in inventories during such period as compared to the prior year period. There were no significant changes to our vendor payment policy during the six months ended December 31, 2012.

Net cash used in investing activities for the six months ended December 31, 2012 and 2011 relate to capital expenditures.  Capital expenditures are primarily associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $6.4 million and $5.6 million for the six months ended December 31, 2012 and 2011, respectively.  We expect to spend approximately $6 to $9 million for additional capital expenditures during the remainder of fiscal 2013, which will primarily include systems improvements, the opening of new stores, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

Net cash provided by financing activities was $0.9 million for the six months ended December 31, 2012, compared to a net cash used in financing activities of $23.7 million for the six months ended December 31, 2011.  The changes relate primarily to a change in cash overdraft of $18.8 million and the purchase of treasury shares of $4.3 million in the prior year period.

On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of its common stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.  The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of common stock the Company will repurchase.  During the six-month period ended December 31, 2012, the Company repurchased 10,433 shares of common stock under the Repurchase Program at an average cost of $5.71 per share and for a total cost (excluding commissions) of approximately $60,000.  All of such shares were purchased by the Company in open-market transactions.

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility, we do not have to comply with any financial covenants. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of December 31, 2012, we were in compliance with all applicable covenants.  Interest expense of $0.5 million for the quarter ended December 31, 2012 was due primarily to commitment fees of $0.2 million, interest expense of $0.1 million and the amortization of financing fees of $0.2 million.

At December 31, 2012, we had no outstanding amounts under the Revolving Credit Facility, $8.1 million of outstanding letters of credit, and had availability of $112.4 million under the Revolving Credit Facility subject to minimum availability requirements as discussed above. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes.

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Our cash and cash equivalents totaled $48.0 million and $39.7 million as of December 31, 2012 and June 30, 2012, respectively. Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities, nor do we have material transactions or commitments involving related persons or entities.

Recent Accounting Pronouncements

During the six months ended December 31, 2012, one new accounting standard was announced that will become applicable to the Company in future periods. The standard allows companies to apply qualitative impairment tests to indefinite-lived intangibles if certain criteria are met and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this standard to have an impact on our financial position, results of operations or cash flows.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of December 31, 2012, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2012.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our management including our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2012, a discrimination claim was filed with the Equal Employment Opportunity Commission by our former Chief Executive Officer.  We believe this charge is without merit and we intend to vigorously defend this matter.

Item 1A. Risk Factors

We believe there have been no material changes in our risk factors previously disclosed in “Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the second quarter of fiscal 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program are listed in the following table:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2) (3)
October 1 through October 31	1,250	$6.46	1,250	$3,858,241
November 1 through November 30	—	$—	—	$3,858,241
December 1 through December 31	1,506	$6.19	1,506	$3,848,917
Total	2,756	$6.31	2,756	$3,848,917

(1)         For the periods ended October 31, 2012, November 30, 2012 and December 31, 2012, the total number of shares purchased includes 1,250 shares, no shares and 1,506 shares, respectively, tendered by employees at an average price per share of $6.46, $0 and $6.19, respectively, to satisfy tax withholding requirements in connection with the vesting of equity awards under the Company’s equity incentive plans.  Shares tendered by employees to satisfy withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)         Excludes commissions

(3)         On August 22, 2011, the Company’s Board of Directors adopted a the Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of its common stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares. On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of common stock the Company will repurchase. For the quarter ending December 31, 2012, 2,756 shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $17,000.  All the shares were withheld by the Company in connection with the tax liability associated with the vesting of restricted stock awards under the Company’s equity incentive plan.

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

3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 31, 2013	By:	/s/ STEPHANIE BOWMAN
Stephanie Bowman, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

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

3.2	Amended and Restated By-laws of the Company dated December 14, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on December 20, 2006)

31.1*	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

** Furnished herewith