Form 10-Q
period 2013-03-31
TUESDAY MORNING CORP/DE
filed 2013-04-30
CIK 878726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2013
Common Stock, par value $0.01 per share	42,832,371

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

•                                                                                                      our freight costs and the impact of changes in fuel prices on  our cost of sales;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2013 (unaudited) and June 30, 2012

(In thousands, except for per share data)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,482	$39,740
Inventories	236,868	265,630
Prepaid expenses and other current assets	11,327	11,357
Deferred income taxes	1,886	535
Total current assets	284,563	317,262

Property and equipment, net	72,119	75,771
Deferred financing costs	2,160	2,603
Other assets	2,201	1,531

Total Assets	361,043	$397,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,286	$98,009
Accrued liabilities	38,997	30,295
Income taxes payable	159	19
Total current liabilities	134,442	128,323

Revolving credit facility	—	—
Deferred rent	2,708	3,262
Income tax payable - non current	487	578
Deferred income taxes	—	4,813

Total Liabilities	137,637	136,976

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 44,559,561 shares issued and 42,829,971 outstanding at March 31, 2013 and 43,436,404 shares issued and 41,721,537 shares outstanding at June 30, 2012	445	434
Additional paid-in capital	217,295	211,358
Deferred compensation on restricted stock	(2,936)	(1,029)
Retained earnings	14,781	55,574
Accumulated other comprehensive loss	—	(54)
Less: 1,729,596 common shares in treasury, at cost, at March 31, 2013 and 1,714,867 common shares in treasury, at cost, at June 30, 2012	(6,179)	(6,092)

Total Stockholders’ Equity	223,406	260,191

Total Liabilities and Stockholders’ Equity	$361,043	$397,167

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	$178,073	$172,699	$636,179	$616,406
Cost of sales	111,916	107,135	443,515	381,054
Gross profit	66,157	65,564	192,664	235,352
Selling, general and administrative expenses	77,891	71,661	237,875	224,463
Operating income (loss)	(11,734)	(6,097)	(45,211)	10,889
Other income (expense):
Interest income	2	—	2	—
Interest expense	(384)	(395)	(1,292)	(1,842)
Other income (expense), net	(140)	(13)	(1,349)	136
	(522)	(408)	(2,639)	(1,706)
Income (loss) before income taxes	(12,256)	(6,505)	(47,850)	9,183
Income tax expense (benefit)	110	(2,260)	(7,057)	3,262

Net income (loss)	$(12,366)	$(4,245)	$(40,793)	$5,921

Earnings Per Share
Net income (loss) per common share:
Basic	$(0.29)	$(0.10)	$(0.97)	$0.14
Diluted	$(0.29)	$(0.10)	$(0.97)	$0.14
Weighted average number of common shares:
Basic	42,427	41,622	42,164	42,156
Diluted	42,427	41,622	42,164	42,702

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except for per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income (loss)	$(12,366)	$(4,245)	$(40,793)	$5,921

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(2)	—	54	52
Less: Reclassification adjustment for losses included in net income	—	—	(1)	—
Other Comprehensive Income, before tax	(2)	—	53	52
Less: Income tax expense (benefit) related to items of other comprehensive income	(1)	—	20	18
Comprehensive Income (Loss)	$(12,367)	$(4,245)	(40,760)	5,955

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2013	2012
Net cash flows from operating activities:
Net income (loss)	$(40,793)	5,921
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,402	11,061
Amortization of financing fees	443	611
Deferred income taxes	(7,139)	14
Loss on disposal of assets	2,055	375
Stock-based compensation	2,350	1,472
Other non-cash items	54	53
Change in operating assets and liabilities:
Inventories	28,776	2,238
Prepaid and other assets	335	2,713
Accounts payable	(2,723)	25,144
Accrued liabilities	8,208	112
Deferred rent	(554)	141
Income taxes payable	49	221
Net cash provided by operating activities	1,463	50,076

Net cash flows from investing activities:
Capital expenditures	(8,312)	(9,548)
Net cash used in investing activities	(8,312)	(9,548)

Net cash flows from financing activities:
Repayments under revolving credit facility	(94,665)	(92,338)
Borrowings under revolving credit facility	94,665	92,338
Change in cash overdraft	—	(14,466)
Excess tax benefit from the exercise of employee stock options	—	217
Payments of debt financing costs	—	(859)
Purchases of treasury stock	(87)	(5,864)
Proceeds from the exercise of stock options	1,678	28
Net cash provided by (used in) financing activities	1,591	(20,944)
Net increase(decrease) in cash and cash equivalents	(5,258)	19,584
Cash and cash equivalents, beginning of period	39,740	19,400
Cash and cash equivalents, end of period	$34,482	38,984

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

1.                                      Basis of presentation — The unaudited consolidated interim financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  The results of operations for the three-and nine-month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

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

In the second quarter of fiscal 2013, the Company made a strategic decision to accelerate the sell off of certain inventory by the end of the 2013 calendar year. In connection with this decision, the Company recorded a pre-tax $41.8 million inventory write-down in cost of goods sales. This write-down reduced net income for the nine months ended March 31, 2013 by $26.3 million or $0.62 per diluted share.

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

Performance Shares and Performance Units.  All outstanding performance shares were forfeited or vested during the third quarter of fiscal 2013, and as a result, there were no performance shares or performance units outstanding as of March 31, 2013.

Stock Options.  The 1997 Plan authorized grants of options to purchase up to 4,800,000 shares of authorized, but unissued common stock.  The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2,000,000 shares, and 5,365,000 shares, respectively, of authorized, but unissued common stock. Our stockholders approved an amendment to the 2008 plan to increase the number of shares of common stock available for awards under the 2008 plan from 2,500,000 to 5,365,000 shares at the Company’s 2012 Annual Shareholders Meeting on November 7, 2012. Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. As of March 31, 2013, there were no performance options outstanding.

The exercise prices of stock options outstanding on March 31, 2013 range between $1.07 and $35.23 per share, which represents fair market value on the grant date. There were 576,501 and 2,388,297 shares available for grant under the 2004 Plan and the 2008 Plan, respectively, at March 31, 2013.

Restricted Stock.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares of restricted stock are valued at the fair market value at the date of award.  As of March 31, 2013, there were 362,171 shares of restricted stock with vesting periods of one to three years and a weighted average grant date fair market value of $7.36 per share outstanding under the 2004 Plan and 2008 Plan.

Stock-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Total cost of stock-based compensation during the period	$1,423	$337	$2,364	$1,071
Amounts capitalized in ending inventory	(333)	(162)	(643)	(498)
Amounts recognized in expense previously capitalized	237	304	629	899

Amounts charged against income for the period before tax	$1,327	$479	$2,350	$1,472

3.                                      Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarter ended March 31, 2013 was $12.4 million compared to comprehensive loss of $4.2 million for the quarter ended March 31, 2012, while comprehensive loss for the nine month period ended March 31, 2013 was $40.8 million compared to comprehensive income for the nine month period ended March 31, 2012 of $6.0 million.

4.                                      Commitments and Contingencies —

In July 2012, a discrimination claim was filed with the U.S. Equal Employment Opportunity Commission (the “EEOC”) by Kathleen Mason, our former President and Chief Executive Officer.  On March 19, 2013, the EEOC provided Ms. Mason with a Notice of Right to Sue letter.  We believe this charge is without merit and we intend to vigorously defend this matter.

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) — in which the original complaint alleged violations of California’s meal and rest period laws.  The named Plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named Plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  Discovery is continuing and a status conference has been set by the Court for July 8, 2013.  The Company believes the claims are without merit and will continue to vigorously defend against them.

5.                                      Earnings (loss) per common share — The following table sets forth the computation of basic and diluted earnings(loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2013	2012	2013	2012
Net income (loss)	$(12,366)	(4,245)	$(40,793)	$5,921
Less: Income to participating securities	—	—	—	(48)
Income available (loss attributable) to common shares	$(12,366)	(4,245)	$(40,793)	$5,873
Weighted average common shares outstanding - basic	42,427	41,622	42,164	42,156
Effect of diluted stock equivalents	—	—	—	546
Weighted average common shares outstanding - dilutive	42,427	41,622	42,164	42,702
Net income (loss) per common share - basic	$(0.29)	$(0.10)	$(0.97)	$0.14
Net income (loss) per common share - diluted	$(0.29)	$(0.10)	$(0.97)	$0.14

All options representing rights to purchase shares were excluded from diluted earnings per share for the quarter and nine months ended March 31, 2013, as the Company had a net loss for those periods.  For the quarter and nine month periods ended March 31, 2012 options representing rights to purchase 1,863,435 and 1,842,594 shares, respectively, were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

6.                                      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility, we do not have to comply with any financial covenants. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of March 31, 2013, we were in compliance with all applicable covenants.  Interest expense of $0.4 million for the quarter ended March 31, 2013 was due primarily to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

At March 31, 2013, we had no outstanding amounts under the Revolving Credit Facility, $8.1 million of outstanding letters of credit, and availability of $119.4 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes.

7.                                      Income Taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Tuesday Morning Corporation is no longer subject to U.S. state and local income tax examinations by tax authorities for taxable years ended on or before June 30, 2008. The Internal Revenue Service has concluded an examination of the Company for all taxable years ended on or before June 30, 2010.  The effective tax rates for the quarters and nine month periods ended March 31, 2013 and 2012 were -0.9% and 34.7% compared to 14.7% and 35.5%, respectively.  The effective tax rate was lower in the quarter and nine months ended March 31, 2013 as compared to the quarter and nine months ended March 31, 2012 due to the establishment of a $4.4 million and $10.8 million deferred tax asset valuation allowances during the quarter and nine months ended March 31, 2013, respectively.

8.                                      Cash and Cash Equivalents — Credit card receivables of $8.2 million and $8.8 million at March 31, 2013 and June 30, 2012, respectively, from MasterCard, Visa, Discover and American Express, as well as highly liquid investments with an original maturity date of three months or less, are considered to be cash equivalents.

9.                                      Recent accounting pronouncements — During the nine months ended March 31, 2013, one new accounting standard was announced that will become applicable to the Company in future periods. The standard allows companies to apply qualitative impairment tests to indefinite-lived intangibles if certain criteria are met and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this standard to have an impact on our financial position, results of operations or cash flows.

10.                               Reduction in Force — In January 2013, we communicated a reduction in force for which we expect to incur a total of approximately $1.6 million in costs.  We incurred $1.0 million of such costs, during the quarter ended March 31, 2013.  These costs are reported in selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Business Overview

We operated 829 discount retail stores in 43 states as of March 31, 2013. We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores have periodic advertised events that occur in each month. As we conduct physical inventories at all of our stores, we are normally closed for up to one week during the months of January and July, which traditionally have been weaker months for retailers. We purchase first quality, brand name merchandise at closeout prices and, in turn, sell it at prices significantly below those generally charged by department stores and specialty and catalog retailers. We do not sell seconds, irregulars, refurbished or factory rejects.

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

Our ability to continuously attract buying opportunities for closeout merchandise, and to anticipate consumer demand as closeout merchandise becomes available, represents an uncertainty in our business. By their nature, specific closeout merchandise items are generally only available from manufacturers or vendors on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which are periodically for large quantities. Although we have many sources of merchandise and do not foresee any shortage of closeout merchandise in the near future, we cannot assure that manufacturers or vendors will continue to make desirable closeout merchandise available to us in quantities or on terms acceptable to us.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer traffic for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the third quarter of fiscal 2013 were 4.2% of sales versus 4.8% of sales for the same period last year.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at March 31, 2013 would result in a decline in gross profit and increase in the loss per share for the third quarter of fiscal 2013 of $1.2 million and $0.03, respectively.

Net sales for the third quarter of fiscal 2013 increased $5.4 million or 3.1%, to $178.1 million from $172.7 million in the same period last year. Comparable store sales for the quarter ended March 31, 2013, increased by 2.8% compared to the same period last year, which was due to a 1.4% increase in average ticket and a 1.4% increase in customer traffic.  We incurred a net loss of $12.4 million and a net loss per share of $0.29 for the quarter ended March 31, 2013, compared to a net loss of $4.2 million and a net loss per share of $0.10 for the prior year quarter.

We opened no new stores and closed 14 existing stores during the third quarter of fiscal 2013. In addition, we relocated six existing stores during the third quarter of fiscal 2013.

Store Openings/Closings

The following table sets forth information regarding our store openings and closings for the nine month periods ended March 31, 2013 and 2012, as well as the fiscal year ended June 30, 2012.

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	Fiscal Year Ended June 30, 2012
Stores open at beginning of period	852	861	861
Stores opened during the period	8	20	24
Stores closed during the period	(31)	(29)	(33)
Stores open at end of period	829	852	852

Results of Operations

The following table sets forth certain financial information from our consolidated statements of operations expressed as a percentage of net sales. Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31. There can be no assurance that the trends in sales or operating results will continue in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	62.0	69.7	61.8
Gross profit	37.2	38.0	30.3	38.2
Selling, general and administrative expense	43.7	41.5	37.4	36.4
Operating income (loss)	(6.5)	(3.5)	(7.1)	1.8
Net interest expense and other income (expense)	(0.3)	(0.3)	(0.4)	(0.3)
Income (loss) before income taxes	(6.8)	(3.8)	(7.5)	1.5
Income tax expense (benefit)	0.1	(1.3)	(1.1)	0.5

Net income (loss)	(6.9)%	(2.5)%	(6.4)%	1.0%

Three Months Ended March 31, 2013

Compared to the Three Months Ended March 31, 2012

During the third quarter of fiscal 2013, net sales increased to $178.1 million from $172.7 million for the prior year quarter, an increase of $5.4 million, or 3.1%.  The increase for the third quarter of fiscal 2013 was primarily due to a 2.8% increase in comparable store sales as compared to the third quarter of fiscal 2012. The increase in comparable sales for the third quarter of fiscal 2013 was comprised of a 1.4% increase in average ticket and a 1.4% increase in customer traffic.

Gross profit increased $0.6 million, or 0.9%, to $66.2 million for the third quarter of fiscal 2013 compared to $65.6 million for the same quarter last year, related primarily to the increase in sales of $5.4 million and a decrease in markdowns largely offset by the impact of lower initial pricing on certain merchandise.

Selling, general and administrative expenses increased $6.3 million, or 8.7%, to $77.9 million for the third quarter of fiscal 2013 from $71.7 million for the same quarter last year primarily as a result of expenses incurred of $4.8 million related to severance costs, consulting, legal and recruitment expenses associated with the strategic turnaround efforts of the Company and costs associated with litigation.

The income tax expense for the third quarter of fiscal 2013 was $0.1 million compared to income tax benefit of $2.3 million for the same period last year.  The effective tax rates for the quarters ended March 31, 2013 and 2012 were -0.9% and 34.7%, respectively.  The effective tax rate was lower for the third quarter of fiscal 2013 as compared to the same period last year due to the establishment of a $4.4 million deferred tax asset valuation allowance.

Nine Months Ended March 31, 2013

Compared to the Nine Months Ended March 31, 2012

During the nine months ended March 31, 2013, net sales increased to $636.2 million from $616.4 million for the nine months ended March 31, 2012, an increase of $19.8 million, or 3.2%.  The increase in sales for the nine month period ended March 31, 2013 was primarily due to a 3.7% increase in comparable store sales as compared to the nine month period ended March 31, 2012. The increase in comparable sales for the nine month period ended March 31, 2013 was comprised of a 3.7% increase in average ticket while customer traffic remained flat.

Gross profit decreased $42.7 million, or 18.1%, to $192.7 million for the nine months ended March 31, 2013 as compared to $235.4 million for the same nine month period last year, related primarily to an inventory devaluation charge of approximately $41.8 million recorded during the second quarter of fiscal 2013.  This inventory charge was required to devalue certain inventory based on a strategic decision to accelerate the sell off of such inventory by the end of the 2013 calendar year.  The remaining decrease in gross profit is due to lower initial pricing on merchandise.

Selling, general and administrative expenses during the nine months ended March 31, 2013 increased $13.4 million, or 6.0%, to $237.9 million from $226.8 million for the nine months ended March 31, 2012 primarily as a result of expenses incurred of $11.7 million related to store clean-up, severance costs, and consulting, legal and recruitment expenses associated with the strategic turnaround efforts of the Company.  The remaining increase in selling, general and administrative relate to increased legal costs and stock compensation expense associated with our former chief executive officer.

The income tax benefit for the nine month period ended March 31, 2013 was $7.1 million as compared to income tax expense of $3.3 million for the same nine month period last year.  The effective tax rates for the nine months ended March 31, 2013 and March 31, 2012 were 14.8% and 35.5%, respectively.  The effective tax rate was lower for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 due to the establishment of a $10.8 million deferred tax asset valuation allowance.

Liquidity and Capital Resources

 Net cash provided by operating activities for the nine months ended March 31, 2013 and 2012 was $1.5 million and $50.1 million, respectively. The decrease in cash provided by operating activities for the nine months ended March 31, 2013 as compared to the prior year period was primarily due to a net loss for the nine months ended March 31, 2013 and a decrease in accounts payable during such period, partially offset by a larger reduction in inventories during such period as compared to the prior year period. There were no significant changes to our vendor payment policy during the nine months ended March 31, 2013.

Net cash used in investing activities for the nine months ended March 31, 2013 and 2012 relate to capital expenditures.  Capital expenditures are primarily associated with new store openings or relocations, existing store maintenance, or enhancements to warehouse and office equipment and systems, and totaled $8.3 million and $9.5 million for the nine months ended March 31, 2013 and 2012, respectively.  We currently expect to spend approximately $2 to $4 million for additional capital expenditures during the remainder of fiscal 2013, which will primarily include systems improvements, the opening of new stores, relocations of existing stores, enhancements of selected stores, fixtures for existing stores and purchases of equipment for our distribution center and corporate office.

Net cash provided by financing activities was $1.6 million for the nine months ended March 31, 2013, compared to net cash used in financing activities of $20.9 million for the nine months ended March 31, 2012.  The changes relate primarily to a change in cash overdraft of $14.5 million and the purchase of treasury shares of $5.9 million in the prior year period.

On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of its common stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.  The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of common stock the Company will repurchase.  During the nine-month period ended March 31, 2013, the Company repurchased 14,729 shares of common stock under the Repurchase Program at an average cost of $5.95 per share and for a total cost (excluding commissions) of approximately $88,000.  All of such shares, other than shares tendered by employees to satisfy withholding requirements, were purchased by the Company in open-market transactions.

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. On November 17, 2011, we entered into a third amendment to the Revolving Credit Facility.  This amendment, among other things, extended the maturity date of the Revolving Credit Facility from December 15, 2013 to November 17, 2016 and removed the “clean down” provision. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Unless borrowings and letters of credit exceed 82.5% of the maximum amounts available under the Revolving Credit Facility, we do not have to comply with any financial covenants. In addition, we are currently required to maintain availability under the Revolving Credit Facility of not less than $18.0 million.  As of March 31, 2013, we were in compliance with all applicable covenants.  Interest expense of $0.4 million for the quarter ended March 31, 2013 was due primarily to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

At March 31, 2013, we had no outstanding amounts under the Revolving Credit Facility, $8.1 million of outstanding letters of credit, and had availability of $119.4 million under the Revolving Credit Facility subject to minimum availability requirements as discussed above. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes.

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Our cash and cash equivalents totaled $34.5 million and $39.7 million as of March 31, 2013 and June 30, 2012, respectively. Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet arrangements or transactions with unconsolidated, limited purpose or variable interest entities.  As of March 31, 2013, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Recent Accounting Pronouncements

During the nine months ended March 31, 2013, one new accounting standard was announced that will become applicable to the Company in future periods. The standard allows companies to apply qualitative impairment tests to indefinite-lived intangibles if certain criteria are met and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this standard to have an impact on our financial position, results of operations or cash flows.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of March 31, 2013, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. Our market risk is discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have not been significantly affected by any changes in the foreign currency exchange rate or interest rate market risks since June 30, 2012.  The effect of foreign exchange contracts on our financial position or results of operations has historically been, and continue to be, immaterial.

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our management including our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2012, a discrimination claim was filed with the U.S. Equal Employment Opportunity Commission (the “EEOC”) by Kathleen Mason, our former President and Chief Executive Officer.  On March 19, 2013, the EEOC provided Ms. Mason with a Notice of Right to Sue letter.  We believe this charge is without merit and we intend to vigorously defend this matter.

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) —  in which the original complaint alleged violations of California’s meal and rest period laws.  The named Plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named Plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  Discovery is continuing and a status conference has been set by the Court for July 8, 2013.  The Company believes the claims are without merit and will continue to vigorously defend against them.

Item 1A. Risk Factors

We believe there have been no material changes in our risk factors previously disclosed in “Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the third quarter of fiscal 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program are listed in the following table:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2) (3)
January 1 through January 31	4,296	$6.55	4,296	3,820,764
February 1 through February 28	—	—	—	3,820,764
March 1 through March 31	—	—	—	3,820,764
Total	4,296	$6.55	4,296	3,820,764

(1)         For the periods ended January 31, 2013, February 28, 2013 and March 31, 2013, the total number of shares purchased includes 4,296 shares, no shares and no shares, respectively, tendered by employees at an average price per share of $6.55, $0 and $0, respectively, to satisfy tax withholding requirements in connection with the vesting of restricted stock under the Company’s equity incentive plans.  Shares tendered by employees to satisfy withholding requirements were considered purchased at the closing price of our common stock on the date of vesting.

(2)             Excludes commissions

(3)             On August 22, 2011, the Company’s Board of Directors adopted a Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of its common stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares. On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time. The Board will evaluate the Repurchase Program each year and there can be no assurances as to the number of shares of common stock the Company will repurchase. For the quarter ending March 31, 2013, 4,296 shares have been repurchased under the Repurchase Program for a total cost of approximately $28,000.  All the shares were withheld by the Company in connection with the tax liability associated with the vesting of restricted stock awards under the Company’s equity incentive plan.

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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1

Churches Separation Agreement and Release dated May 3, 2013 by and between the Company and Brady Churches (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on March 7, 2013) †

10.2

Consulting Services Agreement dated May 3, 2013 by and between the Company and Brady Churches (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on March 7, 2013) †

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

*Filed herewith

** Furnished herewith

†Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: April 30, 2013	By:	/s/ STEPHANIE BOWMAN
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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1

Churches Separation Agreement and Release dated May 3, 2013 by and between the Company and Brady Churches (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on March 7, 2013) †

10.2

Consulting Services Agreement dated May 3, 2013 by and between the Company and Brady Churches (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on March 7, 2013) †

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

* Filed herewith

** Furnished herewith

†Management contract or compensatory plan or arrangement