Form 10-K
period 2013-06-30
TUESDAY MORNING CORP/DE
filed 2013-08-28
CIK 878726

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at December 31, 2012 was approximately $172,139,319 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

         As of the close of business on August 26, 2013, there were 42,839,861 outstanding shares of the registrant's common stock.

Documents Incorporated By Reference:

        Portions of the Registrant's Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

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

        The factors listed below under the heading "Risk Factors" and in other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

  •
  our ability to successfully implement our business development strategies;

  •
  changes in economic and political conditions which may adversely affect consumer spending;

  •
  our failure to identify and respond to changes in consumer trends and preferences;

  •
  our ability to continuously attract buying opportunities for closeout merchandise and anticipate consumer demand;

  •
  our ability to successfully manage our inventory balances;

  •
  loss of or disruption in our centralized distribution center;

  •
  loss or departure of one or more members of our senior management or other key management employees;

  •
  increased or new competition;

  •
  our ability to successfully execute our strategy of opening new stores and relocating or expanding existing stores;

  •
  increases in fuel prices and changes in transportation industry regulations or conditions;

  •
  our ability to generate strong cash flows from operations and to continue to access credit markets;

  •
  increases in the cost or a disruption in the flow of our imported products;

  •
  the success of our marketing, advertising and promotional efforts;

  •
  our ability to attract and retain quality sales, distribution center and other associates in large numbers, as well as, experienced buying and management personnel;

  •
  seasonal and quarterly fluctuations;

  •
  our ability to maintain and protect our information technology systems and technologies;

  •
  our ability to comply with various government regulations;

  •
  our ability to manage litigation risks from our customers, employees and other third parties;

  •
  our ability to manage risks associated with product liability claims and product recalls;

  •
  the impact of adverse local conditions, natural disasters and other events; and

  •
  our ability to manage the negative effects of inventory shrinkage.

        The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events. Investors are cautioned not to place undue reliance on any forward-looking statements.

        The terms "Tuesday Morning," "the Company," "we," "us," and "our" as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

 PART I

Item 1.    Business

Business Overview

        We are a leading closeout retailer of upscale decorative home accessories, housewares, seasonal goods and famous-maker gifts in the United States. We opened our first store in 1974 and operated 828 stores in 43 states as of June 30, 2013. Our stores have periodic advertised events that occur in each month.

        We sell first quality, upscale home furnishings, housewares, gifts and other related items. We do not sell seconds, irregulars, refurbished or factory rejects. Our merchandise primarily consists of lamps, rugs, furniture, kitchen accessories, small electronics, gourmet housewares, linens, luggage, bedroom and bathroom accessories, toys, pet products, stationary and silk plants as well as crystal, collectibles, silver serving pieces, children's apparel and accessories. We specialize in well-recognized, first quality, brand name merchandise, which has included Viking and Calphalon cookware, Breville, KitchenAid and Cuisinart appliances, Peacock Alley and Sferra linens, Michael Kors bath towels, Travel Pro luggage, Reed and Barton flatware, Lenox and Denby tabletop, Waterford and Riedel crystal, Steinbach and Hummel collectibles, Madame Alexander dolls, Royal Doulton and Wedgwood china and giftware, Couristan rugs and many others.

        We believe that our well recognized, first quality brand name merchandise and value-based pricing have enabled us to establish and maintain strong customer loyalty. We differ from other discount retailers in that we do not stock continuing lines of merchandise. Because we offer a continuity of merchandise categories with ever-changing individual product offerings, we provide our customers a higher proportion of new merchandise items than general merchandisers. We are continually looking to add new complementary merchandise categories that appeal to our customers. Our customers, who are predominantly women from middle to upper-income households, are brand savvy, value-conscious customers seeking quality products at discount pricing. While we offer our customers consistent merchandise categories, each monthly event features limited quantities of new and appealing products within these categories, creating a "treasure hunt" atmosphere in our stores.

        We believe that our customers are attracted to our stores not by location, but because of our limited quantities of first quality, brand name merchandise which we offer at attractive prices. Our stores operate in secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are generally able to obtain favorable lease terms because of our flexibility regarding site selection and our "no frills" format, allowing us to use a wide variety of space configurations. We operate our business as a single operating segment.

Business Strategy

        During the latter part of the 2012 calendar year we began a transformation in our company in order to regain our identity as a leader in off-price retail. As part of the initial stages during this turnaround period we have taken specific steps to improve our inventory management process, sourcing of inventory and our customer's in store experience.

        Throughout our turnaround our focus will be continued improvement of merchandise assortment, efficient supply chain, store demographics and an improved infrastructure. We believe that we can build on our good name and solid history to provide an improved value proposition to our customers. In June 2013, we decided to discontinue our e-commerce platform which will enable us to focus exclusively on our stores.

Competition & Seasonality

        We believe the principal factors by which we compete are brand names, price and breadth of product offerings. Our prices are generally below department and specialty store prices and we offer a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores, specialty, e-commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

        Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2012, 2011, and 2010 accounted for approximately 34%, 34%, and 34% of our annual net sales for the 2013, 2012, and 2011 fiscal years, respectively. Operating income for the quarters ended December 31, 2012, 2011, and 2010, accounted for approximately 40%, 343%, and 157%, respectively, of our annual operating income for such fiscal years.

Working Capital Items

        Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December. The increase in working capital needs during this time is typically financed with cash flow provided by operations and short-term borrowings. Additional details are provided in the Liquidity and Capital Resources section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Inventory is the largest asset on our balance sheet. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers' demands while keeping the inventory productive and turning the inventory appropriately to optimize profitability.

Purchasing

        We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand name closeout merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2013, our top ten vendors accounted for approximately 11% of total purchases, with no single vendor accounting for more than 2.4% of total purchases.

Low Cost Operations

        Our Company operates with a low cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a "no frills" format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

        While we offer a "no frills" format in our stores, we are in the process of reorganizing and cleaning our stores to enhance our customer's shopping experience. We are also upgrading our cash registers to facilitate a quicker and easier customer experience at checkout. We offer a flexible return policy and we accept all major payment methods including cash, checks and all major credit cards.

Distribution

        We operate a 1.4 million square foot distribution center in Dallas, Texas which services all of our stores throughout the United States. We shipped approximately 87 million units to our stores during fiscal year 2013.

Pricing

        Our pricing policy is to sell merchandise significantly below retail prices generally charged by department and specialty stores. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying two-tiered pricing are affixed to the product. A typical price tag displays a competitor's "regular" price, and our closeout price. Our management and buyers verify retail prices by reviewing prices published in advertisements and catalogues and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our information systems provide daily sales and inventory information, which enables us to evaluate and adjust prices on unsold merchandise on a timely and periodic basis as dictated by sales volumes and incoming purchases, thereby managing our inventory levels.

Employees

        As of June 30, 2013, we employed 2,394 persons on a full-time basis and 7,362 persons on a part-time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

Trademarks and Tradenames

        The tradename "Tuesday Morning" is material to our business. We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including "Closing Time®" and "eTreasures®". Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extend under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

Corporate Information

        Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 6250 LBJ Freeway, Dallas, Texas 75240, and our telephone number is (972) 387-3562.

        We maintain a website at www.tuesdaymorning.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the "SEC") are available free of charge on our internet website under the Investor Relations section as soon as reasonably practicable after we electronically file such reports and amendments with, or furnish them to, the SEC.

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

Stores and Store Operations

        Store Locations.    As of June 30, 2013, we operated 828 stores in the following 43 states:

State	# of Stores	State	# of Stores
Alabama	22	Montana	1
Arizona	22	Nebraska	4
Arkansas	14	Nevada	7
California	82	New Hampshire	1
Colorado	24	New Jersey	11
Delaware	2	New Mexico	8
Florida	65	New York	15
Georgia	34	North Carolina	34
Idaho	5	North Dakota	1
Illinois	29	Ohio	26
Indiana	14	Oklahoma	12
Iowa	5	Oregon	12
Kansas	11	Pennsylvania	23
Kentucky	13	South Carolina	23
Louisiana	19	South Dakota	1
Maine	1	Tennessee	21
Maryland	22	Texas	109
Massachusetts	3	Utah	8
Michigan	12	Virginia	38
Minnesota	11	Washington	17
Mississippi	16	Wisconsin	10
Missouri	20

        Site Selection.    We continually evaluate our current store base for potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we intend to pursue attractive relocation opportunities in our existing store base, close certain stores by allowing leases to expire for underperforming stores or where alternative locations in similar trade areas are not available at acceptable lease rates, and, when appropriate, open new stores. For both new stores and relocations, we negotiate for upgraded sites. We believe that this strategy will better position us for long-term profitable growth. We expect our new and relocated stores to be similar in appearance and operation compared to our existing stores and do not anticipate difficulty in locating additional store locations in areas with our target customer demographics.

        Store Leases.    Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts.

        Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease with no penalty 24 to 36 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease. These kick clauses, when combined with our inexpensive and portable store fixtures provide us with flexibility in opening new stores and relocating existing stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with continued store-level operating losses.

        Store Layout.    Our opportunistic site selection and "no frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 5,000 to 31,800 square feet, averaging on a per store basis approximately 10,500 square feet as of June 30, 2013. We have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. We display all merchandise by type and size on racks or counters while maintaining minimum inventory in our stockrooms.

        Store Operations.    Our stores are generally open seven days a week, excluding certain holidays. Currently, our stores are closed, on average, 48 hours during the months of January and July as we conduct physical inventories at all store locations. We continue to maintain the frequency of shipments of merchandise during our monthly events which results in improved efficiency of receiving and restocking activities at our stores. We attempt to align our part-time associates' labor hours in the stores closely with current customer demand. We are evaluating improved processes around inventory management including those aspects around physical counts and the timing of such counts.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by district and regional level support. Store managers are responsible for reviewing store inventory and ensuring their store is continually stocked for both advertised and non-advertised events. The store manager is assisted primarily by part-time employees who generally serve as assistant managers, cashiers, and help with merchandise stocking efforts. Members of our management visit selected stores during sales event and non-sales event periods to review inventory levels and presentation, personnel performance, expense controls, security and adherence to our policies and procedures. In addition, district and regional field managers periodically meet with senior management to review store policies and discuss purchasing, merchandising and advertising and other operational issues.

Item 1A.    Risk Factors

        Our business is subject to significant risks, including the risks and uncertainties described below. These risks and uncertainties and the other information in this Form 10-K, including our consolidated financial statements and the notes to those statements, should be carefully considered. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way.

Risks Related to Our Business

We may not be successful in the implementation of our business development strategies, which could adversely affect our business and our results of operations.

        Our success depends, to a significant degree, on our ability to successfully implement our long-term business strategies. Our ability to successfully implement our business strategies depends upon a significant number of factors, including but not limited to:

  •
  our ability to access an adequate supply of top-quality merchandise from suppliers at a competitive price;

  •
  our ability to achieve profitable sales and to make adjustments as market conditions change;

  •
  customer acceptance of our marketing and merchandise strategies;

  •
  our ability to respond to competitive pressures in our industry;

  •
  the extent to which our management team can properly respond to the dynamics and demands of our market;

  •
  our ability to achieve positive cash flow, particularly during our peak inventory build-ups in advance of the holiday selling season; and

  •
  our employees' ability to adapt to our new strategic initiatives and organizational structure.

Changes in economic and political conditions may adversely affect consumer spending, which could significantly harm our business, results of operations, cash flows and financial condition.

        The success of our business depends, to a significant extent, upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things:

  •
  general economic and industry conditions;

  •
  unemployment;

  •
  the housing market;

  •
  deterioration in consumer confidence;

  •
  crude oil prices that affect gasoline and diesel fuel, as well as, increases in other fuels used to support utilities;

  •
  food prices and their effect on consumer discretionary spending;

  •
  efforts by our customers to reduce personal debt levels;

  •
  interest rates;

  •
  fluctuations in the financial markets;

  •
  tax rates and policies;

  •
  war, terrorism and other hostilities; and

  •
  consumer confidence in future economic conditions.

        The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending cut backs may result in reduced demand for our merchandise, including discretionary items, and may force us to take significant inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for our merchandise could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Any failure to identify and respond to changes in consumer trends and preferences could significantly harm our business.

        The retail home furnishings and housewares industry is subject to sudden shifts in consumer trends and consumer spending. Our sales and results of operations depend in part on our ability to predict or respond to changes in trends and consumer preferences in a timely manner. Although our business model allows us greater flexibility than many traditional retailers to meet consumer preferences and trends, we may not successfully do so. Any sustained failure to anticipate, identify and respond to emerging trends in consumer preferences could negatively affect our business and results of operations.

We must continuously attract buying opportunities for closeout merchandise and anticipate consumer demand as closeout merchandise becomes available, and our failure to do so could adversely affect our performance.

        By its nature, specific closeout merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which may be for large quantities. Due to economic uncertainties, some of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying closeout merchandise on terms acceptable to us. We further cannot assure that manufacturers or vendors will continue to make closeout merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. An inability to acquire suitable closeout merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations, cash flows and financial condition.

Our results of operations will be negatively affected if we are not successful in managing our inventory balances.

        Inventory is the largest asset on our balance sheet and represented approximately 66%, 67% and 70% of our total assets at June 30, 2013, 2012 and 2011, respectively. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. In the second quarter of fiscal 2013, we made a strategic decision to accelerate the sell off of certain inventory by the end of the 2013 calendar year. In connection with this decision, we recorded a pre-tax $41.8 million inventory write-down in cost of sales.

The loss of, or disruption in the operations of, our centralized distribution center would have a material adverse effect on our business and operations.

        With few exceptions, all inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We may not anticipate all of the changing demands which our expanding operations will impose on our receiving and distribution system. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason.

The loss or departure of one or more members of our senior management or other key employees could have a material adverse effect on our business.

        Our future performance will depend in large part upon the efforts and abilities of our senior management and our other key employees. The loss of service of these persons could have a material adverse effect on our business and future prospects. We do not maintain key person life insurance for our senior management. In addition, we have recently experienced turnover of a number of members of senior management. We cannot provide any assurance that we will not experience future turnover related to our senior management team.

Our business is intensely competitive, and a number of different competitive factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

        A number of different competitive factors could have a material adverse effect on our business, results of operations, cash flows and financial condition, including:

  •
  increased operational efficiencies of competitors;

  •
  competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic uncertainty;

  •
  continued and prolonged promotional activity by competitors;

  •
  liquidation sales by a number of our competitors who have filed or may file in the future for bankruptcy;

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

If we are unable to successfully execute our strategy of relocating or expanding existing stores and when appropriate, opening new stores our operating performance could be adversely impacted.

        As part of our business strategy, we intend to pursue relocation opportunities to improve our existing store base as well as open new stores that will offset the closing of lower performing stores as they come up for renewal. However, we cannot assure that we will be able to achieve our relocation goals or that we will be able to operate any new or relocated stores profitably. Further, we cannot assure that any new or relocated store will achieve similar operating results to those of our existing stores or that new, relocated or expanded stores opened in markets in which we operate will not have a material adverse effect on the net sales and profitability of our existing store base.

        The success of our store development strategy will be dependent upon numerous factors, many of which are beyond our control, including the following:

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

        We opened stores in new markets during the fiscal years ended June 30, 2013, 2012, and 2011. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Increases in fuel prices and changes in transportation industry regulations or conditions may increase our freight costs and thus our cost of sales, which could have a material adverse effect on our business and operations.

        Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. In addition, the U.S. government requires drivers of over-the-road trucks to take certain rest periods which reduce the available amount of time they can drive during a 24-hour period. Changes in trucking industry conditions, such as truck driver shortages and highway congestion, could increase freight costs. High fuel prices or surcharges, as well as stringent driver regulations and changes in transportation industry conditions, may increase freight costs and thereby increase our cost of sales.

If we are not able to generate strong cash flows from our operations or to continue to access credit markets, we will not be able to support capital expansion, operations and debt repayment.

        Our business is dependent upon our operations generating strong cash flows to support capital expansion requirements and general operating activities. In addition, we have a credit agreement providing for a revolving credit facility in the amount of up to $180.0 million. The revolving credit facility contains certain restrictive covenants, and if borrowings and letters of credit exceed a specified amount, financial covenants. If we are unable to comply with the revolving credit facility, we may not be able to obtain an alternate source of funding on satisfactory terms, if at all. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance.

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

  •
  raw material shortages;

  •
  work stoppages;

  •
  strikes and political unrest;

  •
  problems with oceanic shipping, including shipping container shortages;

  •
  increased customs inspections of import shipments or other factors causing delays in shipments;

  •
  economic crises;

  •
  international disputes and wars; loss of "most favored nation" trading status by the United States in relation to a particular foreign country;

  •
  import duties;

  •
  import quotas and other trade sanctions; and

  •
  increases in shipping rates.

        The products we buy abroad are sometimes priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Quantitative and Qualitative Disclosures About Market Risk" for more information about our foreign currency exchange rate exposure and hedging activities.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our results of operations may be adversely affected.

        We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, television, database marketing, email, direct marketing, and other electronic communications such as online social networks. In addition, we plan and implement an advertising program for each of our "sales events." If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our net sales. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.

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

        Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2012, 2011, and 2010, accounted for approximately 34%, 34%, and 34%, respectively, of our annual net sales for such years. Operating income for the quarters ended December 31, 2012, 2011, and 2010 accounted for approximately 40%, 343%, and 157%, respectively, of our annual operating income for such years. For more information about our seasonality, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation—Quarterly Results and Seasonality."

        Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. In addition, in anticipation of higher sales during this period, we purchase substantial amounts of seasonal inventory and hire many temporary employees. An excess of seasonal merchandise inventory could result if our net sales during this principal selling season were to fall below either seasonal norms or expectations. If our December quarter sales results were substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, particularly in seasonal merchandise. Lower than anticipated sales in the principal selling season would also negatively affect our ability to absorb the increased seasonal labor costs.

        Our quarterly results of operations may also fluctuate significantly based on additional factors, such as:

  •
  the timing of new store openings;

  •
  the amount of net sales contributed by new and existing stores;

  •
  the success of our store expansion and relocation program;

  •
  the timing of certain holidays and sales events;

  •
  changes in our merchandise mix;

  •
  general economic, industry and weather conditions that affect consumer spending; and

  •
  actions of competitors, including promotional activity.

        These factors could also have a material adverse effect on our annual results of operations and on the market price of our common stock.

If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage to our reputation with customers, and incur substantial costs.

        The operation of business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point-of-sale systems in our stores, data centers that process transactions, and various software applications used in our operations. In the ordinary course of our business, we also collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, supplier and business partners, and personally identifiable information of our customers and employees, our computer networks and information systems. A failure of our systems to operate effectively as a result of a cyber attack, damage to, interruption, or failure of any of these systems could result in a failure to meet our reporting obligations, or result in material misstatements in our consolidated financial statements, or cause losses due to disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. In addition, despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated resulting in a loss of customers' or employees' personal information, negative publicity, harm to our business and reputation, or cause us to incur costs to reimburse third parties for damages.

We are subject to various government regulations, which may adversely affect our operations and financial performance.

        The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and building and zoning requirements. Difficulties or failure in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, health insurance mandates, working and safety conditions, and immigration status requirements. Additionally, potential changes in federal labor laws, including "card check" regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Additionally, we are subject to certain laws and regulations that govern our handling of customers' personal information. A failure to protect the integrity and security of our customers' personal information could expose us to litigation, as well as materially damage our reputation with our customers. While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, penalties or fines and may be required to cease operations until we achieve compliance which could have a material adverse effect on our consolidated financial results and operations.

We face litigation risks from customers, employees, and other third parties in the ordinary course of business.

        Our business is subject to the risk of litigation by customers, current and former employees, suppliers, stockholders and others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiff in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of merchandise offerings, regardless of whether the allegations are valid or whether we are ultimately found liable.

We face risks with respect to product liability claims and product recalls, which could adversely affect our reputation, our business, and our consolidated results of operations.

        We purchase merchandise from third parties and offer this merchandise to customers for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

Our stores may be adversely affected by local conditions, natural disasters, and other events.

        Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters, and other events. If severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather conditions occur during the second quarter of the year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage our stores or other operations, which may adversely affect our consolidated financial results. Additionally, demographic shifts in the areas where our stores are located could adversely impact our consolidated financial results and operations.

Our results of operations may be negatively affected by inventory shrinkage.

        We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not fluctuated significantly in recent years, we cannot assure you that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our results of operations could be affected adversely.

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

  •
  a requirement that stockholder meetings may only be called by our President and Chief Executive Officer, the Chairman of the Board or at the written request of a majority of the directors then in office and not our stockholders;

  •
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

The price of our commons stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

        From June 30, 2012 to June 30, 2013, the trading prices of our common stock ranged from a low of $4.27 per share to a high of $10.60 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout the Annual Report on Form 10-K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as well.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Stores.    We lease all of our stores from unaffiliated third parties through non-cancelable leases, except one company-owned store located adjacent to our distribution facility. At June 30, 2013, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses, which are often executed, and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 36 months after entering the lease if sales at the store do not reach a stipulated amount stated in the lease.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1,390,770 square feet of distribution facilities and a 104,675 square foot building which houses our corporate office in Dallas, Texas.

        We lease from unaffiliated third parties three parcels of land of approximately 444,000 square feet, two of which are for trailer storage and the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in February 2014 and December 2023 and the lease for the third parcel and building expires in February 2016. We also lease a warehouse building of approximately 59,000 square feet from an unaffiliated third party, which expires in April 2014. We believe our current distribution facilities are adequate to meet our requirements for the next several years. We are evaluating the reorganization of our distribution network and facilities to accommodate our distribution requirements for our existing store base as well as for future growth.

Item 3.    Legal Proceedings

        On May 13, 2013, the Company was named as a defendant in the following lawsuit, Kathleen Mason v. Tuesday Morning Corporation d/b/a Delaware TMC Corporation, filed in County Court in Dallas County, Texas, cause number CC-13-02863-E (subsequently refiled and issued cause number CC-13-03372-E). The plaintiff is the former CEO of the Company and her employment was terminated in June 2012. In the petition, the plaintiff alleges disability discrimination, deliberate indifference and retaliation in violation of the Texas Commission on Human Rights Act. Each claim stems from the plaintiff's allegation that the Company regarded the plaintiff as having a disability (cancer) and fired her because of her disability. The Plaintiff seeks more than $1 million in monetary relief, including claims for compensatory damages, attorneys' fees, costs and interest. The Company denies the allegations. The Company filed a Special Exception and Answer to Plaintiff's Original Petition on July 12, 2013. The parties are engaged in the discovery phase of litigation. The Company believes this claim is without merit and intends to vigorously defend this matter.

        The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008—Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.)—in which the original complaint alleged violations of California's meal and rest period laws. The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times. Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company's alleged practice of providing "on-duty" meal periods to Senior Sales Associates violates the California Labor Code. The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks "on duty" at any point from April 1, 2005 to the present. The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013. Discovery is continuing and trial has been set for December 3, 2013. The Company believes the claims are without merit and will continue to vigorously defend against them.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Global Select Market under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2013
First quarter	$6.86	$4.27
Second quarter	$6.75	$4.82
Third quarter	$9.65	$6.26
Fourth quarter	$10.60	$7.25
Fiscal Year Ended June 30, 2012
First quarter	$4.91	$3.35
Second quarter	$3.93	$3.05
Third quarter	$3.88	$3.12
Fourth quarter	$4.87	$3.66

        As of August 26, 2013, there were approximately 116 holders of record of our common stock.

Dividend Policy

        During the fiscal years ended June 30, 2013 and 2012, we did not declare or pay any annual cash dividends on our common stock. On February 1, 2008, our Board of Directors voted to terminate our then existing annual cash dividend. We do not presently have plans to pay dividends on our common stock. The Board of Directors considers a full range of alternatives with regard to the use of any excess cash flow.

Repurchases of Common Equity

        On August 22, 2011, the Company's Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the "Repurchase Program"). On January 20, 2012, the Company's Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. During the twelve month period ended June 30, 2013, 16,886 shares were repurchased under the Repurchase Program at an average cost of $6.28 per share and for a total cost (excluding commissions) of approximately $106,000. All of such shares were purchased by the Company in connection with the vesting of equity awards under the Company's equity incentive plans.

        Repurchases of equity securities during the three months ended June 30, 2013 are listed in the following table:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
April 1 through April 30	—	$—	—	$3,820,764
May 1 through May 31	1,491	$8.23	1,491	$3,808,498
June 1 through June 30	666	$9.03	666	$3,802,484

Total	2,157	$8.47	2,157	$3,802,484

(1)
Shares of Common Stock withheld by the Company in connection with the vesting of equity awards under the Company's equity incentive plans.

(2)
Excludes commissions.

(3)
On August 22, 2011, the Company's Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the "Repurchase Program"). On January 20, 2012, the Company's Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. As of June 30, 2013, 1.7 million shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.2 million. All shares were withheld by the Company in connection with the vesting of equity awards under the Company's equity incentive plans or purchased in an open market transaction.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre-established industry index. The chart assumes that $100 was invested on June 30, 2008, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tuesday Morning and the S&P 500 Index

*
$100 invested on 6/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

        These indices are included for comparative purposes only and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company's common stock.

        The performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed to be "soliciting material" under Regulation 14A or 14C under the Securities Exchange Act of 1934 or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate such information by reference into such a filing.

Item 6.    Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for the fiscal years ended June 30, 2013, 2012, 2011, 2010, and 2009.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(all dollar amounts and numbers of shares in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$838,314	$812,782	$821,150	$828,265	$801,722
Cost of sales	578,876	503,918	507,834	514,270	505,585

Gross profit	259,438	308,864	313,316	313,995	296,137
Selling, general and administrative expenses	315,933	301,427	295,273	293,850	293,702

Operating (loss) income	(56,495)	7,437	18,043	20,145	2,435
Net interest and other expense	(6,913)	(2,030)	(2,496)	(3,476)	(2,504)

(Loss) income before income taxes	(63,408)	5,407	15,547	16,669	(69)
Income tax (benefit) expense	(7,032)	1,494	5,968	5,921	(25)

Net (loss) income	$(56,376)	$3,913	$9,579	$10,748	$(44)

(Loss) earnings per share:
Basic	$(1.33)	$0.09	$0.22	$0.25	$0.00
Diluted	$(1.33)	$0.09	$0.22	$0.25	$0.00
Weighted average shares outstanding:
Basic	42,248	41,986	42,493	41,920	41,505
Diluted	42,248	42,536	43,078	42,483	41,505
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	852	861	852	857	842
Opened during period	10	24	44	26	35
Closed during period	(34)	(33)	(35)	(31)	(20)

Open at end of period	828	852	861	852	857

Comparable store sales increase(1), (decrease)	3.9%	(3.1)%	(1.2)%	2.2%	(12.5)%
Average sales per store(2)(4)	$1,000	$950	$972	$972	$939
Inventory turnover(3)	2.2	1.9	1.9	2.0	2.1

	As of June 30,
	2013	2012	2011	2010	2009
		(In thousands)
Balance Sheet Data:
Working capital	$142,025	$188,939	$188,020	$174,855	$163,715
Inventories	211,981	265,630	264,361	239,194	223,628
Total assets	321,880	397,167	379,156	350,536	319,241
Total debt, including current portion	—	—	—	—	—
Total stockholders' equity	207,457	260,191	260,134	247,892	235,353

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

(3)
Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of the previous year-end and quarter-end inventory levels throughout the year. Fiscal 2013 is unadjusted for an inventory devaluation charge recorded as of December 31, 2012.

(4)
A significant portion of our net sales are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

Non-GAAP Financial Measures

        We report our financial information in accordance with United States generally accepted accounting principles (GAAP). However, we present certain financial measures identified as non-GAAP under the rules of the SEC to assess our results. We believe that the non-GAAP financial measures presented below provide useful information to the Company's management, investors, and other interested parties because they allow them to understand and compare our core operating results during the 2013 fiscal year to the prior year periods in a more consistent manner. We believe this also facilitates the comparison of our results to the results of our peer companies. The non-GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

        The following non-GAAP financial measures are adjusted to exclude the impact of our inventory devaluation charge, management and board transition charges (including severance costs and consulting, legal, search and recruiting costs related to the transition), e-commerce discontinuation charges and store reorganization costs. We believe it is useful for investors to understand the impact of these items on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share (EPS).

        Adjusted Operating Income/(Loss):    The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure;

($ in thousands)	2013	2012	2011	2010	2009
Operating income/(loss) (GAAP)	$(56,495)	$7,437	$18,043	$20,145	$2,435
As a percent of net sales	-6.7%	0.9%	2.2%	2.4%	0.3%
Non-GAAP adjustments:
Inventory write-down	43,748	—	—	—	—
Store reorganization and cleanup	2,082	—	—	—	—
Legal, consulting, recruitment, severance and e-commerce obligations	11,197	2,671	—	—	—

Adjusted operating income (Non-GAAP)	$532	$10,108	$18,043	$20,145	$2,435
As a percent of net sales	0.1%	1.2%	2.2%	2.4%	0.3%

        Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations:    The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measure, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, a non-GAAP financial measure;

($ in thousands, except per share data)	2013	2012	2011	2010	2009
Income/(loss) from continuing operations (GAAP)	$(56,376)	$3,913	$9,579	$10,748	$(44)
Diluted EPS from continuing operations (GAAP)	$(1.33)	$0.09	$0.22	$0.25	$0.00
Add inventory write-down, net of tax of $16,279, $—, $—, $—, and $—(1)	27,469	—	—	—	—
Add store reorganization, cleanup, net of tax of $775, $—, $—, $—, and $—(1)	1,307	—	—	—	—
Add legal, consulting, recruitment, severance and e-commerce obligations,, net of tax of $4,164, $1,371, $—, $—, and $—(1)	7,033	1,300	—	—	—
Add disposal of systems, net of tax of $2,076, $—, $—, $—, and $—(1)	3,504	—	—	—	—
Add deferred tax asset valuation allowance	16,222	—	—	—	—

Adjusted income/(loss) from continuing operations (non-GAAP)	$(841)	$5,213	$9,579	$10,748	$(44)
Adjusted diluted EPS from continuing operations (non-GAAP)	$(0.02)	$0.12	$0.22	$0.25	$0.00)

(1)
The effective tax rate utilized in this non-GAAP adjusted net income reconciliation is 37.2% for the fiscal year ended June 30, 2013 and 35.5% for the fiscal year ended June 30, 2012. This rate is inclusive of a deferred tax asset valuation allowance of $16.2 million recorded for the fiscal year June 30, 2013.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Overview

        During fiscal 2013, we began a transformation of our Company in order to regain our identity as a leader in the off-price retail space.

  •
  We sell upscale, name brand home furnishings, housewares, gifts, and seasonal goods and related items significantly below retail prices charged by department stores, specialty and on-line retailers in 828 stores throughout 43 states. We have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

  •
  For fiscal 2013, net sales were $838.3 million, an increase of 3.1% compared to fiscal 2012. The store base decreased by 24 stores in fiscal 2013, decreased by nine stores in fiscal 2012, and increased by nine stores in fiscal 2011.

  •
  We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $180.0 million which matures on November 17, 2016. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. As of June 30, 2013, we were in compliance with all required covenants. As of June 30, 2013 and June 30, 2012, we did not have any outstanding borrowings on our Revolving Credit Facility.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Inventory—Our inventories are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions such as sales, markdowns and shrink, to arrive at our cost of sales. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. The retail inventory method, which is used by a number of our competitors, involves management estimates with regard to items such as markdowns. Such estimates may significantly impact the ending inventory valuation at cost as well as the amount of gross margin recognized.

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

        We conduct full physical inventories at all stores at June 30 and December 31 to measure quantities on hand and make appropriate adjustments to our financial statements. During periods in which physical observations do not occur, we utilize an estimate for recording shrinkage reserves based on our historical experience from the results of our physical inventories. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventories yield a different result. Thus, the difference between actual and estimated amounts may cause fluctuations in the quarters ending in March and September. Since we conduct physical inventory counts twice a year, the subjective nature of our shrink percentage is reduced and our exposure to the risk of a significant error is minimized. In addition, we have loss-prevention programs that we believe minimize shrinkage. Although inventory shrinkage rates have not fluctuated significantly in recent years, if the actual rates were to differ from our estimates, then revisions to the inventory shrinkage expense could be required.

        Inventory is the largest asset on our balance sheet and represented approximately 66%, 67%, and 70% of total assets at June 30, 2013, 2012, and 2011, respectively. In the second quarter of fiscal 2013 we made a strategic decision to accelerate the sale off of certain inventory by the end of the 2013 calendar year. In connection with this decision, we recorded a pre-tax $41.8 million inventory write-down in cost of sales. Inventory decreased 20.2%, or $53.6 million, from June 30, 2012 to June 30, 2013. Inventory increased 0.5%, or $1.3 million, from June 30, 2011 to June 30, 2012, On a per store basis, inventory decreased 17.9% from June 30, 2012 to June 30, 2013 and increased 1.5% from June 30, 2011 to June 30, 2012.

        Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide fresher merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales during non-sales event periods. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns may vary throughout the quarter or year in timing with higher markdowns traditionally recorded in the quarters ended June 30 and December 31 due primarily to seasonal merchandise.

        Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on-hand in the stores. We review inventory by age each quarter to ensure all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market. Beginning in December 2012, we revised our strategy to accelerate the selling of our aging inventory to enable us to continually provide new and fresh merchandise in our stores. Changes in markdowns from period-to-period are discussed as a part of our Results of Operations analysis below. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions. The effect of a 1.0% permanent markdown in the value of our inventory at June 30, 2013 would result in a decline in gross profit and an increase in the loss per share for the fiscal year ended June 30, 2013 of $2.1 million and $0.05, respectively.

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

        The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self-insurance reserves for workers' compensation, general liability and medical were $6.0 million, $2.6 million, and $0.8 million, respectively, at June 30, 2013; $5.9 million, $3.1 million, and $0.9 million, respectively, at June 30, 2012; and $6.9 million, $2.6 million, and $1.3 million, respectively, at June 30, 2011.

        We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $4.0 million, $2.1 million and $8.5 million, respectively, for the fiscal year ended June 30, 2013; $3.4 million, $2.8 million and $9.5 million, respectively, for the fiscal year ended June 30, 2012; and $1.7 million, $3.2 million and $9.1 million, respectively, for the fiscal year ended June 30, 2011.

        Share-based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 have a vesting period of three to five years and expire ten years from the date of grant. Options granted after June 30, 2008, typically vest over periods of one to three years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.1	62.0	61.8

Gross margin	30.9	38.0	38.2
Selling, general and administrative expenses	37.6	37.1	36.0

Operating (loss) income	(6.7)	0.9	2.2
Net interest and other expense	(0.8)	(0.2)	(0.3)
Income tax (benefit) expense	(0.7)	0.2	0.7

Net (loss) income	(6.8)	0.5	1.2

Number of stores open at end of period	828	852	861

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

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

        Net sales increased $25.5 million, or 3.1%, to $838.3 million in fiscal 2013from $812.8 million in fiscal 2012, primarily due to an increase in sales from comparable stores (stores open at least one year) of 3.9%. The increase in comparable store sales was comprised of an increase in customer traffic of 1.4% and an increase in comparable average transaction of 2.5%.

        Gross profit for fiscal 2013 was $259.4 million, a decrease of 16.0% compared to $308.9 million in gross profit for fiscal 2012. As a percentage of net sales, gross margin decreased to 30.9% in fiscal 2013 compared with 38.0% in the same period last year. This decrease in gross margin rate of 7.1% was primarily driven by a strategic decision to accelerate the sell off of certain inventory in preparation for fresh new products and brands as part of our transformation. This decision resulted in an inventory devaluation charge recorded in the second quarter of fiscal 2013 in the amount of $41.8 million. The effect of this charge was a 5% decrease in gross margin rate. The remaining 2.1% decrease in gross margin rate is due to higher markdowns on clearance inventory and the flow-through of buying, distribution and freight costs resulting from the significant decrease in inventory levels year over year.

        Selling, general and administrative expenses increased $14.5 million, or 4.8%, to $315.9 million in fiscal 2013 from $301.4 million in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 37.7% in fiscal 2013 from 37.1% in fiscal 2012 due to expenses incurred as part of our strategic company turnaround. The nature of these expenses, primarily legal, consulting, recruiting, store reorganization and cleanup, and employee severance totaled $13.3 million and are not considered to be indicative of our on-going expense structure.

        Net interest and other expense increased $4.9 million to $6.9 million in fiscal 2013 compared to $2.0 million in fiscal 2012. This increase was primarily attributable to the disposal of assets related to the replacement of our store point of sale hardware, discontinuing our e-commerce platform and elimination of our crossdock facilities approximating $5.6 million, offset by slightly lower interest expense due to improved terms of our credit facility.

        Income tax benefit for fiscal 2013 was $7.0 million compared to income tax expense of $1.5 million in the prior fiscal year. As a result, our effective tax rate decreased from 27.6% in fiscal 2012 to 11.1% in fiscal 2013 in large part, due to recording a $16.2 million valuation allowance against our deferred tax assets in fiscal 2013.

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

        Net sales decreased $8.4 million, or 1.0%, to $812.8 million in fiscal 2012 from $821.2 million in fiscal 2011, primarily due to a decrease in sales from comparable stores (stores open at least one year) of 3.1%. The decrease in comparable store sales was comprised of a decrease in customer traffic of 3.3%, offset by an increase in comparable average transaction of 0.2%.

        Gross profit for fiscal 2012 was $308.9 million, a decrease of 1.4% compared to $313.3 million in gross profit for fiscal 2011. As a percentage of net sales, gross margin decreased to 38.0% in fiscal 2012 compared with 38.2% in the same period last year. This decrease of 0.2% in gross margin percentage was partly due to higher freight costs resulting from a slight increase in fuel costs combined with slightly higher markdowns.

        Selling, general and administrative expenses increased $6.1 million, or 2.1%, to $301.4 million in fiscal 2012 from $295.3 million in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased 1.1% to 37.1% in fiscal 2012 from 36.0% in fiscal 2011 in part attributed to severance costs of $2.7 million associated with the departure of our Chief Executive Officer. Excluding the $2.7 million in costs associated with the departure of the CEO, selling, general and administrative cost was $298.7 million or 36.7% of net sales. On a per store basis adjusted selling, general and administrative expense, excluding the aforementioned costs increased 2.2% compared with fiscal year 2011. This increase was primarily due to the decline in expense leverage from lower sales volume and higher rent expense from increased square footage in certain new and relocated stores.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

        In fiscal year 2013 cash used in operating activities was $3.2 million, compared to cash provided by operating activities of $59.5 million in the prior year. In fiscal year 2013 cash used in operating activities was primarily due to a net loss of $56.4 million combined with a decrease in accounts payable of $25.1 million and a decrease in deferred income tax of $7.1 million, partially offset by a decrease in inventory of $53.5 million, a loss on disposal of assets of $6.2 million and an adjustment for depreciation expense of $13.5 million. Our fiscal year loss of $56.4 million includes a significant non-cash charge related to our inventory devaluation charge of $41.8 million and $10.8 million in expenses associated with our strategic Company turn around plan. In fiscal year 2012 cash flow from operating activities was $59.5 million primarily driven by net income of $3.9 million, and an increase in accounts payable of $35.8 million due to the timing of inventory receipts and an adjustment for depreciation expense of $14.5 million. In fiscal year 2011 cash used in operating activities was $0.1 million, primarily driven by an increase in inventory of $25.7 million, offset by net income of

$9.6 million adjusted for $16.1 million partially in depreciation expense, and an increase in accounts payable of $2.7 million.

Cash Flows from Investing Activities

        Net cash used in investing activities was due to capital expenditures of $9.6 million, $13.8 million and $20.6 million for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. During each year these expenditures were primarily technology improvements, store merchandise fixtures and leasehold improvements. We currently expect to incur capital expenditures in the range of $15 to $20 million in fiscal year 2014 primarily related to new cash registers for all stores, store maintenance and improvements and system enhancements.

Cash Flows from Financing Activities

        Net cash provided by financing activities for fiscal year 2013 was primarily due to the proceeds from employee common stock transactions of $1.7 million. Net cash used in financing activities of $25.4 million in fiscal 2012 was due to a change in cash overdraft of $18.8 million and the purchase of treasury shares of $6.1 million. Net cash provided by financing activities in fiscal 2011 of $16.4 million was primarily related to the change in cash overdraft of $15.4 million.

Secured Credit Facility

        We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. Our secured credit facility may, in some instances, limit payment of cash dividends and repurchases of the Company's common stock. In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lender's aggregate commitments under the Revolving Credit Facility for three months prior to and on a pro forma basis for the six months immediately following the restricted payment, and must satisfy a fixed charge ratio requirement.

        At June 30, 2013, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $103.6 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes. Interest expense of $1.7 million for fiscal 2013 was due primarily to commitment fees of $0.8 million, the amortization of financing fees of $0.7 million and $0.2 million in interest expense on borrowings. As of June 30, 2013, we were in compliance with all required covenants.

Liquidity

        We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Cash and cash equivalents as of June 30, 2013, 2012, and 2011, were $28.9 million, $39.7 million, and $19.4 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2013.

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2013 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$189,916	$62,228	$85,424	$36,081	$6,183
Maintenance, insurance and taxes on operating leases	29,296	9,599	13,177	5,566	954
Commitment fees on Revolving Credit Facility	2,009	596	1,191	222	—

Total	$221,221	$72,423	$99,792	$41,869	$7,137

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Commitment fees on our Revolving Credit Facility are calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the Revolving Credit Facility and letters of credit totaling $6.9 million. It is likely we will incur additional interest expense than that calculated above as we may borrow amounts, from time to time, under our Revolving Credit Facility.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the eight quarters ended June 30, 2013. The quarterly information is unaudited but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013
Net sales	$172,795	$285,312	$178,073	$202,134
Gross profit	64,906	61,601	66,157	66,774
Operating loss	(10,884)	(22,593)	(11,734)	(11,284)
Net loss	(6,961)	(21,466)	(12,366)	(15,583)
Basic loss per share(1)	(0.17)	(0.51)	(0.29)	(0.37)
Diluted loss per share(1)	(0.17)	(0.51)	(0.29)	(0.37)
Comparable store sales increase	1.3%	5.6%	2.8%	4.6%

	Quarters Ended
	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012
Net sales	$170,653	$273,054	$172,699	$196,376
Gross profit	64,973	104,815	65,564	73,512
Operating (loss) income	(8,498)	25,485	(6,097)	(3,453)
Net (loss) income	(5,690)	15,857	(4,245)	(2,009)
Basic (loss) earnings per share(1)	(0.13)	0.37	(0.10)	(0.05)
Diluted (loss) earnings per share(1)	(0.13)	0.37	(0.10)	(0.05)
Comparable store sales decrease	(4.1)%	(4.6)%	(3.2)%	(0.2)%

(1)
Our results for the quarter ended December 31, 2012 were impacted by a pretax loss of $41.8 million associated with the inventory devaluation charge.

(2)
Our results for the quarter ended June 30, 2013 were impacted by the disposal of assets including the e-commerce platform and the point of sale hardware.

(3)
Net (loss) income per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net (loss) income per share in fiscal years 2013 and 2012 may not equal the total computed for the year.

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

Inflation

        In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2013, 2012, or 2011. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

        None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2013, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with major financial institutions, which participate in our Revolving Credit Facility, to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors, primarily in Euros. During the fiscal year ended June 30, 2013, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations and were immaterial to us as a whole in the fiscal year ended June 30, 2013.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2013, fair value of all outstanding contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material effect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made and such hedging activities have been immaterial, any fluctuations in the exchange rate should not materially affect us.

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Note 1 of the notes to our consolidated financial statements included in this Form 10-K.

        Interest Rates.    The Company's Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate depending on the term of the borrowing plus an applicable margin. In fiscal 2013, the Company incurred $0.2 million in interest expense on borrowings. Due to the minimal period of time the Company sustains its outstanding borrowings, it considers its exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2013, the Company did not have any long-term debt outstanding. More information about debt held by the Company is available in Note 3 of the notes to our consolidated financial statements included in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K and incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in this Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that their objectives are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met.

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

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of June 30, 2013, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013, of Tuesday Morning Corporation and our report dated August 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
August 28, 2013

Report of Independent Registered Public Accounting Firm

        The report of Independent Registered Public Accounting Firm is included in page F-2 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2013 Annual Meeting of Stockholders under the captions "Proposal 1—Election of Directors", "Corporate Governance", "Executive Officers", "Meetings and Committees of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance."

        We have adopted a "Code of Conduct" that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors, which is available on our website at www.tuesdaymorning.com under "Investor Relations—Corporate Governance." Any amendment of our Code of Conduct or waiver to our Code of Conduct with respect to our directors and executive officers will be posted on the Company's website.

        There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors that have occurred in the year ended June 30, 2013.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2013 Annual Meeting of Stockholders under the captions "Compensation Committee Report", "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2013 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2013. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (thousands)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,618	$9.17	3,111
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,618	$9.17	3,111

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2013 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2013 Annual Meeting of Stockholders under the caption "Independent Registered Public Accounting Firm."

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

  (3)
  Exhibits:

    See the list of exhibits in the "Exhibits Index" to this Form 10-K, which are incorporated herein by reference. The exhibits include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 28, 2013
	By:	/s/ R. MICHAEL ROULEAU R. Michael Rouleau Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. MICHAEL ROULEAU R. Michael Rouleau	Chief Executive Officer (Principal Executive Officer) and Director	August 28, 2013
/s/ STEPHANIE BOWMAN Stephanie Bowman	Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 28, 2013
/s/ STEVEN R. BECKER Steven R. Becker	Chairman of the Board	August 28, 2013
/s/ TERRY BURMAN Terry Burman	Director	August 28, 2013
/s/ DAVID B. GREEN David B. Green	Director	August 28, 2013
/s/ STARLETTE JOHNSON Starlette Johnson	Director	August 28, 2013
/s/ WILLIAM MONTALTO William Montalto	Director	August 28, 2013
/s/ RICHARD S. WILLIS Richard S. Willis	Director	August 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated August 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
August 28, 2013

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28,896	$39,740
Inventories	211,981	265,630
Prepaid expenses and other current assets	8,919	11,357
Deferred income taxes	991	535

Total current assets	250,787	317,262
Property and equipment, net	66,009	75,771
Deferred financing costs	2,011	2,603
Other assets	1,203	1,531
Deferred income tax—non current	1,870	—
Total Assets	$321,880	$397,167
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	72,958	98,009
Accrued liabilities	35,719	30,295
Income taxes payable	85	19

Total Current liabilities	108,762	128,323
Deferred rent	2,885	3,262
Other liabilities—non current	2,289	—
Income taxes payable—non current	487	578
Deferred income taxes	—	4,813
Total Liabilities	114,423	136,976
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares, none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 44,517,731 shares issued and 42,785,978 outstanding at June 30, 2013 and 43,436,404 shares issued and 41,721,537 outstanding at June 30, 2012	445	434
Additional paid-in capital	214,012	210,329
Retained (deficit) earnings	(802)	55,574
Accumulated other comprehensive loss	—	(54)
Less: 1,731,753 common shares in treasury, at cost, at June 30, 2013 and 1,714,867 common shares in treasury, at cost, at June 30, 2012	(6,198)	(6,092)

Total Stockholders' Equity	207,457	260,191

Total Liabilities and Stockholders' Equity	$321,880	$397,167

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2013	2012	2011
Net sales	$838,314	$812,782	$821,150
Cost of sales	578,876	503,918	507,834

Gross profit	259,438	308,864	313,316
Selling, general and administrative expenses	315,933	301,427	295,273

Operating (loss) income	(56,495)	7,437	18,043
Other (expense) income:
Interest expense	(1,677)	(2,254)	(3,118)
Interest income	9	9	2
Other (expense) income, net	(5,245)	215	620

	(6,913)	(2,030)	(2,496)

(Loss) income before income taxes	(63,408)	5,407	15,547
Income tax (benefit) expense	(7,032)	1,494	5,968

Net (loss) income	$(56,376)	$3,913	$9,579

(Loss) earnings Per Share
Net (loss) income per common share:
Basic	$(1.33)	$0.09	$0.22
Diluted	$(1.33)	$0.09	$0.22
Weighted average number of common shares:
Basic	42,248	41,986	42,493
Diluted	42,248	42,536	43,078

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Years Ended June 30,
	2013	2012	2011
Net (loss) income	$(56,376)	$3,913	$9,579
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	55	35	(214)
Less: Reclassification adjustment for losses included in net income	(1)	—	—

Other Comprehensive (Loss) Income, before tax	54	35	(214)
Less: Income tax expense (benefit) related to items of other comprehensive (loss) income	20	14	(81)

Comprehensive (Loss) Income	$(56,302)	$3,962	$9,284

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock
			Additional Paid-In Capital	Retained (Deficit) Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2010	43,022	$430	$205,255	$42,082	$125	$—	$247,892
Comprehensive income:
Net income	—	—	—	9,579	—	—	9,579
Other comprehensive (loss)	—	—	—	—	(214)	—	(214)
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	116	2	(1)	—	—	—	1
Shares issued in connection with exercises of employee stock options	47	—	60	—	—	—	60
Excess tax benefit	—	—	980	—	—	—	980
Amortization of share-based compensation expense	—	—	1,836	—	—	—	1,836

Balance at June 30, 2011	43,185	$432	$208,130	$51,661	$(89)	$—	$260,134
Comprehensive loss:
Net income	—	—	—	3,913	—	—	3,913
Other comprehensive income	—	—	—	—	35	—	35
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	192	2	—	—	—	—	2
Shares issued in connection with exercises of employee stock options	58	—	77	—	—	—	77
Excess tax benefit	—	—	288	—	—	—	288
Treasury stock	(1,715)	—	—	—	—	(6,092)	(6,092)
Amortization of share-based compensation expense	—	—	1,834	—	—	—	1,834

Balance at June 30, 2012	41,722	$434	$210,329	$55,574	$(54)	(6,092)	$260,191
Comprehensive income:
Net loss	—	—	—	(56,376)	—	—	(56,376)
Other comprehensive (loss)	—	—	—	—	54	—	54
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	139	—	—	—	—	—	—
Shares issued in connection with exercises of employee stock options	942	11	1,797	—	—	—	1,808
Excess tax benefit	—	—	—	—	—	—	—
Treasury stock	(17)	—	—	—	—	(106)	(106)
Amortization of share-based compensation expense	—	—	1,886	—	—	—	1,886

Balance at June 30, 2013	42,786	$445	$214,012	$(802)	$—	$(6,198)	$207,457

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(56,376)	$3,913	$9,579
Adjustments to reconcile net(loss) income to net cash (used in) provided by operating activities:
Depreciation	13,452	14,516	16,103
Amortization of financing fees	592	760	1,018
Share-based compensation expense	1,988	1,987	2,332
Loss on disposal of assets	6,161	460	238
Deferred income taxes	(7,139)	(572)	3,355
Other non-cash items	54	35	(214)
Change in operating assets and liabilities:
Inventories	53,548	(1,422)	(25,662)
Prepaid and other current assets	2,438	2,327	(3,928)
Other assets	328	247	(59)
Accounts payable	(25,051)	35,753	2,731
Accrued liabilities	4,930	1,536	(5,557)
Other payable non-current	2,289	—	—
Deferred rent	(377)	64	17
Income taxes payable	(25)	(123)	(15)

Net cash (used in) provided by operating activities	(3,188)	59,481	(62)

Cash flows from investing activities:
Capital expenditures	(9,608)	(13,765)	(20,600)
Proceeds from sale of assets	250	—	100

Net cash used in investing activities	(9,358)	(13,765)	(20,500)

Cash flows from financing activities:
Borrowings under revolving credit facility	94,655	92,338	152,352
Repayments under revolving credit facility	(94,655)	(92,338)	(152,352)
Change in cash overdraft	—	(18,791)	15,400
Proceeds from the exercise of employee stock options	1,808	77	60
Excess tax benefit related to exercise of stock options	—	288	980
Purchase of treasury stock	(106)	(6,092)	—
Payment of financing fees	—	(858)	—

Net cash provided by (used in) financing activities	1,702	(25,376)	16,440

Net (decrease) increase in cash and cash equivalents	(10,844)	20,340	(4,122)
Cash and cash equivalents, beginning of period	39,740	19,400	23,522

Cash and cash equivalents, end of period	$28,896	$39,740	$19,400

Supplemental cash flow information:
Interest paid	$1,016	$1,422	$1,954
Income taxes (refunds received) paid	73	(392)	3,329

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We operated 828 discount retail stores in 43 states as of June 30, 2013 (852 and 861 stores at June 30, 2012 and 2011, respectively). We sell upscale, decorative home accessories, housewares, and famous maker gifts which we purchase at below wholesale prices. Our stores have periodic advertised events that occur in each month. Our stores are normally closed for, on average, 48 hours during the months of January and July as we conduct physical inventories at all of our stores.

(a)
Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.

(b)
Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2013 and 2012, credit card receivables from third party consumer credit card providers were $7.4 million and $8.8 million, respectively.

(c)
Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. Amounts are removed from inventory based on the retail inventory method which applies a cost-to-retail ratio to our various retail deductions (sales, markdowns, shrink, etc.) to arrive at cost of sales. Buying, distribution, freight costs and certain other expenses are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. These capitalized expenses included in ending inventory totaled $24.3 million and $31.8 million at June 30, 2013 and 2012, respectively. We charged $79.1 million, $67.3 million, and $68.0 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. In the second quarter of fiscal 2013 we made a strategic decision to accelerate the sell off of certain inventory by the end of the 2013 calendar year. In connection with this decision, we recorded a pre-tax $41.8 million inventory write-down in cost of sales.

  We conduct semi-annual physical inventories to measure quantities on-hand and make appropriate adjustments to our financial statements. During periods for which physical observations do not occur, we utilize an estimate for recording shrinkage reserves, based on past historical trends of physical inventory results. These shrinkage reserves may require a favorable or unfavorable adjustment to actual results to the extent our subsequent actual physical inventories yield a different result. We use markdowns to promote the effective and timely sale of merchandise. Temporary markdowns are for a designated period of time with markdowns recorded based on quantities sold during the period. Permanent markdowns vary in timing throughout the year, but are charged to cost of sales immediately based on total quantities on-hand in the stores. We review our inventory during and at the end of each quarterly period to ensure all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market. These actions which involve actual or planned permanent markdowns are considered by management to be the appropriate prices to stimulate demand for the merchandise. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions.

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

  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our accounts and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized. For the fiscal year ended June 30, 2013 we disposed of assets with a net book value of approximately $6.2 million related to the upgrading of our point of sale hardware, our planning and allocation system and the disposal of software associated with discontinuing our e-commerce platform, which is presented in other (expense) income on the Consolidated Statement of Operations.

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

  The insurance liabilities we record are primarily influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims; and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self-insurance reserves for workers' compensation, general liability and medical were $6.0 million, $2.6 million, and $0.8 million, respectively, at June 30, 2013; $5.9 million, $3.0 million, and $0.9 million, respectively, at June 30, 2012; and $6.9 million, $2.6 million, and $1.3 million, respectively, at June 30, 2011.

  We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $4.0 million, $2.1 million and $8.5 million, respectively, for the fiscal year ended June 30, 2013; $3.4 million, $2.8 million and $9.5 million, respectively, for the fiscal year ended June 30, 2012; and $1.7 million, $3.2 million and $9.1 million, respectively, for the fiscal year ended June 30, 2011.

(h)
Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax.

(i)
Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2013, 2012, and 2011 were $27.5 million, $28.9 million, and $28.1 million, respectively. We do not receive money from vendors to support our advertising expenditures. As of June 30, 2013, there was prepaid advertising of $121,000 compared to prepaid advertising of $315,000 at June 30, 2012.

(j)
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  for the periods presented. The effect of foreign exchange contracts on our financial position or results of operations historically and for the periods presented is and has been immaterial.

(l)
Share-Based Compensation—We recognized share-based compensation costs under the requirements of U.S. generally accepted accounting principles as follows (in thousands):

	Fiscal Years Ended June 30,
	2013	2012	2011
Amortization of share-based compensation during the period	$1,886	$1,834	$1,836
Amounts capitalized in inventory	(497)	(625)	(500)
Amount recognized and charged to cost of sales	599	778	996

Amounts charged against income for the period before tax	$1,988	$1,987	$2,332

  Consistent with prior years, the fair value of each stock option granted during the fiscal year ended June 30, 2013 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.

  The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.

  These factors were as follows:

	Fiscal Years Ended June 30,
	2013	2012	2011
Weighted average risk-free interest rate	0.3 - 0.7%	0.4 - 1.6%	1.3 - 2.3%
Expected life of options (years)	2.9 - 5.6	3.2 - 4.8	3.1 - 5.4
Expected stock volatility	53.7 - 75.3%	68.4 - 83.5%	62.5 - 82.2%
Expected dividend yield	0.0%	0.0%	0.0%
(m)
Net (Loss) Income Per Common Share—Basic net (loss) income per common share for the fiscal years ended June 30, 2013, 2012, and 2011, was calculated by dividing net (loss) income by the weighted average number of common shares outstanding for each period. Diluted net income per common share for the fiscal years ended June 30, 2013, 2012, and 2011, was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 10.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at (in thousands):

	June 30,
	2013	2012
Land	$8,504	$8,504
Buildings	44,565	44,246
Furniture and fixtures	76,404	97,383
Equipment	32,157	55,808
Leasehold improvements	16,627	15,618

	178,257	221,559
Less accumulated depreciation	(112,248)	(145,788)

Net property and equipment	$66,009	$75,771

(3) DEBT

        We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. Our secured credit facility may, in some instances, limit payment of cash dividends and repurchases of the Company's common stock. In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders' aggregate commitments under the Revolving Credit Facility for three months prior to and on a pro forma basis for the six months immediately following the restricted payment, and must satisfy a fixed charge coverage ratio requirement.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) DEBT (Continued)

        At June 30, 2013, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $103.6 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes. Interest expense of $1.7 million for fiscal 2013 was due primarily to commitment fees of $0.8 million, the amortization of financing fees of $0.7 million and $0.2 million in interest expense on borrowings. Interest expense of $2.3 million for fiscal 2012 was due primarily to commitment fees of $1.1 million, the amortization of financing fees of $0.9 million and $0.3 million in interest expense on borrowings. Interest expense of $3.1 million for fiscal 2011 was due primarily to commitment fees of $1.5 million, the amortization of financing fees of $1.1 million and $0.5 million in interest expense on borrowings. As of June 30, 2013, we were in compliance with all required covenants.

(4) ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	June 30,
	2013	2012
Sales tax	$2,612	$2,673
Self-insurance reserves	9,969	10,282
Wages & benefits	7,510	4,932
Property taxes	1,383	1,561
Other expenses	14,245	10,847

Total accrued liabilities	$35,719	$30,295

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INCOME TAXES

        Income tax (benefit) expense consists of (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2013
Federal	$(135)	$(6,827)	$(6,962)
State and local	242	(312)	(70)

Total	$107	$(7,139)	$(7,032)

Fiscal Year Ended June 30, 2012
Federal	$1,505	$(391)	$1,114
State and local	561	(181)	380

Total	$2,066	$(572)	$1,494

Fiscal Year Ended June 30, 2011
Federal	$2,222	$3,090	$5,312
State and local	391	265	656

Total	$2,613	$3,355	$5,968

        During fiscal 2013, the Company established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, the Company considered its cumulative losses over three years including the current year. Based on the foregoing, the Company concluded that a valuation allowance was necessary.

        The difference between income taxes at the statutory federal income tax rate of 34% in fiscal 2013 and 35% in fiscal 2012 and 2011, and income tax reported in continuing operations in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Expected federal income tax expense (benefit)	$(21,559)	$1,892	$5,442
State income taxes, net of related federal tax benefit	12	214	403
Increase in federal valuation allowance	14,992	—	—
Other, net	(477)	(612)	123

Provision (benefit) for income taxes	$(7,032)	$1,494	$5,968

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INCOME TAXES (Continued)

        At the end of fiscal 2013, net deferred tax assets totaled $19.1 million, with an offsetting valuation allowance of $16.2 million. Deferred tax assets and liabilities for the fiscal years ended June 30, 2013, 2012, and 2011 were comprised of the following (in thousands):

	June 30,
	2013	2012	2011
Deferred tax assets:
Current:
Other payroll and benefits	$947	$1,847	$845
Inventory reserves	4,764	895	872
Self-insurance reserves	3,495	3,738	4,093
Share-based compensation	2,770	4,261	4,038
Net operating loss and tax credits	2,861	—	—
Other current assets	3,263	1,020	1,269
Noncurrent:
Other noncurrent assets	849	—	—
Net operating loss and tax credits	13,358	—	—
Deferred rent	1,084	1,262	1,221

Total gross deferred tax assets	$33,391	$13,023	$12,338

Deferred tax liabilities:
Current:
Inventory costs	$6,215	$7,951	$7,584
Prepaid supplies	2,470	3,275	3,086
Non-current:
Property and equipment	5,623	6,075	6,518

Total gross deferred tax liabilities	14,308	17,301	17,188
Valuation allowance	(16,222)	—	—

Net deferred tax asset (liability)	$2,861	$(4,278)	$(4,850)

        The Company has federal net operating loss carryforwards of $40.4 million. A portion of these losses will be carried back 2 years while the remaining losses will be carried forward and can be utilized to offset future income but will expire in fiscal year 2033 if not utilized before then. Additionally, the Company has state net operating loss carryforwards of $38.8 million, which will expire throughout the years 2014 through 2033, if not utilized before then.

        Accounting for Uncertainty in Income Taxes—The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009. The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2010	$639
Additions for tax positions of prior years	22

Balance at June 30, 2011	$661
Additions for tax positions of prior years	18
Reductions for lapse of statute of limitations	(101)

Balance at June 30, 2012	$578
Additions for tax positions of prior years	15
Reductions for lapse of statute of limitations	(106)

Balance at June 30, 2013	$487

        The balance at June 30, 2013, that, if recognized, would affect the effective tax rate is $487,000. The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended June 30, 2013, 2012, and 2011, we recognized, net of tax effect $15,000, $18,000, and $22,000, in interest, respectively. No interest was paid in the tax years ended June 30, 2013, 2012 and 2011.

        We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2013.

(6) SHARE-BASED INCENTIVE PLANS

        Performance Shares and Performance Units.    All outstanding performance shares were forfeited, vested or exercised during the fourth quarter of fiscal 2013, and as a result, there were no performance shares or performance units outstanding as of June 30, 2013.

        Stock Option Awards—We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the "1997 Plan"), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the "2004 Plan"), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the "2008 Plan"), which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. The 1997 Plan authorized grants of options to purchase up to 4.8 million shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options granted under the plan are still exercisable. The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2.0 million and 2.5 million shares, respectively, of authorized, but unissued common stock.

        Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan. Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

        Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) SHARE-BASED INCENTIVE PLANS (Continued)

vest over periods of one to three years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. No options with performance conditions were outstanding as of June 30, 2013. The exercise prices of stock options outstanding on June 30, 2013, range between $1.07 per share and $35.23 per share, which represents the fair market value of our common stock on the date the options were granted. At June 30, 2013, all shares available under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. There were 631,033 and 2.5 million shares available for grant under the 2004 Plan and the 2008 Plan, respectively, at June 30, 2013.

        Following is a summary of transactions relating to the 1997 Plan, 2004 Plan and 2008 Plan options for the fiscal years ended June 30, 2013, 2012, and 2011 (share amounts in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2010 (vested or expected to vest	2,926	$11.43	5.09	$3,051
Granted during year	512	3.84
Exercised during the year	(46)	1.29
Forfeited or expired during year	(597)	9.39

Options Outstanding at June 30, 2011	2,795	10.68	5.09	$3,943
Granted during year	373	3.57
Exercised during the year	(59)	1.32
Forfeited or expired during year	(214)	20.19

Options Outstanding at June 30, 2012	2,895	9.25	2.53	$3,484

Granted during year	1,665	6.66
Exercised during the year	(942)	1.92
Forfeited or expired during year	(2,000)	10.62

Options Outstanding at June 30, 2013	1,618	9.17	7.14	$6,177

Exercisable at June 30, 2013	1,191	$9.67	6.34	$5,058

        The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2013, 2012, and 2011, was $2.90 per share, $2.02 per share, and $2.06 per share, respectively. The intrinsic value of vested unexercised options at June 30, 2013 is $5.1 million.

        There were options to purchase 942,710, 58,703 and 46,165 shares of our common stock, which were exercised during the fiscal years ended June 30, 2013, 2012, and 2011, respectively. The aggregate intrinsic value of stock options exercised was $2.4 million, $152,000 and $60,000 during the fiscal years ended June 30, 2013, 2012, and 2011, respectively. At June 30, 2013 we had $2.0 million of total unrecognized share-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.57 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) SHARE-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.07 - $1.24	259,638	5.50	$1.17	259,638	$1.17
$1.30 - $5.56	215,060	7.67	4.50	148,878	4.58
$5.59 - $5.59	300,000	9.17	5.59	300,000	5.59
$5.88 - $8.54	295,000	9.61	7.47	175,000	8.23
$8.56 - $10.46	240,000	9.66	9.39	—	—
$12.38 - $29.85	254,999	1.91	22.53	254,999	22.53
$30.25 - $35.23	52,912	1.47	31.65	52,912	31.65

	1,617,609	7.14	$9.17	1,191,427	$9.67

        Restricted Stock Awards—Under the terms of the 1997 Plan, the 2004 Plan, and the 2008 Plan, we may also grant restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended June 30, 2013, 2012, and 2011, was $7.90 per share, $3.57 per share, and $4.95 per share, respectively. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan and the 2008 Plan, as of June 30, 2013, there were 261,090 shares of restricted stock outstanding with award vesting periods of one to three years and a weighted average fair value of $7.95 per share. Compensation expense related to restricted shares is recognized ratably over the requisite service period. Expense recorded for all restricted stock awards totaled $908,000, $668,000, and $1,292,000 for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. At June 30, 2013, we had $1,842,000 of total unrecognized share-based compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 2.05 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) SHARE-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2013, 2012, and 2011 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2010	804	$1.89
Granted during year	156	4.95
Vested during year	(511)	2.49
Forfeited during year	(39)	1.74

Outstanding at June 30, 2011	410	$2.31
Granted during year	162	3.57
Vested during year	(352)	1.96
Forfeited during year	(29)	3.83

Outstanding at June 30, 2012	191	$3.79
Granted during year	325	7.90
Vested during year	(128)	3.81
Forfeited during year	(127)	5.75

Outstanding at June 30, 2013	261	$7.95

(7) OPERATING LEASES

        We lease substantially all store locations under non-cancelable operating leases. Our leases generally are for a five-year period with two five-year renewal options and, in very limited circumstances, our leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 36 months if the store does not achieve sales expectations. Future minimum rental payments under leases are as follows (in thousands):

Fiscal Years Ending June 30,
2014	$62,228
2015	48,146
2016	37,278
2017	24,087
2018	11,994
Thereafter	6,183

Total minimum rental payments	$189,916

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) OPERATING LEASES (Continued)

        Rent expense for the fiscal years ended June 30, 2013, 2012, and 2011 was $82.7 million, $82.5 million, and $78.8 million, respectively. Rent expense includes rent for store locations and warehouses. Rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN AND STOCK PURCHASE PROGRAM

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant's contribution up to 4% of participant's compensation. We expensed contributions of $1.1 million, $1.1 million, and $1.0 million for the fiscal years ended June 30, 2013, 2012, and 2011, respectively.

(9) LEGAL PROCEEDINGS

        On May 13, 2013, the Company was named as a defendant in the following lawsuit, Kathleen Mason v. Tuesday Morning Corporation d/b/a Delaware TMC Corporation, filed in Country Court in Dallas County, Texas, cause number CC-13-02863-E (subsequently refiled as cause number CC-13-03372-A). The plaintiff is the former CEO of the Company and her employment was terminated in June 2012. In the petition, the plaintiff alleges disability discrimination, deliberate indifference and retaliation in violation of the Texas Commission on Human Rights Act. Each claim stems from the plaintiff's allegation that the Company regarded the plaintiff as having a disability (cancer) and fired her because of her disability. The Plaintiff seeks more than $1 million in monetary relief, including claims for compensatory damages, attorneys' fees, costs and interest. The Company denies the allegations. The Company filed a Special Exception and Answer to Plaintiff's Original Petition on July 12, 2013. The parties are engaged in the discovery phase of litigation. The Company believes this claim is without merit and intends to vigorously defend this matter.

        The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008—Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.)—in which the original complaint alleged violations of California's meal and rest period laws. The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times. Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company's alleged practice of providing "on-duty" meal periods to Senior Sales Associates violates the California Labor Code. The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks "on duty" at any point from April 1, 2005 to the present. The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013. Discovery is continuing and trial has been set for December 3, 2013. The Company believes the claims are without merit and will continue to vigorously defend against them.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2013	2012	2011
Net (loss) income	$(56,376)	$3,913	$9,579
Less: Income to participating securities	—	30	130

Net (loss) income attributable to common shares	$(56,376)	$3,883	$9,449

Weighted average common shares outstanding—basic	42,248	41,986	42,493
Effect of dilutive stock equivalents	—	550	585

Weighted average commons shares outstanding—dilutive	42,248	42,536	43,078

Net (loss) income per common share—basic	$(1.33)	$0.09	$0.22
Net (loss) income per common share—diluted	$(1.33)	$0.09	$0.22

        Options representing rights to purchase shares of common stock of 1.0 million at June 30, 2013, 1.9 million at June 30, 2012 and 1.8 million at June 30, 2011 were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the years ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Quarters Ended(1)
	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013
Net sales	$172,795	$285,312	$178,073	$202,134
Gross profit	64,906	61,601	66,157	66,774
Operating loss(3)	(10,884)	(22,593)	(11,734)	(11,284)
Net loss(4)	(6,961)	(21,466)	(12,366)	(15,583)
Basic loss per share(2)	$(0.17)	$(0.51)	$(0.29)	$(0.37)
Diluted loss per share(2)	$(0.17)	$(0.51)	$(0.29)	$(0.37)

	Quarters Ended(1)
	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012
Net sales	$170,653	$273,054	$172,699	$196,376
Gross profit	64,973	104,815	65,564	73,512
Operating (loss) income	(8,498)	25,485	(6,097)	(3,453)
Net (loss) income	(5,690)	15,857	(4,425)	(2,009)
Basic (loss) earnings per share(2)	$(0.13)	$0.37	$(0.10)	$(0.05)
Diluted (loss) earnings per share(2)	$(0.13)	$0.37	$(0.10)	$(0.05)

(1)
A significant portion of our net sales and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

(2)
Net (loss) income per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net (loss) income per share in fiscal years 2013 and 2012 may not equal the total computed for the year.

(3)
Our results for the quarter ended December 31, 2012 were impacted by a pretax loss of $41.8 million associated with the inventory devaluation charge.

(4)
Our results for the quarter ended June 30, 2013 were impacted by the disposal of assets including the e-commerce platform and the point of sale hardware.

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
3.2	Amended and Restated By-laws of the Company effective as of February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K as filed with the Commission on February 12, 2013)
10.1.1
Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) as filed with the Commission on February 10, 1998)†
10.1.2
Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)†
10.1.3
First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.2
Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement as filed with the Commission on April 19, 2004)†
10.2.1
First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.2.2
Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 8, 2007)†
10.3
Summary of Directors Compensation (incorporated by reference to the Company's Definitive Proxy Statement (File No. 000-19658) as filed with the Commission on September 27, 2012 under the section entitled "Director Compensation" on page 58)†
10.4
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Commission on November 6, 2007)†

Exhibit No.	Description
10.5	Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.6
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.7
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed with the Commission on December 19, 2007)†
10.8.1
Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Commission on October 3, 2008)†
10.8.2
First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed with the Commission on January 30, 2009)†
10.8.3
Second Amendment to Employment Agreement, dated February 16, 2012, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on February 17, 2012)†
10.9
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on October 10, 2008)
10.10
Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on October 10, 2008)†
10.11.1	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 19, 2008.)†
10.11.2	First Amendment to Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 9, 2012)†
10.11.3
Second Amendment to Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 23, 2012)†
10.12.1
Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed with the Commission on December 23, 2008)†

Exhibit No.	Description
10.12.2	Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 30, 2009)
10.12.3
Second Amendment to Credit Agreement, dated January 29, 2010, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 4, 2010)
10.12.4
Third Amendment to Credit Agreement, dated November 17, 2011, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on November 23, 2011)
10.13
Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.14
Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.15
Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.16
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on March 3, 2009)†
10.17	Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan†
10.18
Standstill Agreement, dated as of June 29, 2012, by and among Tuesday Morning Corporation, Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners V, L.P. and BC Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on July 2, 2012)
10.19
Form of Retention Bonus Agreement, dated as of June 5, 2012, by and between Tuesday Morning Corporation and the Executive Officers named therein (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K filed with the Commission on August 30, 2012)†
10.20
Churches Separation Agreement and Release dated as of March 3, 2013 between the Company and Brady Churches (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 7, 2013)†
10.21
Consulting Services Agreement dated as of March 3, 2013 by and between the Company and Brady Churches (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Commission on March 7, 2013)†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K as filed with the Commission on March 9, 2005)

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

†
Management contract or compensatory plan or arrangement