Form 10-Q
period 2013-09-30
TUESDAY MORNING CORP/DE
filed 2013-10-31
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock, par value $0.01 per share	43,085,417

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2013 (unaudited) and June 30, 2013

(In thousands, except per share data)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,325	$28,896
Inventories	260,437	211,981
Prepaid expenses	7,098	6,609
Deferred income taxes	—	991
Other current assets	3,207	2,310
Total Current Assets	284,067	250,787
Property and equipment, net	66,256	66,009
Deferred financing costs	1,863	2,011
Other assets	1,153	1,203
Deferred income tax — non current	3,545	1,870
Total Assets	$356,884	$321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,104	$72,958
Accrued liabilities	37,877	35,719
Deferred income taxes payable	684	—
Income taxes payable	2	85
Total Current Liabilities	154,667	108,762
Deferred rent	2,870	2,885
Other liabilities — non current	2,289	2,289
Income tax payable - non current	495	487
Total Liabilities	160,321	114,423

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 44,818,114 shares issued and 43,084,686 shares outstanding at September 30, 2013 and 44,517,731 shares issued and 42,785,978 shares outstanding at June 30, 2013	448	445
Additional paid-in capital	215,148	214,012
Retained deficit	(12,811)	(802)
Less: 1,733,428 common shares in treasury, at cost, at September 30, 2013 and 1,731,753 common shares in treasury, at cost, at June 30, 2013	(6,222)	(6,198)
Total Stockholders’ Equity	196,563	207,457
Total Liabilities and Stockholders’ Equity	$356,884	$321,880

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Net sales	$183,678	$172,795
Cost of sales	120,251	107,889
Gross profit	63,427	64,906
Selling, general and administrative expenses	75,894	75,790
Operating loss	(12,467)	(10,884)
Other income (expense):
Interest expense	(375)	(422)
Other income, net	84	58
Other expense, net	(291)	(364)
Loss before income taxes	(12,758)	(11,248)
Income tax benefit	(749)	(4,287)

Net Loss	$(12,009)	$(6,961)

Loss Per Share
Net loss per common share:
Basic	$(0.28)	$(0.17)
Diluted	$(0.28)	$(0.17)
Weighted average number of common shares:
Basic	42,618	41,764
Diluted	42,618	41,764

Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Statement of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended September 30,
	2013	2012
Net loss	$(12,009)	$(6,961)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	—	50
Less: Reclassification adjustment for losses included in net loss	—	(1)
Other Comprehensive Income, before tax	—	49
Less: Income tax provision related to items of other comprehensive income	—	19
Comprehensive Loss	$(12,009)	$(6,931)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended September 30,
	2013	2012
Net cash flows from operating activities:
Net loss	$(12,009)	$(6,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,870	3,608
Amortization of financing fees	148	151
Deferred income taxes	—	(671)
Loss on disposal of assets	55	85
Share-based compensation	294	196
Other non-cash items	—	50
Change in operating assets and liabilities:
Inventories	(48,447)	(66,098)
Prepaid and other current assets	(1,336)	(5,438)
Accounts payable	43,146	23,989
Accrued liabilities	2,158	6,057
Deferred rent	(15)	(129)
Income taxes payable	(75)	33
Net cash used in operating activities	(13,211)	(45,128)

Net cash flows from investing activities:
Proceeds from sale of assets	26	—
Capital expenditures	(3,198)	(3,614)
Net cash used in investing activities	(3,172)	(3,614)

Net cash flows from financing activities:
Repayments under revolving credit facility	—	(35,515)
Proceeds under revolving credit facility	—	48,015
Change in cash overdraft	—	5,381
Excess tax benefit related to exercise of stock options	—	(275)
Purchase of treasury stock	(24)	(42)
Proceeds from the exercise of employee stock options	836	1,439
Net cash provided by financing activities	812	19,003
Net decrease in cash and cash equivalents	(15,571)	(29,739)
Cash and cash equivalents, beginning of period	28,896	39,740
Cash and cash equivalents, end of period	$13,325	$10,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.     Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2014.

The preparation of unaudited interim consolidated financial statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to:  inventory valuation under the retail method; estimation of reserves and valuation allowances specifically related to insurance, income taxes, and litigation.  Actual results could differ from these estimates.  Our fiscal year ends on June 30 and we operate our business as a single operating segment.

2.     Share-based incentive plans

Stock Option Awards.  We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”), which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries.  The 1997 Plan authorized grants of options to purchase up to 4.8 million shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options previously granted under the plan are still exercisable.  The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2.0 million and 5.4 million shares, respectively, of authorized, but unissued common stock.

Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan.  Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms.  If the performance conditions are not satisfied, the options are forfeited.  No options with performance conditions were outstanding as of September 30, 2013.  The exercise prices of stock options outstanding on September 30, 2013, range between $1.24 per share and $35.23 per share.  There were 390,831 and 2.3 million shares available for grant under the 2004 Plan and the 2008 Plan at September 30, 2013, respectively.

Restricted Stock Awards.  Under the terms of the 1997 Plan, the 2004 Plan, and the 2008 Plan, we may also grant restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  Shares are valued at the fair market value of our common stock at the date of award.  At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007.  Under the 2004 Plan and the 2008 Plan, as of September 30, 2013, there were 276,882 shares of restricted stock outstanding with award vesting periods of one to four years and a weighted average fair value of $8.79 per share.

Performance Shares and Performance Units.  All outstanding performance shares were forfeited or vested during the fourth quarter of fiscal 2013, and as a result, there were no performance shares or performance units outstanding as of September 30, 2013.

Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Amortization of share-based compensation during the period	$303	$190
Amounts capitalized in ending inventory	(118)	(100)
Amounts recognized and charged to cost of sales	109	106

Amounts charged against income for the period before tax	$294	$196

3.     Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”   Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the quarters ended September 30, 2013 and 2012 was $12.0 million and $6.9 million, respectively.

4.     Commitments and contingencies —

On May 13, 2013, the Company was named as a defendant in the following lawsuit, Kathleen Mason v. Tuesday Morning Corporation d/b/a Delaware TMC Corporation, filed in County Court in Dallas County, Texas, cause number CC-13-02863-E (subsequently refiled and issued cause number CC-13-03372-E).  The plaintiff is the former President and Chief Executive Officer of the Company and her employment was terminated in June 2012.  In the petition, the plaintiff alleges disability discrimination, deliberate indifference and retaliation in violation of the Texas Commission on Human Rights Act.  Each claim stems from the plaintiff’s allegation that the Company regarded the plaintiff as having a disability (cancer) and fired her because of her disability.  The Plaintiff seeks more than $1 million in monetary relief, including claims for compensatory damages, attorneys’ fees, costs and interest.  The Company denies the allegations.  The Company filed a Special Exception and Answer to Plaintiff’s Original Petition on July 12, 2013.  Discovery is continuing in this case.  The Company believes this claim is without merit and intends to vigorously defend this matter.

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) —  in which the original complaint alleged violations of California’s meal and rest period laws.  The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  Discovery is continuing and trial has been set for May 2014.  The Company believes the claims are without merit and will continue to vigorously defend against them.

5.     Loss per common share - The following table sets forth the computation of basic and diluted (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2013	2012
Net loss	$(12,009)	$(6,961)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(12,009)	$(6,961)
Weighted average number of common shares outstanding - basic	42,618	41,764
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding - dilutive	42,618	41,764
Net loss per common share - basic	$(0.28)	$(0.17)
Net loss per common share - diluted	$(0.28)	$(0.17)

Options representing rights to purchase 649,678 shares and 948,065 shares of common stock at September 30, 2013 and September 30, 2012, respectively, were not included in the diluted loss per share calculation because the assumed exercise of such options would have been anti-dilutive.

6.     Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016.  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our secured credit facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to and on a pro forma basis for the six months immediately following the restricted payment and must satisfy a fixed charge coverage ratio requirement.  As of September 30, 2013, we were in compliance with all required covenants.

At September 30, 2013, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $144.5 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes. Interest expense of $0.4 million for the quarter ended September 30, 2013 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

7.     Depreciation — Accumulated depreciation of owned equipment and property at September 30, 2013 and June 30, 2013 was $114.5 million and $112.2 million, respectively.

8.     Income taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, Tuesday Morning Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.  The Internal Revenue Service has concluded an examination of the Company for all taxable years ended on or before June 30, 2010.  The effective tax rates for the quarters ended September 30, 2013 and September 30, 2012 were 5.9% and 38.1%, respectively.  The effective tax rate was lower in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to the establishment of a deferred tax asset valuation allowance beginning in the second quarter of the fiscal year ended June 30, 2013.

9.     Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less.  Cash equivalents are carried at cost, which approximates fair value.  At September 30, 2013 and at June 30, 2013, credit card receivables from third party consumer credit card providers were $4.6 million and $7.4 million, respectively.

10.  Recent accounting pronouncements — There were no recently issued accounting pronouncements during the first quarter of fiscal 2014 that affected the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Business Overview

•                  We sell upscale, name brand home furnishings, housewares, gifts, and seasonal goods and related items significantly below retail prices charged by department stores and specialty and on-line retailers in 820 stores in 42 states.  We also have a unique event-based selling strategy that creates a sense of urgency and excitement for our customer base.

•                  We are currently executing a business turnaround strategy to improve our store operations, merchandise offerings, sales productivity and overall profitability.  A number of specific costs have been and will continue to be incurred as we execute this strategy.  To provide enhanced information regarding our business performance, we have shown the effects of these specific costs in the Results of Operations section.

•                  One key goal of our new strategy is to significantly increase our inventory turnover.  As a result, our approach to pricing, the timing of markdowns, and our level and quality of inventory differs significantly from prior years.

•                  Net sales for the first quarter of fiscal 2014 increased $10.9 million or 6.3%, to $183.7 million from $172.8 million in the same period last year.  Comparable store sales for the quarter ended September 30, 2013 increased by 9.1%, compared to the same period last year, which was due to a 13.4% increase in transactions and a 4.3% decrease in average ticket.

•                  Cost of sales, as a percentage of net sales, for the first quarter of fiscal 2014 was 65.5% compared to 62.4% in the same period last year.

•                  Selling, general and administrative expenses were essentially flat at $75.9 million for the first quarter of fiscal 2014, compared to $75.8 million for the same quarter last year.

•                  We incurred a net loss of $12.0 million and a net loss per share of $0.28 for the quarter ended September 30, 2013, compared to a net loss of $7.0 million and a net loss per share of $0.17 for the same period last year.

•                  Inventory levels at September 30, 2013 increased $48.4 million to $260.4 million from $ 212.0 million at June 30, 2013 due to normal seasonal buying patterns.  Compared to the same date last year, inventories decreased $71.3 million from $331.7 million at September 30, 2012.

•                  Cash and cash equivalents at September 30, 2013 decreased $15.6 million to $13.3 million from $28.9 million at June 30, 2013.  Cash and cash equivalents were $3.3 million higher than cash and cash equivalents of $10.0 million at September 30, 2012, which was offset by $17.9 million in borrowings and cash overdraft.

Results of Operations

The following table sets forth certain financial information from our consolidated statements of operations.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.  There can be no assurance that the trends in sales or operating results will continue in the future.  In addition to our reported results, we have also provided adjusted (Non-GAAP) financial information to provide readers with additional information comparing our core results between the two periods.

(in thousands, except for per share data, percentages and ratios)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	183,678	—	183,678	172,795	—	172,795
Percent increase from prior year	6.3%	—	6.3%	1.3%	—	1.3%
Comparable store sales increase (1)	9.1%	—	9.1%	1.7%	—	1.7%
Gross profit	63,427	—	63,427	64,906	—	64,906
Selling, general and administrative expenses (3)	75,894	(2,393)	73,501	75,790	(1,492)	74,298
Operating income/(loss) (2)	(12,467)	2,393	(10,074)	(10,884)	1,492	(9,392)
Interest expense	(375)	—	(375)	(422)	—	(422)
Other income, net	84	—	84	58	—	58
Income tax provision/(benefit)	(749)	341	(408)	(4,287)	569	(3,718)
Net income/(loss) (2)	(12,009)	2,052	(9,957)	(6,961)	923	(6,038)
Diluted income/(loss) per share (2)	(0.28)	0.05	(0.23)	(0.17)	0.03	(0.14)
Ratios as a percent of net sales:
Gross profit	34.5%	—	34.5%	37.6%	—	37.6%
Selling, general and administrative expenses	41.3%	(1.3)%	40.0%	43.9%	(0.9)%	43.0%
Operating income/(loss)	(6.8)%	1.3%	(5.5)%	(6.3)%	0.9%	(5.4)%

(1)  Stores are included in the comparable store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.

(2)  See “Non-GAAP Financial Measures” below for a discussion of these non-GAAP measures and reconciliation to their  most directly comparable GAAP financial measures and further information on their uses and limitations.

(3)  See “Non-GAAP Financial Measures” below for detail of these adjustments.

Non-GAAP Financial Measures

We report our financial information in accordance with United States generally accepted accounting principles (GAAP).  However, we present certain financial measures identified as non-GAAP under the rules of the SEC to assess our results.  We believe that the non-GAAP financial measures provide useful information to the Company’s management, investors, and other interested parties because they allow them to understand and compare our core operating results during the first quarter of fiscal 2014 to the prior year period in a more consistent manner.  We believe this also facilitates the comparison of our results to the results of our peer companies.  The non-GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

The following non-GAAP financial measures are adjusted to exclude the impact of our management and board transition charges (including compensation and severance, consulting, legal, search and recruiting costs related to the transition) and e-commerce discontinuation charges.

Adjusted Operating Loss:  The following table reconciles operating loss, the most directly comparable GAAP financial measure, to adjusted operating loss, a non-GAAP financial measure:

(in thousands, except for ratios)

	Three Months Ended September 30,
	2013	2012
Operating loss (GAAP)	$(12,467)	$(10,884)
As a percent of net sales	-6.8%	-6.3%
Non-GAAP adjustments:
Compensation	1,554	144
Legal, consulting, and recruiting	839	1,348
Adjusted operating loss (Non-GAAP)	$(10,074)	$(9,392)
As a percent of net sales	-5.5%	-5.4%

Adjusted Net Loss from Continuing Operations:  The following table reconciles net loss from continuing operations, the most directly comparable GAAP financial measure, to adjusted net loss from continuing operations, a non-GAAP financial measure:

(in thousands)

	Three Months Ended September 30,
	2013	2012
Net loss from continuing operations (GAAP)	$(12,009)	$(6,961)
Non-GAAP adjustments:
Add compensation, net of tax of ($364) and $55(1)	1,918	89
Add legal, consulting, and recruiting, net of tax of ($190), and $514(1)	1,029	834
Add deferred tax asset valuation allowance	(895)	—
Adjusted net loss from continuing operations (non-GAAP)	$(9,957)	$(6,038)

(1)         The effective tax rate utilized in this non-GAAP adjusted net loss reconciliation is (23.2%) for the three months ended September 30, 2013 and 38.1% for the three months ended September 30, 2012.  This rate is inclusive of a deferred tax asset valuation allowance of $15.0 million recorded at September 30, 2013.

Adjusted Diluted EPS from Continuing Operations:  The following table reconciles diluted EPS from continuing operations, the most directly comparable GAAP financial measure, to adjusted diluted EPS from continuing operations, a non-GAAP financial measure:

	Three Months Ended September 30,
	2013	2012
Diluted EPS from continuing operations (GAAP)	$(0.28)	$(0.17)
Non-GAAP adjustments:
Add compensation, net of tax(1)	0.05	—
Add legal, consulting, and recruiting, net of tax(1)	0.02	0.03
Add deferred tax asset valuation allowance	(0.02)	—
Adjusted diluted EPS from continuing operations (non-GAAP)	$(0.23)	$(0.14)

(1)         The effective tax rate utilized in this non-GAAP adjusted net loss reconciliation is (23.2%) for the three months ended September 30, 2013 and 38.1% for the three months ended September 30, 2012.  This rate is inclusive of a deferred tax asset valuation allowance of $15.0 million recorded at September 30, 2013.

Three Months Ended September 30, 2013

Compared to the Three Months Ended September 30, 2012

Net sales increased $10.9 million, or 6.3%, to $183.7 million during the first quarter of fiscal 2014 from $172.8 million in the same quarter in fiscal 2013.  The increase for the first quarter of fiscal 2014 was primarily due to a 9.1% increase in sales from comparable stores.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.  Non-comparable store sales include sales from new stores not included in comparable store sales and sales from stores that have closed.  The increase in comparable store sales for the first quarter of fiscal 2014 was comprised of a 13.4% increase in transactions offset by a 4.3% decrease in average ticket.  Our comparable store sales increase was partially offset by our non-comparable store sales and e-commerce sales, which decreased $4.3 million or 2.4% of net sales for the prior year quarter.  The non-comparable store sales decrease is driven by 27 store closures since the end of the first quarter of fiscal 2013, and only seven openings in that time.

(in thousands)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase/ (Decrease)	% Increase/ (Decrease)
Comparable Store Sales	180,581	165,443	15,138	9.1%
Non-comparable Store Sales	2,740	4,726	(1,986)	-42.0%
Total Store Sales	183,321	170,169	13,152	7.7%
e-commerce	357	2,626	(2,269)	-86.4%
Total Company Sales	183,678	172,795	10,883	6.3%

We opened one new store and closed nine existing stores during the first quarter of fiscal 2014.  In addition, we relocated two existing stores during the first quarter of fiscal 2014.  Our store base decreased by eight stores in the first quarter of fiscal 2014, while the store base decreased by 12 stores in the same period in fiscal 2013.

Store Openings/Closings

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Fiscal Year Ended June 30, 2013
Stores open at beginning of period	828	852	852
Stores opened during the period	1	4	10
Stores closed during the period	(9)	(16)	(34)
Stores open at end of period	820	840	828

Gross profit for the first quarter of fiscal 2014 was $63.4 million, a decrease of 2.3% compared to $64.9 million in gross profit for the same quarter in fiscal 2013.  The decrease in gross profit as a percentage of net sales, from 37.6% in the first quarter of fiscal 2013 to 34.5% in the first quarter of fiscal 2014, was primarily due to a lower initial mark-up and higher markdowns.  One goal of the Company’s business turnaround initiative is to increase merchandise sell-through and inventory turnover.  As a result, retail pricing was more competitive and markdowns on seasonal and aged inventory have been accelerated relative to prior years.

Selling, general and administrative expenses were essentially flat for the first quarter of fiscal 2014 at $75.9 million, compared to $75.8 million for the same quarter last year.  As a percent of net sales, selling, general and administrative expenses decreased to 41.3% in the first quarter of fiscal 2014 from 43.9% in the same quarter of fiscal 2013.  We incurred selling, general and administrative expenses of $2.4 million in the first quarter of fiscal 2014 and $1.5 million in the first quarter of fiscal 2013 in connection with our business turnaround primarily related to executive compensation, severance, and legal expenses.  Excluding these expenses, which we do not believe to be indicative of our on-going expense structure, selling, general and administrative expenses decreased to 40.0%, as a percent of net sales, compared to 43.0% in the same quarter last year.

Operating loss was $12.5 million as compared to operating loss of $10.9 million in the first quarter of fiscal 2013. The Company’s operating results in the first quarter of fiscal 2014 versus the same quarter last year were impacted by the decline in gross margin and the incremental $0.9 million in business turnaround charges, which related primarily to legal and severance expenses.

Income tax benefit for the quarter ended September 30, 2013 was $0.8 million compared to $4.3 million for the same period last year.  The effective tax rates for the quarters ended September 30, 2013 and September 30, 2012 were 5.9% and 38.1%, respectively.  The effective tax rate was lower in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to the establishment of a deferred tax asset valuation allowance beginning in the second quarter of the fiscal year ended June 30, 2013.  The deferred tax asset valuation allowance as of September 30, 2013 was $15.0 million.

Net loss was $12.0 million or $0.28 per share compared to net loss of $7.0 million or $0.17 per share in the first quarter of fiscal 2013.  The Company’s results were impacted by the effects of the items described above and a reduced effective tax rate due to the establishment of a deferred tax asset valuation beginning in the second quarter of fiscal 2013.  Excluding the business turnaround charges, non-GAAP adjusted net loss was $10.0 million or $0.23 per share for the first quarter ended September 30, 2013 compared to a non-GAAP adjusted net loss of $6.0 million or $0.14 per share in the same period last year.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended September 30, 2013 and 2012 was $13.2 million and $45.1 million, respectively.  The $13.2 million of cash used in operating activities for the three months ended September 30, 2013 was primarily due to an increase in inventory of $48.4 million, an increase in other assets of $1.3 million, and a net loss of $9.1 million excluding depreciation, largely offset by an increase in accounts payable and accrued liabilities of $43.1 million and $2.2 million, respectively.  The increase in inventory was due to an increase in purchases in preparation for the holiday selling season and the timing of payments to vendors.  There were no significant changes to our vendor payment policy during the three months ended September 30, 2013.  The $45.1 million of cash used in operating activities for the three months ended September 30, 2012 was primarily due to an increase in inventory of $66.1 million, an increase in other assets of $5.4 million, and a net loss of $3.4 million excluding depreciation, largely offset by an increase in accounts payable and accrued liabilities of $24.0 million and $6.1 million, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2013 and 2012 relates to capital expenditures.  Capital expenditures are primarily associated with new store openings or relocations, capital improvements to existing stores, or enhancements to warehouse and office equipment and systems, and totaled $3.2 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended September 30, 2013, compared to net cash provided by financing activities of $19.0 million for the three months ended September 30, 2012.  The changes relate primarily to proceeds in the prior year quarter, net of repayment, on the revolving credit facility of $12.5 million and none in the current fiscal year quarter and a favorable change in cash overdraft of $5.4 million in the prior year quarter.

Secured Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016.  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our secured credit facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate  commitments under the Revolving Credit Facility for three months prior to and on a pro forma basis for the six months immediately following the restricted payment and must satisfy a fixed charge coverage ratio requirement.  As of September 30, 2013, we were in compliance with all required covenants.

At September 30, 2013, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $144.5 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense of $0.4 million for the three months ended September 30, 2013 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Cash and cash equivalents were $13.3 million as of September 30, 2013 and $10.0 million at September 30, 2012.  Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors.  Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures.  We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year.  If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing.  However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2013.

As of September 30, 2013, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

There were no changes to our critical accounting policies during the first quarter of fiscal 2014.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the first quarter of fiscal 2014 were 6.4% of sales versus 5.1% of sales for the same period last year.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2013 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2014 of $1.3 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Recent Accounting Pronouncements

There were no recently issued accounting pronouncements during the first quarter of fiscal 2014 that affected the Company.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial position, and our business outlook or state other “forward-looking” information.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

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

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  Except as may be required by law, we undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events.  Investors are cautioned not to place undue reliance on any forward-looking statements.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risks as disclosed in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2013.

Item 4.                   Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in this quarterly report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

On May 13, 2013, the Company was named as a defendant in the following lawsuit, Kathleen Mason v. Tuesday Morning Corporation d/b/a Delaware TMC Corporation, filed in County Court in Dallas County, Texas, cause number CC-13-02863-E (subsequently refiled and issued cause number CC-13-03372-E).  The plaintiff is the former President and Chief Executive Officer of the Company and her employment was terminated in June 2012.  In the petition, the plaintiff alleges disability discrimination, deliberate indifference and retaliation in violation of the Texas Commission on Human Rights Act.  Each claim stems from the plaintiff’s allegation that the Company regarded the plaintiff as having a disability (cancer) and fired her because of her disability.  The Plaintiff seeks more than $1 million in monetary relief, including claims for compensatory damages, attorneys’ fees, costs and interest.  The Company denies the allegations.  The Company filed a Special Exception and Answer to Plaintiff’s Original Petition on July 12, 2013.  Discovery is continuing in this case.  The Company believes this claim is without merit and intends to vigorously defend this matter.

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) —  in which the original complaint alleged violations of California’s meal and rest period laws.  The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  Discovery is continuing and trial has been set for May 2014.  The Company believes the claims are without merit and will continue to vigorously defend against them.

Item 1A.                        Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended September 30, 2013 are listed in the following table:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (3)
July 1 through July 31	—	$—	—	$3,802,484
August 1 through August 31	—	$—	—	$3,802,484
September 1 through September 30	1,675	$14.35	1,675	$3,778,450
Total	1,675	$14.35	1,675	$3,778,450

(1)             Shares of Common Stock withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

(2)             Excludes commissions.

(3)             On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time.  The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  For the three months ended September 30, 2013, 1,675 shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $24,000.  All shares were withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1	Consulting Agreement dated August 6, 2013 by and between Tuesday Morning, Inc. and William Montalto †

10.2

Employment Agreement dated August 19, 2013 by and between the Company and R. Michael Rouleau (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on August 20, 2013) †

10.3	Severance Agreement and Release dated August 29, 2013 by and between John Rossler and Tuesday Morning, Inc. †

10.4

Consulting Agreement dated September 7, 2013 by and between Stephanie Bowman and Tuesday Morning, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on September 9, 2013) †

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

†  Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 30, 2013	By:	/s/ JEFFREY N. BOYER
Jeffrey N. Boyer, Executive Vice President,
Chief Administrative Officer and Chief Financial Officer
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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1	Consulting Agreement dated August 6, 2013 by and between Tuesday Morning, Inc. and William Montalto †

10.2

Employment Agreement dated August 19, 2013 by and between the Company and R. Michael Rouleau (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on August 20, 2013) †

10.3	Severance Agreement and Release dated August 29, 2013 by and between John Rossler and Tuesday Morning, Inc. †

10.4

Consulting Agreement dated September 7, 2013 by and between Stephanie Bowman and Tuesday Morning, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on September 9, 2013) †

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

†  Management contract or compensatory plan or arrangement