Form 10-Q
period 2013-12-31
TUESDAY MORNING CORP/DE
filed 2014-01-30
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2014
Common Stock, par value $0.01 per share	43,247,582

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2013 (unaudited) and June 30, 2013

(In thousands, except per share data)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,313	$28,896
Inventories	203,621	211,981
Prepaid expenses	6,170	6,609
Deferred income taxes	—	991
Other current assets	738	2,310
Total Current Assets	263,842	250,787
Property and equipment, net	68,599	66,009
Deferred financing costs	1,714	2,011
Other assets	1,134	1,203
Deferred income tax — non current	4,053	1,870
Total Assets	$339,342	$321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,513	$72,958
Accrued liabilities	41,433	35,719
Deferred income taxes payable	1,193	—
Income taxes payable	15	85
Total Current Liabilities	118,154	108,762
Deferred rent	2,767	2,885
Other liabilities — non current	2,289	2,289
Income tax payable - non current	404	487
Total Liabilities	123,614	114,423

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 44,989,439 shares issued and 43,251,634 shares outstanding at December 31, 2013 and 44,517,731 shares issued and 42,785,978 shares outstanding at June 30, 2013	450	445
Additional paid-in capital	216,699	214,012
Retained earnings (deficit)	4,863	(802)
Less: 1,737,805 common shares in treasury, at cost, at December 31, 2013 and 1,731,753 common shares in treasury, at cost, at June 30, 2013	(6,284)	(6,198)
Total Stockholders’ Equity	215,728	207,457
Total Liabilities and Stockholders’ Equity	$339,342	$321,880

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$285,771	$285,312	$469,449	$458,107
Cost of sales	186,433	223,711	306,684	331,600
Gross profit	99,338	61,601	162,765	126,507
Selling, general and administrative expenses	81,053	84,194	156,947	159,984
Operating income (loss)	18,285	(22,593)	5,818	(33,477)
Other income (expense):
Interest income	11	—	15	—
Interest expense	(394)	(486)	(769)	(908)
Other income (expense), net	3	(1,267)	83	(1,209)
Other expense, net	(380)	(1,753)	(671)	(2,117)
Income (loss) before income taxes	17,905	(24,346)	5,147	(35,594)
Income tax provision (benefit)	231	(2,880)	(518)	(7,167)

Net income (loss)	$17,674	$(21,466)	$5,665	$(28,427)

Earnings Per Share
Net income (loss) per common share:
Basic	$0.41	$(0.51)	$0.13	$(0.68)
Diluted	$0.41	$(0.51)	$0.13	$(0.68)
Weighted average number of common shares:
Basic	42,904	42,308	42,761	42,036
Diluted	43,221	42,308	43,139	42,036

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Statement of Comprehensive Income/(Loss) (unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$17,674	$(21,466)	$5,665	$(28,427)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	6	—	57
Less: Reclassification adjustment for losses included in net income/(loss)	—	—	—	(1)
Other Comprehensive Income, before tax	—	6	—	56
Less: Income tax provision (benefit) related to items of other comprehensive income	—	2	—	21
Comprehensive Income (Loss)	$17,674	$(21,462)	$5,665	$(28,392)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended December 31,
	2013	2012
Net cash flows from operating activities:
Net income (loss)	$5,665	$(28,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,866	7,130
Amortization of financing fees	297	302
Deferred income taxes	1	(9,172)
Loss on disposal of assets	208	1,503
Share-based compensation	1,017	1,024
Other non-cash items	—	56
Change in operating assets and liabilities:
Inventories	8,338	57,243
Prepaid and other current assets	2,080	3,517
Accounts payable	568	(27,872)
Accrued liabilities	5,714	7,716
Deferred rent	(118)	(326)
Income taxes payable	(153)	990
Net cash provided by operating activities	29,483	13,684

Net cash flows from investing activities:
Proceeds from sale of assets	26	—
Capital expenditures	(8,690)	(6,360)
Net cash used in investing activities	(8,664)	(6,360)

Net cash flows from financing activities:
Repayments under revolving credit facility	(25,100)	(93,655)
Proceeds under revolving credit facility	25,100	93,655
Change in cash overdraft	1,987	—
Excess tax benefit related to exercise of stock options	—	(507)
Purchase of treasury stock	(86)	(59)
Proceeds from the exercise of employee stock options	1,697	1,485
Net cash provided by financing activities	3,598	919
Net increase in cash and cash equivalents	24,417	8,243
Cash and cash equivalents, beginning of period	28,896	39,740
Cash and cash equivalents, end of period	$53,313	$47,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The results of operations for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2014.

The preparation of unaudited interim consolidated financial statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to:  inventory valuation under the retail method; and estimation of reserves and valuation allowances specifically related to insurance, income taxes, and litigation.  Actual results could differ from these estimates.  Our fiscal year ends on June 30 and we operate our business as a single operating segment.

2.      Share-based incentive plans — Stock Option Awards.  We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”), which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries.  The 1997 Plan authorized grants of options to purchase up to 4.8 million shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan but options previously granted under the plan are still exercisable.  The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2.0 million and 5.4 million shares, respectively, of authorized, but unissued common stock.

Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan.  Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms.  If the performance conditions are not satisfied, the options are forfeited.  No options with performance conditions were outstanding as of December 31, 2013.  The exercise prices of stock options outstanding on December 31, 2013, range between $1.24 per share and $35.23 per share.  There were 365,656 and 2.3 million shares available for grant under the 2004 Plan and the 2008 Plan, respectively, at December 31, 2013.

Restricted Stock Awards.  Under the terms of the 2004 Plan and the 2008 Plan, we may also grant restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  Shares are valued at the fair market value of our common stock at the date of award.  There are no restricted stock awards outstanding under the 1997 Plan, which terminated pursuant to its terms as of December 29, 2007..  Under the 2004 Plan and the 2008 Plan, as of December 31, 2013, there were 225,204 shares of restricted stock outstanding with award vesting periods of one to four years and a weighted average fair value of $9.61 per share.

Performance Shares and Performance Units.   All performance shares were forfeited or vested during the third quarter of fiscal 2013, and as a result, there were no performance shares or performance units outstanding as of December 31, 2013.

Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Amortization of share-based compensation during the period	$690	$752	$994	$942
Amounts capitalized in ending inventory	(190)	(210)	(308)	(310)
Amounts recognized and charged to cost of sales	222	286	331	392

Amounts charged against income for the period before tax	$722	$828	$1,017	$1,024

3.      Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.   We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”   Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.   Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.   Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.   The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.   Comprehensive income for the three months ended December 31, 2013 was $17.7 million compared to a comprehensive loss for the three months ended December 31, 2012 of $21.5 million, while comprehensive income for the six months ended December 31, 2013 was $5.7 million compared to a comprehensive loss for the six months ended December 31, 2012 of $28.4 million.

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

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) —  in which the original complaint alleged violations of California’s meal and rest period laws.  The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  The parties have agreed to stay further discovery in light of current settlement discussions.

5.      Income (loss) per common share - The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income /(loss)	$17,674	$(21,466)	$5,665	$(28,427)
Less: Income to participating securities	(99)	—	(34)	—
Net income/(loss) attributable to common shares	$17,575	$(21,466)	$5,631	$(28,427)
Weighted average number of common shares outstanding basic	42,904	42,308	42,761	42,036
Effect of dilutive stock equivalents	317	—	378	—
Weighted average number of common shares outstanding dilutive	43,221	42,308	43,139	42,036
Net income/(loss) per common share basic	$0.41	$(0.51)	$0.13	$(0.68)
Net income/(loss) per common share diluted	$0.41	$(0.51)	$0.13	$(0.68)

For the three and six months ended December 31, 2013 options representing rights to purchase 876,521 shares and 705,165 shares, respectively, were not included in the diluted income per share calculation because the assumed exercise of such options would have been anti-dilutive.  All options representing rights to purchase shares were excluded from diluted income per share for the three and six months ended December 31, 2012, as the Company had a net loss for those periods.

6.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to and on a pro forma basis for the six months immediately following the restricted payment and must satisfy a fixed charge coverage ratio requirement.  As of December 31, 2013, we were in compliance with all required covenants.

At December 31, 2013, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $98.7 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes. Interest expense of $0.4 million for the quarter ended December 31, 2013 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

7.      Depreciation — Accumulated depreciation of owned equipment and property at December 31, 2013 and June 30, 2013 was $116.9 million and $112.2 million, respectively.

8.      Income taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, Tuesday Morning Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.  The Internal Revenue Service has concluded an examination of the Company for all taxable years ended on or before June 30, 2010.   The effective tax rates for the quarters ended December 31, 2013 and December 31, 2012 were 1.3% and 11.8%, respectively.   The effective tax rate was lower for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 due to the deferred tax asset valuation allowance which was established starting in the same period last year.  The effective tax rates for six months ended December 31, 2013 and December 31, 2012 were (10.1%) and 20.1%, respectively.  The effective tax rate was lower for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 due to the deferred tax asset valuation allowance which was established starting in the same period last year.

9.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less.  Cash equivalents are carried at cost, which approximates fair value.  At December 31, 2013 and at June 30, 2013, credit card receivables from third party consumer credit card providers were $3.2 million and $7.4 million, respectively.

10.    Recent accounting pronouncements — There were no accounting pronouncements issued during the second quarter of fiscal 2014 that affected the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Business Overview

•                  We sell upscale, name brand home furnishings, housewares, gifts, and seasonal goods and related items significantly below retail prices charged by department stores and specialty and on-line retailers in 819 stores in 41 states.  We also have a promotional sale each month that creates a sense of urgency and excitement for our customer base.

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

•                  Net sales for the second quarter of fiscal 2014 were $285.8 million, essentially flat with $285.3 million for the same period last year.  Comparable store sales for the quarter ended December 31, 2013 increased by 3.1%, compared to the same period last year, which was due to a 7.0% increase in customer transactions partially offset by a 3.9% decrease in average ticket.  Net sales for the six months ended December 31, 2013 increased $11.3 million, or 2.5%, to $469.4 million from $458.1 million for the same period last year.  Comparable store sales for the six months ended December 31, 2013 increased by 5.4%, compared to the same period last year, which was due to a 9.4% increase in customer transactions partially offset by a 4.0% decrease in average ticket.

•                  Cost of sales, as a percentage of net sales, for the second quarter of fiscal 2014 was 65.2%, compared to 78.4% for the same period last year.  Cost of sales, as a percentage of net sales, for the six months ended December 31, 2013 was 65.3%, compared to 72.4% for the same period last year.

•                  For the second quarter of fiscal 2014, selling, general and administrative expenses decreased $3.1 million to $81.1million, from $84.2 million for the same quarter last year.  For the six months ended December 31, 2013, selling, general and administrative expenses decreased approximately $3.0 million, to $156.9 million from $160.0 million for the same period last year.

•                  We generated net income of $17.7 million and net income per share of $0.41 for the quarter ended December 31, 2013, compared to a net loss of $21.5 million and a net loss per share of $0.51 for the same period last year.  For the six months ended December 31, 2013, we generated net income of $5.7 million and net income of $0.13 per share, compared to a net loss of $28.4 million and a net loss of $0.68 per share for the same period last year.

•                  Inventory levels at December 31, 2013 decreased $8.4 million to $203.6 million from $212.0 million at June 30, 2013 due to normal seasonal selling patterns, combined with favorable results from our inventory productivity initiative.  Compared to the same date last year, inventories decreased $4.7 million from $208.3 million at December 31, 2012.

•                  Cash and cash equivalents at December 31, 2013 increased $24.4 million to $53.3 million from $28.9 million at June 30, 2013.  Compared to the same date last year, cash and cash equivalents increased $5.3 million from $48.0 million at December 31, 2012.

Results of Operations

The following tables set forth certain financial information from our consolidated statements of operations for the second quarter and the six months ended December 31, 2013 and the corresponding periods in 2012.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.  There can be no assurance that the trends in sales or operating results will continue in the future.  In addition to our reported results, we have also provided adjusted (Non-GAAP) financial information to provide readers with additional information comparing our core results between the second quarter and the six months ended December 31, 2013 and the corresponding periods in 2012.

(in thousands, except for per share data, percentages and ratios)

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	$285,771	—	$285,771	$285,312	—	$285,312
Percent increase from prior year	0.2%	—	0.2%	4.5%	—	4.5%
Comparable store sales increase (1)	3.1%	—	3.1%	5.6%	—	5.6%
Gross profit (2)	$99,338	$1,810	$101,148	$61,601	$41,809	$103,410
Selling, general and administrative expenses (2)	$81,053	$(244)	$80,809	$84,194	$(5,349)	$78,845
Operating income/(loss) (3)	$18,285	$2,054	$20,339	$(22,593)	$47,158	$24,565
Interest income	$11	—	$11	—	—	—
Interest expense	$(394)	—	$(394)	$(486)	—	$(486)
Other income, net	$3	—	$3	$(1,267)	$1,387	$120
Income tax provision/(benefit)	$231	$391	$622	$(2,880)	$11,626	$8,746
Net income/(loss) (3)	$17,674	$1,663	$19,337	$(21,466)	$36,919	$15,453
Diluted income/(loss) per share (3)	$0.41	$0.04	$0.45	$(0.51)	$0.88	$0.37
Ratios as a percent of net sales:
Gross profit	34.8%	0.6%	35.4%	21.6%	14.7%	36.2%
Selling, general and administrative expenses	28.4%	(0.1)%	28.3%	29.5%	(1.9)%	27.6%
Operating income/(loss)	6.4%	0.7%	7.1%	(7.9)%	16.5%	8.6%

(1)  Stores are included in the comparable store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.

(2)  See “Non-GAAP Financial Measures” below for details on these adjustments.  The adjustment to gross profit and the components of the adjustments to selling, general and administrative expenses are set forth in the first table under “Non-GAAP Financial Measures” below.

(3)  See “Non-GAAP Financial Measures” below for a discussion of these non-GAAP measures and reconciliation to their most directly comparable GAAP financial measures and further information on their uses and limitations.

(in thousands, except for per share data, percentages and ratios)

	Six Months Ended December 31, 2013			Six Months Ended December 31, 2012
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	$469,449	—	$469,449	$458,107	—	$458,107
Percent increase from prior year	2.5%	—	2.5%	3.2%	—	3.2%
Comparable store sales increase (1)	5.4%	—	5.4%	4.0%	—	4.0%
Gross profit (2)	$162,765	$1,810	$164,575	$126,507	$41,809	$168,316
Selling, general and administrative expenses (2)	$156,947	$(2,637)	$154,310	$159,984	$(6,842)	$153,142
Operating income/(loss) (3)	$5,818	$4,447	$10,265	$(33,477)	$48,651	$15,174
Interest income	$15	—	$15	—	—	—
Interest expense	$(769)	—	$(769)	$(908)	—	$(908)
Other income, net	$83	—	$83	$(1,209)	$1,387	$178
Income tax provision/(benefit)	$(518)	$733	$215	$(7,167)	$11,985	$4,818
Net income/(loss) (3)	$5,665	$3,714	$9,379	$(28,427)	$38,053	$9,626
Diluted income/(loss) per share (3)	$0.13	$0.09	$0.22	$(0.68)	$0.91	$0.23
Ratios as a percent of net sales:
Gross profit	34.7%	0.4%	35.1%	27.6%	9.1%	36.7%
Selling, general and administrative expenses	33.4%	(0.6)%	32.9%	34.9%	(1.5)%	33.4%
Operating income/(loss)	1.2%	0.9%	2.2%	(7.3)%	10.6%	3.3%

(1)  Stores are included in the comparable store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.

(2)  See “Non-GAAP Financial Measures” below for details on these adjustments.  The adjustment to gross profit and the components of the adjustments to selling, general and administrative expenses are set forth in the first table under “Non-GAAP Financial Measures” below.

(3)  See “Non-GAAP Financial Measures” below for a discussion of these non-GAAP measures and reconciliation to their most directly comparable GAAP financial measures and further information on their uses and limitations.

Non-GAAP Financial Measures

We report our financial information in accordance with United States generally accepted accounting principles (GAAP).  However, we present certain financial measures identified as non-GAAP under the rules of the SEC to assess our results.  We believe that the non-GAAP financial measures provide useful information to the Company’s management, investors, and other interested parties because they allow them to understand and compare our core operating results during the second quarter and six months ended December 31, 2013 to the corresponding prior year periods in a more consistent manner.  We believe this also facilitates the comparison of our results to the results of our peer companies.  The non-GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

The following non-GAAP financial measures are adjusted to exclude the impact of the following business turnaround related charges and adjustments: our inventory write-down, management and board transition charges (including compensation and severance, consulting, legal, search and recruiting costs related to the transition), costs associated with exiting the e-Commerce business and changes in our deferred tax asset valuation allowance.  The amount of the turnaround related inventory write-down excluded from cost of sales (and the calculation of gross profit on a non-GAAP basis) and the adjustments to selling, general and administrative expenses are included in the first table below.

Adjusted Operating Income/(Loss):  The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

(in thousands, except for ratios)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Operating income/(loss) (GAAP)	$18,285	$(22,593)	$5,818	$(33,477)
As a percent of net sales	6.4%	-7.9%	1.2%	-7.3%
Non-GAAP adjustments:
Adjustment reducing cost of sales:
Inventory write-down	$1,810	$41,809	$1,810	$41,809
Adjustments reducing selling, general and administrative expenses:
Store reorganization and clean-up	—	1,125	—	1,125
Compensation	—	1,542	1,554	1,686
Legal, consulting, and recruiting	244	2,682	1,083	4,031
Adjusted operating income (Non-GAAP)	$20,339	$24,565	$10,265	$15,174
As a percent of net sales	7.1%	8.6%	2.2%	3.3%

Adjusted Net Income/(Loss) from Continuing Operations:  The following table reconciles net income/(loss) from continuing operations, the most directly comparable GAAP financial measure, to adjusted net income from continuing operations, a non-GAAP financial measure:

(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income/(loss) from continuing operations (GAAP)	$17,674	$(21,466)	$5,665	$(28,427)
Non-GAAP adjustments:
Inventory write-down, net of tax of ($336), $15,460, ($380), and $15,298(1)(2)	2,146	26,349	2,190	26,511
Store reorganization and clean-up, net of tax of $—, $416, $—, and $412(1)(2)	—	709	—	713
Compensation, net of tax of $—, $570, ($326), and $617(1)(2)	—	972	1,880	1,069
Legal, consulting, and recruiting, net of tax of ($45), $992, ($210), and $1,475(1)(2)	289	1,690	1,208	2,556
Disposal of systems, net of tax of $—, $512, ($18), and $507(1)(2)	—	875	103	880
Deferred tax asset valuation allowance	(772)	6,324	(1,667)	6,324
Adjusted net income from continuing operations (non-GAAP)	$19,337	$15,453	$9,379	$9,626

(1)         The effective tax rate utilized in this non-GAAP adjusted net income/(loss) reconciliation is (18.5%) for the three months ended December 31, 2013 and 37.0% for the three months ended December 31, 2012.  This rate is inclusive of a deferred tax asset valuation allowance of $18.1 million as of December 31, 2013 and of $6.3 million as of December 31, 2012.

(2)         The effective tax rate utilized in this non-GAAP adjusted net income/(loss) reconciliation is (21.0%) for the six months ended December 31, 2013 and 36.6% for the six months ended December 31, 2012.  This rate is inclusive of a deferred tax asset valuation allowance of $18.1 million as of December 31, 2013 and of $6.3 million as of December 31, 2012.

Adjusted Diluted EPS from Continuing Operations:  The following table reconciles diluted EPS from continuing operations, the most directly comparable GAAP financial measure, to adjusted diluted EPS from continuing operations, a non-GAAP financial measure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Diluted EPS from continuing operations (GAAP)	$0.41	$(0.51)	$0.13	$(0.68)
Non-GAAP adjustments:
Inventory write-down, net of tax(1) (2)	0.05	0.63	0.06	0.63
Store reorganization and clean-up, net of tax(1) (2)	—	0.02	—	0.02
Compensation, net of tax(1) (2)	—	0.02	0.04	0.03
Legal, consulting, and recruiting, net of tax(1) (2)	0.01	0.04	0.03	0.06
Disposal of systems, net of tax(1) (2)	—	0.02	—	0.02
Deferred tax asset valuation allowance	(0.02)	0.15	(0.04)	0.15
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.45	$0.37	$0.22	$0.23

(1)         The effective tax rate utilized in this non-GAAP adjusted EPS reconciliation is (18.5%) for the three months ended December 31, 2013 and 37.0% for the three months ended December 31, 2012.  This rate is inclusive of a deferred tax asset valuation allowance of $18.1 million as of December 31, 2013 and of $6.3 million as of December 31, 2012.

(2)         The effective tax rate utilized in this non-GAAP adjusted EPS reconciliation is (21.0%) for the six months ended December 31, 2013 and 36.6% for the six months ended December 31, 2012.  This rate is inclusive of a deferred tax asset valuation allowance of $18.1 million as of December 31, 2013 and of $6.3 million as of December 31, 2012.

Three Months Ended December 31, 2013

Compared to the Three Months Ended December 31, 2012

Net sales for the second quarter of fiscal 2014 were $285.8 million, essentially flat with $285.3 million for the same quarter in fiscal 2013.  Comparable store sales increased by 3.1% compared to the second quarter of fiscal 2013.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.  Non-comparable store sales include sales from new stores not included in comparable store sales and sales from stores that have closed.  The increase in comparable store sales for the second quarter of fiscal 2014 was comprised of a 7.0% increase in customer transactions partially offset by a 3.9% decrease in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales and e-Commerce sales, which decreased a total of $8.1 million or 2.8% of net sales for the prior year quarter.  The non-comparable store sales decrease is driven by 28 store closures, partially offset by four store openings.

(in thousands)

	Three Months	Three Months
	Ended	Ended		%
	December 31,	December 31,	Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Comparable Store Sales	$282,742	$274,195	$8,548	3.1%
Non-comparable Store Sales	3,030	7,888	(4,858)	-61.6%
Total Store Sales	285,772	282,082	3,690	1.3%
e-Commerce	(1)	3,230	(3,231)	-100.0%
Total Company Sales	$285,771	$285,312	$459	0.2%

We opened one new store and closed two existing stores during the second quarter of fiscal 2014.  In addition, we relocated one existing store during the second quarter of fiscal 2014.  Our store base decreased by one store for the second quarter of fiscal 2014, while the store base increased by three stores for the same period in fiscal 2013.

Store Openings/Closings

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Fiscal Year Ended June 30, 2013
Stores open at beginning of period	820	840	852
Stores opened during the period	1	4	10
Stores closed during the period	(2)	(1)	(34)
Stores open at end of period	819	843	828

Gross profit for the second quarter of fiscal 2014 was $99.3 million, an increase of 61.3% compared to $61.6 million in gross profit for the same quarter in fiscal 2013.  The increase in gross profit as a percentage of net sales, from 21.6% for the second quarter of fiscal 2013 to 34.8% for the second quarter of fiscal 2014, was primarily due to the $41.8 million inventory valuation charge recorded in the second quarter of fiscal 2013 along with a lower initial mark-up, partially offset by lower buying and distribution costs in fiscal 2014.  One goal of the Company’s business turnaround initiative is to increase merchandise sell-through and inventory turnover.  As a result, retail pricing was more competitive and markdowns on seasonal and aged inventory have been accelerated relative to prior years.

Selling, general and administrative expenses decreased $3.1 million for the second quarter of fiscal 2014 to $81.1 million, compared to $84.2 million for the same quarter last year.  As a percent of net sales, selling, general and administrative expenses decreased to 28.4% for the second quarter of fiscal 2014 from 29.5% for the same quarter of fiscal 2013.  We incurred selling, general and administrative expenses of $0.2 million in the second quarter of fiscal 2014 and $5.3 million in the second quarter of fiscal 2013 in connection with our business turnaround, primarily related to executive compensation, severance, and legal expenses.  Excluding these expenses, which we do not believe to be indicative of our on-going expense structure, selling, general and administrative expenses, as a percent of net sales were 28.3% compared to 27.6% for the same quarter last year.  This increase is primarily due to higher store labor support and the addition of a store and corporate incentive program.

Operating income was $18.3 million as compared to an operating loss of $22.6 million for the second quarter of fiscal 2013. The Company’s operating results for the second quarter of fiscal 2014 compared to the same quarter last year were impacted by the $41.8 million inventory valuation charge recorded in the second quarter of fiscal 2013 along with a lower initial mark-up, partially offset by lower buying and distribution costs in fiscal 2014 as well as higher store labor support and the addition of a store and corporate incentive program in fiscal 2014.

Income tax expense for the quarter ended December 31, 2013 was $0.2 million compared to an income tax benefit of $2.9 million for the same period last year.  The effective tax rates for the quarters ended December 31, 2013 and December 31, 2012 were 1.3% and 11.8%, respectively.  The effective tax rate was lower for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, due to the deferred tax asset valuation allowance which was established starting in the same period last year.  The deferred tax asset valuation allowance as of December 31, 2013 and December 31, 2012 was $18.1 million and $6.3 million, respectively.

Net income was $17.7 million, or $0.41 per share, compared to a net loss of $21.5 million, or $0.51 per share, for the second quarter of fiscal 2013.  The Company’s results were impacted by the effects of the items described above and a reduced effective tax rate due to the establishment of a deferred tax asset valuation allowance beginning in the second quarter of fiscal 2013.  Excluding the business turnaround charges, non-GAAP adjusted net income was $19.3 million, or $0.45 per share, for the second quarter ended December 31, 2013, compared to non-GAAP adjusted net income of $15.5 million, or $0.37 per share, for the same period last year.

Six Months Ended December 31, 2013

Compared to the Six Months Ended December 31, 2012

Net sales increased $11.3 million, or 2.5%, to $469.4 million during the first six months of fiscal 2014 from $458.1 million for the same period in fiscal 2013.  The increase for the first six months of fiscal 2014 was primarily due to a 5.4% increase in sales from comparable stores.  The increase in comparable store sales for the first six months of fiscal 2014 was comprised of a 9.4% increase in customer transactions partially offset by a 4.0% decrease in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales and e-Commerce sales, which decreased a total of $12.3 million, or 2.7% of net sales, for the same period in fiscal 2013.  The non-comparable store sales decrease is driven by 28 store closures, partially offset by four store openings.

(in thousands)

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Increase/ (Decrease)	% Increase/ (Decrease)
Comparable Store Sales	$463,323	$439,637	$23,686	5.4%
Non-comparable Store Sales	5,770	12,614	(6,844)	-54.3%
Total Store Sales	469,093	452,251	16,842	3.7%
e-Commerce	356	5,856	(5,500)	-93.9%
Total Company Sales	$469,449	$458,107	$11,342	2.5%

We opened two new stores and closed 11 existing stores during the first six months of fiscal 2014.  In addition, we relocated three existing stores during the first six months of fiscal 2014.  Our store base decreased by nine stores for the first six months of fiscal 2014, and the store base also decreased by nine stores for the same period in fiscal 2013.

Store Openings/Closings

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	Fiscal Year Ended June 30, 2013
Stores open at beginning of period	828	852	852
Stores opened during the period	2	8	10
Stores closed during the period	(11)	(17)	(34)
Stores open at end of period	819	843	828

Gross profit for the first six months of fiscal 2014 was $162.8 million, an increase of 28.7% compared to $126.5 million in gross profit for the same period in fiscal 2013.  The increase in gross profit as a percentage of net sales, from 27.6% for the first six months of fiscal 2013 to 34.7% for the first six months of fiscal 2014, was primarily due to the $41.8 million inventory valuation charge recorded in the second quarter of fiscal 2013 along with a lower initial mark-up, partially offset by lower buying and distribution costs in fiscal 2014.  One goal of the Company’s business turnaround initiative is to increase merchandise sell-through and inventory turnover.  As a result, retail pricing was more competitive and markdowns on seasonal and aged inventory have been accelerated relative to prior years.

Selling, general and administrative expenses decreased $3.0 million for the first six months of fiscal 2014 to $156.9 million, compared to $160.0 million for the same six month period last year.  As a percent of net sales, selling, general and administrative expenses decreased to 33.4% for the first six months of fiscal 2014 from 34.9% for the same period of fiscal 2013.  We incurred selling, general and administrative expenses of $2.6 million in the first six months of fiscal 2014 and $6.8 million in the first six months of fiscal 2013 in connection with our business turnaround primarily related to executive compensation, severance, and legal expenses.  Excluding these expenses, which we do not believe to be indicative of our on-going expense structure, selling, general and administrative expenses decreased to 32.9%, as a percent of net sales, compared to 33.4% for the same period last year.

Operating income was $5.8 million as compared to operating loss of $33.5 million for the first six months of fiscal 2013.  The Company’s operating results for the first six months of fiscal 2014 compared to the same period last year were impacted by the $41.8 million inventory valuation charge recorded in fiscal 2013 along with a lower initial mark-up, partially offset by lower buying and distribution costs in fiscal 2014 along with decreased selling, general and administrative expenses in fiscal 2014 primarily resulting from our business turnaround.

Income tax benefit for the six months ended December 31, 2013 was $0.5 million compared to an income tax benefit of $7.2 million for the same period last year.  The effective tax rates for the six months ended December 31, 2013 and December 31, 2012 were (10.1%) and 20.1%, respectively.  The effective tax rate was lower for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, due to the deferred tax asset valuation allowance which was established starting in the same period last year.  The deferred tax asset valuation allowance as of December 31, 2013 and December 31, 2012 was $18.1 million and $6.3 million, respectively.

Net income was $5.7 million. or $0.13 per share, compared to net loss of $28.4 million or $0.68 per share for the first six months of fiscal 2013.  The Company’s results were impacted by the effects of the items described above and a reduced effective tax rate due to the establishment of a deferred tax asset valuation allowance beginning in the second quarter of fiscal 2013.  Excluding the business turnaround charges, non-GAAP adjusted net income was $9.4 million, or $0.22 per share, for the six months ended December 31, 2013 compared to non-GAAP adjusted net income of $9.6 million, or $0.23 per share, for the same period last year.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2013 and 2012 was $29.5 million and $13.7 million, respectively.  The $29.5 million of cash provided by operating activities for the six months ended December, 2013 was primarily due to net income of $5.7 million,  depreciation of $5.9 million, a decrease in inventory of $8.3 million, a decrease in prepaid and other assets of $2.1 million, and an increase in accrued liabilities of $5.7 million.  The decrease in inventory was due to sell-through of purchases for the holiday selling season.  There were no significant changes to our vendor payment policy during the six months ended December 31, 2013.  The $13.7 million of cash provided by operating activities for the six months ended December 31, 2012 was primarily due to a $57.2 million decline in inventory, a $9.2 million decrease in deferred income taxes, a $3.5 million decrease in prepaid and other assets, a $7.7 million increase in accrued liabilities, and depreciation of $7.1 million largely offset by a net loss of $28.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2013 and 2012 relates to capital expenditures.  Capital expenditures are primarily associated with new store openings or relocations, capital improvements to existing stores, or enhancements to warehouse and office equipment and systems, and totaled $8.7 million and $6.4 million for the six months ended December 31, 2013 and 2012, respectively

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.6 million for the six months ended December 31, 2013, compared to net cash provided by financing activities of $0.9 million for the six months ended December 31, 2012.  The cash provided by financing activities in the current year period was primarily due to a favorable change in cash overdraft of $2.0 million and a $1.7 million favorable impact due to stock option exercises and related tax impacts.  The cash provided by financing activities in the prior year period was primarily due to stock option exercises and related tax impacts.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to and on a pro forma basis for the six months immediately following the restricted payment and must satisfy a fixed charge coverage ratio requirement.  As of December 31, 2013, we were in compliance with all required covenants.

At December 31, 2013, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $98.7 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense of $0.4 million for the three months ended December 31, 2013 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility.  Cash and cash equivalents were $53.3 million as of December 31, 2013 and $48.0 million at December 31, 2012.  Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors.  Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures.  We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year.  If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing.  However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2013.

As of December 31, 2013, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

There were no changes to our critical accounting policies during the second quarter of fiscal 2014.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the second quarter of fiscal 2014 were 5.0% of sales compared to 17.1% of sales for the same period last year due to the establishment of a markdown reserve in the prior period.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at December 31, 2013 would result in a decline in gross profit and earnings per share for the second quarter of fiscal 2014 of $1.0 million and $0.02, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the second quarter of fiscal 2014 that affected the Company.

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

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in this quarterly report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) —  in which the original complaint alleged violations of California’s meal and rest period laws.  The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  The parties have agreed to stay further discovery in light of current settlement discussions.

Item 1A.                        Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended December 31, 2013 is provided in the following table:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (3)
October 1 through October 31	544	$13.95	544	$3,770,861
November 1 through November 30	2,071	$13.32	2,071	$3,743,282
December 1 through December 31	1,762	$15.24	1,762	$3,716,429
Total	4,377	$14.17	4,377	$3,716,429

(1)             Shares of Common Stock withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

(2)             Excludes commissions.

(3)             On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time.  The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  For the three months ended December 31, 2013, 4,377 shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $62,000.  All shares were withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1	Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 8, 2013) †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 30, 2014	By:	/s/ JEFFREY N. BOYER
Jeffrey N. Boyer, Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1	Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on November 8, 2013) †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*  The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†  Management contract or compensatory plan or arrangement