Form 10-Q
period 2014-03-31
TUESDAY MORNING CORP/DE
filed 2014-05-08
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common Stock, par value $0.01 per share	43,471,961

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2014 (unaudited) and June 30, 2013

(In thousands, except per share data)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,615	$28,896
Inventories	205,784	211,981
Prepaid expenses	7,556	6,609
Deferred income taxes	—	991
Other current assets	603	2,310
Total Current Assets	255,558	250,787
Property and equipment, net	67,237	66,009
Deferred financing costs	1,565	2,011
Other assets	701	1,203
Deferred income tax — non current	3,655	1,870
Total Assets	$328,716	$321,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,341	$72,958
Accrued liabilities	40,289	35,719
Deferred income taxes payable	3,655	—
Income taxes payable	122	85
Total Current Liabilities	117,407	108,762
Deferred rent	2,711	2,885
Other liabilities — non current	—	2,289
Income tax payable - non current	404	487
Total Liabilities	120,522	114,423

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 45,222,267 shares issued and 43,467,961 shares outstanding at March 31, 2014 and 44,517,731 shares issued and 42,785,978 shares outstanding at June 30, 2013	452	445
Additional paid-in capital	217,825	214,012
Retained deficit	(3,565)	(802)
Less: 1,754,306 common shares in treasury, at cost, at March 31, 2014 and 1,731,753 common shares in treasury, at cost, at June 30, 2013	(6,518)	(6,198)
Total Stockholders’ Equity	208,194	207,457
Total Liabilities and Stockholders’ Equity	$328,716	$321,880

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales	$182,765	$178,073	$652,214	$636,179
Cost of sales	114,664	111,916	421,348	443,515
Gross profit	68,101	66,157	230,866	192,664
Selling, general and administrative expenses	75,730	77,891	232,678	237,875
Operating loss	(7,629)	(11,734)	(1,812)	(45,211)
Other income (expense):
Interest income	5	2	20	2
Interest expense	(360)	(384)	(1,129)	(1,292)
Other income (expense), net	(4)	(140)	79	(1,349)
Other expense, net	(359)	(522)	(1,030)	(2,639)
Loss before income taxes	(7,988)	(12,256)	(2,842)	(47,850)
Income tax provision (benefit)	440	110	(79)	(7,057)

Net loss	$(8,428)	$(12,366)	$(2,763)	$(40,793)

Earnings Per Share
Net loss per common share:
Basic	$(0.20)	$(0.29)	$(0.06)	$(0.97)
Diluted	$(0.20)	$(0.29)	$(0.06)	$(0.97)
Weighted average number of common shares:
Basic	43,072	42,427	42,863	42,164
Diluted	43,072	42,427	42,863	42,164

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Statement of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(8,428)	$(12,366)	$(2,763)	$(40,793)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	(2)	—	54
Less: Reclassification adjustment for losses included in net income/(loss)	—	—	—	(1)
Other Comprehensive Income, before tax	—	(2)	—	53
Less: Income tax provision (benefit) related to items of other comprehensive income	—	(1)	—	20
Comprehensive Loss	$(8,428)	$(12,367)	$(2,763)	$(40,760)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
Net cash flows from operating activities:
Net loss	$(2,763)	$(40,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,090	10,402
Amortization of financing fees	446	443
Deferred income taxes	3,265	(7,139)
Loss on disposal of assets	361	2,055
Share-based compensation	1,829	2,350
Other non-cash items	—	54
Change in operating assets and liabilities:
Inventories	6,237	28,776
Prepaid and other current assets	1,262	335
Accounts payable	383	(2,723)
Accrued liabilities	4,570	8,208
Other payable — non-current	(2,289)	—
Deferred rent	(174)	(554)
Income taxes payable	(450)	49
Net cash provided by operating activities	21,767	1,463

Net cash flows from investing activities:
Proceeds from sale of assets	34	—
Capital expenditures	(10,713)	(8,312)
Net cash used in investing activities	(10,679)	(8,312)

Net cash flows from financing activities:
Repayments under revolving credit facility	(25,100)	(94,665)
Proceeds under revolving credit facility	25,100	94,665
Change in cash overdraft	—	—
Excess tax benefit related to exercise of stock options	—	—
Purchase of treasury stock	(320)	(87)
Proceeds from the exercise of employee stock options	1,951	1,678
Net cash provided by financing activities	1,631	1,591
Net increase (decrease) in cash and cash equivalents	12,719	(5,258)
Cash and cash equivalents, beginning of period	28,896	39,740
Cash and cash equivalents, end of period	$41,615	$34,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.                   Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The results of operations for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2014.

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

2.                   Share-based incentive plans — Stock Option Awards.  We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”), which allow for the granting of stock options to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries.  The 1997 Plan authorized grants of options to purchase up to 4.8 million shares of authorized, but unissued common stock. Equity awards may no longer be granted under the 1997 Plan, but options previously granted under the plan are still exercisable.  The 2004 Plan and the 2008 Plan authorize grants of options to purchase up to 2.0 million and 5.4 million shares, respectively, of authorized, but unissued common stock.

Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan.  Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms.  If the performance conditions are not satisfied, the options are forfeited.  There were 10,000 and 135,000 performance shares outstanding under the 2004 Plan and 2008 Plan, respectively.  The exercise prices of stock options outstanding on March 31, 2014, range between $1.24 per share and $35.23 per share.  There were 6,637 and 1.9 million shares available for grant under the 2004 Plan and the 2008 Plan, respectively, at March 31, 2014.

Restricted Stock Awards.  Under the terms of the 2004 Plan and the 2008 Plan, we may also grant restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  Shares are valued at the fair market value of our common stock at the date of award.  There are no restricted stock awards outstanding under the 1997 Plan, which terminated pursuant to its terms as of December 29, 2007.  Under the 2004 Plan and the 2008 Plan, as of March 31, 2014, there were 345,443 shares of restricted stock outstanding with award vesting periods of one to four years and a weighted average fair value of $12.48 per share.

Performance Shares and Performance Units.  As of March 31, 2014 there were 10,000 performance shares outstanding under the 2004 Plan and 135,000 performance shares outstanding under the 2008 Plan.

Share-based Compensation Costs.  Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Amortization of share-based compensation during the period	$873	$1,423	$1,866	$2,364
Amounts capitalized in ending inventory	(222)	(333)	(531)	(643)
Amounts recognized and charged to cost of sales	142	237	494	629

Amounts charged against income for the period before tax	$793	$1,327	$1,829	$2,350

3.                   Comprehensive income or loss — Comprehensive income or loss is defined as net income or loss plus the change in equity during a period from transactions and other events, excluding those resulting from investments by and distributions to stockholders.  We account for foreign currency forward contracts as cash flow hedges in accordance with ASC 815 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities.”  Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income or loss until the hedged item is recorded in earnings.  Effective cash flow hedges are reclassified out of other comprehensive income or loss and into cost of sales when the hedged inventory is sold.  Ineffective cash flow hedges are recorded in other income or loss and were not material for the periods presented.  The effect of foreign exchange contracts on our financial position or results of operations has historically been immaterial.  Comprehensive loss for the three months ended March 31, 2014 was $8.4 million compared to a comprehensive loss for the three months ended March 31, 2013 of $12.4 million, while comprehensive loss for the nine months ended March 31, 2014 was $2.8 million compared to a comprehensive loss for the nine months ended March 31, 2013 of $40.8 million.

4.                   Commitments and contingencies — On May 13, 2013, the Company was named as a defendant in the following lawsuit, Kathleen Mason v. Tuesday Morning Corporation d/b/a Delaware TMC Corporation, filed in County Court in Dallas County, Texas, cause number CC-13-02863-E (subsequently refiled and issued cause number CC-13-03372-E).  The plaintiff was the former President and Chief Executive Officer of the Company and her employment was terminated in June 2012.  In the petition, the plaintiff alleged disability discrimination, deliberate indifference and retaliation in violation of the Texas Commission on Human Rights Act.  Each claim stemmed from the plaintiff’s allegation that the Company regarded the plaintiff as having a disability (cancer) and fired her because of her disability.  The plaintiff sought more than $1 million in monetary relief, including claims for compensatory damages, attorneys’ fees, costs and interest.  The Company denied the allegations.  The Company filed a Special Exception and Answer to Plaintiff’s Original Petition on July 12, 2013.  On March 29, 2014, the Company and the plaintiff entered into a confidential settlement agreement and release.  On April 17, 2014, the Court executed an Order to Dismiss with Prejudice thereby dismissing the litigation.  The terms of the settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) —  in which the original complaint alleged violations of California’s meal and rest period laws.  The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  On March 20, 2014, the parties executed a settlement agreement and release which, subject to Court approval, resolves the matter on a class basis.  On April 16, 2014, the Court granted preliminary approval of the settlement and authorized the parties to provide notice of the settlement and its terms to class members.  The hearing on the motion for final approval of the settlement is scheduled for October 9, 2014.  The terms of the settlement are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

5.                   Income (loss) per common share - The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(8,428)	$(12,366)	$(2,763)	$(40,793)
Less: Income to participating securities	—	—	—	—
Net loss attributable to common shares	$(8,428)	$(12,366)	$(2,763)	$(40,793)
Weighted average number of common shares outstanding basic	43,072	42,427	42,863	42,164
Effect of dilutive stock equivalents	—	—	—	—
Weighted average number of common shares outstanding dilutive	43,072	42,427	43,863	42,164
Net loss per common share basic	$(0.20)	$(0.29)	$(0.06)	$(0.97)
Net loss per common share diluted	$(0.20)	$(0.29)	$(0.06)	$(0.97)

All options representing rights to purchase shares were excluded from diluted loss per share for the three and nine month periods ended March 31, 2014 and March 31, 2013, as the Company had a net loss for those periods.

6.                   Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.  As of March 31, 2014, we were in compliance with all required covenants.

At March 31, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $99.2 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility.  Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense of $0.4 million for the quarter ended March 31, 2014 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.  Interest expense for the quarter ended March 31, 2013 was $0.4 million, due to $0.2 million in commitment fees and $0.2 million in amortized financing fees.

7.                   Depreciation — Accumulated depreciation of owned equipment and property at March 31, 2014 and June 30, 2013 was $119.7 million and $112.2 million, respectively.

8.                   Income taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, Tuesday Morning Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.  The Internal Revenue Service has concluded an examination of the Company for all taxable years ended on or before June 30, 2010.  The effective tax rates for the quarters ended March 31, 2014 and March 31, 2013 were (5.5%) and (0.9%), respectively.  The effective tax rate was lower for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the deferred tax asset valuation allowance which was established starting in the quarter ended December 31, 2012.  The effective tax rates for nine months ended March 31, 2014 and March 31, 2013 were 2.8% and 14.7%, respectively.  The effective tax rate was lower for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 due to the deferred tax asset valuation allowance which was established starting in the quarter ended December 31, 2012.  The inventory markdown, recorded in the quarter ending December 31, 2012, generated a large net operating loss, which, in turn, requires a full valuation allowance against deferred tax assets.  A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the full valuation allowance.

9.                   Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less.  Cash equivalents are carried at cost, which approximates fair value.  At March 31, 2014 and at June 30, 2013, credit card receivables from third party consumer credit card providers were $4.5 million and $7.4 million, respectively.

10.            Recent accounting pronouncements — There were no accounting pronouncements issued during the third quarter of fiscal 2014 that affected the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Business Overview

•                  We sell deeply discounted, upscale decorative home accessories, housewares, seasonal goods and famous-maker gifts significantly below retail prices charged by department stores and specialty and on-line retailers in 811 stores in 41 states.  We also have a promotional sale each month that creates a sense of urgency and excitement for our customer base.

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

•                  Net sales for the third quarter of fiscal 2014 were $182.8 million, increasing $4.7 million, or 2.6%, from $178.1 million for the same period last year.  Comparable store sales for the quarter ended March 31, 2014 increased by 6.4%, compared to the same period last year, which was due to an 8.4% increase in customer transactions partially offset by a 1.9% decrease in average ticket.  Net sales for the nine months ended March 31, 2014 increased $16.0 million, or 2.5%, to $652.2 million from $636.2 million for the same period last year.  Comparable store sales for the nine months ended March 31, 2014 increased by 5.7%, compared to the same period last year, which was due to a 9.4% increase in customer transactions partially offset by a 3.4% decrease in average ticket.

•                  Cost of sales, as a percentage of net sales, for the third quarter of fiscal 2014 was 62.7%, compared to 62.8% for the same period last year.  Cost of sales, as a percentage of net sales, for the nine months ended March 31, 2014 was 64.6%, compared to 69.7% for the same period last year.

•                  For the third quarter of fiscal 2014, selling, general and administrative expenses decreased $2.2 million to $75.7 million, from $77.9 million for the same quarter last year.  For the nine months ended March 31, 2014, selling, general and administrative expenses decreased approximately $5.2 million to $232.7 million, from $237.9 million for the same period last year.

•                  We incurred a net loss of $8.4 million and a net loss per share of $0.20 for the quarter ended March 31, 2014, compared to a net loss of $12.4 million and a net loss per share of $0.29 for the same period last year.  For the nine months ended March 31, 2014, we incurred a net loss of $2.8 million and net loss of $0.06 per share, compared to a net loss of $40.8 million and a net loss of $0.97 per share for the same period last year.

•                  Inventory levels at March 31, 2014 decreased $6.2 million to $205.8 million from $212.0 million at June 30, 2013 due to normal seasonal selling patterns, combined with favorable results from our inventory productivity initiative.  Compared to the same date last year, inventories decreased $31.1 million from $236.9 million at March 31, 2013.

•                  Cash and cash equivalents at March 31, 2014 increased $12.7 million to $41.6 million from $28.9 million at June 30, 2013.  Compared to the same date last year, cash and cash equivalents increased $7.1 million from $34.5 million at March 31, 2013.

Results of Operations

The following tables set forth certain financial information from our consolidated statements of operations for the third quarter and the nine months ended March 31, 2014 and the corresponding periods in 2013.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.  There can be no assurance that the trends in sales or operating results will continue in the future.  In addition to our reported results, we have also provided adjusted (non-GAAP) financial information to provide readers with additional information comparing our core results between the third quarter and the nine months ended March 31, 2014 and the corresponding periods in 2013.

(in thousands, except for per share data, percentages and ratios)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	$182,765	—	$182,765	$178,073	—	$178,073
Percent increase from prior year	2.6%	—	2.6%	3.1%	—	3.1%
Comparable store sales increase (1)	6.4%	—	6.4%	2.8%	—	2.8%
Gross profit	$68,101	$—	$68,101	$66,157	$—	$66,157
Selling, general and administrative expenses (2)	$75,730	$(2,202)	$73,528	$77,891	$(4,839)	$73,052
Operating income/(loss) (3)	$(7,629)	$2,202	$(5,427)	$(11,734)	$4,839	$(6,895)
Interest income	$5	—	$5	$2	—	$2
Interest expense	$(360)	—	$(360)	$(384)	—	$(384)
Other income/(expense), net	$(4)	—	$(4)	$(140)	$148	$8
Income tax provision/(benefit)	$440	$(567)	$(127)	$110	$(2,530)	$(2,420)
Net income/(loss) (3)	$(8,428)	$2,769	$(5,659)	$(12,366)	$7,517	$(4,849)
Diluted income/(loss) per share (3)	$(0.20)	$0.06	$(0.13)	$(0.29)	$0.18	$(0.11)
Ratios as a percent of net sales:
Gross profit	37.3%	—	37.3%	37.2%	—	37.2%
Selling, general and administrative expenses	41.4%	(1.2)%	40.2%	43.7%	(2.7)%	41.0%

Operating income/(loss)	(4.2)%	1.2%	(3.0)%	(6.6)%	2.7%	(3.9)%

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

(in thousands, except for per share data, percentages and ratios)

	Nine Months Ended March 31, 2014			Nine Months Ended March 31, 2013
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	$652,214	—	$652,214	$636,179	—	$636,179
Percent increase from prior year	2.5%	—	2.5%	3.2%	—	3.2%
Comparable store sales increase (1)	5.7%	—	5.7%	3.7%	—	3.7%
Gross profit (2)	$230,866	$1,810	$232,676	$192,664	$41,809	$234,473
Selling, general and administrative expenses (2)	$232,678	$(4,839)	$227,839	$237,875	$(11,731)	$226,144
Operating income/(loss) (3)	$(1,812)	$6,649	$4,837	$(45,211)	$53,540	$8,329
Interest income	$20	—	$20	$2	—	$2
Interest expense	$(1,129)	—	$(1,129)	$(1,292)	—	$(1,292)
Other income/(expense), net	$79	—	$79	$(1,349)	$1,535	$186
Income tax provision/(benefit)	$(79)	$166	$87	$(7,057)	$9,678	$2,621
Net income/(loss) (3)	$(2,763)	$6,483	$3,720	$(40,793)	$45,397	$4,604
Diluted income/(loss) per share (3)	$(0.06)	$0.15	$0.09	$(0.97)	$1.08	$0.11
Ratios as a percent of net sales:
Gross profit	35.4%	0.3%	35.7%	30.3%	6.6%	36.9%
Selling, general and administrative expenses	35.7%	(0.7)%	34.9%	37.4%	(1.8)%	35.5%
Operating income/(loss)	(0.3)%	1.0%	0.7%	(7.1)%	8.4%	1.3%

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

Non-GAAP Financial Measures

We report our financial information in accordance with United States generally accepted accounting principles (GAAP).  However, we present certain financial measures identified as non-GAAP under the rules of the SEC to assess our results.  We believe that the non-GAAP financial measures provide useful information to the Company’s management, investors, and other interested parties because they allow them to understand and compare our core operating results during the third quarter and nine months ended March 31, 2014 to the corresponding prior year periods in a more consistent manner.  We believe this also facilitates the comparison of our results to the results of our peer companies.  The non-GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

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

Adjusted Operating Income/(Loss):  The following table reconciles operating loss, the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

(in thousands, except for percentages and ratios)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Operating loss (GAAP)	$(7,629)	$(11,734)	$(1,812)	$(45,211)
As a percent of net sales	-4.2%	-6.6%	-0.3%	-7.1%
Non-GAAP adjustments:
Adjustment reducing cost of sales:
Inventory write-down	$—	$—	$1,810	$41,809
Adjustments reducing selling, general and administrative expenses:
Store reorganization and clean-up	—	—	—	1,125
Compensation	606	3,907	2,160	5,594
Legal, consulting, and recruiting	1,596	932	2,679	5,012
Adjusted operating income/(loss) (non-GAAP)	$(5,427)	$(6,895)	$4,837	$8,329
As a percent of net sales	-3.0%	-3.9%	0.7%	1.3%

Adjusted Net Income/(Loss) from Continuing Operations:  The following table reconciles net loss from continuing operations, the most directly comparable GAAP financial measure, to adjusted net income/(loss) from continuing operations, a non-GAAP financial measure:

(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss from continuing operations (GAAP)	$(8,428)	$(12,366)	$(2,763)	$(40,793)
Non-GAAP adjustments:
Inventory write-down, net of tax of $—, $—, $787, and $15,466(2)	—	—	1,023	26,343
Store reorganization and clean-up, net of tax of $—, $—, $—, and $416(2)	—	—	—	709
Compensation, net of tax of $72, $1,492, $940, and $2,117(1)(2)	534	2,415	1,220	3,477
Legal, consulting, and recruiting, net of tax of $189, $355, $1,166, and $1,865(1)(2)	1,407	577	1,513	3,147
Disposal of systems, net of tax of $—, $56, $$—, and $570(1)(2)	—	92	—	965
Deferred tax asset valuation allowance	828	4,433	2,727	10,756
Adjusted net income/(loss) from continuing operations (non-GAAP)	$(5,659)	$(4,849)	$3,720	$4,604

(1)         The effective tax rate utilized in this non-GAAP adjusted net income/(loss) reconciliation is 11.9% for the three months ended March 31, 2014 and 38.2% for the three months ended March 31, 2013.  This rate is inclusive of a deferred tax asset valuation allowance of $18.9 million as of March 31, 2014 and of $10.8 million as of March 31, 2013.

(2)         The effective tax rate utilized in this non-GAAP adjusted net income/(loss) reconciliation is 43.5% for the nine months ended March 31, 2014 and 37.1% for the nine months ended March 31, 2013.  This rate is inclusive of a deferred tax asset valuation allowance of $18.9 million as of March 31, 2014 and of $10.8 million as of March 31, 2013.

Adjusted Diluted Income/(Loss) per share from Continuing Operations:  The following table reconciles diluted loss per share from continuing operations, the most directly comparable GAAP financial measure, to adjusted diluted income/(loss) per share from continuing operations, a non-GAAP financial measure:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Diluted loss per share from continuing operations (GAAP)	$(0.20)	$(0.29)	$(0.06)	$(0.97)
Non-GAAP adjustments:
Inventory write-down, net of tax (2)	—	—	0.02	0.63
Store reorganization and clean-up, net of tax (2)	—	—	—	0.02
Compensation, net of tax(1) (2)	0.01	0.07	0.03	0.08
Legal, consulting, and recruiting, net of tax(1) (2)	0.04	0.01	0.04	0.07
Disposal of systems, net of tax(1) (2)	—	0.00	—	0.02
Deferred tax asset valuation allowance	0.02	0.10	0.06	0.26
Adjusted diluted income/(loss) per share from continuing operations (non-GAAP)	$(0.13)	$(0.11)	$0.09	$0.11

(1)         The effective tax rate utilized in this non-GAAP adjusted diluted income/(loss) per share reconciliation is 11.9% for the three months ended March 31, 2014 and 38.2% for the three months ended March 31, 2013.  This rate is inclusive of a deferred tax asset valuation allowance of $18.9 million as of March 31, 2014 and of $10.8 million as of March 31, 2013.

(2)         The effective tax rate utilized in this non-GAAP adjusted diluted income/(loss) per share reconciliation is 43.5% for the nine months ended March 31, 2014 and 37.1% for the nine months ended March 31, 2013.  This rate is inclusive of a deferred tax asset valuation allowance of $18.9 million as of March 31, 2014 and of $10.8 million as of March 31, 2013.

Three Months Ended March 31, 2014

Compared to the Three Months Ended March 31, 2013

Net sales for the third quarter of fiscal 2014 were $182.8 million, increasing $4.7 million or 2.6% from $178.1 million for the same period last year.  Comparable store sales for the quarter ended March 31, 2014 increased by 6.4% compared to the third quarter of fiscal 2013.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.  Non-comparable store sales include sales from new stores not included in comparable store sales and sales from stores that have closed.  The increase in comparable store sales for the third quarter of fiscal 2014 was comprised of an 8.4% increase in customer transactions partially offset by a 1.9% decrease in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales and e-Commerce sales, which decreased a total of $6.0 million or 3.4% of net sales for the prior year quarter.  The non-comparable store sales decrease is driven by 26 store closures, partially offset by eight store openings, which have occurred since the end of the third quarter of fiscal 2013.  We discontinued e-Commerce sales in June 2013.

(in thousands)

	Three Months	Three Months
	Ended	Ended		%
	March 31,	March 31,	Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)
Comparable Store Sales	$178,317	$167,619	$10,698	6.4%
Non-comparable Store Sales	4,448	8,187	(3,739)	-45.7%
Total Store Sales	182,765	175,806	6,959	4.0%
e-Commerce	—	2,267	(2,267)	-100.0%
Total Company Sales	$182,765	$178,073	$4,692	2.6%

We opened four new stores and closed 12 existing stores during the third quarter of fiscal 2014.  In addition, we relocated five existing stores during the third quarter of fiscal 2014.  Our store base decreased by eight stores for the third quarter of fiscal 2014, while the store base decreased by 14 stores for the same period in fiscal 2013.

Store Openings/Closings

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Fiscal Year Ended June 30, 2013
Stores open at beginning of period	819	843	852
Stores opened during the period	4	—	10
Stores closed during the period	(12)	(14)	(34)
Stores open at end of period	811	829	828

Gross profit for the third quarter of fiscal 2014 was $68.1 million, an increase of 2.9% compared to $66.2 million in gross profit for the same quarter in fiscal 2013.  Gross profit as a percentage of net sales was 37.3% for the third quarter of fiscal 2014, relatively flat compared to 37.2% for the third quarter of fiscal 2013.  Improvement in gross profit was primarily driven by freight and distribution efficiencies.

Selling, general and administrative expenses decreased $2.2 million for the third quarter of fiscal 2014 to $75.7 million, compared to $77.9 million for the same quarter last year.  As a percent of net sales, selling, general and administrative expenses decreased to 41.4% for the third quarter of fiscal 2014 from 43.7% for the same quarter of fiscal 2013.  We incurred selling, general and administrative expenses of $2.2 million in the third quarter of fiscal 2014 and $4.8 million in the third quarter of fiscal 2013 in connection with our business turnaround, primarily related to executive compensation, severance, and legal expenses.  Excluding these expenses, which we do not believe to be indicative of our on-going expense structure, selling, general and administrative expenses, as a percent of net sales were 40.2% compared to 41.0% for the same quarter last year.

Our operating loss was $7.6 million for the third quarter of fiscal 2014 as compared to an operating loss of $11.7 million for the third quarter of fiscal 2013.  Business turnaround related expenses were $2.6 million less in the third quarter of fiscal 2014 as compared to the same quarter in the prior year.

Income tax expense for the quarter ended March 31, 2014 was $0.4 million compared to income tax expense of $0.1 million for the same period last year.  The effective tax rates for the quarters ended March 31, 2014 and March 31, 2013 were (5.5%) and (0.9%), respectively.  The effective tax rate was lower for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to a full deferred tax asset valuation allowance at March 31 2014, compared to a valuation allowance less carryback refund at March 31, 2013.  The deferred tax asset valuation allowance as of March 31, 2014 and March 31, 2013 was $18.9 million and $10.8 million, respectively.

We had a net loss of $8.4 million, or $0.20 per share, for the third quarter of fiscal 2014 compared to a net loss of $12.4 million, or $0.29 per share, for the third quarter of fiscal 2013.  Our results were impacted by the effects of the items described above and a reduced effective tax rate due to the establishment of a deferred tax asset valuation allowance beginning in the third quarter of fiscal 2013.  Excluding the business turnaround charges, our non-GAAP adjusted net loss was $5.7 million, or $0.13 per share, for the third quarter ended March 31, 2014, compared to non-GAAP adjusted net loss of $4.8 million, or $0.11 per share, for the same period last year.

Nine Months Ended March 31, 2014

Compared to the Nine Months Ended March 31, 2013

Net sales increased $16.0 million, or 2.5%, to $652.2 million during the first nine months of fiscal 2014 from $636.2 million for the same period in fiscal 2013.  The increase for the first nine months of fiscal 2014 was primarily due to a 5.7% increase in sales from comparable stores.  The increase in comparable store sales for the first nine months of fiscal 2014 was comprised of a 9.4% increase in customer transactions, partially offset by a 3.4% decrease in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales and e-Commerce sales, which decreased a total of $18.3 million, or 2.9% of net sales, for the same period in fiscal 2013.  The non-comparable store sales decrease is driven by 26 store closures, partially offset by eight store openings, which have occurred since the end of the third quarter of fiscal 2013.  We discontinued e-Commerce sales in June 2013.

(in thousands)

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	Increase/ (Decrease)	% Increase/ (Decrease)
Comparable Store Sales	$641,641	$607,257	$34,384	5.7%
Non-comparable Store Sales	10,217	20,799	(10,582)	-50.9%
Total Store Sales	651,858	628,056	23,802	3.8%
e-Commerce	356	8,123	(7,767)	-95.6%
Total Company Sales	$652,214	$636,179	$16,035	2.5%

We opened six new stores and closed 23 existing stores during the first nine months of fiscal 2014.  In addition, we relocated eight existing stores during the first nine months of fiscal 2014.  Our store base decreased by 17 stores for the first nine months of fiscal 2014, and the store base decreased by 23 stores for the same period in fiscal 2013.

Store Openings/Closings

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	Fiscal Year Ended June 30, 2013
Stores open at beginning of period	828	852	852
Stores opened during the period	6	8	10
Stores closed during the period	(23)	(31)	(34)
Stores open at end of period	811	829	828

Gross profit for the first nine months of fiscal 2014 was $230.9 million, an increase of 19.8% compared to $192.7 million in gross profit for the same period in fiscal 2013.  The increase in gross profit as a percentage of net sales, from 30.3% for the first nine months of fiscal 2013 to 35.4% for the first nine months of fiscal 2014, was primarily due to the $41.8 million inventory valuation charge recorded in the second quarter of fiscal 2013, along with a lower initial mark-up, partially offset by lower buying and distribution costs in fiscal 2014.  One goal of the Company’s business turnaround initiative is to increase merchandise sell-through and inventory turnover.  As a result, retail pricing was more competitive and markdowns on seasonal and aged inventory have been accelerated relative to prior years.

Selling, general and administrative expenses decreased $5.2 million for the first nine months of fiscal 2014 to $232.7 million, compared to $237.9 million for the same nine month period last year.  As a percent of net sales, selling, general and administrative expenses decreased to 35.7% for the first nine months of fiscal 2014 from 37.4% for the same period of fiscal 2013.  We incurred selling, general and administrative expenses of $4.8 million in the first nine months of fiscal 2014 and $11.7 million in the first nine months of fiscal 2013 in connection with our business turnaround, primarily related to executive compensation, severance, and legal expenses.  Excluding these expenses, which we do not believe to be indicative of our on-going expense structure, selling, general and administrative expenses decreased to 34.9%, as a percent of net sales, compared to 35.5% for the same period last year.

Our operating loss was $1.8 million for the first nine months of fiscal 2014 as compared to an operating loss of $45.2 million for the first nine months of fiscal 2013.  The Company’s operating results for the first nine months of fiscal 2014 compared to the same period last year were impacted by the $41.8 million inventory valuation charge recorded in fiscal 2013, along with a lower initial mark-up, partially offset by lower buying and distribution costs in fiscal 2014, along with decreased selling, general and administrative expenses in fiscal 2014 primarily resulting from our business turnaround.

Income tax benefit for the nine months ended March 31, 2014 was $0.1 million compared to an income tax benefit of $7.1 million for the same period last year.  The effective tax rates for the nine months ended March 31, 2014 and March 31, 2013 were 2.8% and 14.8%, respectively.  The effective tax rate was lower for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, due to the establishment of a deferred tax asset valuation allowance starting in the quarter ended December 31, 2012.  The deferred tax asset valuation allowance as of March 31, 2014 and March 31, 2013 was $18.9 million and $10.8 million, respectively.

We had a net loss of $2.8 million, or $0.06 per share, for the first nine months of fiscal 2014 compared to a net loss of $40.8 million, or $0.97 per share, for the first nine months of fiscal 2013.  Our results were impacted by the effects of the items described above and a reduced effective tax rate due to the establishment of a deferred tax asset valuation allowance beginning in the third quarter of fiscal 2013.  Excluding the business turnaround charges, non-GAAP adjusted net income was $3.7 million, or $0.09 per share, for the nine months ended March 31, 2014 compared to non-GAAP adjusted net income of $4.6 million, or $0.11 per share, for the same period last year.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2014 and 2013 was $21.8 million and $1.5 million, respectively.  The $21.8 million of cash provided by operating activities for the nine months ended March 31, 2014 was primarily due to depreciation of $9.1 million, a decrease in inventory of $6.2 million, deferred income taxes of $3.3 million, an increase in accrued liabilities of $2.3 million, a decrease in prepaid and other assets of $1.3 million, and share based compensation of $1.8 million, partially offset by a net loss of $2.8 million.  There were no significant changes to our vendor payment policy during the nine months ended March 31, 2014.  The $1.5 million of cash provided by operating activities for the nine months ended March 31, 2013 was primarily to depreciation of $10.4 million, a decrease in inventory of $28.8 million, an increase in accrued liabilities of $8.2 million, and shared based compensation of $2.4 million, partially offset by a net loss of $40.8 million an increases in net tax assets of 7.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2014 and 2013 relates to capital expenditures.  Capital expenditures are primarily associated with new store openings or relocations, capital improvements to existing stores, or enhancements to our distribution center facility, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $10.7 million and $8.3 million for the nine months ended March 31, 2014 and 2013, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.6 million for the nine months ended March 31, 2014, flat with net cash provided by financing activities of $1.6 million for the nine months ended March 31, 2013.  The cash provided by financing activities in both the current and prior year periods was primarily due to stock option exercises and related tax impacts.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.  As of March 31, 2014, we were in compliance with all required covenants.

At March 31, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.9 million of outstanding letters of credit and availability of $99.2 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense of $0.4 million for the three months ended March 31, 2014 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility.  Cash and cash equivalents were $41.6 million as of March 31, 2014 and $34.5 million at March 31, 2013.  Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors.  Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our Revolving Credit

Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures.  We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year.  If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing.  However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of March 31, 2014.

As of March 31, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

There were no changes to our critical accounting policies during the third quarter of fiscal 2014.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the third quarter of fiscal 2014 were 5.3% of sales compared to 4.2% of sales for the same period last year due to the establishment of a markdown reserve in the prior period.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at March 31, 2014 would result in a decline in gross profit and earnings per share for the third quarter of fiscal 2014 of $1.0 million and $0.02, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the third quarter of fiscal 2014 that affected the Company.

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

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in this quarterly report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

On May 13, 2013, the Company was named as a defendant in the following lawsuit, Kathleen Mason v. Tuesday Morning Corporation d/b/a Delaware TMC Corporation, filed in County Court in Dallas County, Texas, cause number CC-13-02863-E (subsequently refiled and issued cause number CC-13-03372-E).  The plaintiff was the former President and Chief Executive Officer of the Company and her employment was terminated in June 2012.  In the petition, the plaintiff alleged disability discrimination, deliberate indifference and retaliation in violation of the Texas Commission on Human Rights Act.  Each claim stemmed from the plaintiff’s allegation that the Company regarded the plaintiff as having a disability (cancer) and fired her because of her disability.  The plaintiff sought more than $1 million in monetary relief, including claims for compensatory damages, attorneys’ fees, costs and interest.  The Company denied the allegations.  The Company filed a Special Exception and Answer to Plaintiff’s Original Petition on July 12, 2013.  On March 29, 2014, the Company and the plaintiff entered into a confidential settlement agreement and release.  On April 17, 2014, the Court executed an Order to Dismiss with Prejudice thereby dismissing the litigation.  The terms of the settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008 — Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.) —  in which the original complaint alleged violations of California’s meal and rest period laws.  The named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times.  Narrowing their class allegations, the two named plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code.  The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present.  The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013.  On March 20, 2014, the parties executed a settlement agreement and release which, subject to Court approval, resolves the matter on a class basis.  On April 16, 2014, the Court granted preliminary approval of the settlement and authorized the parties to provide notice of the settlement and its terms to class members.  The hearing on the motion for final approval of the settlement is scheduled for October 9, 2014.  The terms of the settlement are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.                                                Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended March 31, 2014 is provided in the following table:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2) (3)
January 1 through January 31	4,052	$14.48	4,052	$3,657,753
February 1 through February 28	11,633	$14.00	11,633	$3,494,891
March 1 through March 31	816	$15.76	816	$3,482,030
Total	16,501	$14.21	16,501	$3,482,030

(1)             Shares of Common Stock withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

(2)             Excludes commissions.

(3)             On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time.  The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  For the three months ended March 31, 2014, 16,501 shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $234,000.  All shares were withheld by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1	Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan†

10.2	Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan†

10.3	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan†

10.4	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan†

10.5	Form of Performance Based Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term-Equity Incentive Plan †

10.6	Form of Performance Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term-Equity Incentive Plan †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: May 8, 2014	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated By-laws of the Company dated February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 12, 2013)

10.1	Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan†

10.2	Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan†

10.3	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan†

10.4	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan†

10.5	Form of Performance Based Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term-Equity Incentive Plan†

10.6	Form of Performance Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term-Equity Incentive Plan †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*  The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†  Management contract or compensatory plan or arrangement