Form 10-K
period 2014-06-30
TUESDAY MORNING CORP/DE
filed 2014-08-21
CIK 878726

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant at December 31, 2013 was approximately $374,324,946 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

         As of the close of business on August 19, 2014, there were 43,663,091 outstanding shares of the registrant's common stock.

Documents Incorporated By Reference:

        Portions of the Registrant's Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10-K.

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

  •
  our ability to successfully implement our long-term business strategy;

  •
  changes in economic and political conditions which may adversely affect consumer spending;

  •
  our failure to identify and respond to changes in consumer trends and preferences;

  •
  our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;

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

        The terms "Tuesday Morning," "the Company," "we," "us," and "our" as used in this Form 10-K refer to Tuesday Morning Corporation and its subsidiaries.

 PART I

Item 1.    Business

Business Overview

        We are a leading retailer of off-price, upscale decorative home accessories, housewares, seasonal goods and famous-maker gifts that we generally sell below retail prices charged by department stores and specialty and on-line retailers in the United States. We opened our first store in 1974 and operated 810 stores in 41 states as of June 30, 2014. Our strong everyday value proposition is also supported with promotional sales events that create a sense of urgency and excitement for our customer base.

        We sell first quality, upscale home furnishings, housewares, gifts and other related items. We do not sell seconds, irregulars, or refurbished products. Our merchandise primarily consists of home décor, furniture, bed and bath, kitchen, electrics, luggage, toys, crafts, pets, and seasonal goods. We focus on well-recognized, first quality, brand name merchandise, which has included Le Creuset and Calphalon cookware, Cuisinart and Kitchenaid appliances, Sferra and Peacock Alley linens, Kenneth Cole and Michael Kors fashion accessories, Hartmann and Samsonite luggage, Lenox tabletop, Waterford crystal, Hunter and Casablanca fans, and many others.

        We believe that our well recognized, first quality brand name merchandise and value-based pricing have enabled us to establish and maintain strong customer loyalty. We differ from other discount retailers in that we do not stock continuing lines of merchandise. Because we offer a continuity of merchandise categories with ever-changing individual product offerings, we provide our customers a higher proportion of new merchandise items than general merchandisers. We are continually looking to add new complementary merchandise categories that appeal to our customers. Our customers, who are predominantly women from middle to upper-income households, are brand savvy, value-conscious customers seeking quality products at discount pricing. While we offer our customers consistent merchandise categories, our offerings include limited quantities of new and appealing products within these categories, creating a "treasure hunt" atmosphere in our stores.

        We believe that our customers are attracted to our stores primarily because of our limited quantities of first quality, brand name merchandise which we offer at attractive prices. Our stores operate in both primary and secondary locations of major suburban markets, such as strip malls, near our middle and upper-income customers. We are generally able to obtain favorable lease terms because of our flexibility regarding site selection and our "no frills" format, allowing us to use a wide variety of space configurations. We operate our business as a single operating segment.

Business Strategy

        During the latter part of the 2012 calendar year, we began a transformation in our Company in order to regain our position as a leader in off-price retail. The Company has executed a number of critical steps under its business turnaround strategy. These steps include changes in senior management and board composition, exiting certain categories, cleaning up and reorganizing stores, structurally reducing the level of clearance merchandise, modifying company policies, and eliminating assets no longer needed. During the initial stages of our business turnaround strategy, we took specific steps to improve our inventory management process, sourcing of inventory and our customer's in store experience. Further stages of our business turnaround strategy have focused on store operations, merchandise offerings, sales productivity and profitability. During the fourth quarter of fiscal year 2014, we continued work on the final phase of our turnaround strategy which includes the sell-off of exited categories, expansion of replacement categories, a further reduction of our clearance merchandise, and enhancements to our store layouts. As a result of these programs, the Company has incurred additional costs and expenses. As we move forward, our focus will be continued improvement of merchandise assortment, efficient supply chain, store demographics and an improved infrastructure. We believe that we can build on our strong brand name and solid history to provide an improved value proposition to our customers.

Competition & Seasonality

        We believe the principal factors by which we compete are brand names, price and breadth of product offerings. Our prices are generally below department stores and specialty and on-line retailer prices and we offer a broad assortment of high-end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores, specialty, e-commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

        Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2013, 2012, and 2011 accounted for approximately 33%, 34%, and 34% of our annual net sales for the 2014, 2013 and 2012 fiscal years, respectively.

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

Purchasing

        We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand name off-price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2014, our top ten vendors accounted for approximately 12% of total purchases, with no single vendor accounting for more than 2.1% of total purchases.

Low Cost Operations

        Our Company operates with a low cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a "no frills" format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

        While we offer a "no frills" format in our stores, we have made progress in reorganizing and cleaning our stores to enhance our appearance. We have upgraded our cash registers to facilitate a quicker and easier customer experience at checkout. We offer a flexible return policy and we accept all major payment methods including cash, checks and all major credit cards. We continue to work on initiatives we believe will enhance our customer's shopping experience.

Distribution

        We operate a 1.4 million square foot distribution center in Dallas, Texas which services all of our stores throughout the United States. We shipped approximately 100 million units to our stores during fiscal year 2014.

Pricing

        Our pricing policy is to sell merchandise generally below retail prices charged by department stores and specialty and on-line retailers. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying two-tiered pricing are affixed to the product. A typical price tag displays a "Compare At" price, and "Our Price". Our buyers determine and verify retail "Compare At" prices by reviewing prices published in advertisements, catalogues, on-line and manufacturers' suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our information systems provide daily sales and inventory information, which enables us to evaluate our prices and inventory levels and to adjust prices on unsold merchandise in a timely manner and on a periodic basis as dictated by sales volumes and incoming purchases, thereby managing our inventory levels and competitive pricing.

Employees

        As of June 30, 2014, we employed 1,537 persons on a full-time basis and 6,961 persons on a part-time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

Trademarks and Tradenames

        The tradename "Tuesday Morning" is material to our business. We have registered the name "Tuesday Morning" as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including but not limited to "Tuesday Morning Perks®". Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extend under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

Stores and Store Operations

        Store Locations.    As of June 30, 2014, we operated 810 stores in the following 41 states:

State	# of Stores	State	# of Stores
Alabama	23	Nebraska	4
Arizona	22	Nevada	7
Arkansas	14	New Hampshire	1
California	79	New Jersey	10
Colorado	23	New Mexico	7
Delaware	2	New York	14
Florida	65	North Carolina	33
Georgia	35	North Dakota	1
Idaho	5	Ohio	26
Illinois	27	Oklahoma	12
Indiana	15	Oregon	13
Iowa	5	Pennsylvania	23
Kansas	12	South Carolina	22
Kentucky	13	South Dakota	1
Louisiana	20	Tennessee	22
Maryland	20	Texas	108
Massachusetts	4	Utah	8
Michigan	11	Virginia	37
Minnesota	10	Washington	15
Mississippi	15	Wisconsin	9
Missouri	17

        Site Selection.    We continually evaluate our current store base for potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we intend to pursue attractive relocation opportunities in our existing store base, close certain stores by allowing leases to expire for underperforming stores or where alternative locations in similar trade areas are not available at acceptable lease rates, and, when appropriate, open new stores. For both new stores and relocations, we negotiate for upgraded sites. We believe that this strategy will better position us for long-term profitable growth. We expect to upgrade both the appearance and operation of our new and relocated stores compared to our existing stores and do not anticipate difficulty in locating additional store locations in areas with our target customer demographics.

        Store Leases.    Except for one store adjacent to our distribution center, we lease our store locations under non-cancelable operating leases that include optional renewal periods. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts.

        Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease with no penalty 24 to 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease. These kick clauses, when combined with our inexpensive and portable store fixtures provide us with flexibility in opening new stores and relocating existing stores by allowing us to quickly and cost-effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with continued store-level operating losses.

        Store Layout.    Our site selection process and "no frills" approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 5,000 to 31,800 square feet, averaging on a per store basis approximately 10,700 square feet as of June 30, 2014. We have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

        Store Operations.    Our stores are generally open seven days a week, excluding certain holidays. We continue to maintain the frequency of shipments of merchandise which results in improved efficiency of receiving and restocking activities at our stores. We attempt to align our part-time associates' labor hours with anticipated workload and with current customer sales. We conduct physical counts of our merchandise throughout the year, except for during the holiday selling season of November and December, primarily when stores are closed.

        Store Management.    Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full-time employees. Our store managers are supported by district and regional level support. Store managers are responsible for store disciplines and routines. The store manager is assisted primarily by part-time employees who generally serve as assistant managers, cashiers, and help with merchandise stocking efforts. Members of our management visit selected stores during sales event and non-sales event periods to review inventory levels and presentation, personnel performance, expense controls, security and adherence to our policies and procedures. In addition, district and regional field managers periodically meet with senior management to review store policies and discuss purchasing, merchandising, advertising and other operational issues.

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

Risks Related to Our Business

We may not be successful in the implementation of our long-term business rebuilding, which could adversely affect our business and our results of operations.

        Our success depends, to a significant degree, on our ability to successfully implement our long-term business strategy. Our ability to successfully implement our business strategies depends upon a significant number of factors, including but not limited to:

  •
  our ability to successfully execute our long-term business strategy;

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

We must continuously attract buying opportunities for off-price merchandise and anticipate consumer demand as off-price merchandise becomes available, and our failure to do so could adversely affect our performance.

        By its nature, specific off-price merchandise items are available from manufacturers or vendors generally on a non-recurring basis. As a result, we do not have long-term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which may be for large quantities. Due to economic uncertainties, some of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying off-price merchandise on terms acceptable to us. We further cannot assure that manufacturers or vendors will continue to make off-price merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. An inability to acquire suitable off-price merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations, cash flows and financial condition.

Our results of operations will be negatively affected if we are not successful in managing our inventory.

        Inventory is the largest asset on our balance sheet and represented approximately 62%, 66% and 67% of our total assets at June 30, 2014, 2013 and 2012, respectively. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers' demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. In the second quarter of fiscal 2013, we made a strategic decision to accelerate the sell off of certain inventory by the end of the 2013 calendar year. In connection with this decision, we recorded a pre-tax $41.8 million inventory write-down in cost of sales during the second quarter of fiscal 2013, and we recorded a pre-tax $43.7 million inventory write-down in cost of sales during the full fiscal 2013 year. As part of our business turnaround strategic decision to exit certain categories of merchandise, we recorded a pre-tax $5.3 million charge in cost of sales during fiscal 2014 and there can be no assurances that we will not record additional inventory charges in the future.

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

        The retail home furnishings and housewares industry is intensely competitive. As an off-price retailer of home furnishings and housewares, we currently compete against a diverse group of retailers, including department stores and discount stores, specialty, on-line, and catalog retailers and mass merchants, which sell, among other products, home furnishing, houseware and related products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

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

If we are unable to successfully execute our strategy of relocating or expanding existing stores and when appropriate, opening new stores, our operating performance could be adversely impacted.

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

        We opened stores in new markets during the fiscal years ended June 30, 2014, 2013, and 2012. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

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

  •
  increases in shipping rates.

        The products we buy abroad are sometimes priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for more information about our foreign currency exchange rate exposure and hedging activities.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our results of operations may be adversely affected.

        We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, database marketing, email, direct marketing, and other electronic communications such as online social networks. In addition, we plan and implement an advertising program for each of our "sales events." If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our net sales. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have some difficulties in retaining existing customers and attracting new customers.

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

        Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2013, 2012, and 2011, accounted for approximately 33%, 34%, and 34%, respectively, of our annual net sales for such years. For more information about our seasonality, please read Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality."

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

If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage to our reputation with customers, and incur substantial costs and liability.

        The operation of business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point-of-sale systems in our stores, data centers that process transactions, and various software applications used in our operations. In the ordinary course of our business, we also collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, supplier and business partners, and personally identifiable information of our customers and employees, our computer networks and information systems. A failure of our systems to operate effectively as a result of a cyber attack, damage to, interruption, or failure of any of these systems could result in a failure to meet our reporting obligations, or result in material misstatements in our consolidated financial statements, or cause losses due to disruption of our business operations. These adverse situations could also lead to loss of sales or profits or cause us to incur additional development costs. In addition, despite our efforts to secure our computer networks and information systems, security could be compromised or confidential information could be misappropriated resulting in a loss of customers' or employees' personal information, negative publicity, harm to our business and reputation, and potentially causing us to incur costs to reimburse third parties for damages and potentially subjecting us to government investigations and enforcement actions.

We are subject to various government regulations, which may adversely affect our operations and financial performance.

        The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and building and zoning requirements. Difficulties or failures in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, health insurance mandates, working and safety conditions, and immigration status requirements. Additionally, potential changes in federal labor laws, including "card check" regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Additionally, we are subject to certain laws and regulations that govern our handling of customers' personal information. A failure to protect the integrity and security of our customers' personal information could expose us to private litigation and government investigations and enforcement actions, as well as materially damage our reputation with our customers. While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, penalties or fines and may be required to cease operations until we achieve compliance which could have a material adverse effect on our consolidated financial results and operations.

We face litigation risks from customers, employees, and other third parties in the ordinary course of business.

        Our business is subject to the risk of litigation by customers, current and former employees, suppliers, stockholders and others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of merchandise offerings, regardless of whether the allegations are valid or whether we are ultimately found liable.

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

        From June 30, 2013 to June 30, 2014, the trading prices of our common stock ranged from a low of $10.31 per share to a high of $19.25 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10-K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as well.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Stores.    We lease all of our stores from unaffiliated third parties through non-cancelable leases, except one company-owned store located adjacent to our distribution facility. A description of the location of our stores is provided in Item 1, "Business—Stores and Store Operations." At June 30, 2014, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of a store lease is approximately five years with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Leases may contain renewal clauses, which are often executed, and may contain additional terms regarding percentage of rent payments. Our store leases typically include "kick clauses," which allow us, at our option, to exit the lease 24 to 60 months after entering the lease if sales at the store do not reach a stipulated amount stated in the lease.

        Distribution Facilities and Corporate Headquarters.    We own approximately 1.4 million square feet of distribution facilities and a 105,000 square foot building which houses our corporate office in Dallas, Texas.

        We lease from unaffiliated third parties three parcels of land of approximately 444,000 square feet, two of which are for trailer storage and the third parcel is for a 30,000 square foot building. The leases for trailer storage expire in February 2019 and December 2023 and the lease for the third parcel and building expires in February 2016. We are continuing to evaluate the reorganization of our distribution network and facilities to accommodate our distribution requirements for our existing store base as well as for future growth.

Item 3.    Legal Proceedings

        The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008—Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.)—in which the original complaint alleged violations of California's meal and rest period laws. The two named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times. Narrowing their class allegations, the plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company's alleged practice of providing "on-duty" meal periods to Senior Sales Associates violates the California Labor Code. The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks "on duty" at any point from April 1, 2005 to the present. The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013. On March 20, 2014, the parties executed a settlement agreement and release which, subject to Court approval, resolves the matter on a class basis. On April 16, 2014, the Court granted preliminary approval of the settlement and authorized the parties to provide notice of the settlement and its terms to class members. The hearing on the motion for final approval of the settlement is scheduled for October 9, 2014. The terms of the settlement are not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ Global Select Market under the symbol "TUES." The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2014
First quarter	$15.74	$10.31
Second quarter	$16.44	$11.53
Third quarter	$16.60	$11.82
Fourth quarter	$19.25	$12.84
Fiscal Year Ended June 30, 2013
First quarter	$6.86	$4.27
Second quarter	$6.75	$4.82
Third quarter	$9.65	$6.26
Fourth quarter	$10.60	$7.25

        As of August 19, 2014, there were approximately 123 holders of record of our common stock.

Dividend Policy

        During the fiscal years ended June 30, 2014 and 2013, we did not declare or pay any cash dividends on our common stock. On February 1, 2008, our Board of Directors voted to terminate our then existing annual cash dividend. We do not presently have plans to pay dividends on our common stock. The Board of Directors considers a full range of alternatives with regard to the use of any excess cash flow. Our revolving credit facility may, in some instances, limit payment of cash dividends and repurchases of the Company's common stock. Additional details are provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Credit Facility."

Repurchases of Common Equity

        On August 22, 2011, the Company's Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the "Repurchase Program"). On January 20, 2012, the Company's Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. During the twelve month period ended June 30, 2014, 22,553 shares were repurchased under the Repurchase Program at an average cost of $14.21 per share and for a total cost (excluding commissions) of approximately $320,000. All of such shares were purchased by the Company in connection with the vesting of equity awards under the Company's equity incentive plans.

        Repurchases of equity securities during the three months ended June 30, 2014 are listed in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30	—	$—	—	$3,482,030
May 1 through May 31	—	$—	—	$3,482,030
June 1 through June 30	—	$—	—	$3,482,030

Total	—	$—	—	$3,482,030

(1)
As of June 30, 2014, 1.8 million shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.5 million. All shares were withheld by the Company in connection with the vesting of equity awards under the Company's equity incentive plans or purchased in an open market transaction.

Stock Price Performance

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre-established industry index. The chart assumes that $100 was invested on June 30, 2009, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tuesday Morning, the S&P 500 Index,
Old Peer Group, New Peer Group and S&P 500 Retailing Index

*
$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6.    Selected Financial Data

        The following table sets forth the selected consolidated financial and operating data for the fiscal years ended June 30, 2014, 2013, 2012, 2011, and 2010.

        The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share, per square foot, and square foot per store amounts)
Statement of Operations Data:
Net sales	$864,844	$838,314	$812,782	$821,150	$828,265
Cost of sales	562,692	578,876	503,918	507,834	514,270

Gross profit	302,152	259,438	308,864	313,316	313,995
Selling, general and administrative expenses	310,205	315,933	301,427	295,273	293,850

Operating income/(loss)	(8,053)	(56,495)	7,437	18,043	20,145
Net interest and other expense	(2,082)	(6,913)	(2,030)	(2,496)	(3,476)

Income/(loss) before income taxes	(10,135)	(63,408)	5,407	15,547	16,669
Income tax provision/(benefit)	41	(7,032)	1,494	5,968	5,921

Net income/(loss)	$(10,176)	$(56,376)	$3,913	$9,579	$10,748

Earnings per share:
Basic	$(0.24)	$(1.33)	$0.09	$0.22	$0.25
Diluted	$(0.24)	$(1.33)	$0.09	$0.22	$0.25
Weighted average shares outstanding:
Basic	42,943	42,248	41,986	42,493	41,920
Diluted	42,943	42,248	42,536	43,078	42,483
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	828	852	861	852	857
Opened during period	9	10	24	44	26
Closed during period	(27)	(34)	(33)	(35)	(31)

Open at end of period	810	828	852	861	852

Comparable store sales increase/(decrease)(1)	6.1%	3.9%	(3.1)%	(1.2)%	2.2%
Average sales per store(2)	$1,058	$1,000	$950	$972	$972
Inventory turnover(3)	2.6	2.2	1.9	1.9	2.0
Total square footage	8,593	8,641	8,652	8,445	7,826
Net Sales per square foot	$100	$97	$95	$101	$106
Average square feet per store	10,700	10,500	10,200	9,800	9,400

	As of June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Working capital	$138,404	$142,025	$188,939	$188,020	$174,855
Inventories	207,663	211,981	265,630	264,361	239,194
Total assets	332,386	321,880	397,167	379,156	350,536
Total debt, including current portion	—	—	—	—	—
Total stockholders' equity	203,310	207,457	260,191	260,134	247,892

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

(3)
Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of the previous year-end and quarter-end inventory levels throughout the year. Inventory turnover for fiscal 2014 and 2013 is unadjusted for the inventory charges recorded during those fiscal years as part of our business turnaround strategy.

Non-GAAP Financial Measures

        We report our financial information in accordance with United States generally accepted accounting principles (GAAP). However, we present certain financial measures identified as non-GAAP under the rules of the SEC to assess our results. We believe that the non-GAAP financial measures presented below provide useful information to the Company's management, investors, and other interested parties because they allow them to understand and compare our core operating results during the 2014 fiscal year to the prior year periods in a more consistent manner. We believe this also facilitates the comparison of our results to the results of our peer companies. The non-GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

        The following non-GAAP financial measures are adjusted to exclude the impact of the following business turnaround related charges and adjustments: our inventory write-down and merchandise category exits, management and board transition charges (including severance costs and consulting, legal, search and recruiting costs related to the transition), e-commerce discontinuation charges, store reorganization costs, and a vacation policy change. We believe it is useful for investors to understand the impact of these items on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share (EPS).

        Adjusted Operating Income/(Loss).    The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

($ in thousands)	2014	2013	2012	2011	2010
Operating income/(loss) (GAAP)	$(8,053)	$(56,495)	$7,437	$18,043	$20,145
As a percent of net sales	-0.9%	-6.7%	0.9%	2.2%	2.4%
Non-GAAP adjustments:
Inventory write-downs and merchandise category exit	5,265	43,748	—	—	—
Store reorganization and cleanup	983	2,082	—	—	—
Compensation	2,630	4,523	2,671	—	—
Vacation policy change	(1,843)	—	—	—	—
Legal, consulting, recruitment, and e-commerce obligations	2,785	6,674	—	—	—

Adjusted operating income (non-GAAP)	$1,767	$532	$10,108	$18,043	$20,145
As a percent of net sales	0.2%	0.1%	1.2%	2.2%	2.4%

        Adjusted Net Income/(Loss) and Adjusted Diluted Income/(Loss) Per Common Share ("Diluted EPS") from Continuing Operations. The following table reconciles net income/(loss) and Diluted EPS from continuing operations, the most directly comparable GAAP financial measure, to adjusted net income/(loss) and adjusted Diluted EPS from continuing operations, a non-GAAP financial measure:

($ in thousands, except per share data)	2014	2013	2012	2011	2010
Income/(loss) from continuing operations (GAAP)	$(10,176)	$(56,376)	$3,913	$9,579	$10,748
Diluted EPS from continuing operations (GAAP)	$(0.24)	$(1.33)	$0.09	$0.22	$0.25
Non-GAAP adjustments:
Inventory write-downs and merchandise category exit, net of tax of $1,977, $16,279, $0, $0, and $0(1)	3,288	27,469	—	—	—
Store reorganization, cleanup, net of tax of $369, $775, $0, $0, and $0(1)	614	1,307	—	—	—
Compensation, net of tax of $988, $1,683, $1,371, $0, and $0(1)	1,642	2,840	1,300	—	—
Vacation policy change, net of tax of ($692), $0, $0, $0, and $0(1)	(1,151)	—	—	—	—
Legal, consulting, recruitment, and e-commerce obligations, net of tax of $1,046, $2,481, $0, $0, and $0(1)	1,740	4,193	—	—	—
Disposal of systems, net of tax of $259, $2,076, $0, $0, and $0(1)	430	3,504	—	—	—
Deferred tax asset valuation allowance	3,946	16,222	—	—	—

Adjusted income/(loss) from continuing operations (non-GAAP)	$333	$(841)	$5,213	$9,579	$10,748
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.01	$(0.02)	$0.12	$0.22	$0.25

(1)
The effective tax rate utilized in this non-GAAP adjusted net income/(loss) reconciliation is 37.6% for the twelve months ended June 30, 2014 and 37.2% for the twelve months ended June 30, 2013. This rate is inclusive of a deferred tax asset valuation allowance of $20.2 million as of June 30, 2014 and $16.2 million as of June 30, 2013.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Overview

  •
  During fiscal 2013, we began a transformation of our Company in order to re-establish our position as a leader in the off-price retail space. In fiscal 2014, we continued executing our business turnaround strategy. In connection with our business turnaround strategy, we have executed a number of critical programs, including changes in senior management and board composition, exiting certain categories of merchandise, cleaning up and reorganizing stores, structurally reducing the level of clearance merchandise, modifying company policies, and eliminating assets no longer needed. As a result of these programs, we have incurred additional costs and expenses.

  •
  We sell off-price, upscale decorative home accessories, housewares, seasonal goods and famous-maker gifts generally below retail prices charged by department stores and specialty and on-line retailers. Our strong everyday value proposition is also supported with promotional sales events that create a sense of urgency and excitement for our customer base.

  •
  We operate 810 stores in 41 states. Our store base decreased by 18 stores in fiscal 2014, decreased by 24 stores in fiscal 2013, and decreased by nine stores in fiscal 2012. We relocated 13 stores in fiscal 2014, 38 stores in fiscal 2013, and 45 stores in fiscal 2012.

  •
  For fiscal 2014, net sales were $864.8 million, an increase of 3.2% compared to fiscal 2013, primarily due to an increase in sales from comparable stores (stores open at least one year) of 6.1%. The increase in comparable store sales was comprised of an increase in customer transactions of 9.5%, partially offset by a decrease in average ticket of 3.1%. Since the second quarter of fiscal 2013, the Company has exited a number of non-core categories such as women's apparel and footwear. Comparable sales for our ongoing core categories increased 12.3% for the twelve months ended June 30, 2014 compared to the same period last year.

  •
  The Company's operating loss for fiscal 2014 was $8.1 million compared to an operating loss of $56.5 million for the twelve months ended June 30, 2013. The net loss for fiscal 2014 year was $10.2 million, or $0.24 per share, compared to a net loss of $56.4 million, or $1.33 per share, for the twelve months ended June 30, 2013.

  •
  Excluding business turnaround related charges, the Company's operating income on a non-GAAP adjusted basis for fiscal 2014 was $1.8 million compared to operating income of $0.5 million for the twelve months ended June 30, 2013. Net income on a non-GAAP adjusted basis for the fiscal 2014 period was $0.3 million, or $0.01 per share, compared to a net loss of $0.8 million, or $0.02 per share, for the twelve months ended June 30, 2013.

  •
  We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the "Revolving Credit Facility") in the amount of up to $180.0 million which matures on November 17, 2016. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. As of June 30, 2014, we were in compliance with all required covenants. As of June 30, 2014 and June 30, 2013, we did not have any outstanding borrowings on our Revolving Credit Facility.

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

        Inventory—Our inventories consist of finished goods and are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of goods sold is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. The retail inventory method, which is used by a number of our competitors, involves management estimates with regard to items such as markdowns. Such estimates may significantly impact the ending inventory valuation at cost as well as the amount of gross margin recognized.

        Our stores conduct annual physical inventories, staggered throughout the year. During periods in which physical inventory observations do not occur, we utilize an estimate for recording inventory shrink based on the historical results of our previous physical inventories. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventory results yield a different result. We have loss prevention and inventory controls programs that we believe minimize shrink. Although inventory shrink rates have not fluctuated significantly in recent years, if the actual rate were to differ from our estimates, then an adjustment to inventory shrink would be required.

        Inventory is the largest asset on our balance sheet and represented approximately 62%, 66%, and 67% of total assets at June 30, 2014, 2013, and 2012, respectively. Inventory decreased 2.0%, or $4.3 million, from June 30, 2013 to June 30, 2014. Inventory decreased 20.2%, or $53.6 million, from June 30, 2012 to June 30, 2013. On a per store basis, inventory increased 0.1% from June 30, 2013 to June 30, 2014 and decreased 17.9% from June 30, 2012 to June 30, 2013, primarily due to the inventory write-down recorded in fiscal 2013.

        Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide fresher merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Permanent markdowns may vary throughout the quarter or year in timing, with higher markdowns traditionally recorded in the quarters ending December 31 and June 30, primarily due to seasonal merchandise.

        The effect of a 1.0% markdown in the value of our inventory at June 30, 2014 would result in a decline in gross profit and increase our loss per share for the fiscal year ended June 30, 2014 of $2.1 million and $0.05, respectively.

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

        The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self-insurance reserves for workers' compensation, general liability and medical were $7.8 million, $3.1 million, and $1.0 million, respectively, at June 30, 2014; $6.0 million, $2.6 million, and $0.8 million, respectively, at June 30, 2013; and $5.9 million, $3.1 million, and $0.9 million, respectively, at June 30, 2012.

        We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $5.6 million, $3.8 million and $8.4 million, respectively, for the fiscal year ended June 30, 2014; $4.0 million, $2.1 million and $8.5 million, respectively, for the fiscal year ended June 30, 2013; and $3.4 million, $2.8 million and $9.5 million, respectively, for the fiscal year ended June 30, 2012.

        Share-based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 have a vesting period of three to five years and expire ten years from the date of grant. Options granted after June 30, 2008, typically vest over periods of one to four years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, the risk free rate, the expected term and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. Amortization for share-based compensation expense was $3.0 million for the fiscal year ended June 30, 2014 and $1.9 million for the fiscal year ended June 30, 2013.

        Income taxes—We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in our consolidated balance sheets and are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, future reversals of taxable temporary differences, estimates of future income and tax planning strategies. We are subject to income tax in many jurisdictions, including the United States, various states and localities. At any point in time, we are not subject to audit by any of the various jurisdictions, however, we record estimated reserves for uncertain tax benefits for potential domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, our tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our reserves for uncertain tax benefits or our deferred tax assets or liabilities, which could impact our effective tax rate.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.1	69.1	62.0

Gross margin	34.9	30.9	38.0
Selling, general and administrative expenses	35.9	37.6	37.1

Operating income/(loss)	(1.0)	(6.7)	0.9
Net interest and other expense	(0.2)	(0.8)	(0.2)
Income tax provision/(benefit)	(0.0)	(0.7)	0.2

Net income(loss)	(1.2)	(6.8)	0.5

Number of stores open at end of period	810	828	852

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

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

        Net sales increased $26.5 million, or 3.2%, to $864.8 million in fiscal 2014 from $838.3 million in fiscal 2013, primarily due to an increase in sales from comparable stores (stores open at least one year) of 6.1%. The increase in comparable store sales was comprised of an increase in customer transactions of 9.5%, partially offset by a decrease in average ticket of 3.1%.

        Gross profit for fiscal 2014 was $302.2 million, an increase of 16.5% compared to $259.4 million in gross profit for fiscal 2013. As a percentage of net sales, gross margin increased to 34.9% in fiscal 2014 compared with 30.9% in the same period last year. This increase in gross margin rate of 400 basis points was primarily driven by the strategic decision in the prior year period to accelerate the sell off of certain non-core categories such as women's apparel and footwear in preparation for fresh new products and brands as part of our transformation. This decision resulted in an inventory write-down charge recorded in the second quarter of fiscal 2013 in the amount of $41.8 million along with an additional $1.9 million of accelerated markdowns recorded in the fourth quarter of fiscal 2013. The effect of this charge was a 500 basis point decrease in gross margin rate in fiscal 2013. In fiscal 2014, the Company recorded a $5.3 million markdown charge as a result of the strategic decision to accelerate the sell-off of merchandise categories. Compared to fiscal 2013, gross margin for fiscal 2014 was also affected by a lower initial mark-up, partially offset by lower distribution and buying costs.

        Selling, general and administrative expenses decreased $5.7 million, or 1.8%, to $310.2 million in fiscal 2014 from $315.9 million in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 35.9% in fiscal 2014 from 37.6% in fiscal 2013 due to higher expenses incurred as part of our strategic company turnaround in the prior year. These expenses, primarily legal, consulting, recruiting, store reorganization and cleanup, and employee severance totaled $4.6 million in the current year and $13.3 million in the prior year and are not considered to be indicative of our on-going expense structure.

        Net interest and other expense decreased $4.8 million to $2.1 million in fiscal 2014 compared to $6.9 million in fiscal 2013. This decrease was primarily attributable to the expenses incurred in the prior year relating to disposal of assets related to the replacement of our store point of sale hardware, discontinuing our e-commerce platform and elimination of our crossdock facilities.

        Income tax expense for fiscal 2014 was $41,000 compared to an income tax benefit of $7.0 million in 2013 . As a result, our effective tax rate decreased from 11.1% in fiscal 2013 to (0.4%) in fiscal 2014 in large part, due to recording an additional $3.9 million valuation allowance against our deferred tax assets in fiscal 2014. The total valuation allowance at the end of fiscal year 2014 was $20.2 million.

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

        Net sales increased $25.5 million, or 3.1%, to $838.3 million in fiscal 2013 from $812.8 million in fiscal 2012, primarily due to an increase in sales from comparable stores (stores open at least one year) of 3.9%. The increase in comparable store sales was comprised of an increase in customer traffic of 1.4% and an increase in comparable average transaction of 2.5%.

        Gross profit for fiscal 2013 was $259.4 million, a decrease of 16.0% compared to $308.9 million in gross profit for fiscal 2012. As a percentage of net sales, gross margin decreased to 30.9% in fiscal 2013 compared with 38.0% in the same period last year. This decrease in gross margin rate of 710 basis points was primarily driven by a strategic decision to accelerate the sell off of certain inventory in preparation for fresh new products and brands as part of our transformation. This decision resulted in an inventory write-down and accelerated markdown charge recorded in fiscal 2013 in the amount of $43.7 million. The effect of this charge was a 500 basis point decrease in gross margin rate. The remaining 210 basis point decrease in gross margin rate is due to higher markdowns on clearance inventory and the flow-through of buying, distribution and freight costs resulting from the significant decrease in inventory levels year over year.

        Selling, general and administrative expenses increased $14.5 million, or 4.8%, to $315.9 million in fiscal 2013 from $301.4 million in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses increased to 37.6% in fiscal 2013 from 37.1% in fiscal 2012 due to expenses incurred as part of our strategic company turnaround. These expenses, primarily legal, consulting, recruiting, store reorganization and cleanup, and employee severance totaled $13.3 million and are not considered to be indicative of our on-going expense structure.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

        In fiscal year 2014, cash provided by operating activities was $31.2 million, compared to cash used by operating activities of $3.2 million in the prior year. The $31.2 million of cash provided by operating activities for fiscal 2014 was primarily due to depreciation of $12.2 million, a decrease in inventory of $4.4 million due to our continued efforts to optimize inventory levels and increase inventory productivity, decreased deferred income taxes of $2.9 million, a loss on disposal of assets of $1.3 million due to the write-off of assets related to the exit of certain merchandise categories as part of our business transformation strategy, an increase in accounts payable of $13.3 million driven primarily by the timing of merchandise receipts, an increase in accrued liabilities of $3.9 million primarily due to increased reserve requirements for our self-insurance programs and increased liability at year-end for accrued freight costs, and share based compensation expense of $3.0 million, partially offset by a net loss of $10.2 million. Our fiscal year 2014 loss of $10.2 million includes $10.5 million in expenses associated with the implementation of our strategic business turnaround strategy. There were no significant changes to our vendor payment policy during fiscal 2014. In fiscal year 2013, cash used in operating activities was primarily due to a net loss of $56.4 million combined with a decrease in accounts payable of $25.1 million primarily due to timing of inventory receipts and payments and a decrease in deferred income tax of $7.1 million, partially offset by a decrease in inventory of $53.5 million largely due to the write-down recorded within the fiscal year, a loss on disposal of assets of $6.2 million related to the replacement of our point of sale hardware, the upgrade of our planning and allocation system and the disposal of software associated with discontinuing our e-commerce platform, and an adjustment for depreciation expense of $13.5 million. Our fiscal year 2013 loss of $56.4 million includes a significant non-cash charge related to our inventory write-down and accelerated markdown charge of $43.7 million and $10.8 million in expenses associated with our strategic company turn-around plan. In fiscal year 2012 cash flow from operating activities was $59.5 million primarily driven by net income of $3.9 million, and an increase in accounts payable of $35.8 million due to the timing of inventory receipts and an adjustment for depreciation expense of $14.5 million.

Cash Flows from Investing Activities

        Net cash used in investing activities was due to capital expenditures of $13.4 million, $9.6 million and $13.8 million for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. We currently expect to incur capital expenditures in the range of $15 million to $20 million in fiscal year 2015. Capital expenditures are primarily associated with new store openings or relocations, capital improvements to existing stores, or enhancements to our distribution center facility, equipment, and systems along with improvements related to our corporate office and equipment.

Cash Flows from Financing Activities

        Net cash provided by financing activities for fiscal year 2014 of $3.0 million was primarily due to the proceeds from employee common stock transactions. Net cash provided by financing activities for fiscal year 2013 was primarily due to the proceeds from employee common stock transactions of $1.7 million. Net cash used in financing activities of $25.4 million in fiscal 2012 was due to a change in cash overdraft of $18.8 million and the purchase of treasury shares of $6.1 million.

Secured Credit Facility

        We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the "Revolving Credit Facility"). Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company's common stock. In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders' aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.

        At June 30, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.4 million of outstanding letters of credit and availability of $98.7 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes. Interest expense of $1.5 million for fiscal 2014 was due to commitment fees of $0.8 million and the amortization of financing fees of $0.7 million. As of June 30, 2014, we were in compliance with all required covenants.

Liquidity

        We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Cash and cash equivalents as of June 30, 2014, 2013, and 2012, were $49.7 million, $28.9 million, and $39.7 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

        The following table summarizes our contractual obligations at June 30, 2014 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Non-cancelable operating leases	$208,962	$64,932	$92,187	$38,594	$13,249
Maintenance, insurance and taxes on operating leases	32,122	9,981	14,171	5,933	2,037
Commitment fees on Revolving Credit Facility	1,416	596	820	—	—

Total	$242,500	$75,509	$107,178	$44,527	$15,286

        We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. Commitment fees on our Revolving Credit Facility are calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the Revolving Credit Facility and letters of credit totaling $6.4 million. It is likely we will incur additional interest expense than that calculated above as we may borrow amounts, from time to time, under our Revolving Credit Facility.

Quarterly Results and Seasonality

        The following tables set forth some of our quarterly financial data for the eight quarters ended June 30, 2014. The quarterly information is unaudited, but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10-K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014
Net sales	$183,678	$285,771	$182,765	$212,630
Gross profit(1)	63,427	99,338	68,101	71,287
Operating income/(loss)	(12,467)	18,285	(7,629)	(6,242)
Net income/(loss)(1)	(12,009)	17,674	(8,428)	(7,414)
Basic income/(loss) per share(2)	(0.28)	0.41	(0.20)	(0.17)
Diluted income/(loss) per share(2)	(0.28)	0.41	(0.20)	(0.17)
Comparable store sales increase	9.1%	3.1%	6.4%	7.4%

	Quarters Ended
	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013
Net sales	$172,795	$285,312	$178,073	$202,134
Gross profit	64,906	61,601	66,157	66,774
Operating loss(3)	(10,884)	(22,593)	(11,734)	(11,284)
Net loss(4)	(6,961)	(21,466)	(12,366)	(15,583)
Basic loss per share(2)	(0.17)	(0.51)	(0.29)	(0.37)
Diluted loss per share(2)	(0.17)	(0.51)	(0.29)	(0.37)
Comparable store sales decrease	1.3%	5.6%	2.8%	4.6%

(1)
Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.

(2)
Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2014 and 2013 may not equal the total computed for the year.

(3)
Our results for the quarter ended December 31, 2012 were impacted by a pretax loss of $41.8 million associated with the inventory write-down charge.

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

Inflation

        In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2014, 2013, or 2012. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is currently in compliance with this requirement.

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting ASU 2014-09, but does not expect adoption will have a material impact on the Company's consolidated results of operations or financial position.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2014, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Foreign Currency Exchange Rates.    We enter into foreign currency forward contracts with a major financial institution, which participates in our Revolving Credit Facility, to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors, primarily in Euros. During the fiscal year ended June 30, 2014, the only transactions we hedged were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor's foreign currency. The periods for the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations and were immaterial to us as a whole in the fiscal year ended June 30, 2014.

        The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2014, fair value of all outstanding contracts was immaterial. A large fluctuation in exchange rates for these currencies could have a material effect on their fair value; however, because we only use these forward foreign currency contracts to hedge future inventory purchases at a fixed price in the vendor's foreign currency at the time the purchase order is made and such hedging activities have been immaterial, any fluctuations in the exchange rate should not materially affect us.

        You can find more information about the accounting policies for our forward foreign currency contracts and our financial instruments in Note 1 of the notes to our consolidated financial statements included in this Form 10-K.

        Interest Rates.    The Company's Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate, plus the applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). In fiscal 2014, the Company incurred $21,000 in interest expense on borrowings. Due to the minimal period of time the Company sustains its outstanding borrowings, it considers its exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2014, the Company did not have any long-term debt outstanding. More information about debt held by the Company is available in Note 3 of the notes to our consolidated financial statements included in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10-K and incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Based on our management's evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in this Report on Form 10-K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning's internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of June 30, 2014, Tuesday Morning's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. The report follows on the next page.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014, of Tuesday Morning Corporation and our report dated August 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
August 21, 2014

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

        The report of Independent Registered Public Accounting Firm on the consolidated financial statements is included in page F-2 of this Form 10-K.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2014 Annual Meeting of Stockholders under the captions "Proposal 1—Election of Directors", "Corporate Governance", "Executive Officers", "Meetings and Committees of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance.".

        We have adopted a "Code of Conduct" that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors, which is available on our website at www.tuesdaymorning.com under "Investor Relations—Corporate Governance." Any amendment of our Code of Conduct or waiver to our Code of Conduct with respect to our directors and executive officers, will be posted on the Company's website.

        There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2014 Annual Meeting of Stockholders under the captions "Compensation Committee Report", "Executive Compensation", and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2014 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2014. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column) (thousands)
Equity Compensation Plans Approved by Security Holders	1,732	$12.00	1,906
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,732	$12.00	1,906

Item 13.    Certain Relationships and Related Transactions, Director Independence

        The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2014 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Corporate Governance."

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning's 2014 Annual Meeting of Stockholders under the caption "Independent Registered Public Accounting Firm."

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

  (3)
  Exhibits:

    See the list of exhibits in the "Exhibits Index" to this Form 10-K, which are incorporated herein by reference. The exhibits include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 21, 2014
	By:	/s/ R. MICHAEL ROULEAU R. Michael Rouleau Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. MICHAEL ROULEAU R. Michael Rouleau	Chief Executive Officer (Principal Executive Officer) and Director	August 21, 2014
/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	August 21, 2014
/s/ STEVEN R. BECKER Steven R. Becker	Chairman of the Board	August 21, 2014
/s/ TERRY BURMAN Terry Burman	Director	August 21, 2014
/s/ FRANK M. HAMLIN Frank M. Hamlin	Director	August 21, 2014
/s/ WILLIAM MONTALTO William Montalto	Director	August 21, 2014
/s/ SHERRY M. SMITH Sherry M. Smith	Director	August 21, 2014

Name	Title	Date

/s/ JIMMIE L. WADE Jimmie L. Wade	Director	August 21, 2014
/s/ RICHARD S. WILLIS Richard S. Willis	Director	August 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

        We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated August 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
August 21, 2014

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$49,686	$28,896
Inventories	207,663	211,981
Prepaid expenses	5,822	6,609
Deferred income taxes	42	991
Other current assets	1,094	2,310

Total Current Assets	264,307	250,787
Property and equipment, net	65,939	66,009
Deferred financing costs	1,416	2,011
Other assets	724	1,203
Deferred income tax—non-current	—	1,870

Total Assets	$332,386	$321,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,284	$72,958
Accrued liabilities	39,618	35,719
Income taxes payable	1	85

Total Current Liabilities	125,903	108,762
Deferred rent	2,721	2,885
Other liabilities—non-current	410	2,776
Deferred income taxes	42	—

Total Liabilities	129,076	114,423
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 45,417,397 shares issued and 43,663,091 shares outstanding at June 30, 2014 and 44,517,731 shares issued and 42,785,978 shares outstanding at June 30, 2013	454	445
Additional paid-in capital	220,352	214,012
Retained deficit	(10,978)	(802)
Less: 1,754,306 common shares in treasury, at cost, at June 30, 2014 and 1,731,753 common shares in treasury, at cost, at June 30, 2013	(6,518)	(6,198)

Total Stockholders' Equity	203,310	207,457

Total Liabilities and Stockholders' Equity	$332,386	$321,880

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2014	2013	2012
Net sales	$864,844	$838,314	$812,782
Cost of sales	562,692	578,876	503,918

Gross profit	302,152	259,438	308,864
Selling, general and administrative expenses	310,205	315,933	301,427

Operating income/(loss)	(8,053)	(56,495)	7,437
Other income/(expense):
Interest expense	(1,500)	(1,677)	(2,254)
Other income/(expense), net	(582)	(5,236)	224

Income/(loss) before income taxes	(10,135)	(63,408)	5,407
Income tax provision/(benefit)	41	(7,032)	1,494

Net income/(loss)	$(10,176)	$(56,376)	$3,913

Earnings Per Share
Net income/(loss) per common share:
Basic	$(0.24)	$(1.33)	$0.09
Diluted	$(0.24)	$(1.33)	$0.09
Weighted average number of common shares:
Basic	42,943	42,248	41,986
Diluted	42,943	42,248	42,536

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Years Ended June 30,
	2014	2013	2012
Net income/(loss)	$(10,176)	$(56,376)	$3,913
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	—	55	35
Less: Reclassification adjustment for losses included in net income	—	(1)	—

Other Comprehensive Income/(Loss), before tax	—	54	35
Less: Income tax provision/(benefit) related to items of other comprehensive income/(loss)	—	20	14

Comprehensive Income/(Loss)	$(10,176)	$(56,302)	$3,962

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity

(In thousands)

					Accumulated Other Comprehensive Income/ (Loss)
	Common Stock
			Additional Paid-In Capital	Retained (Deficit) Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2011	43,185	$432	$208,130	$51,661	$(89)	$—	$260,134
Comprehensive income:
Net income	—	—	—	3,913	—	—	3,913
Other comprehensive income	—	—	—	—	35	—	35
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	192	2	—	—	—	—	2
Shares issued in connection with exercises of employee stock options	58	—	77	—	—	—	77
Excess tax benefit	—	—	288	—	—	—	288
Treasury Stock	(1,715)	—	—	—	—	(6,092)	(6,092)
Amortization of share-based compensation expense	—	—	1,834	—	—	—	1,834

Balance at June 30, 2012	41,722	$434	$210,329	$55,574	$(54)	(6,092)	$260,191
Comprehensive loss:
Net loss	—	—	—	(56,376)	—	—	(56,376)
Other comprehensive income	—	—	—	—	54	—	54
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	139	—	—	—	—	—	—
Shares issued in connection with exercises of employee stock options	942	11	1,797	—	—	—	1,808
Excess tax benefit	—	—	—	—	—	—	—
Treasury stock	(17)	—	—	—	—	(106)	(106)
Amortization of share-based compensation expense	—	—	1,886	—	—	—	1,886

Balance at June 30, 2013	42,786	$445	$214,012	$(802)	$—	$(6,198)	$207,457
Comprehensive loss:
Net loss	—	—	—	(10,176)	—	—	(10,176)
Other comprehensive income	—	—	—		—	—	—
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	234	2	—	—	—	—	2
Shares issued in connection with exercises of employee stock options	666	7	3,292	—	—	—	3,299
Excess tax benefit	—	—	—	—	—	—	—
Treasury stock	(23)	—	—	—	—	(320)	(320)
Amortization of share-based compensation expense	—	—	3,048	—	—	—	3,048

Balance at June 30, 2014	43,663	$454	$220,352	$(10,978)	$—	$(6,518)	$203,310

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income/(loss)	$(10,176)	$(56,376)	$3,913
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	12,188	13,452	14,516
Amortization of financing fees	595	592	760
Share-based compensation expense	2,975	1,988	1,987
Loss on disposal of assets	1,271	6,161	460
Deferred income taxes	2,861	(7,139)	(572)
Other non-cash items	—	54	35
Change in operating assets and liabilities:
Inventories	4,391	53,548	(1,422)
Prepaid and other current assets	2,003	2,438	2,327
Other assets	479	328	247
Accounts payable	13,326	(25,051)	35,753
Accrued liabilities	3,899	4,930	1,536
Other liabilities—non-current	(2,289)	2,289	—
Deferred rent	(164)	(377)	64
Income taxes payable	(161)	(25)	(123)

Net cash provided by/(used in) operating activities	31,198	(3,188)	59,481

Cash flows from investing activities:
Capital expenditures	(13,434)	(9,608)	(13,765)
Proceeds from sale of assets	45	250	—

Net cash used in investing activities	(13,389)	(9,358)	(13,765)

Cash flows from financing activities:
Borrowings under revolving credit facility	25,100	94,655	92,338
Repayments under revolving credit facility	(25,100)	(94,655)	(92,338)
Change in cash overdraft	—	—	(18,791)
Proceeds from the exercise of employee stock options	3,301	1,808	77
Excess tax benefit related to exercise of stock options	—	—	288
Purchase of treasury stock	(320)	(106)	(6,092)
Payment of financing fees	—	—	(858)

Net cash provided by/(used in) financing activities	2,981	1,702	(25,376)

Net increase/(decrease) in cash and cash equivalents	20,790	(10,844)	20,340
Cash and cash equivalents, beginning of period	28,896	39,740	19,400

Cash and cash equivalents, end of period	$49,686	$28,896	$39,740

Supplemental cash flow information:
Interest paid	$844	$1,016	$1,422
Income taxes (refunds received) paid	(4,819)	73	(392)

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        We are a leading retailer of off-price, upscale decorative home accessories, housewares, seasonal goods and famous-maker gifts that we generally sell below retail prices charged by department stores and specialty and on-line retailers in the United States. We operated 810 discount retail stores in 41 states as of June 30, 2014 (828 and 852 stores at June 30, 2013 and 2012, respectively). We have promotional sales events that create a sense of urgency and excitement for our customer base.

(a)
Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.

(b)
Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2014 and 2013, credit card receivables from third party consumer credit card providers were $3.8 million and $7.4 million, respectively.

(c)
Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of goods sold is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $70.5 million, $79.1 million, and $67.3 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2014, 2013, and 2012, respectively.

Stores conduct annual physical inventories, staggered throughout the year. We make adjustments to our financial statements based on the results of the physical inventories. During periods where no physical inventories occur, we utilize an estimate for recording shrinkage reserves, based on historical trends of physical inventory results. These shrinkage reserves may require a favorable or unfavorable adjustment to actual results to the extent our subsequent actual physical inventories yield a different result. We review our inventory during and at the end of each quarter to ensure that all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market by recording permanent markdowns to our on hand inventory. Management believes these markdowns result in the appropriate prices necessary to stimulate demand of the merchandise. Actual required permanent markdowns could differ materially from management's initial estimates based on future customer demand or economic conditions.

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

  Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our accounts and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized. For the fiscal year ended June 30, 2014 we disposed of assets with a net book value of approximately $1.3 million, primarily related to the exit of certain merchandise categories as part of our business transformation strategy, which is presented in other income/(expense) on the Consolidated Statement of Operations.

(e)
Deferred Financing Costs—Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized over the term of the related financing using the effective interest method.

(f)
Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. We file our annual federal income tax return on a consolidated basis. Furthermore, we recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available or applicable laws or regulations may change thereby resulting in a favorable or unfavorable adjustment to amounts recorded. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. Valuation allowances are released as positive evidence of future taxable income sufficient to realize the underlying deferred tax assets becomes available.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self-insurance reserves for workers' compensation, general liability and medical were $7.9 million, $3.1 million, and $1.0 million, respectively, at June 30, 2014; $6.0 million, $2.6 million, and $0.8 million, respectively, at June 30, 2013; and $5.9 million, $3.1 million, and $0.9 million, respectively, at June 30, 2012.

  We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers' compensation, general liability and medical insurance were $5.6 million, $3.8 million and $8.4 million, respectively, for the fiscal year ended June 30, 2014; $4.0 million, $2.1 million and $8.5 million, respectively, for the fiscal year ended June 30, 2013; and $3.4 million, $2.8 million and $9.5 million, respectively, for the fiscal year ended June 30, 2012.

(h)
Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax.

(i)
Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2014, 2013, and 2012 were $26.2 million, $27.5 million, and $28.9 million, respectively. We do not receive money from vendors to support our advertising expenditures. As of June 30, 2014, there was prepaid advertising of $113,000 compared to prepaid advertising of $121,000 at June 30, 2013.

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

We account for our foreign currency forward contracts as cash flow hedges in accordance with generally accepted accounting principles of the United States. Changes in the fair value of the contracts that are considered to be effective are recorded in other comprehensive income/(loss)

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  until the hedged item is recorded in earnings. Effective cash flow hedges are reclassified out of other comprehensive income/(loss) and into cost of sales when the hedged inventory is sold. The ineffective portion of cash flow hedges are recorded in other income or loss and were not material for the periods presented. The effect of foreign exchange contracts on our financial position or results of operations historically and for the periods presented is and has been immaterial.

(l)
Share-Based Compensation—We recognized share-based compensation costs under the requirements of U.S. generally accepted accounting principles as follows (in thousands):

	Fiscal Years Ended June 30,
	2014	2013	2012
Amortization of share-based compensation during the period	$3,048	$1,886	$1,834
Amounts capitalized in inventory	(867)	(497)	(625)
Amount recognized and charged to cost of sales	794	599	778

Amounts charged against income for the period before tax	$2,975	$1,988	$1,987

  Consistent with prior years, the fair value of each stock option granted during the fiscal year ended June 30, 2014 was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non-executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.

  The risk-free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.

  These factors were as follows:

	Fiscal Years Ended June 30,
	2014	2013	2012
Weighted average risk-free interest rate	0.5 - 1.6%	0.3 - 0.7%	0.4 - 1.6%
Expected life of options (years)	3.1 - 6.2	2.9 - 5.6	3.2 - 4.8
Expected stock volatility	48.8 - 69.6%	53.7 - 75.3%	68.4 - 83.5%
Expected dividend yield	0.0%	0.0%	0.0%
(m)
Net Income/(Loss) Per Common Share—Basic net income/(loss) per common share for the fiscal years ended June 30, 2014, 2013, and 2012, was calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for each period. Diluted net income/(loss) per common share for the fiscal years ended June 30, 2014, 2013, and 2012, was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 10.

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

(2) PROPERTY AND EQUIPMENT

        Property and equipment, net of accumulated depreciation, consisted of the following at (in thousands):

	June 30,
	2014	2013
Land	$8,504	$8,504
Buildings	46,096	44,565
Furniture and fixtures	74,579	76,404
Equipment	31,620	32,157
Leasehold improvements	19,802	16,627

	180,601	178,257
Less accumulated depreciation	(114,662)	(112,248)

Net property and equipment	$65,939	66,009

(3) DEBT

        We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the "Revolving Credit Facility"). Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company's common stock. In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders' aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) DEBT (Continued)

        At June 30, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.4 million of outstanding letters of credit and availability of $98.7 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes. Interest expense of $1.5 million for fiscal 2014 was due to commitment fees of $0.8 million and the amortization of financing fees of $0.7 million. Interest expense of $1.7 million for fiscal 2013 was due primarily to commitment fees of $0.8 million, the amortization of financing fees of $0.7 million and $0.2 million in interest expense on borrowings. Interest expense of $2.3 million for fiscal 2012 was due primarily to commitment fees of $1.1 million, the amortization of financing fees of $0.9 million and $0.3 million in interest expense on borrowings. As of June 30, 2014, we were in compliance with all required covenants.

(4) ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	June 30,
	2014	2013
Sales tax	$2,740	$2,612
Self-insurance reserves	11,860	9,437
Wages & benefits	6,922	7,510
Property taxes	1,506	1,383
Freight expense	6,380	2,958
Other expenses	10,210	11,819

Total accrued liabilities	$39,618	$35,719

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INCOME TAXES

        Income tax provision/(benefit) consists of (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2014
Federal	$(2,981)	$2,861	$(120)
State and local	161	—	161

Total	$(2,820)	$2,861	$41

Fiscal Year Ended June 30, 2013
Federal	$(135)	$(6,827)	$(6,962)
State and local	242	(312)	(70)

Total	$107	$(7,139)	$(7,032)

Fiscal Year Ended June 30, 2012
Federal	$1,505	$(391)	$1,114
State and local	561	(181)	380

Total	$2,066	$(572)	$1,494

        During fiscal 2013, the Company established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, the Company considered its cumulative losses over three years including the current year. Based on the foregoing, the Company concluded that a valuation allowance was necessary. In fiscal 2014, the deferred tax asset valuation allowance was increased $3.9 million. The Company was able to carry back $11.1 million in allowable federal net operating losses in fiscal 2014 and received a $2.9 million refund in fiscal 2014 as a result of the carryback. Also in fiscal 2014, the Company received a $2.0 million refund from overpayment of its federal tax return for fiscal 2013.

        The difference between income taxes at the statutory federal income tax rate of 34% in each of fiscal 2014 and 2013 and 35% in fiscal 2012, and income tax reported in continuing operations in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Expected federal income tax provision/(benefit)	$(3,446)	$(21,559)	$1,892
State income taxes, net of related federal tax benefit	157	12	214
Increase in federal valuation allowance	3,946	16,222	—
Federal tax credits	(575)	(589)	(787)
Tax rate changes	(154)	(382)	—
Other, net	113	(736)	175

Provision/(benefit) for income taxes	$41	$(7,032)	$1,494

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INCOME TAXES (Continued)

        At the end of fiscal 2014, net deferred tax assets totaled $20.2 million, with an offsetting valuation allowance of $20.2 million. Deferred tax assets and liabilities for the fiscal years ended June 30, 2014, 2013, and 2012 were comprised of the following (in thousands):

	June 30,
	2014	2013	2012
Deferred tax assets:
Current:
Other payroll and benefits	$1,090	$947	$1,847
Inventory reserves	427	4,764	895
Self-insurance reserves	4,428	3,495	3,738
Share-based compensation	3,020	2,770	4,261
Net operating loss and tax credits	7,500	2,861	—
Other current assets	2,463	3,263	1,020
Noncurrent:
Other noncurrent assets	33	849	—
Net operating loss and tax credits	12,502	13,358	—
Deferred rent	1,050	1,084	1,262

Total gross deferred tax assets	$32,513	$33,391	$13,023

Deferred tax liabilities:
Current:
Inventory costs	$5,451	$6,215	$7,951
Prepaid supplies	2,064	2,470	3,275
Non-current:
Property and equipment	4,829	5,623	6,075

Total gross deferred tax liabilities	12,344	14,308	17,301
Valuation allowance	(20,169)	(16,222)	—

Net deferred tax asset/(liability)	$—	$2,861	$(4,278)

        The Company has federal net operating loss carryforwards of $46.2 million. These losses can only be carried forward and utilized to offset future income, but will expire in fiscal year 2034 if not utilized before then. Additionally, the Company has state net operating loss carryforwards of $58.4 million, which will expire throughout the years 2015 through 2034, if not utilized before then.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2011	$480
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(82)

Balance at June 30, 2012	$398
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(88)

Balance at June 30, 2013	$310
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(90)

Balance at June 30, 2014	$220

        The balance of taxes, interest, and penalties at June 30, 2014, that, if recognized, would affect the effective tax rate is $410,000. The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2014, 2013, and 2012, we recognized $36,000, $23,000, and $28,000 in interest, respectively. No interest or penalties were paid in the tax years ended June 30, 2014, 2013 and 2012.

        We anticipate that the total amount of unrecognized tax benefits will decrease an amount immaterial to our results of operations within 12 months ending of June 30, 2015.

(6) SHARE-BASED INCENTIVE PLANS

        We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the "1997 Plan"), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the "2004 Plan"), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan, as amended (the "2008 Plan"), which were established to allow for the granting of certain awards to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan and 2004 Plan, but there are equity awards granted under the 1997 Plan and the 2004 Plan that are still outstanding.

        Performance Shares and Performance Units.    As of June 30, 2014, there were 10,000 performance shares outstanding under the 2004 Plan and 135,000 performance shares outstanding under the 2008 Plan.

        Stock Option Awards—The 1997 Plan, 2004 Plan, and 2008 Plan authorized grants of options to purchase up to 4.8 million, 2.0 million, and 5.4 million shares of authorized, but unissued, common stock, respectively. The 2008 Plan has 1.9 million shares remaining to be granted of authorized, but unissued, common stock. Stock options may be granted to directors, officers, and key employees of, and certain other key individuals who perform services for us and our subsidiaries.

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

        Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant while options granted under the 2008 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. As of June 30, 2014, there were 0, 10,000 and 135,000 performance shares outstanding under the 1997 Plan, the 2004 Plan and the 2008 Plan, respectively. The exercise prices of stock options outstanding on June 30, 2014, range between $1.24 per share and $35.23 per share, which represents the fair market value of our common stock on the date the options were granted. At June 30, 2014, all shares available under the 1997 Plan and 2004 Plan had been granted. The 1997 Plan and the 2004 Plan terminated pursuant to their terms as of December 29, 2007 and May 17, 2014 respectively. There are 1.9 million shares available for grant under the 2008 Plan at June 30, 2014.

        Following is a summary of transactions relating to the 1997 Plan, 2004 Plan and 2008 Plan options for the fiscal years ended June 30, 2014, 2013, and 2012 (share amounts and aggregate intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2011 (vested or expected to vest)	2,795	$10.68	5.09	$3,943
Granted during year	373	3.57
Exercised during the year	(59)	1.32
Forfeited or expired during year	(214)	20.19

Options Outstanding at June 30, 2012	2,895	9.25	2.53	$3,484
Granted during year	1,665	6.66
Exercised during the year	(942)	1.92
Forfeited or expired during year	(2,000)	10.62

Options Outstanding at June 30, 2013	1,618	9.17	7.14	$6,177

Granted during year	1,221	13.37
Exercised during the year	(666)	4.96
Forfeited or expired during year	(442)	16.00

Options Outstanding at June 30, 2014	1,731	12.00	8.75	$10,689

Exercisable at June 30, 2014	588	$10.47	7.63	$4,929

        The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2014, 2013, and 2012, was $5.48 per share, $2.90 per share, and $2.02 per share, respectively. The intrinsic value of vested unexercised options at June 30, 2014 is $4.9 million.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) SHARE-BASED INCENTIVE PLANS (Continued)

        There were options to purchase 666,001, 942,710 and 58,703 shares of our common stock, which were exercised during the fiscal years ended June 30, 2014, 2013, and 2012, respectively. The aggregate intrinsic value of stock options exercised was $6.4 million, $2.4 million, and $152,000 during the fiscal years ended June 30, 2014, 2013, and 2012, respectively. At June 30, 2014, we had $4.3 million of total unrecognized share-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.51 years.

        The following table summarizes information about stock options outstanding at June 30, 2014:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.24 - $6.29	244,540	7.81	$4.98	178,200	$4.93
$7.00 - $10.46	230,000	8.77	8.39	186,667	8.29
$12.39 - $12.39	276,500	9.19	12.39	—	—
$12.68 - $12.68	350,000	9.16	12.68	150,000	12.68
$12.82 - $14.19	276,795	9.20	14.02	15,000	13.84
$14.34 - $14.72	296,036	9.68	14.41	—	—
$15.31 - $35.23	57,912	1.14	27.93	57,912	27.93

	1,731,783	8.75	$12.00	587,779	$10.47

        Restricted Stock Awards—The 1997 Plan, the 2004 Plan, and the 2008 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan and the 2004 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended June 30, 2014, 2013, and 2012, was $13.95 per share, $7.90 per share, and $3.57 per share, respectively. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan and the 2008 Plan, as of June 30, 2014, there were 356,223 shares of restricted stock outstanding with award vesting periods of one to four years and a weighted average fair value of $12.67 per share. Compensation expense related to restricted shares is recognized ratably over the requisite service period. Expense recorded for all restricted stock awards totaled $1.6 million, $908,000, and $668,000 for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. At June 30, 2014, we had $3.0 million of total unrecognized share-based compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 2.26 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) SHARE-BASED INCENTIVE PLANS (Continued)

        The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2014, 2013, and 2012 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2011	410	$2.31
Granted during year	162	3.57
Vested during year	(352)	1.96
Forfeited during year	(29)	3.83

Outstanding at June 30, 2012	191	$3.79
Granted during year	325	7.90
Vested during year	(128)	3.81
Forfeited during year	(127)	5.75

Outstanding at June 30, 2013	261	$7.95
Granted during year	301	13.94
Vested during year	(138)	8.32
Forfeited during year	(68)	9.12

Outstanding at June 30, 2014	356	$12.66

(7) OPERATING LEASES

        We lease substantially all store locations under non-cancelable operating leases. Our leases generally are for a five-year period with two five-year renewal options and, in very limited circumstances, our leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 60 months if the store does not achieve sales expectations. Future minimum rental payments under leases are as follows (in thousands):

Fiscal Years Ending June 30,
2015	$64,932
2016	53,038
2017	39,149
2018	25,841
2019	12,753
Thereafter	13,249

Total minimum rental payments	$208,962

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) OPERATING LEASES (Continued)

        Rent expense for the fiscal years ended June 30, 2014, 2013, and 2012 was $83.1 million, $82.7 million, and $82.5 million, respectively. Rent expense includes rent for store locations and our distribution center. Rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN

        We have a 401(k) profit sharing plan for the benefit of our full-time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant's contribution up to 4% of participant's compensation. We expensed contributions of $1.0 million, $1.1 million, and $1.1 million for the fiscal years ended June 30, 2014, 2013, and 2012, respectively.

(9) LEGAL PROCEEDINGS

        The Company is defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008—Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.)—in which the original complaint alleged violations of California's meal and rest period laws. The two named plaintiffs, who are former employees of the Company, subsequently amended the complaint three times. Narrowing their class allegations, the plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company's alleged practice of providing "on-duty" meal periods to Senior Sales Associates violates the California Labor Code. The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks "on duty" at any point from April 1, 2005 to the present. The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013. On March 20, 2014, the parties executed a settlement agreement and release which, subject to Court approval, resolves the matter on a class basis. On April 16, 2014, the Court granted preliminary approval of the settlement and authorized the parties to provide notice of the settlement and its terms to class members. The hearing on the motion for final approval of the settlement is scheduled for October 9, 2014. The terms of the settlement are not expected to have a material adverse effect on the Company's financial condition or results of operations.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2014	2013	2012
Net income/(loss)	$(10,176)	$(56,376)	$3,913
Less: Income to participating securities	—	—	30

Net income/(loss) attributable to common shares	$(10,176)	$(56,376)	$3,883

Weighted average common shares outstanding—basic	42,943	42,248	41,986
Effect of dilutive stock equivalents	—	—	550

Weighted average common shares outstanding—dilutive	42,943	42,248	42,536

Net income/(loss) per common share—basic	$(0.24)	$(1.33)	$0.09
Net income/(loss) per common share—diluted	$(0.24)	$(1.33)	$0.09

        Options representing rights to purchase shares of common stock of 0.9 million at June 30, 2014, 1.0 million at June 30, 2013 and 1.9 million at June 30, 2012 were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of the unaudited quarterly results is as follows for the years ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Quarters Ended
	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014
Net sales	$183,678	$285,771	$182,765	$212,630
Gross profit(1)	63,427	99,338	68,101	71,287
Operating income/(loss)	(12,467)	18,285	(7,629)	(6,242)
Net income/(loss)(1)	(12,009)	17,674	(8,428)	(7,414)
Basic income/(loss) per share(2)	$(0.28)	$0.41	$(0.20)	$(0.17)
Diluted income/(loss) per share(2)	$(0.28)	$0.41	$(0.20)	$(0.17)

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

(2)
Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2014 and 2013 may not equal the total computed for the year.

(3)
Our results for the quarter ended December 31, 2012 were impacted by a pretax loss of $41.8 million associated with the inventory write-down charge.

(4)
Our results for the quarter ended June 30, 2013 were impacted by the disposal of assets including the e-commerce platform and the point of sale hardware.

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Tuesday Morning Corporation (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-46017) filed with the Securities and Exchange Commission (the "Commission") on February 10, 1998)
3.1.2
Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) filed with the Commission on March 29, 1999)
3.1.3
Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on May 2, 2005)
3.2
Amended and Restated By-laws of the Company effective as of February 6, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on February 12, 2013)
10.1.1
Credit Agreement, dated December 15, 2008, by and among the Company, Bank of America, N.A., as administrative agent, Swing Line Lender, L/C Issuer, Banc of America Securities LLC and Wells Fargo Retail Finance, LLC, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Retail Finance, LLC, as Syndication Agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A (File No. 000-19658) filed with the Commission on December 23, 2008)
10.1.2
Joinder and First Amendment to Credit Agreement, dated January 28, 2009, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on January 30, 2009)
10.1.3
Second Amendment to Credit Agreement, dated January 29, 2010, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on February 4, 2010)
10.1.4
Third Amendment to Credit Agreement, dated November 17, 2011, by and among the Company, Bank of America, N.A., Wells Fargo Retail Finance, LLC, and Regions Bank (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on November 23, 2011)
10.2
Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on November 8, 2013)†
10.3
Employment Agreement dated August 19, 2013 by and between the Company and R. Michael Rouleau (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on August 20, 2013)†
10.4.1
Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46017) filed with the Commission on February 10, 1998)†

Exhibit No.	Description
10.4.2	Amendment No. 1 to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A (File No. 333-74365) filed with the Commission on March 29, 1999)†
10.4.3
First Amendment to the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on August 1, 2005)†
10.5.1
Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive 14A Proxy Statement (File No. 000-19658) filed with the Commission on April 19, 2004)†
10.5.2
First Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Commission on August 1, 2005)†
10.5.3
Second Amendment to the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on November 8, 2007)†
10.6
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on November 6, 2007)†
10.7
Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on December 19, 2007)†
10.8
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on December 19, 2007)†
10.9
Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on December 19, 2007)†
10.10.1
Employment Agreement dated October 2, 2008, between the Company and Michael J. Marchetti (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on October 3, 2008)†
10.10.2
First Amendment to the Employment Agreement, dated January 28, 2009, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on January 30, 2009)†
10.10.3
Second Amendment to Employment Agreement, dated February 16, 2012, by and between Tuesday Morning Corporation and Michael Marchetti (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on February 17, 2012)†

Exhibit No.	Description
10.11	Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on October 10, 2008)†
10.12
Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on October 10, 2008)†
10.13
Form of NonQualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on May 8, 2014)†
10.14
Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on May 8, 2014)†
10.15
Form of Performance Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on May 8, 2014)†
10.16.1
Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on November 19, 2008.)†
10.16.2
First Amendment to Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on November 9, 2012)†
10.16.3
Second Amendment to Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on October 23, 2012)†
10.17
Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on March 3, 2009)†
10.18
Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on March 3, 2009)†
10.19
Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on March 3, 2009)†
10.20
Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on March 3, 2009)†

Exhibit No.	Description
10.21	Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K (File No. 000-19658) as filed with the Commission on August 28, 2013)†
10.22
Form of NonQualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on May 8, 2014)†
10.23
Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on May 8, 2014)†
10.24
Form of Performance Based NonQualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on May 8, 2014)†
10.25
Form of Retention Bonus Agreement, dated as of June 5, 2012, by and between Tuesday Morning Corporation and the Executive Officers named therein (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K (File No. 000-19658) filed with the Commission on August 30, 2012)†
10.26
Churches Separation Agreement and Release dated as of March 3, 2013 between the Company and Brady Churches (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on March 7, 2013)†
10.27
Consulting Services Agreement dated as of March 3, 2013 by and between the Company and Brady Churches (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 000-19658) filed with the Commission on March 7, 2013)†
10.28
Consulting Agreement dated as of August 6, 2013 by and between the Company and William Montalto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on October 30, 2013)†
10.29
Severance Agreement and Release dated as of August 29, 2013 by and between the Company and John Rossler (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 000-19658) filed with the Commission on October 30, 2013)†
10.30
Consulting Agreement and Release dated as of September 7, 2013 by and between the Company and Stephanie Bowman (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 000-19658) filed with the Commission on September 9, 2013)†
10.31	Severance Agreement and Release dated as of July 14, 2014 by and between Tuesday Morning, Inc. and Ross Manning†
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K (File No. 000-19658) filed with the Commission on March 9, 2005)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

†
Management contract or compensatory plan or arrangement