Form 10-Q
period 2014-09-30
TUESDAY MORNING CORP/DE
filed 2014-10-30
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2014
Common Stock, par value $0.01 per share	43,741,678

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2014 (unaudited) and June 30, 2014

(In thousands, except per share data)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,537	$49,686
Inventories	264,222	207,663
Prepaid expenses	6,805	5,822
Deferred income taxes	42	42
Other current assets	1,276	1,094
Total Current Assets	280,882	264,307
Property and equipment, net	64,497	65,939
Deferred financing costs	1,267	1,416
Other assets	735	724
Total Assets	$347,381	$332,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,666	$86,284
Accrued liabilities	37,150	39,618
Income taxes payable	—	1
Total Current Liabilities	145,816	125,903
Deferred rent	2,257	2,721
Income tax payable — non current	607	410
Deferred income tax	42	42
Total Liabilities	148,722	129,076

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 45,502,994 shares issued and 43,748,688 shares outstanding at September 30, 2014 and 45,417,397 shares issued and 43,663,091 shares outstanding at June 30, 2014	455	454
Additional paid-in capital	221,930	220,352
Retained deficit	(17,208)	(10,978)
Less: 1,754,306 common shares in treasury, at cost, at September 30, 2014 and 1,754,306 common shares in treasury, at cost, at June 30, 2014	(6,518)	(6,518)
Total Stockholders’ Equity	198,659	203,310
Total Liabilities and Stockholders’ Equity	$347,381	$332,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
Net sales	$202,208	$183,678
Cost of sales	130,274	120,251
Gross profit	71,934	63,427
Selling, general and administrative expenses	77,689	75,894
Operating loss	(5,755)	(12,467)
Other income/(expense):
Interest expense	(364)	(375)
Other income/(expense), net	(35)	84
Other expense, net	(399)	(291)
Loss before income taxes	(6,154)	(12,758)
Income tax provision/(benefit)	76	(749)

Net loss	$(6,230)	$(12,009)

Loss Per Share
Net loss per common share:
Basic	$(0.14)	$(0.28)
Diluted	$(0.14)	$(0.28)
Weighted average number of common shares:
Basic	43,324	42,618
Diluted	43,324	42,618

Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended September 30,
	2014	2013
Net loss	$(6,230)	$(12,009)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	—	—
Less: Reclassification adjustment for losses included in net loss	—	—
Other Comprehensive Income, before tax	—	—
Less: Income tax provision related to items of other comprehensive income	—	—
Comprehensive Loss	$(6,230)	$(12,009)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months Ended September 30,
	2014	2013
Net cash flows from operating activities:
Net loss	$(6,230)	$(12,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,059	2,870
Amortization of financing fees	149	148
Loss on disposal of assets	259	55
Share-based compensation	1,211	294
Change in operating assets and liabilities:
Inventories	(56,417)	(48,447)
Prepaid and other current assets	(1,176)	(1,336)
Accounts payable	22,382	43,146
Accrued liabilities	(2,468)	2,158
Deferred rent	(464)	(15)
Income taxes payable	196	(75)
Net cash used in operating activities	(39,499)	(13,211)

Net cash flows from investing activities:
Proceeds from sale of assets	—	26
Capital expenditures	(1,876)	(3,198)
Net cash used in investing activities	(1,876)	(3,172)

Net cash flows from financing activities:
Purchase of treasury stock	—	(24)
Proceeds from the exercise of employee stock options	226	836
Net cash provided by financing activities	226	812
Net decrease in cash and cash equivalents	(41,149)	(15,571)
Cash and cash equivalents, beginning of period	49,686	28,896
Cash and cash equivalents, end of period	$8,537	$13,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.                   Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  The balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  The results of operations for the three month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

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

Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net loss in any period.

2.                   Share-based incentive plans — Stock Option Awards.  We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 1997 Plan and the 2004 Plan, but equity awards granted under the 1997 Plan and the 2004 Plan are still outstanding.

On September 16, 2014, our Board of Directors adopted the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”), subject to stockholder approval at the 2014 annual meeting of stockholders to be held on November 12, 2014. If the 2014 Plan is approved, it will become effective on September 16, 2014, and the maximum number of shares reserved for issuance under the 2014 Plan will be 3,600,000 shares plus any awards under the 2008 Plan (i) that are outstanding on September 16, 2014 and, on or after September 16, 2014, are forfeited, expire or are canceled, and (ii) any shares subject to such awards that, on or after September 16, 2014, are used to satisfy the exercise price or tax withholding obligations with respect to such awards. If the 2014 Plan is approved by our stockholders, our Board of Directors will approve the termination of the 2008 Plan, effective upon the date of stockholder approval of the 2014 Plan, and no new awards will be made under the 2008 Plan. If the 2014 Plan is not approved, no awards will be made under the 2014 Plan, and the 2008 Plan will remain in effect as it existed immediately prior to the 2014 annual meeting. The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock.

Stock options are awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan.  Stock options are awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms.  If the performance conditions are not satisfied, the options are forfeited.  As of September 30, 2014, there were 10,000 and 170,000 performance shares outstanding under the 2004 Plan and 2008 Plan, respectively.  The exercise prices of stock options outstanding on September 30, 2014, range between $1.24 per share and $35.23 per share.  At September 30, 2014, all shares available under the 1997 Plan and the 2004 Plan had been granted.  The 1997 Plan and the 2004 Plan terminated pursuant to their terms as of December 29, 2007 and May 17, 2014, respectively.  There were 1.8 million shares available for grant under the 2008 Plan at September 30, 2014.

Restricted Stock Awards.  The 1997 Plan, the 2004 Plan, and the 2008 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 1997 Plan and the 2004 Plan, but restricted stock awards granted under the 2004 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  Shares are valued at the fair market value of our common stock at the date of award.  Shares may be subject to certain performance requirements.  If the performance requirements are not met, the restricted shares are forfeited.  At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007.  Under the 2004 Plan and the 2008 Plan, as of September 30, 2014, there were 386,489 shares of restricted stock outstanding with award vesting periods of one to four years and a weighted average fair value of $13.37 per share.

Performance Shares and Performance Units.   As of September 30, 2014 there were 10,000 performance shares outstanding under the 2004 Plan and 170,000 performance shares outstanding under the 2008 Plan.

Share-based Compensation Costs.  Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Amortization of share-based compensation during the period	$1,353	$303
Amounts capitalized in ending inventory	(383)	(118)
Amounts recognized and charged to cost of sales	241	109

Amounts charged against income for the period before tax	$1,211	$294

3.                   Commitments and contingencies —The Company has been defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008—Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.)—in which the original complaint alleged violations of California’s meal and rest period laws. The two named plaintiffs, who were former employees of the Company, subsequently amended the complaint three times. Narrowing their class allegations, the plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code. The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present. The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013. On March 20, 2014, the parties executed a settlement agreement and release which, subject to Court approval, resolved the matter on a class basis. On April 16, 2014, the Court granted preliminary approval of the settlement and authorized the parties to provide notice of the settlement and its terms to class members. On October 9, 2014, the Court granted final approval of the settlement.  The terms of the settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

4.                   Loss per common share - The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2013
Net loss	$(6,230)	$(12,009)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(6,230)	$(12,009)
Weighted average number of common shares outstanding basic	43,324	42,618
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding dilutive	43,324	42,618
Net loss per common share basic	$(0.14)	$(0.28)
Net loss per common share diluted	$(0.14)	$(0.28)

Options representing rights to purchase 388,035 weighted average shares and 649,678 weighted average shares of common stock at September 30, 2014 and September 30, 2013, respectively, were not included in the diluted loss per share calculation because the assumed exercise of such options would have been anti-dilutive.   All options representing rights to purchase shares were excluded from diluted loss per share for the three month periods ended September 30, 2014 and September 30, 2013, as the Company had a net loss for those periods.

5.                   Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.  As of September 30, 2014, we were in compliance with all required covenants.

At September 30, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.4 million of outstanding letters of credit and availability of $149.1 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility.  Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense of $0.4 million for the quarter ended September 30, 2014 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.  Interest expense for the quarter ended September 30, 2013 was $0.4 million, due to $0.2 million in commitment fees and $0.2 million in amortized financing fees.

6.                   Depreciation — Accumulated depreciation of owned equipment and property at September 30, 2014 and June 30, 2014 was $116.3 million and $114.7 million, respectively.

7.                   Income taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, Tuesday Morning Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.  The Internal Revenue Service has concluded an examination of the Company for all taxable years ended on or before June 30, 2010.   The effective tax rates for the quarters ended September 30, 2014 and September 30, 2013 were (1.2%) and 5.9%, respectively.   The effective tax rate was lower for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to the federal tax benefit associated with the uncertainty of state income taxes.  A full valuation allowance is currently recorded against the Company’s deferred tax assets as the result of losses in years ended June 30, 2013 and June 30, 2014.  The Internal Revenue Service issued the final regulations (T.D. 9636) in September 2014 which is applicable to tax years beginning on or after January 1, 2014.  The Company is currently reviewing the regulations and anticipates an immaterial impact to our tax return and financial statements.

8.                   Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less.  Cash equivalents are carried at cost, which approximates fair value.  At September 30, 2014 and at June 30, 2014, credit card receivables from third party consumer credit card providers were $4.2 million and $3.8 million, respectively.

9.                   Recent accounting pronouncements — There were no accounting pronouncements issued during the first quarter of fiscal 2015 that affected the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Business Overview

•                  We are a leading retailer of off-price, upscale decorative home accessories, housewares, seasonal goods and famous-maker gifts that we generally sell below retail prices charged by department stores and specialty and on-line retailers in the United States.  We operated 801 stores in 41 states as of September 30, 2014.  Our strong everyday value proposition is also supported with promotional sales events that create a sense of urgency and excitement for our customer base.

•                  We recently completed executing a business turnaround strategy to improve our store operations, merchandise offerings, sales productivity and overall profitability.  The business turnaround phase was the initial part of our overall business transformation strategy.  A number of specific costs related to our business turnaround have been incurred as we executed this strategy.  To provide enhanced information regarding our business performance, we have shown the effects of these specific costs on the prior year in the Results of Operations section.

•                  Net sales for the first quarter of fiscal 2015 were $202.2 million, an increase of $18.5 million, or 10.1%, from $183.7 million for the same period last year.  Comparable store sales for the quarter ended September 30, 2014 increased by 11.3%, compared to the same period last year, which was due to a 10.5% increase in customer transactions along with a 0.7% increase in average ticket.

•                  Cost of sales, as a percentage of net sales, for the first quarter of fiscal 2015 was 64.4%, compared to 65.5% for the same period last year.

•                  For the first quarter of fiscal 2015, selling, general and administrative expenses increased $1.8 million to $77.7 million, from $75.9 million for the same quarter last year.

•                  We incurred a net loss of $6.2 million and a net loss per share of $0.14 for the quarter ended September 30, 2014, compared to a net loss of $12.0 million and a net loss per share of $0.28 for the same period last year.

•                  Inventory levels at September 30, 2014 increased $56.5 million to $264.2 million from $207.7 million at June 30, 2014 due to normal seasonal selling patterns.  Compared to the same date last year, inventories increased $3.8 million from $260.4 million at September 30, 2013.

•                  Cash and cash equivalents at September 30, 2014 decreased $41.2 million to $8.5 million from $49.7 million at June 30, 2014.  Compared to the same date last year, cash and cash equivalents decreased $4.8 million from $13.3 million at September 30, 2013.

Results of Operations

The following tables set forth certain financial information from our consolidated statements of operations for the first quarter ended September 30, 2014 and the corresponding period in 2013.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.  There can be no assurance that the trends in sales or operating results will continue in the future.  In addition to our reported results, we have also provided adjusted (non-GAAP) financial information to provide readers with additional information comparing our core results between the first quarter ended September 30, 2014 and the corresponding period in 2013.

(in thousands, except for per share data, percentages and ratios)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	$202,208	—	$202,208	$183,678	—	$183,678
Percent increase from prior year	10.1%	—	10.1%	6.3%	—	6.3%
Comparable store sales increase (1)	11.3%	—	11.3%	9.1%	—	9.1%
Gross profit	$71,934	—	$71,934	$63,427	$—	$63,427
Selling, general and administrative expenses (2)	$77,689	—	$77,689	$75,894	$(2,393)	$73,501
Operating income/(loss) (3)	$(5,755)	—	$(5,755)	$(12,467)	$2,393	$(10,074)
Interest expense	$(364)	—	$(364)	$(375)	—	$(375)
Other income/(expense), net	$(35)	—	$(35)	$84	$—	$84
Income tax provision/(benefit)	$76	—	$76	$(749)	$341	$(408)
Net income/(loss) (3)	$(6,230)	—	$(6,230)	$(12,009)	$2,052	$(9,957)
Diluted income/(loss) per share (3)	$(0.14)	—	$(0.14)	$(0.28)	$0.05	$(0.23)
Ratios as a percent of net sales:
Gross profit	35.6%	—	35.6%	34.5%	—	34.5%
Selling, general and administrative expenses	38.4%	—	38.4%	41.3%	(1.3)%	40.0%
Operating income/(loss)	(2.8)%	—	(2.8)%	(6.8)%	1.3%	(5.5)%

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

Non-GAAP Financial Measures

We report our financial information in accordance with United States generally accepted accounting principles (GAAP).  However, we present certain financial measures identified as non-GAAP under the rules of the SEC to assess our results.  We believe that the non-GAAP financial measures provide useful information to the Company’s management, investors, and other interested parties because they allow them to understand and compare our core operating results during the first quarter ended September 30, 2014 to the corresponding prior year period in a more consistent manner.  We believe this also facilitates the comparison of our results to the results of our peer companies.  The non-GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

The following non-GAAP financial measures are adjusted to exclude the impact of the following business turnaround related charges and adjustments in the prior-year period: management and board transition charges (including compensation and severance, consulting, legal, search and recruiting costs related to the transition) and changes in our deferred tax asset valuation allowance.  The amount of the turnaround related adjustments to selling, general and administrative expenses are included in the first table below.

Adjusted Operating Loss:  The following table reconciles operating loss, the most directly comparable GAAP financial measure, to adjusted operating loss, a non-GAAP financial measure:

(in thousands, except for percentages and ratios)

	Three Months Ended September 30,
	2014	2013
Operating loss (GAAP)	$(5,755)	$(12,467)
As a percent of net sales	-2.8%	-6.8%
Non-GAAP adjustments:
Adjustments reducing selling, general and administrative expenses:
Compensation	—	1,554
Legal, consulting, and recruiting	—	839
Adjusted operating loss (non-GAAP)	$(5,755)	$(10,074)
As a percent of net sales	-2.8%	-5.5%

Adjusted Net Loss from Continuing Operations:  The following table reconciles net loss from continuing operations, the most directly comparable GAAP financial measure, to adjusted net loss from continuing operations, a non-GAAP financial measure:

(in thousands)

	Three Months Ended September 30,
	2014	2013
Net loss from continuing operations (GAAP)	$(6,230)	$(12,009)
Non-GAAP adjustments:
Compensation, net of tax of $0 and $(364)(1)	—	1,918
Legal, consulting, and recruiting, net of tax of $0 and $(190) (1)	—	1,029
Deferred tax asset valuation allowance	—	(895)
Adjusted net loss from continuing operations (non-GAAP)	$(6,230)	$(9,957)

(1)         The effective tax rate utilized in this non-GAAP adjusted net loss reconciliation is (1.2%) for the three months ended September 30, 2014 and (23.2%) for the three months ended September 30, 2013.  These rates are inclusive of a deferred tax asset valuation allowance of $14.3 million as of September 30, 2014 and of $15.0 million as of September 30, 2013.

Adjusted Diluted Loss per share from Continuing Operations:  The following table reconciles diluted loss per share from continuing operations, the most directly comparable GAAP financial measure, to adjusted diluted loss per share from continuing operations, a non-GAAP financial measure:

	Three Months Ended September 30,
	2014	2013
Diluted loss per share from continuing operations (GAAP)	$(0.14)	$(0.28)
Non-GAAP adjustments:
Compensation, net of tax(1)	—	0.05
Legal, consulting, and recruiting, net of tax(1)	—	0.02
Deferred tax asset valuation allowance	—	(0.02)
Adjusted diluted loss per share from continuing operations (non-GAAP)	$(0.14)	$(0.23)

(1)         The effective tax rate utilized in this non-GAAP adjusted diluted loss per share reconciliation is (1.2%) for the three months ended September 30, 2014 and (23.2%) for the three months ended September 30, 2013.  These rates are inclusive of a deferred tax asset valuation allowance of $14.3 million as of September 30, 2014 and of $15.0 million as of September 30, 2013.

Three Months Ended September 30, 2014

Compared to the Three Months Ended September 30, 2013

Net sales for the first quarter of fiscal 2015 were $202.2 million, an increase of $18.5 million, or 10.1%, from $183.7 million for the same period last year.  Comparable store sales for the quarter ended September 30, 2014 increased by 11.3% compared to the first quarter of fiscal 2014.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.  Non-comparable store sales include sales from new stores not included in comparable store sales and sales from stores that have closed.  The increase in comparable store sales for the first quarter of fiscal 2015 was comprised of a 10.5% increase in customer transactions along with a 0.7% increase in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $1.6 million, a 120 basis points negative impact on our sales increase.  The non-comparable store sales decrease is driven by 27 store closures, partially offset by eight store openings, which have occurred since the end of the first quarter of fiscal 2014.

We closed nine existing stores during the first quarter of fiscal 2015.  In addition, we relocated 10 existing stores during the first quarter of fiscal 2015.  Our store base decreased by nine stores for the first quarter of fiscal 2015, while the store base decreased by eight stores for the same period in fiscal 2014.

Store Openings/Closings

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Fiscal Year Ended June 30, 2014
Stores open at beginning of period	810	828	828
Stores opened during the period	—	1	9
Stores closed during the period	(9)	(9)	(27)
Stores open at end of period	801	820	810

Gross profit for the first quarter of fiscal 2015 was $71.9 million, an increase of 13.4% compared to $63.4 million in gross profit for the same quarter in fiscal 2014.  Gross profit as a percentage of net sales was 35.6% for the first quarter of fiscal 2015, an improvement compared to 34.5% for the first quarter of fiscal 2014.  Improvement in gross profit was primarily driven by lower markdowns  and freight and distribution efficiencies, partially offset by a contraction in our initial mark-up due to competitive pricing actions.

Selling, general and administrative expenses increased $1.8 million for the first quarter of fiscal 2015 to $77.7 million, compared to $75.9 million for the same quarter last year, due to higher store payroll expense and increased stock compensation expense.  As a percent of net sales, selling, general and administrative expenses decreased to 38.4% for the first quarter of fiscal 2015 from 41.3% for the same quarter of fiscal 2014.

Our operating loss was $5.8 million for the first quarter of fiscal 2015 as compared to an operating loss of $12.5 million for the first quarter of fiscal 2014.

Income tax expense for the quarter ended September 30, 2014 was $0.1 million compared to income tax benefit of $0.7 million for the same period last year.  The effective tax rates for the quarters ended September 30, 2014 and September 30, 2013 were (1.2%) and 5.9%, respectively.  The effective tax rate was lower for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to the federal tax benefit associated with the uncertainty of state income taxes.  A full valuation allowance is currently recorded against the Company’s deferred tax assets as the result of losses in years ended June 30, 2013 and June 30, 2014.  The deferred tax asset valuation allowance as of September 30, 2014 and September 30, 2013 was $14.3 million and $15.0 million, respectively.

We had a net loss of $6.2 million, or $0.14 per share, for the first quarter of fiscal 2015 compared to a net loss of $12.0 million, or $0.28 per share, for the first quarter of fiscal 2014.  Our results were impacted by the effects of the items described above and a reduced effective tax rate due to the establishment of a deferred tax asset valuation allowance beginning in the second quarter of fiscal 2013.  Excluding the business turnaround charges in the prior year period, non-GAAP adjusted net loss improved from $10.0 million, or $0.23 per share, for the first quarter of fiscal 2014 to $6.2 million, or $0.14 per share, for the same period in the current year.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended September 30, 2014 and 2013 was $39.5 million and $13.2 million, respectively.  The $39.5 million of cash used in operating activities for the three months ended September 30, 2014 was primarily due to an increase in inventory of $56.4 million, partially offset by an increase in accounts payable of $22.4 million, along with $2.5 million of decreased accrued liabilities, and a $3.1 million net loss before depreciation.  There were no significant changes to our vendor payment policy during the three months ended September 30, 2014.  The $13.2 million of cash used in operating activities for the three months ended September 30, 2013 was primarily due to an increase in inventory of $48.4 million, partially offset by an increase in accounts payable of $43.1 million, and a net loss of $9.1 million before depreciation.  The primary increase in cash used during the quarter as compared to the prior year quarter is due to the higher inventory build in the current year and the timing of cash disbursements.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2014 and 2013 relates to capital expenditures.  Capital expenditures are primarily associated with store relocations, new store openings, capital improvements to existing stores, or enhancements to our distribution center facility, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $1.9 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended September 30, 2014, compared to net cash provided by financing activities of $0.8 million for the three months ended September 30, 2013.  The cash provided by financing activities in both the current and prior year periods was primarily due to stock option exercises.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.  As of September 30, 2014, we were in compliance with all required covenants.

At September 30, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.4 million of outstanding letters of credit and availability of $149.1 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense of $0.4 million for the three months ended September 30, 2014 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility.  Cash and cash equivalents were $8.5 million as of September 30, 2014 and $13.3 million at September 30, 2013.  Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors.  Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures.  We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year.  If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing.  However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2014.

As of September 30, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

There were no changes to our critical accounting policies during the first quarter of fiscal 2015.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the first quarter of fiscal 2015 were 4.7% of sales compared to 6.4% of sales for the same period last year.  The reduced rate of markdowns is primarily due to improved quality of inventory and reduced levels of clearance inventory.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2014 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2015 of $1.3 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the first quarter of fiscal 2015 that affected the Company.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our current expectations, plans, strategies and goals and our current beliefs concerning future business conditions, our future results of operations, our future financial position, and our current business outlook or state other “forward-looking” information.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risks as disclosed in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2014.

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in this quarterly report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

The Company has been defending against a class action lawsuit filed in California Superior Court, Los Angeles County, on December 5, 2008—Julia Randell, et. al., v. Tuesday Morning, Inc., No. BC403298 (Cal. Super. Ct.)—in which the original complaint alleged violations of California’s meal and rest period laws. The two named plaintiffs, who were former employees of the Company, subsequently amended the complaint three times. Narrowing their class allegations, the plaintiffs moved on March 14, 2012 to certify a class on the issue of whether the Company’s alleged practice of providing “on-duty” meal periods to Senior Sales Associates violates the California Labor Code. The Court granted that motion on June 20, 2012, certifying a class comprised of current and former Senior Sales Associates who worked for the Company in California, and who were required to take meal breaks “on duty” at any point from April 1, 2005 to the present. The Company filed motions to decertify the class and for summary judgment on January 4, 2013, which the Court denied on March 29, 2013. On March 20, 2014, the parties executed a settlement agreement and release which, subject to Court approval, resolved the matter on a class basis. On April 16, 2014, the Court granted preliminary approval of the settlement and authorized the parties to provide notice of the settlement and its terms to class members. On October 9, 2014, the Court granted final approval of the settlement.  The terms of the settlement did not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.                                                Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended September 30, 2014 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31	—	$—	—	$3,482,030
August 1 through August 31	—	$—	—	$3,482,030
September 1 through September 30	—	$—	—	$3,482,030
Total	—	$—	—	$3,482,030

(1)             On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time.  The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the three months ended September 30, 2014, no shares were repurchased under the Repurchase Program.

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

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014) †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 30, 2014	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014) †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*  The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†  Management contract or compensatory plan or arrangement