Form 10-Q
period 2014-12-31
TUESDAY MORNING CORP/DE
filed 2015-01-29
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2015
Common Stock, par value $0.01 per share	43,844,140

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2014 (unaudited) and June 30, 2014

(In thousands, except per share data)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,842	$49,686
Inventories	208,455	207,663
Prepaid expenses	6,281	5,822
Deferred income taxes	42	42
Other current assets	937	1,094
Total Current Assets	270,557	264,307
Property and equipment, net	63,633	65,939
Deferred financing costs	1,118	1,416
Other assets	737	724
Total Assets	$336,045	$332,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,114	$86,284
Accrued liabilities	41,947	39,618
Income taxes payable	443	1
Total Current Liabilities	109,504	125,903
Deferred rent	2,100	2,721
Income tax payable — non current	419	410
Deferred income tax	42	42
Total Liabilities	112,065	129,076

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 45,577,612 shares issued and 43,818,636 shares outstanding at December 31, 2014 and 45,417,397 shares issued and 43,663,091 shares outstanding at June 30, 2014	456	454
Additional paid-in capital	223,689	220,352
Retained earnings/(deficit)	6,451	(10,978)
Less: 1,758,976 common shares in treasury, at cost, at December 31, 2014 and 1,754,306 common shares in treasury, at cost, at June 30, 2014	(6,616)	(6,518)
Total Stockholders’ Equity	223,980	203,310
Total Liabilities and Stockholders’ Equity	$336,045	$332,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	$301,401	$285,771	$503,609	$469,449
Cost of sales	192,355	186,433	322,629	306,684
Gross profit	109,046	99,338	180,980	162,765
Selling, general and administrative expenses	84,824	81,053	162,512	156,947
Operating income	24,222	18,285	18,468	5,818
Other income/(expense):
Interest expense, net	(362)	(383)	(723)	(754)
Other income, net	56	3	18	83
Other expense, net	(306)	(380)	(705)	(671)
Income before income taxes	23,916	17,905	17,763	5,147
Income tax provision (benefit)	258	231	334	(518)
Net income	$23,658	$17,674	$17,429	$5,665

Earnings Per Share
Net income per common share:
Basic	$0.54	$0.41	$0.40	$0.13
Diluted	$0.54	$0.41	$0.40	$0.13
Weighted average number of common shares:
Basic	43,416	42,904	43,370	42,761
Diluted	43,777	43,221	43,691	43,139

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended December 31,
	2014	2013
Net cash flows from operating activities:
Net income	$17,429	$5,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,113	5,866
Amortization of financing fees	298	297
Deferred income taxes	—	1
Loss on disposal of assets	408	208
Share-based compensation	2,600	1,017
Change in operating assets and liabilities:
Inventories	(705)	8,338
Prepaid and other current assets	(315)	2,080
Accounts payable	(19,170)	568
Accrued liabilities	2,329	5,714
Deferred rent	(621)	(118)
Income taxes payable	451	(153)
Net cash provided by operating activities	8,817	29,483

Net cash flows from investing activities:
Proceeds from sale of assets	—	26
Capital expenditures	(4,215)	(8,690)
Net cash used in investing activities	(4,215)	(8,664)

Net cash flows from financing activities:
Repayments under revolving credit facility	(1,500)	(25,100)
Proceeds under revolving credit facility	1,500	25,100
Change in cash overdraft	—	1,987
Purchase of treasury stock	(98)	(86)
Proceeds from the exercise of employee stock options	652	1,697
Net cash provided by financing activities	554	3,598
Net increase in cash and cash equivalents	5,156	24,417
Cash and cash equivalents, beginning of period	49,686	28,896
Cash and cash equivalents, end of period	$54,842	$53,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  The balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  The results of operations for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

The Company no longer presents a Consolidated Statement of Comprehensive Income as there are no other comprehensive income items in either the current or prior fiscal periods.

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

Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income in any period.

2.      Share-based incentive plans — Stock Option Awards.  We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, or the 2008 Plan, but equity awards granted under the 1997 Plan, the 2004 Plan and the 2008 Plan are still outstanding.

On September 16, 2014, our Board of Directors adopted the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”), and the 2014 Plan was approved by our stockholders at the 2014 annual meeting of stockholders on November 12, 2014. The 2014 Plan became effective on September 16, 2014, and the maximum number of shares reserved for issuance under the 2014 Plan is 3,600,000 shares plus any awards under the 2008 Plan (i) that were outstanding on September 16, 2014 and, on or after September 16, 2014, are forfeited, expire or are canceled, and (ii) any shares subject to such awards that, on or after September 16, 2014, are used to satisfy the exercise price or tax withholding obligations with respect to such awards. Our Board of Directors also approved the termination of the 2008 Plan, effective upon the date of stockholder approval of the 2014 Plan, and no new awards will be made under the 2008 Plan. The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock.

Stock options were awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan.  Stock options were awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan and the 2014 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2004 Plan and the 2008 Plan may have certain performance requirements in addition to service terms.  If the performance conditions are not satisfied, the options are forfeited.  The exercise prices of stock options outstanding on December 31, 2014, range between $1.24 per share and $35.23 per share.  At December 31, 2014, all shares available under the 1997 Plan and the 2004 Plan had been granted.  The 1997 Plan, the 2004 Plan, and the 2008 Plan terminated pursuant to their terms as of December 29, 2007, May 17, 2014, and September 16, 2014, respectively.  There were 5.4 million shares available for grant under the 2014 Plan at December 31, 2014.

Restricted Stock Awards.  The 1997 Plan, the 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  Shares are valued at the fair market value of our common stock at the date of award.  Shares may be subject to certain performance requirements.  If the performance requirements are not met, the restricted shares are forfeited.  At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007.  Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of December 31, 2014, there were 353,138 shares of restricted stock outstanding with award vesting periods of one to four years and a weighted average fair value of $14.16 per share.

Performance Shares and Performance Units.   As of December 31, 2014 there were 170,000 performance shares outstanding under the 2008 Plan.

Share-based Compensation Costs.  Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Amortization of share-based compensation during the period	$1,333	$690	$2,687	$994
Amounts capitalized in ending inventory	(365)	(190)	(748)	(308)
Amounts recognized and charged to cost of sales	420	222	661	331

Amounts charged against income for the period before tax	$1,388	$722	$2,600	$1,017

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

4.      Income per common share - The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$23,658	$17,674	$17,429	$5,665
Less: Income to participating securities	(200)	(99)	(147)	(34)
Net income attributable to common shares	$23,458	$17,575	$17,282	$5,631
Weighted average number of common shares outstanding basic	43,416	42,904	43,370	42,761
Effect of dilutive stock equivalents	361	317	321	378
Weighted average number of common shares outstanding dilutive	43,777	43,221	43,691	43,139
Net income per common share basic	$0.54	$0.41	$0.40	$0.13
Net income per common share diluted	$0.54	$0.41	$0.40	$0.13

For the quarters ended December 31, 2014 and December 31, 2013, options representing rights to purchase 86,517 weighted average shares and 876,521 weighted average shares, respectively, were not included in the diluted income per share calculation because the assumed exercise of such options would have been anti-dilutive.  For the six months ended December 31, 2014 and December 31, 2013, options representing rights to purchase 223,016 weighted average shares and 705,165 weighted average shares, respectively, were not included in the diluted income per share calculation because the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.  As of December 31, 2014, we were in compliance with all required covenants.

At December 31, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.4 million of outstanding letters of credit and availability of $98.5 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility.  Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense for the second quarter of both the current fiscal year and prior fiscal year of $0.4 million is due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.  Interest expense for the six months ended December 31, 2014 was $0.7 million, due to $0.4 million of commitment fees and $0.3 million of amortized financing fees.  Interest expense for the six months ended December 31, 2013 was $0.8 million, due to $0.4 million of commitment fees and $0.4 million of amortized financing fees.

6.      Depreciation — Accumulated depreciation of owned equipment and property at December 31, 2014 and June 30, 2014 was $118.6 million and $114.7 million, respectively.

7.             Income taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, Tuesday Morning Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2009.  The Internal Revenue Service has concluded an examination of the Company for all taxable years ended on or before June 30, 2010.  The effective tax rates for the quarters ended December 31, 2014 and December 31, 2013 were 1.1% and 1.3%, respectively.  The effective tax rates for the six months ended

December 31, 2014 and December 31, 2013 were 1.9% and (10.1%), respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets as the Company was in a three year cumulative loss position as of June 30, 2013 and June 30, 2014.  A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the valuation allowance.  The Internal Revenue Service issued final regulations T.D. 9636 - Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property in September 2013 which are applicable to tax years beginning on or after January 1, 2014.  The Company is currently reviewing the regulations which provide guidance on the application of sections 162(a) and 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property and anticipates an immaterial impact to our tax return and financial statements.

8.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less.  Cash equivalents are carried at cost, which approximates fair value.  At December 31, 2014 and at June 30, 2014, credit card receivables from third party consumer credit card providers were $3.0 million and $3.8 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

9.      Recent accounting pronouncements — There were no accounting pronouncements issued during the second quarter of fiscal 2015 that affected the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Business Overview

•                  We are a leading retailer of off-price, upscale decorative home accessories, housewares, seasonal goods and famous-maker gifts that we generally sell below retail prices charged by department stores and specialty and on-line retailers in the United States.  We operated 792 stores in 41 states as of December 31, 2014.  Our strong everyday value proposition is also supported with periodic circulars that create a sense of urgency and excitement for our customer base.

•                  We recently completed execution of a business turnaround strategy to improve our store operations, merchandise offerings, sales productivity and overall profitability.  The business turnaround phase was the initial part of our overall business transformation strategy.  A number of specific costs related to our business turnaround have been incurred as we executed this strategy.  To provide enhanced information regarding our business performance, we have shown the effects of these specific costs on the prior year in the Results of Operations section.

•                  Net sales for the second quarter of fiscal 2015 were $301.4 million, an increase of $15.6 million, or 5.5%, from $285.8 million for the same period last year.  Comparable store sales for the quarter ended December 31, 2014 increased by 7.6%, compared to the same period last year, which was due to a 7.7% increase in customer transactions, slightly offset by a 0.1% decrease in average ticket.  Net sales for the first six months of fiscal 2015 were $503.6 million, an increase of $34.2 million, or 7.3%, from $469.4 million for the same period last year.  Comparable store sales for the six months ended December 31, 2014 increased by 9.1%, compared to the same period last year, which was due to an 8.9% increase in customer transactions along with a 0.2% increase in average ticket.

•                  Cost of sales, as a percentage of net sales, for the second quarter of fiscal 2015 was 63.8%, compared to 65.2% for the same period last year.  Cost of sales, as a percentage of net sales, for the first six months of fiscal 2015 was 64.1%, compared to 65.3% for the same period last year.

•                  For the second quarter of fiscal 2015, selling, general and administrative expenses increased $3.7 million to $84.8 million, from $81.1 million for the same quarter last year.  For the first six months of fiscal 2015, selling, general and administrative expenses increased $5.6 million to $162.5 million, from $156.9 million for the same quarter last year.

•                  We generated net income of $23.7 million and net income per share of $0.54 for the quarter ended December 31, 2014, compared to net income of $17.7 million and net income per share of $0.41 for the same period last year.  We generated net income of $17.4 million and net income per share of $0.40 for the six months ended December 31, 2014, compared to net income of $5.7 million and net income per share of $0.13 for the same period last year.

•                  Inventory levels at December 31, 2014 increased $0.8 million to $208.5 million from $207.7 million at June 30, 2014.  Compared to the same date last year, inventories increased $4.9 million from $203.6 million at December 31, 2013.

•                  Cash and cash equivalents at December 31, 2014 increased $5.1 million to $54.8 million from $49.7 million at June 30, 2014.  Compared to the same date last year, cash and cash equivalents increased $1.5 million from $53.3 million at December 31, 2013.

Results of Operations

The following tables set forth certain financial information from our consolidated statements of operations for the second quarter and six months ended December 31, 2014 and the corresponding period in 2013.  Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.  There can be no assurance that the trends in sales or operating results will continue in the future.  In addition to our reported results, we have also provided below a summary of the reconciliation to the adjusted (non-GAAP) financial information for the second quarter and six months ended December 31, 2014 and the corresponding periods in 2013.

Summary and Reconciliation of GAAP to Non-GAAP Financial Measures

(in thousands, except for per share data, percentages and ratios)

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	$301,401	—	$301,401	$285,771	—	$285,771
Percent increase from prior year	5.5%	—	5.5%	0.2%	—	0.2%
Comparable store sales increase (1)	7.6%	—	7.6%	3.1%	—	3.1%
Gross profit	$109,046	—	$109,046	$99,338	$1,810	$101,148
Selling, general and administrative expenses (2)	$84,824	—	$84,824	$81,053	$(244)	$80,809
Operating income (3)	$24,222	—	$24,222	$18,285	$2,054	$20,339
Interest expense, net	$(362)	—	$(362)	$(383)	—	$(383)
Other income, net	$56	—	$56	$3	$—	$3
Income tax provision	$258	—	$258	$231	$391	$622
Net income (3)	$23,658	—	$23,658	$17,674	$1,663	$19,337
Diluted income per share (3)	$0.54	—	$0.54	$0.41	$0.04	$0.45
Ratios as a percent of net sales:
Gross profit	36.2%	—	36.2%	34.8%	0.6%	35.4%
Selling, general and administrative expenses	28.1%	—	28.1%	28.4%	(0.1)%	28.3%
Operating income	8.0%	—	8.0%	6.4%	0.7%	7.1%

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

(in thousands, except for per share data, percentages and ratios)

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)	GAAP	Non-GAAP Adjustments	Adjusted (Non-GAAP)
Net sales	$503,609	—	$503,609	$469,449	—	$469,449
Percent increase from prior year	7.3%	—	7.3%	2.5%	—	2.5%
Comparable store sales increase (1)	9.1%	—	9.1%	5.4%	—	5.4%
Gross profit	$180,980	—	$180,980	$162,765	$1,810	$164,575
Selling, general and administrative expenses (2)	$162,512	—	$162,512	$156,947	$(2,637)	$154,310
Operating income (3)	$18,468	—	$18,468	$5,818	$4,447	$10,265
Interest expense, net	$(723)	—	$(723)	$(754)	—	$(754)
Other income, net	$18	—	$18	$83	$—	$83
Income tax provision/(benefit)	$334	—	$334	$(518)	$733	$215
Net income (3)	$17,429	—	$17,429	$5,665	$3,714	$9,379
Diluted income per share (3)	$0.40	—	$0.40	$0.13	$0.09	$0.22
Ratios as a percent of net sales:
Gross profit	35.9%	—	35.9%	34.7%	0.4%	35.1%
Selling, general and administrative expenses	32.3%	—	32.3%	33.4%	(0.6)%	32.9%
Operating income	3.7%	—	3.7%	1.2%	0.9%	2.2%

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

Non-GAAP Financial Measures

We report our financial information in accordance with United States generally accepted accounting principles (GAAP).  However, we present certain financial measures identified as non-GAAP under the rules of the SEC to assess our results.  We believe that the non-GAAP financial measures provide useful information to the Company’s management, investors, and other interested parties because they allow them to understand and compare our core operating results during the second quarter and six months ended December 31, 2014 to the corresponding prior year periods in a more consistent manner.  We believe this also facilitates the comparison of our results to the results of our peer companies.  The non-GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

The following non-GAAP financial measures are adjusted to exclude the impact of the following business turnaround related charges and adjustments in the prior-year periods: our inventory write-down, management and board transition charges (including compensation and severance, consulting, legal, search and recruiting costs related to the transition), costs associated with exiting the e-Commerce business and changes in our deferred tax asset valuation allowance.  The amount of the turnaround related inventory write-down excluded from cost of sales (and the calculation of gross profit on a non-GAAP basis) and the adjustments to selling, general and administrative expenses are included in the first table below.

Adjusted Operating Income:  The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

(in thousands, except for percentages and ratios)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Operating income (GAAP)	$24,222	$18,285	$18,468	$5,818
As a percent of net sales	8.0%	6.4%	3.7%	1.2%
Non-GAAP adjustments:
Adjustment reducing cost of sales:
Inventory write-down	$—	$1,810	$—	$1,810
Adjustments reducing selling, general and administrative expenses:
Compensation	—	—	—	1,554
Legal, consulting, and recruiting	—	244	—	1,083
Adjusted operating income (non-GAAP)	$24,222	$20,339	$18,468	$10,265
As a percent of net sales	8.0%	7.1%	3.7%	2.2%

Adjusted Net Income from Continuing Operations:  The following table reconciles net income from continuing operations, the most directly comparable GAAP financial measure, to adjusted net income from continuing operations, a non-GAAP financial measure:

(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income from continuing operations (GAAP)	$23,658	$17,674	$17,429	$5,665
Non-GAAP adjustments:
Inventory write-down, net of tax of $—, ($336), $—, and ($380)(1)(2)	—	2,146	—	2,190
Compensation, net of tax of $—, $—, $—, and ($326)(2)	—	—	—	1,880
Legal, consulting, and recruiting, net of tax of $—, ($45), $—, and ($210) (1)(2)	—	289	—	1,208
Disposal of systems, net of tax of $—, $—, $—, and ($18)(2)	—	—	—	103
Deferred tax asset valuation allowance	—	(772)	—	(1,667)
Adjusted net income from continuing operations (non-GAAP)	$23,658	$19,337	$17,429	$9,379

(1)         The effective tax rate utilized in this non-GAAP adjusted net income reconciliation is 1.1% for the three months ended December 31, 2014 and (18.5%) for the three months ended December 31, 2013.  These rates are inclusive of a deferred tax asset valuation allowance of $14.2 million as of December 31, 2014 and of $18.1 million as of December 31, 2013.

(2)         The effective tax rate utilized in this non-GAAP adjusted net income reconciliation is 1.9% for the six months ended December 31, 2014 and (21.0%) for the six months ended December 31, 2013.  These rates are inclusive of a deferred tax asset valuation allowance of $14.2 million as of December 31, 2014 and of $18.1 million as of December 31, 2013.

Adjusted Diluted Income per share from Continuing Operations:  The following table reconciles diluted income per share from continuing operations, the most directly comparable GAAP financial measure, to adjusted diluted income per share from continuing operations, a non-GAAP financial measure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Diluted income per share from continuing operations (GAAP)	$0.54	$0.41	$0.40	$0.13
Non-GAAP adjustments:
Inventory write-down, net of tax (1)(2)	—	0.05	—	0.06
Compensation, net of tax(2)	—	—	—	0.04
Legal, consulting, and recruiting, net of tax(1) (2)	—	0.01	—	0.03
Disposal of systems, net of tax (2)	—	—	—	—
Deferred tax asset valuation allowance	—	(0.02)	—	(0.04)
Adjusted diluted income per share from continuing operations (non-GAAP)	$0.54	$0.45	$0.40	$0.22

(1)         The effective tax rate utilized in this non-GAAP adjusted net income reconciliation is 1.1% for the three months ended December 31, 2014 and (18.5%) for the three months ended December 31, 2013.  These rates are inclusive of a deferred tax asset valuation allowance of $14.2 million as of December 31, 2014 and of $18.1 million as of December 31, 2013.

(2)         The effective tax rate utilized in this non-GAAP adjusted net income reconciliation is 1.9% for the six months ended December 31, 2014 and (21.0%) for the six months ended December 31, 2013.  These rates are inclusive of a deferred tax asset valuation allowance of $14.2 million as of December 31, 2014 and of $18.1 million as of December 31, 2013.

Three Months Ended December 31, 2014

Compared to the Three Months Ended December 31, 2013

Net sales for the second quarter of fiscal 2015 were $301.4 million, an increase of $15.6 million, or 5.5%, from $285.8 million for the same period last year.  Comparable store sales for the second quarter of fiscal 2015 increased by 7.6% compared to the second quarter of fiscal 2014.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is still considered the same store for purposes of this computation.  Non-comparable store sales include sales from new stores not included in comparable store sales and sales from stores that have closed.  The increase in comparable store sales for the second quarter of fiscal 2015 was comprised of a 7.7% increase in customer transactions, offset by a 0.1% decrease in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $5.4 million, a 210 basis points negative impact on our sales increase.  The non-comparable store sales decrease is driven by 35 store closures, partially offset by eight store openings, which have occurred since the end of the second quarter of fiscal 2014.

We closed ten existing stores and opened one new store during the second quarter of fiscal 2015.  In addition, we relocated five existing stores during the second quarter of fiscal 2015.  Our store base decreased by nine stores for the second quarter of fiscal 2015, while the store base decreased by one store for the same period in fiscal 2014.

Store Openings/Closings

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Fiscal Year Ended June 30, 2014
Stores open at beginning of period	801	820	828
Stores opened during the period	1	1	9
Stores closed during the period	(10)	(2)	(27)
Stores open at end of period	792	819	810

Gross profit for the second quarter of fiscal 2015 was $109.0 million, an increase of 9.8% compared to $99.3 million in gross profit for the same quarter in fiscal 2014.  Gross profit as a percentage of net sales was 36.2% for the second quarter of fiscal 2015, an improvement compared to 34.8% for the second quarter of fiscal 2014.  Improvement in gross profit was primarily driven by lower markdowns in the current period.  In the prior year period, we recorded $1.8 million of markdowns related to the strategic exit of apparel as part of our business turnaround.

Selling, general and administrative expenses increased $3.7 million for the second quarter of fiscal 2015 to $84.8 million, compared to $81.1 million for the same quarter last year, due to higher stock compensation expense, higher rent expense and higher professional services and consulting fees.  As a percent of net sales, selling, general and administrative expenses decreased to 28.1% for the second quarter of fiscal 2015 from 28.4% for the same quarter of fiscal 2014.

Our operating income was $24.2 million for the second quarter of fiscal 2015 as compared to operating income of $18.3 million for the second quarter of fiscal 2014.

Income tax expense for the second quarter of fiscal 2015 was $0.3 million compared to income tax expense of $0.2 million for the same period last year.  The effective tax rates for the second quarter of fiscal 2015 and fiscal 2014 were 1.1% and 1.3%, respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets as the Company was in a three year cumulative loss position as of June 30, 2013 and June 30, 2014.    The deferred tax asset valuation allowance as of December 31, 2014 and December 31, 2013 was $14.2 million and $18.1 million, respectively.  A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the valuation allowance.

We had net income of $23.7 million, or $0.54 per share, for the second quarter of fiscal 2015 compared to net income of $17.7 million, or $0.41 per share, for the second quarter of fiscal 2014.  Excluding the business turnaround charges in the prior year period, non-GAAP adjusted net income improved from $19.3 million, or $0.45 per share, for the second quarter of fiscal 2014 to $23.7 million, or $0.54 per share, for the second quarter of fiscal 2015.

Six Months Ended December 31, 2014

Compared to the Six Months Ended December 31, 2013

Net sales for the first six months of fiscal 2015 were $503.6 million, an increase of $34.2 million, or 7.3%, from $469.4 million for the same period last year.  Comparable store sales for the first six months of fiscal 2015 increased by 9.1% compared to the same period in fiscal 2014.  The increase in comparable store sales for the first six months of fiscal 2015 was comprised of an 8.9% increase in customer transactions along with a 0.2% increase in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $7.0 million, a 170 basis points negative impact on our sales increase.  The non-comparable store sales decrease is driven by 46 store closures, partially offset by 10 store openings, which have occurred since the beginning of the prior fiscal year.

We closed 19 existing stores and opened one new store during the first six months of fiscal 2015.  In addition, we relocated 15 existing stores during the first six months of fiscal 2015.  Our store base decreased by 18 stores for the first six months of fiscal 2015, while the store base decreased by nine stores for the same period in fiscal 2014.

Store Openings/Closings

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013	Fiscal Year Ended June 30, 2014
Stores open at beginning of period	810	828	828
Stores opened during the period	1	2	9
Stores closed during the period	(19)	(11)	(27)
Stores open at end of period	792	819	810

Gross profit for the first six months of fiscal 2015 was $181.0 million, an increase of 11.2% compared to $162.8 million in gross profit for the same period in fiscal 2014.  Gross profit as a percentage of net sales was 35.9% for the first six months of fiscal 2015, an improvement compared to 34.7% for the same period in fiscal 2014.  Improvement in gross profit was primarily driven by reductions in markdowns and improvements in supply chain efficiency partly offset by slightly lower initial merchandise mark-up.  In the prior year period, we recorded $1.8 million of markdowns related to the strategic exit of apparel as part of our business turnaround.

Selling, general and administrative expenses increased $5.6 million for the first six months of fiscal 2015 to $162.5 million, compared to $156.9 million for the same period last year, due to higher stock compensation expense, higher payroll and employee expense, higher rent expense and higher professional services and consulting fees.  As a percent of net sales, selling, general and administrative expenses decreased to 32.3% for the first six months of fiscal 2015 from 33.4% for the same period in fiscal 2014.  In the first six months of the prior year, we incurred SG&A expenses of $2.6 million related to our business turnaround.

Our operating income was $18.5 million for the first six months of fiscal 2015 as compared to operating income of $5.8 million for the same period in fiscal 2014.

Income tax expense for the first six months of fiscal 2015 was $0.3 million compared to income tax benefit of $0.5 million for the same period last year.  The effective tax rates for the six months ended December 31, 2014 and December 31, 2013 were 1.9% and (10.1%) respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets as the Company was in a three year cumulative loss position as of June 30, 2013 and June 30, 2014.  The deferred tax asset valuation allowance as of December 31, 2014 and December 31, 2013 was $14.2 million and $18.1 million, respectively.  A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the valuation allowance.

We had net income of $17.4 million, or $0.40 per share, for the first six months of fiscal 2015 compared to net income of $5.7 million, or $0.13 per share, for the first six months of fiscal 2014.  Our results were impacted by the effects of the items described above and a reduced effective tax rate due to the establishment of a deferred tax asset valuation allowance beginning in the second quarter of fiscal 2013.  Excluding the business turnaround charges in the prior year period, non-GAAP adjusted net income improved from $9.4 million, or $0.22 per share, for the first six months of fiscal 2014 to $17.4 million, or $0.40 per share, for the first six months of fiscal 2015.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2014 and 2013 was $8.8 million and $29.5 million, respectively.  The $8.8 million of cash provided by operating activities for the six months ended December 31, 2014 was primarily due to net income of $23.5 million before depreciation, increased accrued liabilities of $2.3 million, offset by a decrease in accounts payable of $19.2 million.  There were no significant changes to our vendor payment policy during the six months ended December 31, 2014.  The $29.5 million of cash provided by in operating activities for the six months ended December 31, 2013 was primarily due to net income of $11.5 million before depreciation, a decrease in inventory of $8.3 million, and increased accrued liabilities of $5.7 million.  The primary decrease in cash provided during the six months ended December 31, 2014 as compared to the corresponding prior year  period is due to the decrease in accounts payable and timing of cash disbursements.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2014 and 2013 relates to capital expenditures.  Capital expenditures are primarily associated with store relocations, new store openings, capital improvements to existing stores, or enhancements to our distribution center facility, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $4.2 million and $8.7 million for the six months ended December 31, 2014 and 2013, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.6 million for the six months ended December 31, 2014, compared to net cash provided by financing activities of $3.6 million for the six months ended December 31, 2013.  The cash provided by financing activities in the current period was primarily due to stock option exercises.  The cash provided by financing activities in the corresponding prior year period was primarily due to a favorable change in cash overdraft of $2.0 million and a $1.7 million favorable impact due to stock option exercises and related tax impacts.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”).  Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets.  The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements.  Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million.  Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock.  In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.  As of December 31, 2014, we were in compliance with all required covenants.

At December 31, 2014, we had no amounts outstanding under the Revolving Credit Facility, $6.4 million of outstanding letters of credit and availability of $98.5 million under the Revolving Credit Facility.  Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense of $0.4 million for the three months ended December 31, 2014 was due to commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility.  Cash and cash equivalents were $54.8 million as of December 31, 2014 and $53.3 million at December 31, 2013.  Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by our Board of Directors.  Our borrowings have historically peaked during October as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures.  We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year.  If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing.  However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2014.

As of December 31, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

There were no changes to our critical accounting policies during the second quarter of fiscal 2015.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the second quarter of fiscal 2015 were 3.5% of sales compared to 5.0% of sales for the same period last year.  The reduced rate of markdowns is primarily due to improved quality of inventory and reduced levels of clearance inventory.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at December 31, 2014 would result in a decline in gross profit and earnings per share for the second quarter of fiscal 2015 of $1.0 million and $0.02, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the second quarter of fiscal 2015 that affected the Company.

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

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in this quarterly report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended December 31, 2014 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31	544	$17.89	544	$3,472,298
November 1 through November 30	2,304	$21.46	2,304	$3,422,854
December 1 through December 31	1,822	$21.28	1,822	$3,384,076
Total	4,670	$20.98	4,670	$3,384,076

(1)             On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time.  The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the three months ended December 31, 2014, 4,670 shares were repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $98,000.

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

10.1	Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

10.2

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

10.3

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

10.4

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 29, 2015	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer, Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

10.2

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

10.3

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

10.4

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 14, 2014) †

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