Form 10-K
period 2015-06-30
TUESDAY MORNING CORP/DE
filed 2015-08-20
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0‑19658

Tuesday Morning Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75‑2398532 (I.R.S. Employer Identification No.)
6250 LBJ Freeway Dallas, Texas 75240 (972) 387‑3562 (Address, zip code and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment of this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2014 was approximately $803,881,513 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

As of the close of business on August 18, 2015, there were 44,056,375 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10‑K.

Cautionary Statement Regarding Forward‑Looking Statements

This Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10‑K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward‑looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward‑looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial positions, and our business outlook or state other “forward‑looking” information.

The factors listed below under the heading “Risk Factors” and in other sections of this Form 10‑K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward‑looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to successfully implement our long‑term business strategy;
•	changes in economic and political conditions which may adversely affect consumer spending;
•	our failure to identify and respond to changes in consumer trends and preferences;
•	our ability to continuously attract buying opportunities for off‑price merchandise and anticipate consumer demand;
•	our ability to successfully manage our inventory balances profitably;
•	loss of or disruption in our centralized distribution center;
•	loss or departure of one or more members of our senior management or other key management employees;
•	increased or new competition;
•	our ability to successfully execute our strategy of opening new stores and relocating or expanding existing stores;
•	increases in fuel prices and changes in transportation industry regulations or conditions;
•	our ability to generate strong cash flows from operations and to continue to access credit markets;
•	increases in the cost or a disruption in the flow of our imported products;
•	the success of our marketing, advertising and promotional efforts;
•	our ability to attract, train and retain quality associates in appropriate numbers, including key associates and management;
•	seasonal and quarterly fluctuations;
•	our ability to maintain and protect our information technology systems and technologies;
•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;
•	our ability to comply with existing, changing and new government regulations;
•	our ability to manage litigation risks from our customers, employees and other third parties;
•	our ability to manage risks associated with product liability claims and product recalls;
•	the impact of adverse local conditions, natural disasters and other events; and
•	our ability to manage the negative effects of inventory shrinkage.

The forward‑looking statements made in this Form 10‑K relate only to events as of the date on which the statements are made. Except as may be required by law, we undertake no obligation to update any forward‑looking statements to reflect events or circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events. Investors are cautioned not to place undue reliance on any forward‑looking statements.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10‑K refer to Tuesday Morning Corporation and its subsidiaries.

PART I

Item 1.  Business

Business Overview

We are a leading off‑price retailer specializing in selling deeply discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts. The Company is nationally known for providing a fresh selection of brand name, high-quality merchandise – never seconds or irregulars – at prices generally below those of department and specialty stores, catalogues and online retailers. We opened our first store in 1974 and operated 769 stores in 41 states as of June 30, 2015. Our strong everyday value proposition is also supported with periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

We specialize in first quality, upscale home furnishings, housewares and gifts.  We carry an ever changing assortment of products in a wide array of categories such as home décor, furniture, bed and bath, kitchen, toys, crafts, pets and seasonal goods.  In categories where brands are important, we carry first quality, high end brand name merchandise such as Peacock Alley, Sferra, Lenox, Waterford and Hartmann.  In addition to branded goods, we also carry unique high quality home furnishings items made around the world.  We buy our inventory opportunistically which allows us to offer great value to our customers.

The Tuesday Morning store environment is a treasure hunt of ever changing product, with new merchandise arriving weekly.  We buy our inventory broad and shallow which gives us the flexibility to take advantage of deals in the market.  The deals that we find in the market come from a variety of sources, including direct from manufacturer, closeout sellers and sometimes other retailers.

Our key strengths are:

-	Ever changing assortment of high quality home furnishings at great values
-	Strong supplier partnerships that allows us to access deals in the market
-	Broad and shallow buying model that allows us the flexibility to react to deals and trends
-	Strong loyal customer base that has been shopping Tuesday Morning for many years
-	Predominantly female customer base that has above average discretionary spend
-	Our experienced management team
-	Our financial strength

We believe that our customers are attracted to our stores primarily because of our limited quantities of first quality, brand name merchandise which we offer at attractive prices. Our stores operate in both primary and secondary locations of major suburban markets, such as strip malls, near our middle and upper‑income customers. We are generally able to obtain favorable lease terms because of our flexibility regarding site selection and our “no frills” format, allowing us to use a wide variety of space configurations. We operate our business as a single operating segment.

Business Strategy

During the latter part of the 2012 calendar year, we began a transformation in our Company in order to regain our position as a leader in off‑price retail. Since that time, we have executed on a number of critical steps under our business turnaround strategy. These steps included changes in senior management and board composition, exiting certain categories, cleaning up and reorganizing stores, structurally reducing the level of clearance merchandise, modifying company policies, and eliminating assets that were no longer needed. During the initial stages of our business turnaround strategy, we took specific steps to improve our inventory management process, sourcing of inventory and our customer’s in store experience. Further stages of our business turnaround strategy have focused on store operations, merchandise offerings, sales productivity and profitability. In fiscal year 2014, we substantially completed work on the final phase of our turnaround strategy which included the sell‑off of exited categories, expansion of replacement categories, a further reduction of our clearance merchandise, and enhancements to our store layouts. As a result of these programs, the Company incurred additional costs and expenses. As we move forward into our rebuilding phase, our focus will be continued improvement of merchandise assortment, supply chain efficiency, store demographics and additional infrastructure improvements. We believe that we can build on our strong brand name and solid history to provide an improved value proposition to our customers.

Competition & Seasonality

We believe the principal factors by which we compete are brand names, price and breadth of product offerings. Our prices are generally below department stores and specialty and on‑line retailer prices and we offer a broad assortment of high‑end, first quality, brand name merchandise. We currently compete against a diverse group of retailers, including department and discount stores, specialty, e‑commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and housewares products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2014, 2013, and 2012 accounted for approximately 33%, 33%, and 34% of our annual net sales for the 2015, 2014 and 2013 fiscal years, respectively.

Working Capital Items

Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December. The increase in working capital needs during this time is typically financed with cash flow provided by operations and short‑term borrowings. Additional details are provided in the Liquidity and Capital Resources section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Inventory is the largest asset on our balance sheet. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands while keeping the inventory fresh and turning the inventory appropriately to optimize profitability.

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2015, our top ten vendors accounted for approximately 12% of total purchases, with no single vendor accounting for more than 2% of total purchases.

Low Cost Operations

Our Company operates with a low cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a “no frills” format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

While we offer a “no frills” format in our stores, we have made progress in reorganizing and cleaning our stores to enhance our appearance. We have upgraded our cash registers to facilitate a quicker and easier customer experience at checkout. We offer a flexible return policy and we accept all major payment methods including cash, checks and all major credit cards. We continue to work on initiatives we believe will enhance our customer’s shopping experience.

Distribution

We operate a 1.4 million square foot distribution center in Dallas, Texas which services all of our stores throughout the United States. We shipped approximately 105 million units to our stores during fiscal year 2015. In fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our new, additional distribution center in Phoenix, Arizona.

Pricing

Our pricing policy is to sell merchandise generally below retail prices charged by department stores and specialty and on‑line retailers. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying two‑tiered pricing are affixed to the product. A typical price tag displays a “Compare At” price, and “Our Price”. Our buyers determine and verify retail “Compare At” prices by reviewing prices published in advertisements, catalogues, on‑line and manufacturers’ suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our information systems provide daily sales and inventory information, which enables us to evaluate our prices and inventory levels and to adjust prices on unsold merchandise in a timely manner and on a periodic basis as dictated by sales volumes and incoming purchases, thereby managing our inventory levels and competitive pricing.

Employees

As of June 30, 2015, we employed 1,632 persons on a full‑time basis and 7,188 persons on a part‑time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

Trademarks and Tradenames

The tradename “Tuesday Morning” is material to our business. We have registered the name “Tuesday Morning” as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including but not limited to “Tuesday Morning Perks®”. Solely for convenience, trademarks and trade names referred to in this Form 10‑K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

Corporate Information

Tuesday Morning Corporation is a Delaware corporation incorporated in 1991. Our principal executive offices are located at 6250 LBJ Freeway, Dallas, Texas 75240, and our telephone number is (972) 387‑3562.

We maintain a website at www.tuesdaymorning.com. Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and any amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) are available free of charge on our internet website under the Investor Relations section as soon as reasonably practicable after we electronically file such reports and amendments with, or furnish them to, the SEC.

The reports we file or furnish to the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1‑800‑SEC‑0330. In addition, the SEC maintains a website, www.sec.gov, which contains the reports, proxy and information statements and other information which we file with, or furnish to, the SEC.

Stores and Store Operations

Store Locations.  As of June 30, 2015, we operated 769 stores in the following 41 states:

State	# of Stores	State	# of Stores
Alabama	23	Nebraska	4
Arizona	22	Nevada	7
Arkansas	13	New Hampshire	1
California	70	New Jersey	8
Colorado	21	New Mexico	7
Delaware	2	New York	12
Florida	64	North Carolina	31
Georgia	34	North Dakota	1
Idaho	5	Ohio	25
Illinois	25	Oklahoma	12
Indiana	14	Oregon	13
Iowa	5	Pennsylvania	20
Kansas	10	South Carolina	22
Kentucky	13	South Dakota	1
Louisiana	20	Tennessee	22
Maryland	19	Texas	107
Massachusetts	3	Utah	6
Michigan	9	Virginia	37
Minnesota	9	Washington	12
Mississippi	14	Wisconsin	8
Missouri	18

Site Selection.  We continually evaluate our current store base for potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we intend to pursue attractive relocation opportunities in our existing store base, close certain stores by allowing leases to expire for underperforming stores or where alternative locations in similar trade areas are not available at acceptable lease rates, and, when appropriate, open new stores. For both new stores and relocations, we negotiate for upgraded sites. We believe that this strategy will better position us for long‑term profitable growth. We expect to upgrade both the appearance and operation of our new and relocated stores compared to our existing stores and do not anticipate difficulty in locating additional store locations in areas with our target customer demographics.

Store Leases.  Except for one store adjacent to our existing distribution center in Dallas, Texas, we lease our store locations under operating leases that typically include renewal options. Some of our leases also provide for contingent rent based upon store sales exceeding stipulated amounts.

Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty 24 to 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease. These kick clauses provide us with flexibility in opening new stores and relocating existing stores by allowing us to quickly and cost‑effectively vacate a site that does not meet our sales expectations. As a result, we generally do not operate locations with continued store‑level operating losses.

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 5,000 to 31,800 square feet, averaging on a per store basis approximately 10,900 square feet as of June 30, 2015. We have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

Store Operations.  Our stores are generally open seven days a week, excluding certain holidays. We continue to maintain the frequency of shipments of merchandise which results in improved efficiency of receiving and restocking activities at our stores. We attempt to align our part‑time associates’ labor hours with anticipated workload and with current customer sales. We conduct annual physical counts of our merchandise staggered throughout the year, except for during the holiday selling season of November and December, primarily when stores are closed.

Store Management.  Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full‑time employees. Our store managers are supported by district and regional level support. Store managers are responsible for centrally directed store disciplines and routines. The store manager is assisted primarily by part‑time employees who generally serve as assistant managers, cashiers, and help with merchandise stocking efforts. Members of our management visit selected stores periodically to review inventory levels and presentation, personnel performance, expense controls, security and adherence to our policies and procedures. In addition, district and regional field managers periodically meet with senior management to review store policies and discuss purchasing, merchandising, advertising and other operational issues.

Item 1A.  Risk Factors

Our business is subject to significant risks, including the risks and uncertainties described below. These risks and uncertainties and the other information in this Form 10‑K, including our consolidated financial statements and the notes to those statements, should be carefully considered. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way.

Risks Related to Our Business

We may not be successful in the implementation of our long‑term business rebuilding strategy, which could adversely affect our business and our results of operations.

Our success depends, to a significant degree, on our ability to successfully implement our long‑term business strategy. Our ability to successfully implement our business strategies depends upon a significant number of factors, including but not limited to:

•	our ability to successfully execute our long‑term business strategy;
•	our ability to access an adequate supply of top‑quality merchandise from suppliers at a competitive price;
•	our ability to achieve profitable sales and to make adjustments as market conditions change;
•	customer acceptance of our marketing and merchandise strategies;
•	our ability to respond to competitive pressures in our industry;

•	the extent to which our management team can properly respond to the dynamics and demands of our market;
•	our ability to achieve positive cash flow, particularly during our peak inventory build‑ups in advance of the holiday selling season; and
•	our employees’ ability to adapt to our new strategic initiatives and organizational structure.

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

We must continuously attract buying opportunities for off‑price merchandise and anticipate consumer demand as off‑price merchandise becomes available, and our failure to do so could adversely affect our performance.

By its nature, specific off‑price merchandise items are available from manufacturers or vendors generally on a non‑recurring basis. As a result, we do not have long‑term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which may be for large quantities. Due to economic uncertainties, some of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying off‑price merchandise on terms acceptable to us. We further cannot assure that manufacturers or vendors will continue to make off‑price merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. An inability to acquire suitable off‑price merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations, cash flows and financial condition.

Our results of operations will be negatively affected if we are not successful in managing our inventory profitably.

Inventory is the largest asset on our balance sheet and represented approximately 63%, 62% and 66% of our total assets at June 30, 2015, 2014 and 2013, respectively. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. In the second quarter of fiscal 2013, we made a strategic decision to accelerate the sell-off of certain inventory by the end of the 2013 calendar year. In connection with this decision, we recorded a pre‑tax $41.8 million inventory write‑down in cost of sales during the second quarter of fiscal 2013, and we recorded a pre‑tax $43.7 million inventory write‑down in cost of sales during the full fiscal 2013 year. As part of our business turnaround strategic decision to exit certain categories of merchandise, we recorded a pre‑tax $5.3 million charge in cost of sales during fiscal 2014 and there can be no assurances that we will not record additional inventory charges in the future.

The loss of, or disruption in the operations of, our centralized distribution center would have a material adverse effect on our business and operations.

With few exceptions, all inventory is shipped directly from suppliers to our centralized distribution center in the Dallas, Texas metropolitan area, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. In fiscal 2015, we executed a lease related to our new, additional distribution center in Phoenix, Arizona. We may not anticipate all of the changing demands which our expanding operations will impose on our receiving and distribution system. We may also experience delays in opening our new distribution center or integrating the center with our existing distribution operations. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event a distribution center is shut down for any reason.

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

The retail home furnishings and housewares industry is intensely competitive. As an off‑price retailer of home furnishings and housewares, we currently compete against a diverse group of retailers, including department stores and discount stores, specialty, on‑line, and catalog retailers and mass merchants, which sell, among other products, home furnishing, houseware and related products similar and often identical to those we sell. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Many of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

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

We cannot assure that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional, national and international retailers. We also face competition from alternative retail distribution channels such as catalogues and, increasingly, e‑commerce websites. Changes in the merchandising, pricing and promotional activities of those competitors, and in the retail industry, in general, may adversely affect our performance.

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

The success of our store development strategy will be dependent upon numerous factors, many of which are beyond our control, including the following:

•	the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets;
•	the competition for suitable store sites;
•	our ability to negotiate favorable lease terms with landlords;
•	our ability to obtain governmental and other third‑party consents, permits and licenses needed to operate our stores;
•	the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;
•	the availability of adequate management and financial resources to properly manage a large volume of stores;
•	our ability to adapt our distribution and other operational and management systems to a changing network of stores; and
•	our ability to attract customers and generate sales sufficient to operate new, relocated or expanded stores profitably.

While we opened stores in existing markets during fiscal 2015, 2014, and 2013, we also opened stores in new markets during that time period. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Increases in fuel prices and changes in transportation industry regulations or conditions may increase our freight costs and thus our cost of sales, which could have a material adverse effect on our business and operations.

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. In addition, the U.S. government requires drivers of over‑the‑road trucks to take certain rest periods which reduce the available amount of time they can drive during a 24‑hour period. Changes in trucking industry conditions, such as truck driver shortages and highway congestion, could increase freight costs. High fuel prices or surcharges, as well as stringent driver regulations and changes in transportation industry conditions, may increase freight costs and thereby increase our cost of sales.

If we are not able to generate strong cash flows from our operations or to continue to access credit markets, we will not be able to support capital expansion, operations and debt repayment.

Our business is dependent upon our operations generating strong cash flows to support capital expansion requirements and general operating activities. In addition, we have a credit agreement providing for a revolving credit facility in the amount of up to $180.0 million. The revolving credit facility contains certain restrictive covenants, and if borrowing availability falls below certain thresholds, a financial covenant. If we are unable to comply with the revolving credit facility, we may not be able to obtain an alternate source of funding on satisfactory terms, if at all. Our inability to continue to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance.

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

The products we buy abroad are sometimes priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. In the past, we have entered into foreign currency exchange contracts with major financial institutions to hedge these fluctuations. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result. You should read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for more information about our foreign currency exchange rate exposure and hedging activities.

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

If we do not attract, train and retain quality associates in appropriate numbers, including key associates and management, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers, as well as, experienced buying and management personnel. Many of our associates are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates whether in response to market demands or new minimum wage legislation. Changes that adversely impact our ability to attract and retain quality associates and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2014, 2013, and 2012, accounted for approximately 33%, 33%, and 34%, respectively, of our annual net sales for such years. For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

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

Our quarterly results of operations may also fluctuate significantly based on additional factors, such as:

•	the timing of new store openings;
•	the amount of net sales contributed by new and existing stores;
•	the success of our store expansion and relocation program;
•	the timing of certain holidays and advertised events;
•	changes in our merchandise mix;
•	general economic, industry and weather conditions that affect consumer spending; and
•	actions of competitors, including promotional activity.

These factors could also have a material adverse effect on our annual results of operations and on the market price of our common stock.

If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage to our reputation with customers, and incur substantial costs and liability.

The operation of business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point‑of‑sale systems in our stores, data centers that process transactions, and various software applications used in our operations. Our systems are subject to damage or interruption from weather events, power outages, telecommunications or computer failures, computer viruses, security breaches, employee errors and similar occurrences. A failure of our systems to operate effectively as a result of damage to, interruption, or failure of any of these systems could result in data loss, a failure to meet our reporting obligations, or material misstatements in our consolidated financial statements, or cause losses due to disruption of our business operations and loss of customer confidence. These adverse situations could also lead to loss of sales or profits or cause us to incur additional repair, replacement and development costs.

If we fail to protect the security of information about our business and our customers, suppliers, business partners and employees, we could damage our reputation and our business, incur substantial additional costs and become subject to litigation and government investigations and enforcement actions.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our computer networks and information systems.  The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure and that of our service providers may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Any such attack or breach could compromise our security and remain undetected for a period of time, and confidential information could be misappropriated, resulting in a loss of customers’, suppliers’, business partners’ or employees’ personal information, negative publicity, harm to our business and reputation, and potentially causing us to incur costs to reimburse third parties for damages and potentially subjecting us to government investigations and enforcement actions. In addition, the regulatory environment surrounding data and information security and privacy is increasingly demanding, as new and revised requirements are frequently imposed across our business. For example, during 2015, we will be required to comply with new chip card standards. Compliance with more demanding privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, and implementing new initiatives could result in system disruptions. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

We are subject to various government regulations, changes in the existing laws and regulations and new laws and regulations which may adversely affect our operations and financial performance.

The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and building and zoning requirements. Difficulties or failures in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, health insurance mandates, working and safety conditions, and immigration status requirements. Additionally, potential changes in federal labor laws, including “card check” regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Additionally, we are subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to private litigation and government investigations and enforcement actions, as well as materially damage our reputation with our customers. While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, penalties or fines and may be required to cease operations until we achieve compliance which could have a material adverse effect on our consolidated financial results and operations.

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

We purchase merchandise from third parties and offer this merchandise to customers for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third‑party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

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
•

a requirement that stockholder meetings may only be called by our President, Chief Executive Officer, the Chairman of the Board or at the written request of a majority of the directors then in office and not our stockholders;

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

From June 30, 2014 to June 30, 2015, the trading prices of our common stock ranged from a low of $11.20 per share to a high of $22.88 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10‑K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as well.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Stores.  We lease all of our stores from unaffiliated third parties, except one company‑owned store located adjacent to our existing distribution facility in Dallas, Texas. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At June 30, 2015, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of a store lease is approximately five years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty 24 to 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

Distribution Facilities and Corporate Headquarters.  We own approximately 1.4 million square feet of distribution facilities and a 105,000 square foot building which houses our corporate office in Dallas, Texas. In fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our new, additional distribution center in Phoenix, Arizona.

We lease from unaffiliated third parties five parcels of land of approximately 681,000 square feet, three of which are for trailer storage, one of which is for parking access, and one of which is for a 30,000 square foot building. The leases for trailer storage expire in February 2019 and December 2023 and the lease for the building expires in February 2016. We are continuing to evaluate the reorganization of our distribution network and facilities to accommodate our distribution requirements for our existing store base as well as for future growth.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TUES.” The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2015
First quarter	$19.90	$16.01
Second quarter	$22.82	$17.47
Third quarter	$22.88	$14.90
Fourth quarter	$17.58	$11.20
Fiscal Year Ended June 30, 2014
First quarter	$15.74	$10.31
Second quarter	$16.44	$11.53
Third quarter	$16.60	$11.82
Fourth quarter	$19.25	$12.84

As of August 18, 2015, there were approximately 230 holders of record of our common stock.

Dividend Policy

During the fiscal years ended June 30, 2015 and 2014, we did not declare or pay any cash dividends on our common stock. On February 1, 2008, our Board of Directors voted to terminate our then existing annual cash dividend. We do not presently have plans to pay dividends on our common stock. The Board of Directors considers a full range of alternatives with regard to the use of any excess cash flow. Our revolving credit facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Revolving Credit Facility.”

Repurchases of Common Equity

On August 22, 2011, the Company’s Board of Directors adopted a share repurchase program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. During the twelve month period ended June 30, 2015, 6,846 shares were repurchased under the Repurchase Program at an average cost of $20.82 per share and for a total cost (excluding commissions) of approximately $143,000. All of such shares were purchased by the Company in connection with the vesting of equity awards under the Company’s equity incentive plans.

Repurchases of equity securities during the three months ended June 30, 2015 are listed in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30	—	$—	—	$3,339,468
May 1 through May 31	—	$—	—	$3,339,468
June 1 through June 30	—	$—	—	$3,339,468
Total	—	$—	—	$3,339,468

(1)	As of June 30, 2015, 1.8 million shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.7 million.

Stock Price Performance

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2015, 2014, 2013, 2012 and 2011, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre‑established industry index. The chart assumes that $100 was invested on June 30, 2010, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tuesday Morning, the S&P 500 Index

and the S&P 500 Retailing Index

*	$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

Copyright© 2014 S&P, a division of The McGraw‑Hill Companies Inc. All rights reserved.

These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

The performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed to be “soliciting material” under Regulation 14A or 14C under the Securities Exchange Act of 1934 or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate such information by reference into such a filing.

Item 6.  Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for the fiscal years ended June 30, 2015, 2014, 2013, 2012, and 2011.

The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share, per square foot, and square foot per store amounts)
Statement of Operations Data:
Net sales	$906,365	$864,844	$838,314	$812,782	$821,150
Cost of sales	579,746	562,692	578,876	503,918	507,834
Gross profit	326,619	302,152	259,438	308,864	313,316
Selling, general and administrative expenses	314,263	310,205	315,933	301,427	295,273
Operating income/(loss)	12,356	(8,053)	(56,495)	7,437	18,043
Net interest and other expense	(1,940)	(2,082)	(6,913)	(2,030)	(2,496)
Income/(loss) before income taxes	10,416	(10,135)	(63,408)	5,407	15,547
Income tax provision/(benefit)	31	41	(7,032)	1,494	5,968
Net income/(loss)	$10,385	$(10,176)	$(56,376)	$3,913	$9,579
Earnings per share:
Basic	$0.24	$(0.24)	$(1.33)	$0.09	$0.22
Diluted	$0.24	$(0.24)	$(1.33)	$0.09	$0.22
Weighted average shares outstanding:
Basic	43,480	42,943	42,248	41,986	42,493
Diluted	43,770	42,943	42,248	42,536	43,078
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	810	828	852	861	852
Opened during period	5	9	10	24	44
Closed during period	(46)	(27)	(34)	(33)	(35)
Open at end of period	769	810	828	852	861
Comparable store sales increase/(decrease)(1)	7.2%	6.1%	3.9%	(3.1)%	(1.2)%
Average sales per store(2)	$1,148	$1,058	$1,000	$950	$972
Inventory turnover(3)	2.6	2.6	2.2	1.9	1.9
Total square footage	8,341	8,593	8,641	8,652	8,445
Net Sales per square foot	$107	$100	$97	$95	$101
Average square feet per store	11,000	10,700	10,500	10,200	9,800

	As of June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital	$150,387	$138,404	$142,025	$188,939	$188,020
Inventories	209,984	207,663	211,981	265,630	264,361
Total assets	335,905	332,386	321,880	397,167	379,156
Total debt, including current portion	—	—	—	—	—
Total stockholders’ equity	220,289	203,310	207,457	260,191	260,134

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
(3)

Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of the previous year‑end and quarter‑end inventory levels throughout the year. Inventory turnover for fiscal 2014 and 2013 is unadjusted for the inventory charges recorded during those fiscal years as part of our business turnaround strategy.

Non‑GAAP Financial Measures

We report our financial information in accordance with United States generally accepted accounting principles (GAAP). However, we present certain financial measures identified as non‑GAAP under the rules of the SEC to assess our results. We believe that the non‑GAAP financial measures presented below provide useful information to the Company’s management, investors, and other interested parties because they allow them to understand and compare our core operating results during the 2015 fiscal year to the prior year periods in a more consistent manner. We believe this also facilitates the comparison of our results to the results of our peer companies. The non‑GAAP financial measures presented in the tables below should not be viewed as an alternative or substitute for our reported GAAP results, but in addition to our GAAP results.

The following non‑GAAP financial measures are adjusted to exclude the impact of the following business turnaround related charges and adjustments: our inventory write‑down and merchandise category exits, management and board transition charges (including severance costs and consulting, legal, search and recruiting costs related to the transition), e‑commerce discontinuation charges, store reorganization costs, and a vacation policy change. We believe it is useful for investors to understand the impact of these items on our financial results and therefore are presenting the following non‑GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share (EPS).

Adjusted Operating Income/(Loss).  The following table reconciles Operating income/(loss), the most directly comparable GAAP financial measure, to Adjusted operating income/(loss), a non‑GAAP financial measure:

($ in thousands)	2015	2014	2013	2012	2011
Operating income/(loss) (GAAP)	$12,356	$(8,053)	$(56,495)	$7,437	$18,043
As a percent of net sales	1.4%	−0.9%	−6.7%	0.9%	2.2%
Non-GAAP adjustments:
Inventory write-downs and merchandise category exit	—	5,265	43,748	—	—
Store reorganization and cleanup	—	983	2,082	—	—
Compensation	—	2,630	4,523	2,671	—
Vacation policy change	—	(1,843)	—	—	—
Legal, consulting, recruitment, and e-commerce obligations	—	2,785	6,674	—	—
Adjusted operating income (non-GAAP)	$12,356	$1,767	$532	$10,108	$18,043
As a percent of net sales	1.4%	0.2%	0.1%	1.2%	2.2%

Adjusted Net Income/(Loss) and Adjusted Diluted Income/(Loss) Per Common Share (“Diluted EPS”) from Continuing Operations. The following table reconciles Income/(loss) and Diluted EPS from continuing operations, the most directly comparable GAAP financial measure, to Adjusted Income/(loss) and Adjusted diluted EPS from continuing operations, non‑GAAP financial measures:

($ in thousands, except per share data)	2015	2014	2013	2012	2011
Income/(loss) from continuing operations (GAAP)	$10,385	$(10,176)	$(56,376)	$3,913	$9,579
Diluted EPS from continuing operations (GAAP)	$0.24	$(0.24)	$(1.33)	$0.09	$0.22
Non-GAAP adjustments:
Inventory write-downs and merchandise category exit	—	5,265	43,748	—	—
Store reorganization, cleanup	—	983	2,082	—	—
Compensation	—	2,630	4,521	2,671	—
Vacation policy change	—	(1,843)	—	—	—
Legal, consulting, recruitment, and e-commerce obligations	—	2,785	6,676	—	—
Disposal of systems	—	689	5,580	—	—
Tax effect of non-GAAP adjustments(1)	—	—	(7,072)	(1,371)	—
Adjusted income/(loss) from continuing operations (non-GAAP)	$10,385	$333	$(841)	$5,213	$9,579
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.24	$0.01	$(0.02)	$0.12	$0.22

(1)

The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company’s valuation allowance. The effective tax rate in this non‑GAAP adjusted net income/(loss) reconciliation is 0% for the twelve months ended June 30, 2014, 11.3% for the twelve months ended June 30, 2013, and 35.5% for the twelve months ended June 30, 2012. This rate is inclusive of a deferred tax asset valuation allowance of $20.2 million as of June 30, 2014 and $16.2 million as of June 30, 2013.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

Overview

•

During fiscal 2013, we began a transformation of our Company in order to re‑establish our position as a leader in the off‑price retail space. Throughout fiscal 2014 and into fiscal 2015, we continued executing our business turnaround strategy. In connection with our business turnaround strategy, we have executed a number of critical programs, including changes in senior management and board composition, exiting certain categories of merchandise, cleaning up and reorganizing stores, structurally reducing the level of clearance merchandise, modifying company policies, and eliminating assets no longer needed. As a result of these programs, we have incurred additional costs and expenses.

•

We sell off‑price, deeply discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts generally below retail prices charged by department and specialty stores, catalogues and on‑line retailers. Our strong everyday value proposition is also supported with periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

•

We operate 769 stores in 41 states. Our store base decreased by 41 stores in fiscal 2015, decreased by 18 stores in fiscal 2014, and decreased by 24 stores in fiscal 2013. We relocated 30 stores in fiscal 2015, 13 stores in fiscal 2014, and 38 stores in fiscal 2013.

•

For fiscal 2015, net sales were $906.4 million, an increase of 4.8% compared to fiscal 2014, primarily due to an increase in sales from comparable stores (stores open at least one year) of 7.2%. The increase in comparable store sales was comprised of an increase in customer transactions of 7.0%, along with a 0.2% increase in average ticket. Sales at the 43 stores relocated since the beginning of the prior fiscal year increased approximately 49% for fiscal 2015 as compared to the same period last year and contributed 140 basis points to the comparable store sales increase of 7.2%. Since the second quarter of fiscal 2013, the Company has exited a number of non‑core categories such as women’s apparel and footwear. Comparable sales for our ongoing core categories increased 12.1% for the twelve months ended June 30, 2015 compared to the same period last year.

•

The Company’s operating income for fiscal 2015 was $12.4 million compared to an operating loss of $8.1 million for the twelve months ended June 30, 2014. Our net income for fiscal 2015 was $10.4 million, or net income per share of $0.24, compared to a net loss of $10.2 million, or a net loss per share of $0.24, for the twelve months ended June 30, 2014.

•

Excluding business turnaround related charges, the Company’s operating income for fiscal 2015 was $12.4 million compared to non-GAAP adjusted operating income of $1.8 million for the twelve months ended June 30, 2014. Net income for the fiscal 2015 period was $10.4 million, or $0.24 per share, compared to non-GAAP adjusted net income of $0.3 million, or $0.01 per share, for the twelve months ended June 30, 2014.

•

Subsequent to the end of fiscal 2015, on August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020, and which replaced our existing revolving credit facility.  See "—Liquidity and Capital Resources—New Revolving Credit Facility” below.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.0	65.1	69.1
Gross margin	36.0	34.9	30.9
Selling, general and administrative expenses	34.7	35.9	37.6
Operating income/(loss)	1.3	(1.0)	(6.7)
Net interest and other expense	(0.2)	(0.2)	(0.8)
Income tax provision/(benefit)	0.0	(0.0)	(0.7)
Net income/(loss)	1.1	(1.2)	(6.8)
Number of stores open at end of period	769	810	828

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

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Net sales increased $41.6 million, or 4.8%, to $906.4 million in fiscal 2015 from $864.8 million in fiscal 2014, primarily due to an increase in sales from comparable stores (stores open at least one year) of 7.2%. The increase in comparable store sales was comprised of an increase in customer transactions of 7.0%, along with an increase in average ticket of 0.2%.

Gross profit for fiscal 2015 was $326.6 million, an increase of 8.1% compared to $302.2 million in gross profit for fiscal 2014. As a percentage of net sales, gross margin increased to 36.0% in fiscal 2015 compared with 34.9% in the same period last year. This increase in gross margin rate of 110 basis points was primarily driven by reduced markdowns in the current year, partially offset by slightly lower initial mark-up. Gross margin in the prior year was impacted by a $5.3 million markdown charge as a result of the strategic decision to accelerate the sell-off of merchandise categories.

Selling, general and administrative expenses increased $4.1 million, or 1.3%, to $314.3 million in fiscal 2015 from $310.2 million in the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 34.7% in fiscal 2015 from 35.9% in fiscal 2014 due to strong expense management in fiscal 2015, particularly in store labor, combined with higher expenses incurred as part of our strategic company turnaround in the prior year. These expenses, primarily legal, consulting, recruiting, store reorganization and cleanup, and employee severance totaled $4.6 million in the prior year.

Net interest and other expense decreased $0.2 million to $1.9 million in fiscal 2015 compared to $2.1 million in fiscal 2014. This decrease was primarily attributable to expenses in the prior year relating to the discontinuation of our e‑commerce platform.

Income tax expense for fiscal 2015 was $31,000 compared to income tax expense of $41,000 in fiscal 2014. The effective tax rates for fiscal 2015 and fiscal 2014 were 0.3% and (0.4%), respectively. A full valuation allowance is currently recorded against the Company’s deferred tax assets as the Company was in a three year cumulative loss position as of June 30, 2015 and June 30, 2014. The total valuation allowance for fiscal years 2015, 2014, and 2013 was $16.7 million, $20.2 million, and $16.2 million, respectively. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the valuation allowance.

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

Gross profit for fiscal 2014 was $302.2 million, an increase of 16.5% compared to $259.4 million in gross profit for fiscal 2013. As a percentage of net sales, gross margin increased to 34.9% in fiscal 2014 compared with 30.9% in fiscal 2013. This increase in gross margin rate of 400 basis points was primarily driven by the strategic decision in fiscal 2013 to accelerate the sell-off of certain non‑core categories such as women’s apparel and footwear in preparation for fresh new products and brands as part of our transformation. This decision resulted in an inventory write‑down charge recorded in the second quarter of fiscal 2013 in the amount of $41.8 million along with an additional $1.9 million of accelerated markdowns recorded in the fourth quarter of fiscal 2013. The effect of this charge was a 500 basis point decrease in gross margin rate in fiscal 2013. In fiscal 2014, the Company recorded a $5.3 million markdown charge as a result of the strategic decision to accelerate the sell‑off of merchandise categories. Compared to fiscal 2013, gross margin for fiscal 2014 was also affected by a lower initial mark‑up, partially offset by lower distribution and buying costs.

Selling, general and administrative expenses decreased $5.7 million, or 1.8%, to $310.2 million in fiscal 2014 from $315.9 million in fiscal 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 35.9% in fiscal 2014 from 37.6% in fiscal 2013 due to higher expenses incurred as part of our strategic company turnaround in fiscal 2013. These expenses, primarily legal, consulting, recruiting, store reorganization and cleanup, and employee severance totaled $4.6 million in fiscal 2014 and $13.3 million in fiscal 2013.

Net interest and other expense decreased $4.8 million to $2.1 million in fiscal 2014 compared to $6.9 million in fiscal 2013. This decrease was primarily attributable to the expenses incurred in the prior year relating to disposal of assets related to the replacement of our store point of sale hardware, discontinuing our e‑commerce platform and elimination of our crossdock facilities.

Income tax expense for fiscal 2014 was $41,000 compared to an income tax benefit of $7.0 million in fiscal 2013. As a result, our effective tax rate decreased from 11.1% in fiscal 2013 to (0.4%) in fiscal 2014 in large part, due to recording an additional $3.9 million valuation allowance against our deferred tax assets in fiscal 2014. The total valuation allowance at the end of fiscal year 2014 was $20.2 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal year 2015, cash provided by operating activities was $9.7 million, compared to cash provided by operating activities of $31.2 million in the prior year. The $9.7 million of cash provided by operating activities for fiscal 2015 was due to net income of $10.4 million, plus the non-cash impacts of depreciation of $12.4 million, stock compensation expense of $5.4 million, and loss on disposal of assets of $1.1 million which primarily related to our store closing and relocation program, partially offset by an increase in inventory net of accounts payable of $14.1 million and decreased accrued liabilities of $5.3 million. There were no significant changes to our vendor payment policy during fiscal 2015, 2014, or 2013.

In fiscal year 2014, cash provided by operating activities was $31.2 million, compared to cash used by operating activities of $3.2 million in the prior year. The $31.2 million of cash provided by operating activities for fiscal 2014 was primarily due to the non-cash impacts of depreciation of $12.2 million, stock compensation expense of $3.0 million decreased deferred income taxes of $2.9 million, a loss on disposal of assets of $1.3 million due to the write‑off of assets related to the exit of certain merchandise categories as part of our business transformation strategy, along with decreased inventory net of accounts payable of $17.7 million due to our continued efforts to optimize inventory levels and increase inventory productivity along with the timing of merchandise receipts, and an increase in accrued liabilities of $3.9 million primarily due to increased reserve requirements for our self‑insurance programs and increased liability at year‑end for accrued freight costs. Our fiscal year 2014 loss of $10.2 million includes $10.5 million in expenses associated with the implementation of our strategic business turnaround strategy.

Cash Flows from Investing Activities

Net cash used in investing activities was due to capital expenditures of $15.5 million, $13.4 million and $9.6 million for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. Capital expenditures are primarily associated with new store openings or relocations, capital improvements to existing stores, or enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.

We currently expect to incur capital expenditures in the range of $40 million to $45 million in fiscal year 2016. The anticipated increase in capital spending in fiscal 2016 is primarily related to our new Phoenix distribution center.

Cash Flows from Financing Activities

Net cash provided by financing activities was due to the proceeds from employee common stock transactions and was $0.9 million for fiscal 2015, $3.0 million for fiscal 2014, and $1.7 million for fiscal 2013.

New Revolving Credit Facility

Subsequent to the end of fiscal 2015, on August 18, 2015, we entered into a new credit agreement providing for an asset-based, five year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our existing revolving credit facility. The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the, payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

At August 18, 2015, we had no amounts outstanding under the New Revolving Credit Facility and availability of $111.2 million under the New Revolving Credit Facility. Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility, payable quarterly. Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate.

Prior Revolving Credit Facility

Prior to entering into the New Revolving Credit Facility on August 18, 2015, we were party to a credit agreement providing for an asset based, five year senior secured revolving credit facility in the amount of up to $180.0 million maturing on November 17, 2016. Our indebtedness under this revolving credit facility was secured by a lien on substantially all of our assets. The revolving credit facility contained certain restrictive covenants, which affected, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant required that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. Our prior revolving credit facility limited, in some instances, payment of cash dividends and repurchases of the Company’s common stock. In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we were required to maintain availability of 17.5% of our lenders’ aggregate commitments under the revolving credit facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we were required to satisfy a fixed charge coverage ratio requirement.

At June 30, 2015, we had no amounts outstanding under the prior revolving credit facility, $5.9 million of outstanding letters of credit and availability of $100.2 million under the prior facility. The letters of credit are primarily for self-insurance purposes. We incurred commitment fees of up to 0.375% on the unused portion of the prior facility. Any borrowing under the prior facility incurred interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates increased or reduced as our average daily availability changes. Interest expense of $1.4 million for fiscal 2015 was due to commitment fees of $0.8 million and the amortization of financing fees of $0.6 million. As of June 30, 2015, we were in compliance with all required covenants under the prior facility.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our revolving credit facility. Cash and cash equivalents as of June 30, 2015, 2014, and 2013, were $44.8 million, $49.7 million, and $28.9 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during our second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our New Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

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

Inventory is the largest asset on our balance sheet and represented approximately 63%, 62%, and 66% of total assets at June 30, 2015, 2014, and 2013, respectively. Inventory increased 1.1%, or $2.3 million, from June 30, 2014 to June 30, 2015. Inventory decreased 2.0%, or $4.3 million, from June 30, 2013 to June 30, 2014. On a per store basis, inventory increased 6.5% from June 30, 2014 to June 30, 2015 and increased 0.1% from June 30, 2013 to June 30, 2014.

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

The effect of a 1.0% markdown in the value of our inventory at June 30, 2015 would result in a decline in gross profit and reduce our earnings per share for the fiscal year ended June 30, 2015 of $2.1 million and $0.05, respectively.

Insurance and Self‑Insurance Reserves—We use a combination of insurance and self‑insurance plans to provide for the potential liabilities associated with workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500,000 for workers’ compensation, $250,000 for general liability, and $150,000 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors.

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $7.8 million, $2.9 million, and $0.8 million, respectively, at June 30, 2015 and $7.8 million, $3.1 million, and $1.0 million, respectively, at June 30, 2014.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $3.6 million, $3.2 million and $7.6 million, respectively, for the fiscal year ended June 30, 2015; $5.6 million, $3.8 million and $8.4 million, respectively, for the fiscal year ended June 30, 2014; and $4.0 million, $2.1 million and $8.5 million, respectively, for the fiscal year ended June 30, 2013.

Share‑based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 have a vesting period of three to five years and expire ten years from the date of grant. Options granted after June 30, 2008, typically vest over periods of one to four years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share‑based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black‑Scholes option pricing model. Determining the fair value of share‑based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, the risk free rate, the expected term and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share‑based awards that are expected to be forfeited. Amortization for share‑based compensation expense was $5.4 million for the fiscal year ended June 30, 2015, $3.0 million for the fiscal year ended June 30, 2014 and $2.0 million for the fiscal year ended June 30, 2013.

Income taxes—We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in our consolidated balance sheets and are classified as current or non‑current based on the classification of the related assets or liabilities for financial reporting purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, future reversals of taxable temporary differences, estimates of future income and tax planning strategies. We have elected to utilize the “with and without” method for purposes of determining when excess tax benefits will be realized. We are subject to income tax in many jurisdictions, including the United States, various states and localities. At any point in time, we are not subject to audit by any of the various jurisdictions; however, we record estimated reserves for uncertain tax benefits for potential domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, our tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our reserves for uncertain tax benefits or our deferred tax assets or liabilities, which could impact our effective tax rate.

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of June 30, 2015.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2015 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$270,086	$71,736	$103,076	$47,912	$47,362
Maintenance, insurance and taxes on operating leases	42,404	11,263	16,183	7,522	7,436
Commitment fees Prior on Revolving Credit Facility	820	595	225	—	—
Total	$313,310	$83,594	$119,484	$55,434	$54,798

We do not consider merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order. Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. The operating lease obligations include the lease obligations of our new, additional distribution center in Phoenix, Arizona.

Commitment fees on our revolving credit facility that was in effect on June 30, 2015 are calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the revolving credit facility and letters of credit totaling $5.9 million. These amounts do not take into account the terms of our New Revolving Credit Facility entered into on August 18, 2015 and which replaced the prior revolving credit facility. See "—Liquidity and Capital Resources—New Revolving Credit Facility" above.

We have not included other long-term liabilities related to self-insurance reserves in the contractual obligations table, as they do not represent cash requirements arising from contractual payment obligations. While self-insurance reserves represent an estimate of our future obligation and not a contractual payment obligation, we have disclosed our self-insurance reserves under "Critical Accounting Policies and Estimates - Insurance and Self-Insurance Reserves."

Quarterly Results and Seasonality

The following tables set forth some of our quarterly financial data for the eight quarters ended June 30, 2015. The quarterly information is unaudited, but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10‑K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10‑K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015
Net sales	$202,208	$301,401	$189,726	$213,030
Gross profit(1)	71,934	109,046	72,400	73,237
Operating income/(loss)(1)	(5,755)	24,222	(2,115)	(3,997)
Net income/(loss)(1)	(6,230)	23,658	(2,804)	(4,240)
Basic income/(loss) per share(2)	(0.14)	0.54	(0.06)	(0.10)
Diluted income/(loss) per share(2)	(0.14)	0.54	(0.06)	(0.10)
Comparable store sales increase	11.3%	7.6%	6.5%	3.6%

	Quarters Ended
	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014
Net sales	$183,678	$285,771	$182,765	$212,630
Gross profit(1)	63,427	99,338	68,101	71,287
Operating income/loss(1)	(12,467)	18,285	(7,629)	(6,242)
Net income/(loss)(1)	(12,009)	17,674	(8,428)	(7,414)
Basic income/(loss) per share(2)	(0.28)	0.41	(0.20)	(0.17)
Diluted income/(loss) per share(2)	(0.28)	0.41	(0.20)	(0.17)
Comparable store sales increase	9.1%	3.1%	6.4%	7.4%

(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.
(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2015 and 2014 may not equal the total computed for the year.

Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic and weather‑related conditions. The timing of advertised events could impact the weighting of sales between quarters. We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and operating income being generated in the quarter ending December 31, which includes the holiday selling season.

Inflation

In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2015, 2014, or 2013. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2015, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rates.  We enter into foreign currency forward contracts with a major financial institution, which participates in our Revolving Credit Facility, to manage and reduce the impact of changes in foreign currency exchange rates on contractual merchandise purchases with certain international vendors, primarily in Euros. During the fiscal year ended June 30, 2015, the only transactions were for inventory purchase orders placed with foreign vendors for which the purchase order had to be settled in the vendor’s foreign currency. Gains and losses on forward foreign exchange contracts are reflected in the statement of operations and were immaterial to us as a whole in the fiscal year ended June 30, 2015.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

More information about the accounting policies for our forward foreign currency contracts and our financial instruments is available in Note 1 to the Consolidated Financial Statements.

Interest Rates.  The Company’s revolving credit facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate, plus the applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). In fiscal 2015, the Company incurred $1,600 in interest expense on borrowings. Due to the minimal period of time the Company sustains its outstanding borrowings, it considers its exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2015, the Company did not have any long‑term debt outstanding. More information about debt held by the Company is available in Note 3 to the Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10‑K and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in this Report on Form 10‑K was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that their objectives are met and, as set forth above, our chief executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Tuesday Morning is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) or Rule 15(d)‑15(f) under the Exchange Act. Tuesday Morning’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management (with the participation of our chief executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2015, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. The report follows on the next page.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Tuesday Morning Corporation

We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2015, of Tuesday Morning Corporation and our report dated August 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

August 20, 2015

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The report of Independent Registered Public Accounting Firm on the consolidated financial statements is included in page F‑2 of this Form 10‑K.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2015 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors”, “Corporate Governance”, “Executive Officers”, “Meetings and Committees of the Board of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

We have adopted a “Code of Conduct” that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors, which is available on our website at www.tuesdaymorning.com under “Investor Relations—Corporate Governance.” Any amendment of our Code of Conduct or waiver to our Code of Conduct with respect to our directors and executive officers, will be posted on the Company’s website.

There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2015 Annual Meeting of Stockholders under the captions “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2015 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2015. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column) (thousands)
Equity Compensation Plans Approved by Security Holders	1,838	$13.37	4,958
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	1,838	$13.37	4,958

Item 13.  Certain Relationships and Related Transactions, Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2015 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2015 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10‑K.
(1)	Financial Statements:

The list of financial statements required by this Item is set forth in Item 8.

(2)	Financial Statement Schedules:

All financial statement schedules called for under Regulation S‑X are not required under the related instructions and/or are not material and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Form 10‑K.

(3)	Exhibits:

See the list of exhibits in the “Exhibits Index” to this Form 10‑K, which are incorporated herein by reference. The exhibits include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 20, 2015
	By:	/s/ R. Michael rouleau
R. Michael Rouleau Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ r. michael rouleau	Chief Executive Officer (Principal Executive Officer) and Director	August 20, 2015
R. Michael Rouleau

/s/ kelly j. munsch	Vice President, Controller (Interim Principal Financial Officer and Interim Chief Accounting Officer)	August 20, 2015
Kelly J. Munsch

/s/ steven r. becker	Chairman of the Board	August 20, 2015
Steven R. Becker

/s/ terry burman	Director	August 20, 2015
Terry Burman

/s/ frank m. hamlin	Director	August 20, 2015
Frank M. Hamlin

/s/ william montalto	Director	August 20, 2015
William Montalto

/s/ sherry m. smith	Director	August 20, 2015
Sherry M. Smith

/s/ jimmie l. wade	Director	August 20, 2015
Jimmie L. Wade

/s/ richard s. willis	Director	August 20, 2015
Richard S. Willis

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated August 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

August 20, 2015

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44,788	$49,686
Inventories	209,984	207,663
Prepaid expenses	6,978	5,822
Deferred income taxes	—	—
Other current assets	823	1,094
Total Current Assets	262,573	264,265
Property and equipment, net	70,447	65,939
Deferred financing costs	871	1,416
Other assets	984	724
Deferred income tax—non-current	1,030	878
Total Assets	$335,905	$333,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,242	$86,284
Accrued liabilities	36,914	39,618
Deferred income taxes	1,030	878
Income taxes payable	—	1
Total Current Liabilities	112,186	126,781
Deferred rent	3,072	2,721
Income tax payable—non current	358	410
Deferred income taxes	—	—
Total Liabilities	115,616	129,912
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 45,830,244 shares issued and 44,069,092 shares outstanding at June 30, 2015 and 45,417,397 shares issued and 43,663,091 shares outstanding at June 30, 2014	458	454
Additional paid-in capital	227,085	220,352
Retained deficit	(593)	(10,978)
Less: 1,761,152 common shares in treasury, at cost, at June 30, 2015 and 1,754,306 common shares in treasury, at cost, at June 30, 2014	(6,661)	(6,518)
Total Stockholders’ Equity	220,289	203,310
Total Liabilities and Stockholders’ Equity	$335,905	$333,222

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2015	2014	2013
Net sales	$906,365	$864,844	$838,314
Cost of sales	579,746	562,692	578,876
Gross profit	326,619	302,152	259,438
Selling, general and administrative expenses	314,263	310,205	315,933
Operating income/(loss)	12,356	(8,053)	(56,495)
Other income/(expense):
Interest expense	(1,445)	(1,500)	(1,677)
Other income/(expense), net	(495)	(582)	(5,236)
Income/(loss) before income taxes	10,416	(10,135)	(63,408)
Income tax provision/(benefit)	31	41	(7,032)
Net income/(loss)	$10,385	$(10,176)	$(56,376)
Earnings Per Share
Net income/(loss) per common share:
Basic	$0.24	$(0.24)	$(1.33)
Diluted	$0.24	$(0.24)	$(1.33)
Weighted average number of common shares:
Basic	43,480	42,943	42,248
Diluted	43,770	42,943	42,248

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained (Deficit)	Accumulated Other Comprehensive Income/		Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)(1)		Stock	Equity
Balance at June 30, 2012	41,722	$434	$210,329	$55,574	$(54)		(6,092)	$260,191
Comprehensive loss:
Net loss	—	—	—	(56,376)	—		—	(56,376)
Other comprehensive income	—	—	—	—	54	(1)	—	54
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	139	—	—	—	—		—	—
Shares issued in connection with exercises of employee stock options	942	11	1,797	—	—		—	1,808
Treasury stock	(17)	—	—	—	—		(106)	(106)
Amortization of share-based compensation expense	—	—	1,886	—	—		—	1,886
Balance at June 30, 2013	42,786	$445	$214,012	$(802)	$—		$(6,198)	$207,457
Net loss	—	—	—	(10,176)	—		—	(10,176)
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	234	2	—	—	—		—	2
Shares issued in connection with exercises of employee stock options	666	7	3,292	—	—		—	3,299
Treasury stock	(23)	—	—	—	—		(320)	(320)
Amortization of share-based compensation expense	—	—	3,048	—	—		—	3,048
Balance at June 30, 2014	43,663	$454	$220,352	$(10,978)	$—		$(6,518)	$203,310
Net income	—	—	—	10,385	—		—	10,385
Shares issued or canceled in connection with employee stock incentive plan and related tax effect	252	3	—	—	—		—	3
Shares issued in connection with exercises of employee stock options	161	1	1,099	—	—		—	1,100
Treasury stock	(7)	—	—	—	—		(143)	(143)
Amortization of share-based compensation expense	—	—	5,634	—	—		—	5,634
Balance at June 30, 2015	44,069	$458	$227,085	$(593)	$—		$(6,661)	$220,289
(1)	The Company no longer presents a separate Consolidated Statement of Comprehensive Income, as we have no material other comprehensive items.

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income/(loss)	$10,385	$(10,176)	$(56,376)
Adjustments to reconcile net income/(loss) to net cash provided by/ (used in) operating activities:
Depreciation	12,426	12,188	13,452
Amortization of financing fees	595	595	592
Share-based compensation expense	5,362	2,975	1,988
Loss on disposal of assets	1,109	1,271	6,161
Deferred income taxes	—	2,861	(7,139)
Other non-cash items	—	—	54
Change in operating assets and liabilities:
Inventories	(2,050)	4,391	53,548
Prepaid and other current assets	(885)	2,003	2,438
Other assets	(260)	479	328
Accounts payable	(12,042)	13,326	(25,051)
Accrued liabilities	(5,253)	3,899	4,930
Other liabilities—non-current	—	(2,289)	2,289
Deferred rent	351	(164)	(377)
Income taxes payable	(53)	(161)	(25)
Net cash provided by/(used in) operating activities	9,685	31,198	(3,188)
Cash flows from investing activities:
Capital expenditures	(15,541)	(13,434)	(9,608)
Proceeds from sale of assets	47	45	250
Net cash used in investing activities	(15,494)	(13,389)	(9,358)
Cash flows from financing activities:
Borrowings under revolving credit facility	6,000	25,100	94,655
Repayments under revolving credit facility	(6,000)	(25,100)	(94,655)
Proceeds from the exercise of employee stock options	1,104	3,301	1,808
Purchase of treasury stock	(143)	(320)	(106)
Payment of financing fees	(50)	—	—
Net cash provided by financing activities	911	2,981	1,702
Net increase/(decrease) in cash and cash equivalents	(4,898)	20,790	(10,844)
Cash and cash equivalents, beginning of period	49,686	28,896	39,740
Cash and cash equivalents, end of period	$44,788	$49,686	$28,896
Supplemental cash flow information:
Interest paid	$800	$844	$1,016
Income taxes paid (refunds received)	162	(4,819)	73

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a leading retailer of off‑price, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts that we generally sell below retail prices charged by department and specialty stores, catalogues and on‑line retailers in the United States. We operated 769 discount retail stores in 41 states as of June 30, 2015 (810 and 828 stores at June 30, 2014 and 2013, respectively). We distribute periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

(a)

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.

(b)

Cash and Cash Equivalents—Cash and cash equivalents are comprised of credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2015 and 2014, credit card receivables from third party consumer credit card providers were $3.7 million and $3.8 million, respectively.

(c)

Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of goods sold is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $73.4 million, $70.5 million, and $79.1 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. We have capitalized $26.0 million and $22.9 million of such costs in inventory at June 30, 2015 and 2014, respectively.

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

(d)

Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are depreciated on a straight‑line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings	30 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of lease life or life of improvement
Equipment	5 to 10 years

Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our accounts and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized. For the fiscal year ended June 30, 2015 we disposed of assets with a net book value of approximately $1.1 million, primarily related to our store closing and relocation program, which is presented in other income/(expense) on the Consolidated Statement of Operations. For the fiscal year ended June 30, 2014, we disposed of assets with a net book value of approximately $1.3 million, primarily related to the exit of certain merchandise categories as part of our business transformation strategy.

(e)

Deferred Financing Costs—Deferred financing costs represent fees paid in connection with obtaining bank and other long‑term financing. These fees are amortized over the term of the related financing using the effective interest method.

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

(g)

Self-Insurance Reserves—We use a combination of insurance and self‑insurance plans to provide for the potential liabilities associated with workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500,000 for workers’ compensation, $250,000 for general liability, and $150,000 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors.

The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $7.8 million, $2.9 million, and $0.8 million, respectively, at June 30, 2015; $7.9 million, $3.1 million, and $1.0 million, respectively, at June 30, 2014; and $6.0 million, $2.6 million, and $0.8 million, respectively, at June 30, 2013.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $3.6 million, $3.2 million and $7.6 million, respectively, for the fiscal year ended June 30, 2015; $5.6 million, $3.8 million and $8.4 million, respectively, for the fiscal year ended June 30, 2014; and $4.0 million, $2.1 million and $8.5 million, respectively, for the fiscal year ended June 30, 2013.

(h)

Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax. We maintain a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements.

(i)

Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2015, 2014, and 2013 were $25.6 million, $26.2 million, and $27.5 million, respectively. We do not receive money from vendors to support our advertising expenditures. As of June 30, 2015, there was prepaid advertising of $128,000 compared to prepaid advertising of $113,000 at June 30, 2014.

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

We enter into foreign currency forward exchange contracts with a major financial institution that participates in our revolving credit facility to manage and reduce the impact of fluctuations in foreign currency exchange rates on certain contractual merchandise purchases with international vendors between the order and payment dates, which generally approximate two to six months. We do not utilize derivative financial instruments for trading or speculative purposes.

The effect of foreign exchange contracts on our financial position or results of operations historically, and for the periods presented, is, and has been, immaterial.

(l)	Share‑Based Compensation—We recognized share‑based compensation costs under the requirements of U.S. generally accepted accounting principles as follows (in thousands):

	Fiscal Years Ended June 30,
	2015	2014	2013
Amortization of share-based compensation during the period	$5,634	$3,048	$1,886
Amounts capitalized in inventory	(1,765)	(867)	(497)
Amount recognized and charged to cost of sales	1,493	794	599
Amounts charged against income for the period before tax	$5,362	$2,975	$1,988

The fair value of each stock option granted during the fiscal years ended June 30, 2015, 2014 and 2013 was estimated at the date of grant using a Black‑Scholes option pricing model. The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non‑executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.

The risk‑free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards. The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.

These factors were as follows:

	Fiscal Years Ended June 30,
	2015	2014	2013
Weighted average risk-free interest rate	1.0 - 1.7%	0.5 - 1.6%	0.3 - 0.7%
Expected life of options (years)	3.2 - 5.4	3.1 - 6.2	2.9 - 5.6
Expected stock volatility	45.4 - 56.8%	48.8 - 69.6%	53.7 - 75.3%
Expected dividend yield	0.0%	0.0%	0.0%

(m)

Net Income/(Loss) Per Common Share—Basic net income/(loss) per common share for the fiscal years ended June 30, 2015, 2014, and 2013, was calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for each period. Diluted net income/(loss) per common share for the fiscal years ended June 30, 2015, 2014, and 2013, was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 10.

(n)

Impairment of Long‑Lived Assets and Long‑Lived Assets to Be Disposed Of—Long‑lived assets, principally property and equipment and leasehold improvements, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal appraisals, as applicable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long‑lived assets has not had a material impact on our financial position, results of operations or liquidity for the periods presented.

(o)

Recent Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs . The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 will be effective for the Company in fiscal 2017.  Early adoption is permitted for financial statements that have not been previously issued.  The Company is evaluating the impact of ASU 2015-03 on our consolidated financial statements, and does not expect adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In May 2014, the FASB issued ASU 2014 09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015,  the FASB voted to defer the effective date of this new standard by one year and to permit early adoption beginning as of the original effective date of the new standard.  The provisions of ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is still evaluating the effect of adopting ASU 2014-09, but does not expect adoption will have a material impact on the Company’s consolidated results of operations or financial position.

(2) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following at (in thousands):

	June 30,
	2015	2014
Land	$8,504	$8,504
Buildings	46,644	46,096
Furniture and fixtures	75,975	74,579
Equipment	40,692	31,620
Leasehold improvements	20,753	19,802
	192,568	180,601
Less accumulated depreciation	(122,121)	(114,662)
Net property and equipment	$70,447	$65,939

(3) DEBT

During fiscal 2013, fiscal 2014 and fiscal 2015, we were party to a credit agreement providing for an asset‑based, five‑year senior secured revolving credit facility in the amount of up to $180.0 million which matures on November 17, 2016 (the “Revolving Credit Facility”). Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our financial covenant requires that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. Our Revolving Credit Facility may, in some instances, limit payment of cash dividends and repurchases of the Company’s common stock. In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we must maintain availability of 17.5% of our lenders’ aggregate commitments under the Revolving Credit Facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we must satisfy a fixed charge coverage ratio requirement.

At June 30, 2015, we had no amounts outstanding under the Revolving Credit Facility, $5.9 million of outstanding letters of credit and availability of $100.2 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.375% on the unused portion of the Revolving Credit Facility. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes. Interest expense of $1.4 million for fiscal 2015 was due to commitment fees of $0.8 million and the amortization of financing fees of $0.6 million. Interest expense of $1.5 million for fiscal 2014 was due primarily to commitment fees of $0.8 million and the amortization of financing fees of $0.7 million. Interest expense of $1.7 million for fiscal 2013 was due primarily to commitment fees of $0.8 million, the amortization of financing fees of $0.7 million and $0.2 million in interest expense on borrowings. As of June 30, 2015, we were in compliance with all required covenants.

Subsequent to our fiscal 2015 year-end, we entered into a new credit agreement, providing for an asset-based, five-year senior secured revolving credit facility as discussed in Note 12.

(4) ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30,
	2015	2014
Sales tax	$2,508	$2,740
Self-insurance reserves	11,530	11,860
Wages & benefits	5,928	6,922
Property taxes	1,373	1,506
Freight expense	3,915	6,380
Capital expenditures	2,549	175
Utilities expense	1,640	1,273
Other expenses	7,471	8,762
Total accrued liabilities	$36,914	$39,618

(5) INCOME TAXES

Income tax provision/(benefit) consists of (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2015
Federal	$19	$—	$19
State and local	12	—	12
Total	$31	$—	$31
Fiscal Year Ended June 30, 2014
Federal	$(2,981)	$2,861	$(120)
State and local	161	—	161
Total	$(2,820)	$2,861	$41
Fiscal Year Ended June 30, 2013
Federal	$(135)	$(6,827)	$(6,962)
State and local	242	(312)	(70)
Total	$107	$(7,139)	$(7,032)

The difference between income taxes at the statutory federal income tax rate of 34% in fiscal 2015, 2014 and 2013, and income tax reported in continuing operations in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	June 30,
	2015	2014	2013
Expected federal income tax provision/(benefit)	$3,541	$(3,446)	$(21,559)
State income taxes, net of related federal tax benefit	106	157	12
Increase/(decrease) in federal valuation allowance	(3,369)	3,946	16,222
Federal tax credits	(161)	(575)	(589)
Tax rate changes	—	(154)	(382)
Other, net	(86)	113	(736)
Provision/(benefit) for income taxes	$31	$41	$(7,032)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the fiscal years ended June 30, 2015, 2014 and 2013 were comprised of the following (in thousands):

	June 30,
	2015	2014	2013
Deferred tax assets:
Current:
Other payroll and benefits	$1,139	$1,090	$947
Inventory reserves	195	427	4,764
Self-insurance reserves	4,285	4,428	3,495
Share-based compensation	1,032	765	522
Net operating loss and tax credits	8,986	7,500	2,861
Other current assets	1,535	2,463	3,263
Noncurrent:
Other noncurrent assets	1,138	33	849
Share-based compensation	2,704	2,255	2,248
Net operating loss and tax credits	9,507	12,502	13,358
Deferred rent	74	1,050	1,084
Total gross deferred tax assets	$30,595	$32,513	$33,391
Deferred tax liabilities:
Current:
Inventory costs	$6,526	$5,451	$6,215
Prepaid supplies	2,576	2,064	2,470
Non-current:
Property and equipment	4,804	4,829	5,623
Total gross deferred tax liabilities	13,906	12,344	14,308
Valuation allowance	(16,689)	(20,169)	(16,222)
Net deferred tax asset	$—	$—	$2,861

During fiscal 2013, the Company established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, the Company considered its cumulative losses over three years including the current year. Based on the foregoing, the Company concluded that a valuation allowance was necessary. In fiscal 2015, the deferred tax asset valuation allowance decreased $3.5 million. At the end of fiscal 2015, net deferred tax assets totaled $16.7 million, with an offsetting valuation allowance of $16.7 million.

The Company has federal net operating loss carryforwards of $41.5 million. These losses can only be carried forward and utilized to offset future income, but will expire in fiscal year 2035 if not utilized before then. Additionally, the Company has state net operating loss carryforwards of $49.6 million, which will expire throughout the years 2016 through 2035, if not utilized before then.

Due to the Company’s net operating loss carryforwards, the Company has not recognized deferred tax assets of $4.7 million for excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting. The excess stock compensation benefits will be credited to additional paid-in capital if realized. The Company uses the “with and without” method to determine when excess tax benefits will be realized.

Accounting for Uncertainty in Income Taxes—The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010. The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2012	$398
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(88)
Balance at June 30, 2013	$310
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(90)
Balance at June 30, 2014	$220
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(73)
Balance at June 30, 2015	$147

The balance of taxes, interest, and penalties at June 30, 2015, that if recognized, would affect the effective tax rate is $248,000. The Company classifies and recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2015, 2014 and 2013, we recognized $23,000, $36,000, and $23,000 in interest, respectively. No interest or penalties were paid in the tax years ended June 30, 2015, 2014 and 2013.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2015.

(6) SHARE‑BASED INCENTIVE PLANS

Stock Option Awards. We have established the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan, as amended (the “2008 Plan”), which were established to allow for the granting of certain awards to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, or the 2008 Plan but there are equity awards granted under the 1997 Plan, the 2004 Plan and the 2008 Plan that are still outstanding.

On September 16, 2014, our Board of Directors adopted the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”), and the 2014 Plan was approved by our stockholders at the 2014 annual meeting of stockholders on November 12, 2014. The 2014 Plan became effective on September 16, 2014, and the maximum number of shares reserved for issuance under the 2014 Plan is 3,600,000 shares plus any awards under the 2008 Plan (i) that were outstanding on September 16, 2014, and, on or after September 16, 2014, are forfeited, expired or are cancelled, and (ii) any shares subject to such awards that, on or after September 16, 2014, are used to satisfy the exercise price or tax withholding obligations with respect to such awards. Our Board of Directors also approved the termination of the 2008 Plan, effective upon the date of stockholder approval of the 2014 Plan, and no new awards will be made under the 2008 Plan. The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock.

Stock options were awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan. Stock options were awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan and the 2014 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2004 Plan, the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on June 30, 2015, range between $1.24 per share and $35.23 per share. At December 31, 2014, all shares available under the 1997 Plan and 2004 Plan had been granted. The 1997 Plan, the 2004 Plan and the 2008 Plan terminated as of December 29, 2007, May 17, 2014 and September 16, 2014, respectively. There were 5 million shares available for grant under the 2014 Plan at June 30, 2015.

Following is a summary of transactions relating to the 1997 Plan, 2004 Plan, 2008 Plan and 2014 Plan options for the fiscal years ended June 30, 2015, 2014, and 2013 (share amounts and aggregate intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2012	2,895	$9.25	2.53	$3,484
Granted during year	1,665	6.66
Exercised during the year	(942)	1.92
Forfeited or expired during year	(2,000)	10.62
Options Outstanding at June 30, 2013	1,618	9.17	7.14	$6,177
Granted during year	1,221	13.37
Exercised during the year	(666)	4.96
Forfeited or expired during year	(442)	16.00
Options Outstanding at June 30, 2014	1,731	12.00	8.75	$10,689
Granted during year	375	18.85
Exercised during the year	(161)	6.85
Forfeited or expired during year	(107)	20.47
Options Outstanding at June 30, 2015	1,838	13.37	8.25	$1,384
Exercisable at June 30, 2015	840	$11.58	7.77	$1,085

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2015, 2014, and 2013, was $7.52 per share, $5.48 per share, and $2.90 per share, respectively. The intrinsic value of vested unexercised options at June 30, 2015 is $1.1 million.

There were options to purchase 161,226, 666,001 and 942,710 shares of our common stock, which were exercised during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of stock options exercised was $2.1 million, $6.4 million, and $2.4 million during the fiscal years ended June 30, 2015, 2014, and 2013, respectively. At June 30, 2015, we had $4.0 million of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.45 years.

The following table summarizes information about stock options outstanding at June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.24 - $8.54	299,458	7.36	$6.88	254,460	$7.14
$8.55 - $10.46	40,000	7.79	9.51	20,000	9.51
$12.40 - $12.40	272,000	8.19	12.40	67,000	12.40
$12.68 - $12.68	350,000	8.16	12.68	300,000	12.68
$12.82 - $14.34	493,878	8.39	14.19	169,798	14.23
$14.72 - $18.42	79,152	8.95	15.78	14,139	14.72
$19.36 - $35.23	303,589	8.94	19.96	15,000	30.77
	1,838,077	8.25	$13.37	840,397	$11.58

Restricted Stock Awards—The 1997 Plan, the 2004 Plan, the 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of June 30, 2015, there were 432,181 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average fair value of $16.95 per share.

The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2015, 2014, and 2013 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2012	191	$3.79
Granted during year	325	7.90
Vested during year	(128)	3.81
Forfeited during year	(127)	5.75
Outstanding at June 30, 2013	261	$7.95
Granted during year	301	13.94
Vested during year	(138)	8.32
Forfeited during year	(68)	9.12
Outstanding at June 30, 2014	356	$12.66
Granted during year	302	19.20
Vested during year	(176)	12.95
Forfeited during year	(50)	14.07
Outstanding at June 30, 2015	432	$16.95

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of June 30, 2015, there were 247,480 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2008 Plan and 2014 Plan, which are included in the respective stock option and restricted stock tables above.

(7) OPERATING LEASES

We lease substantially all store locations under operating leases. Our store leases generally are for a five‑year period with two five‑year renewal options and, in very limited circumstances, our store leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 60 months if the store does not achieve sales expectations.

In fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our new, additional distribution center in Phoenix, Arizona. The future minimum rental payments for this lease are included in the table below.

Future minimum rental payments under leases are as follows (in thousands):

Fiscal Years Ending June 30,
2016	$71,736
2017	59,134
2018	43,942
2019	29,020
2020	18,892
Thereafter	47,362
Total minimum rental payments	$270,086

Rent expense for the fiscal years ended June 30, 2015, 2014, and 2013 was $86.6 million, $83.1 million, and $82.7 million, respectively. Rent expense includes rent for store locations and our distribution center. Rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time, eligible employees after six months of service. Under the plan, eligible employees may request us to deduct and contribute from 1% to 20% of their salary to the plan, subject to Internal

Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.1 million, $1.0 million, and $1.1 million for the fiscal years ended June 30, 2015, 2014, and 2013, respectively.

(9) LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation which is incidental to its business.  In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

(10) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2015	2014	2013
Net income/(loss)	$10,385	$(10,176)	$(56,376)
Less: Income to participating securities	92	—	—
Net income/(loss) attributable to common shares	$10,293	$(10,176)	$(56,376)
Weighted average common shares outstanding—basic	43,480	42,943	42,248
Effect of dilutive stock equivalents	290	—	—
Weighted average common shares outstanding—dilutive	43,770	42,943	42,248
Net income/(loss) per common share—basic	$0.24	$(0.24)	$(1.33)
Net income/(loss) per common share—diluted	$0.24	$(0.24)	$(1.33)

Options representing rights to purchase shares of common stock of 0.5 million at June 30, 2015, 0.9 million at June 30, 2014 and 1.0 million at June 30, 2013 were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti‑dilutive.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results is as follows for the years ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Quarters Ended
	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015	June 30, 2015
Net sales	$202,208	$301,401	$189,726	$213,030
Gross profit(1)	71,934	109,046	72,400	73,237
Operating income/(loss)(1)	(5,755)	24,222	(2,115)	(3,997)
Net income/(loss)(1)	(6,230)	23,658	(2,804)	(4,240)
Basic income/(loss) per share(2)	$(0.14)	$0.54	$(0.06)	$(0.10)
Diluted income/(loss) per share(2)	$(0.14)	$0.54	$(0.06)	$(0.10)

	Quarters Ended
	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014
Net sales	$183,678	$285,771	$182,765	$212,630
Gross profit(1)	63,427	99,338	68,101	71,287
Operating income/(loss)(1)	(12,467)	18,285	(7,629)	(6,242)
Net income/(loss)(1)	(12,009)	17,674	(8,428)	(7,414)
Basic income/(loss) per share(2)	$(0.28)	$0.41	$(0.20)	$(0.17)
Diluted income/(loss) per share(2)	$(0.28)	$0.41	$(0.20)	$(0.17)

(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.

(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2015 and 2014 may not equal the total computed for the year.

A significant portion of our net sales and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

(12) SUBSEQUENT EVENT

Subsequent to our fiscal 2015 year-end, on August 18, 2015, we entered into a new credit agreement providing for an asset based, five year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our Revolving Credit Facility. The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

We incur commitment fees of 0.25% per year on the unused portion of the New Revolving Credit Facility, payable quarterly. Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate.

EXHIBIT INDEX

Exhibit No.	Description
3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑4 (File No. 333‑46017) filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S‑1/A (File No. 333‑74365) filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 2, 2005)

3.2

Amended and Restated By‑laws of the Company effective as of September 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on September 19, 2014)

10.1.1

Credit Agreement dated as of August 18, 2015 by and among Tuesday Morning, Inc., each of the subsidiary guarantors, the Company, TMI Holdings, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.1.2

Guarantee and Collateral Agreement, dated as of August 18, 2015, by and among the Company, TMI Holdings, the Borrower and certain subsidiaries of the Borrower and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.2

Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2013)†

10.3

Employment Agreement dated August 19, 2013 by and between the Company and R. Michael Rouleau (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on August 20, 2013)†

10.4.1

Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S‑4 (File No. 333‑46017) filed with the Commission on February 10, 1998)†

10.4.2

Amendment No. 1 to the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S‑1/A (File No. 333‑74365) filed with the Commission on March 29, 1999)†

10.4.3

First Amendment to the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on August 1, 2005)†

10.5.1

Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000‑19658) filed with the Commission on April 19, 2004)†

10.5.2

First Amendment to the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10‑Q as filed with the Commission on August 1, 2005)†

10.5.3

Second Amendment to the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2007)†

10.6

Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 6, 2007)†

Exhibit No.	Description
10.7

Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on December 19, 2007)†

10.8

Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on December 19, 2007)†

10.9

Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on December 19, 2007)†

10.10	Severance Agreement and Release dated as of July 2, 2015 by and between Tuesday Morning, Inc. and Susan Davidson†

10.11

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658)filed with the Commission on October 10, 2008)†

10.12

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 10, 2008)†

10.13

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.14

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.15

Form of Performance Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.16.1

Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 19, 2008)†

10.16.2

First Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 9, 2012)†

10.16.3

Second Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 23, 2012)†

10.17

Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

10.18

Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

10.19

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

10.20

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

Exhibit No.	Description
10.21

Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 000‑19658) as filed with the Commission on August 28, 2013)†

10.22

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.23

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.24

Form of Performance Based Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 19, 2014)†

10.26

Consulting Agreement and Release dated as of September 7, 2013 by and between the Company and Stephanie Bowman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on September 9, 2013)†

10.27

Severance Agreement and Release dated as of July 14, 2014 by and between Tuesday Morning, Inc. and Ross Manning (incorporated by reference to Exhibit 10.31 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 21, 2014)†

10.28	Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

10.29

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

10.30

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

10.31

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on March 9, 2005)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit No.	Description
101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement