Form 10-Q
period 2015-09-30
TUESDAY MORNING CORP/DE
filed 2015-10-29
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2015
Common Stock, par value $0.01 per share	44,325,776

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2015 (unaudited) and June 30, 2015

(In thousands, except share and per share data)

	September 30,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$23,284	$44,788
Inventories	269,563	209,984
Prepaid expenses	8,207	6,978
Other current assets	530	823
Total Current Assets	301,584	262,573
Property and equipment, net	74,140	70,447
Deferred financing costs	1,499	871
Other assets	758	984
Deferred income tax — non-current	1,030	1,030
Total Assets	$379,011	$335,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,512	$74,242
Accrued liabilities	39,231	36,914
Deferred income taxes	1,030	1,030
Total Current Liabilities	160,773	112,186
Deferred rent	3,667	3,072
Income tax payable — non-current	339	358
Total Liabilities	164,779	115,616
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,095,674 shares issued and 44,334,522 shares outstanding at September 30, 2015 and 45,830,244 shares issued and 44,069,092 shares outstanding at June 30, 2015	461	458
Additional paid-in capital	227,165	227,085
Retained deficit	(6,733)	(593)
Less: 1,761,152 common shares in treasury, at cost, at September 30, 2015 and at June 30, 2015	(6,661)	(6,661)
Total Stockholders’ Equity	214,232	220,289
Total Liabilities and Stockholders’ Equity	$379,011	$335,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
Net sales	$202,328	$202,208
Cost of sales	129,654	130,274
Gross profit	72,674	71,934
Selling, general and administrative expenses	78,630	77,689
Operating loss	(5,956)	(5,755)
Other income/(expense):
Interest expense, net	(434)	(364)
Other income/(expense), net	185	(35)
Other expense, net	(249)	(399)
Loss before income taxes	(6,205)	(6,154)
Income tax (benefit)/provision	(65)	76
Net loss	$(6,140)	$(6,230)
Loss Per Share
Net loss per common share:
Basic	$(0.14)	$(0.14)
Diluted	$(0.14)	$(0.14)
Weighted average number of common shares:
Basic	43,638	43,324
Diluted	43,638	43,324
Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2015	2014
Net cash flows from operating activities:
Net loss	$(6,140)	$(6,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,652	3,059
Amortization of financing fees	238	149
(Gain)/loss on disposal of assets	(3)	259
Share-based compensation	63	1,211
Change in operating assets and liabilities:
Inventories	(59,559)	(56,417)
Prepaid and other current assets	(710)	(1,176)
Accounts payable	46,270	22,382
Accrued liabilities	4,640	(2,468)
Deferred rent	595	(464)
Income taxes payable	(19)	196
Net cash used in operating activities	(10,973)	(39,499)
Net cash flows from investing activities:
Proceeds from sale of assets	35	—
Capital expenditures	(9,840)	(1,876)
Net cash used in investing activities	(9,805)	(1,876)
Net cash flows from financing activities:
Payment of financing fees	(726)	—
Proceeds from the exercise of employee stock options	—	226
Net cash (used in)/provided by financing activities	(726)	226
Net decrease in cash and cash equivalents	(21,504)	(41,149)
Cash and cash equivalents, beginning of period	44,788	49,686
Cash and cash equivalents, end of period	$23,284	$8,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016, which we refer to as fiscal 2016.

The Company no longer presents a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

The preparation of unaudited interim consolidated financial statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to:  inventory valuation under the retail method and estimation of reserves and valuation allowances specifically related to insurance, income taxes and litigation.  Actual results could differ from these estimates.  Our fiscal year ends on June 30 and we operate our business as a single operating segment.

2.      Share-based incentive plans — Stock Option Awards.   We have established the Tuesday Morning Corporation 1997 Long-Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, or the 2008 Plan, but equity awards granted under the 1997 Plan, the 2004 Plan and the 2008 Plan are still outstanding.

Stock options were awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan.  Stock options were awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan and the 2014 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  The exercise prices of stock options outstanding on September 30, 2015, range between $1.24 per share and $21.86 per share.  The 1997 Plan and the 2004 Plan terminated pursuant to their terms as of December 29, 2007 and May 17, 2014, respectively, and we terminated the 2008 Plan as of November 12, 2014 in connection with the approval of the 2014 Plan.  There were 4.4 million shares available for grant under the 2014 Plan at September 30, 2015.

Restricted Stock Awards.   The 1997 Plan, the 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  Shares are valued at the fair market value of our common stock at the date of award.  Shares may be subject to certain performance requirements.  If the performance requirements are not met, the restricted shares are forfeited.  At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007.  Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of September 30, 2015, there were 685,622 shares of restricted stock outstanding, both performance-based and other, with award vesting periods of one to four years and a weighted average grant date fair value of $11.78 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.    As of September 30, 2015 there were 87,500 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2008 Plan and the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Amortization of share-based compensation during the period	$83	$1,353
Amounts capitalized in ending inventory	(182)	(383)
Amounts recognized and charged to cost of sales	162	241
Amounts charged against income for the period before tax	$63	$1,211

3.      Commitments and contingencies — From time to time, the Company is involved in litigation which is incidental to its business.  In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

4.      Loss per common share — The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2014
Net loss	$(6,140)	$(6,230)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(6,140)	$(6,230)
Weighted average number of common shares outstanding basic	43,638	43,324
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding dilutive	43,638	43,324
Net loss per common share basic	$(0.14)	$(0.14)
Net loss per common share diluted	$(0.14)	$(0.14)

For the quarters ended September 30, 2015 and September 30, 2014, all options representing rights to purchase shares were excluded from the diluted loss per share calculation as the Company had a net loss for those periods and the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — New Revolving Credit Facility.  On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our previous revolving credit facility.  The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.  As of September 30, 2015, we were in compliance with all of the New Revolving Credit Facility covenants.

At September 30, 2015, we had no amounts outstanding under the New Revolving Credit Facility, $5.9 million of outstanding letters of credit and availability of $153.7 million under the New Revolving Credit Facility.  Letters of credit under the New

Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility.  Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense for the first quarter of both the current fiscal year and prior fiscal year of $0.4 million was comprised of commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Prior Revolving Credit Facility.  Prior to entering into the New Revolving Credit Facility on August 18, 2015, we were party to a credit agreement providing for an asset based, five year senior secured revolving credit facility in the amount of up to $180.0 million maturing on November 17, 2016. We incurred commitment fees of up to 0.375% on the unused portion of the prior facility. Any borrowing under the prior facility incurred interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incurred interest solely at the prime rate plus the applicable margin). These rates increased or reduced as our average daily availability changed.

6.      Depreciation — Accumulated depreciation of owned equipment and property at September 30, 2015 and June 30, 2015 was $123.5 million and $122.1 million, respectively.

7.      Income taxes — Tuesday Morning Corporation or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions.  With a few exceptions, Tuesday Morning Corporation and its subsidiaries are no longer subject to state and local income tax examinations for years on or before June 30, 2010.  The U.S. federal income tax statute of limitations has expired for all taxable years ended on or before June 30, 2011.

The effective tax rate for the quarters ended September 30, 2015 and September 30, 2014 was 1.0% and (1.2%), respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets as the Company was in a three year cumulative loss position as of June 30, 2014 and June 30, 2015.  A deviation from the customary relationship between income tax expense/(benefit) and pretax loss results from the valuation allowance.

8.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less.  Cash equivalents are carried at cost, which approximates fair value.  At September 30, 2015 and June 30, 2015, credit card receivables from third party consumer credit card providers were $4.3 million and $3.7 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

9.       Recent accounting pronouncements — There were no accounting pronouncements issued during the first quarter of fiscal 2016 that materially affected the Company.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle.  ASU 2015-03 will be effective for the Company in fiscal 2017.  Early adoption is permitted for financial statements that have not been previously issued.  In June 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  As the guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, ASU 2015-15 indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company has adopted both ASU 2015-03 and ASU 2015-15 early as of the first quarter of fiscal 2016 and adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Business Overview

•

We are a leading off‑price retailer specializing in selling deeply discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts. We are nationally known for providing a fresh selection of brand name, high-quality merchandise – never seconds or irregulars – at prices generally below those of department and specialty stores, catalogues and online retailers. We opened our first store in 1974 and operated 757 stores in 41 states as of September 30, 2015 and 801 stores in 41 states as of September 30, 2014. Our strong everyday value proposition is also supported with periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

•

Net sales for the first quarter of fiscal 2016 were $202.3 million, an increase of $0.1 million, from $202.2 million for the same period last year.  Comparable store sales for the quarter ended September 30, 2015 increased by 3.6%, compared to the same period last year, which was due to a 5.6% increase in customer transactions, partially offset by a 1.9% decrease in average ticket.

•	Cost of sales, as a percentage of net sales, for the first quarter of fiscal 2016 was 64.1%, compared to 64.4% for the same period last year.
•	For the first quarter of fiscal 2016, selling, general and administrative expenses increased $0.9 million to $78.6 million, from $77.7 million for the same quarter last year.
•

We had a net loss of $6.1 million and a net loss per share of $0.14 for the quarter ended September 30, 2015, compared to a net loss of $6.2 million and a net loss per share of $0.14 for the same period last year.

•

Inventory levels at September 30, 2015 increased $59.6 million to $269.6 million from $210.0 million at June 30, 2015 due to normal seasonal selling patterns.  Compared to the same date last year, inventories increased $5.4 million from $264.2 million at September 30, 2014.  Inventory turnover for the trailing five quarters is 2.5 turns, consistent with the trailing five quarters as of September 30, 2014.

•

Cash and cash equivalents at September 30, 2015 decreased $21.5 million to $23.3 million from $44.8 million at June 30, 2015.  Compared to the same date last year, cash and cash equivalents increased $14.8 million from $8.5 million at September 30, 2014.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.  There can be no assurance that the trends in sales or operating results will continue in the future.

 Three Months Ended September 30, 2015

Compared to the Three Months Ended September 30, 2014

Net sales for the first quarter of fiscal 2016 were $202.3 million, an increase of $0.1 million from $202.2 million for the same period last year.  Comparable store sales for the first quarter of fiscal 2016 increased by 3.6% compared to the first quarter of fiscal 2015.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  The increase in comparable store sales for the first quarter of fiscal 2016 was comprised of a 5.6% increase in customer transactions, partially offset by a 1.9% decrease in average ticket.  Our comparable store sales increase was almost wholly offset by a decrease in our non-comparable store sales, which decreased a total of $6.9 million.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.  The non-comparable store sales decrease is driven by 52 store closures, partially offset by eight store openings, which have occurred since the end of the first quarter of fiscal 2015.

Store Openings/Closings

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Fiscal Year Ended June 30, 2015
Stores open at beginning of period	769	810	810
Stores opened during the period	2	—	6
Stores closed during the period	(14)	(9)	(47)
Stores open at end of period	757	801	769

We ended the first quarter of fiscal 2016 with 757 stores, compared to 801 stores at the end of the first quarter of the prior year.  We relocated 14 existing stores during the first quarter of fiscal 2016 and 10 stores in the first quarter of the prior fiscal year.

Gross profit for the first quarter of fiscal 2016 was $72.7 million, an increase of 1.1% compared to $71.9 million in gross profit for the first quarter of fiscal 2015.  Gross profit as a percentage of net sales was 35.9% for the first quarter of fiscal 2016, an improvement compared to 35.6% for the first quarter of fiscal 2015.  Improvement in gross profit was primarily driven by increased initial mark-up, partially offset by an increase in markdowns in the current period.

Selling, general and administrative expenses increased $0.9 million for the first quarter of fiscal 2016 to $78.6 million, compared to $77.7 million for the first quarter of last year, due to costs related to our new Phoenix distribution center along with higher store rent, occupancy costs, and depreciation, as well as higher legal and professional fees, all partly offset by reduced store labor expense, lower advertising costs and favorable share-based compensation expense.  As a percent of net sales, selling, general and administrative expenses increased to 38.9% for the first quarter of fiscal 2016 from 38.4% for the first quarter of fiscal 2015.

Our operating loss was $6.0 million for the first quarter of fiscal 2016 as compared to an operating loss of $5.8 million for the first quarter of fiscal 2015.

Income tax benefit for the first quarter of fiscal 2016 was $0.1 million compared to income tax expense of $0.1 million for the same period last year.  The effective tax rates for the first quarter of fiscal 2016 and fiscal 2015 were 1.0% and (1.2%), respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets, as the Company was in a three year cumulative loss position as of June 30, 2014 and June 30, 2015.  A deviation from the customary relationship between income tax expense/(benefit) and pretax loss results from the valuation allowance.

We had a net loss of $6.1 million, or $0.14 per share, for the first quarter of fiscal 2016 compared to a net loss of $6.2 million, or $0.14 per share, for the first quarter of fiscal 2015.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended September 30, 2015 and 2014 was $11.0 million and $39.5 million, respectively.  The $11.0 million of cash used in operating activities for the three months ended September 30, 2015 was primarily due to an increase in inventory of $59.6 million, largely offset by an increase in accounts payable of $46.3 million, along with $4.6 million of increased accrued liabilities, and a $2.5 million net loss before depreciation. The $39.5 million of cash used in operating activities for the three months ended September 30, 2014 was primarily due to an increase in inventory of $56.4 million, partially offset by an increase in accounts payable of $22.4 million, along with $2.5 million of decreased accrued liabilities, and a $3.1 million net loss before depreciation.  There were no significant changes to our vendor payment policy during the three months ended September 30, 2015.  The primary reason for the reduction in cash used during the current year period as compared to the prior year period is the lower increase in inventory net of accounts payable in the current year period and the timing of cash disbursements.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2015 and 2014 relates to capital expenditures.  Capital expenditures are primarily associated with store relocations, new store openings, capital improvements to existing stores, enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $9.8 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively.  The increase in capital expenditures in the current year period as compared to the prior year period is primarily driven by $2.9 million of spending on our new Phoenix distribution center and related information technology and $2.6 million of spending on new and relocated stores.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.7 million for the three months ended September 30, 2015, compared to net cash provided by financing activities of $0.2 million for the three months ended September 30, 2014.  The cash used in the current year period for financing activities relates to the payment of financing costs for our new revolving credit facility.  The cash provided by financing activities in the prior year period was due to stock option exercises and related tax impacts.

New Revolving Credit Facility

On August 18, 2015 we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our previous revolving credit facility.  The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.  As of September 30, 2015, we were in compliance with all of the New Revolving Credit Facility covenants.

At September 30, 2015, we had no amounts outstanding under the New Revolving Credit Facility, $5.9 million of outstanding letters of credit and availability of $153.7 million under the New Revolving Credit Facility.  Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility.  Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense for the first quarter of both the current fiscal year and prior fiscal year of $0.4 million was comprised of commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our then-existing revolving credit facility.  Cash and cash equivalents were $23.3 million as of September 30, 2015 and $8.5 million at September 30, 2014.  Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by our Board of Directors.  Our borrowings have historically peaked during the second fiscal quarter as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our New Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures.  We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for the next year.  If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing.  However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2015.

As of September 30, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

There were no changes to our critical accounting policies during the first quarter of fiscal 2016.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the first quarter of fiscal 2016 were 5.0% of sales compared to 4.7% of sales for the same period last year.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at September 30, 2015 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2016 of $1.3 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recent Accounting Pronouncements

There were no material accounting pronouncements issued during the first quarter of fiscal 2016 that affected the Company.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle.  ASU 2015-03 will be effective for the Company in fiscal 2017.  Early adoption is permitted for financial statements that have not been previously issued.  In June 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  As the guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, ASU 2015-15 indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company has adopted both ASU 2015-03 and ASU 2015-15 early as of the first quarter of fiscal 2016 and adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

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

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to successfully implement our long-term business strategy;
•	changes in economic and political conditions which may adversely affect consumer spending;
•	our failure to identify and respond to changes in consumer trends and preferences;
•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;
•	our ability to successfully manage our inventory balances profitably;

•	loss of or disruption in our centralized distribution center;
•	loss or departure of one or more members of our senior management or other key management employees;
•	increased or new competition;
•	our ability to successfully execute our strategy of opening new stores and relocating or expanding existing stores;
•	increases in fuel prices and changes in transportation industry regulations or conditions;
•	our ability to generate strong cash flows from operations and to continue to access credit markets;
•	increases in the cost or a disruption in the flow of our imported products;
•	the success of our marketing, advertising and promotional efforts;
•	our ability to attract, train and retain quality associates in appropriate numbers, including key associates and management;
•	seasonal and quarterly fluctuations;
•	our ability to maintain and protect our information technology systems and technologies;
•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;
•	our ability to comply with existing, changing, and new government regulations;
•	our ability to manage litigation risks from our customers, employees and other third parties;
•	our ability to manage risks associated with product liability claims and product recalls;
•	the impact of adverse local conditions, natural disasters and other events; and
•	our ability to manage the negative effects of inventory shrinkage.

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

There have been no material changes to the Company’s market risks as disclosed in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in this quarterly report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation which is incidental to its business.  In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended September 30, 2015 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31	—	$—	—	$3,339,468
August 1 through August 31	—	$—	—	$3,339,468
September 1 through September 30	—	$—	—	$3,339,468
Total	—	$—	—	$3,339,468

(1)

On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time.  The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the three months ended September 30, 2015, no shares were repurchased under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Credit Agreement dated as of August 18, 2015 by and among Tuesday Morning, Inc., each of the subsidiary guarantors, the Company, TMI Holdings, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.2

Guarantee and Collateral Agreement, dated as of August 18, 2015, by and among the Company, TMI Holdings, the Borrower and certain subsidiaries of the Borrower and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.3

Severance Agreement and Release dated as of July 2, 2015 by and between Tuesday Morning, Inc. and Susan Davidson  (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-19658) for the fiscal year ended June 30, 2015 as filed with the Commission on August 20, 2015) †

10.4	Consulting Agreement dated August 20, 2015 by and between Tuesday Morning, Inc. and William Montalto †

10.5

Consulting Agreement dated September 28, 2015 by and between R. Michael Rouleau and Tuesday Morning, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 29, 2015)  †

10.6	Form of Non-Qualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan †

10.7	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 29, 2015	By:	/s/ Kelly J. Munsch
Kelly J. Munsch Vice President, Controller (Interim Principal Financial Officer and Interim Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Credit Agreement dated as of August 18, 2015 by and among Tuesday Morning, Inc., each of the subsidiary guarantors, the Company, TMI Holdings, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.2

Guarantee and Collateral Agreement, dated as of August 18, 2015, by and among the Company, TMI Holdings, the Borrower and certain subsidiaries of the Borrower and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.3

Severance Agreement and Release dated as of July 2, 2015 by and between Tuesday Morning, Inc. and Susan Davidson  (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 000-19658) for the fiscal year ended June 30, 2015 as filed with the Commission on August 20, 2015) †

10.4	Consulting Agreement dated August 20, 2015 by and between Tuesday Morning, Inc. and William Montalto †

10.5

Consulting Agreement dated September 28, 2015 by and between R. Michael Rouleau and Tuesday Morning, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658)as filed with the Commission on September 29, 2015)  †

10.6	Form of Non-Qualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan †

10.7	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan †

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*

The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Management contract or compensatory plan or arrangement