Form 10-Q
period 2015-12-31
TUESDAY MORNING CORP/DE
filed 2016-01-29
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2016
Common Stock, par value $0.01 per share	44,350,673

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2015 (unaudited) and June 30, 2015

(In thousands, except share and per share data)

	December 31,	June 30,
	2015	2015
		As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$35,339	$44,788
Inventories	232,803	209,984
Prepaid expenses	7,248	6,978
Other current assets	157	823
Total Current Assets	275,547	262,573
Property and equipment, net	82,755	70,447
Deferred financing costs	1,446	871
Other assets	948	984
Total Assets	$360,696	$334,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,579	$74,242
Accrued liabilities	44,653	35,751
Income taxes payable	911	—
Total Current Liabilities	119,143	109,993
Deferred rent	4,506	3,072
Asset retirement obligation	2,634	1,163
Income tax payable — non-current	342	358
Total Liabilities	126,625	114,586
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,147,518 shares issued and 44,382,562 shares outstanding at December 31, 2015 and 45,830,244 shares issued and 44,069,092 shares outstanding at June 30, 2015	461	458
Additional paid-in capital	228,083	227,085
Retained earnings/(deficit)	12,211	(593)
Less: 1,764,956 common shares in treasury, at cost, at December 31, 2015 and 1,761,152 common shares in treasury, at cost, at June 30, 2015	(6,684)	(6,661)
Total Stockholders’ Equity	234,071	220,289
Total Liabilities and Stockholders’ Equity	$360,696	$334,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$319,876	$301,401	$522,204	$503,609
Cost of sales	207,197	192,355	336,851	322,629
Gross profit	112,679	109,046	185,353	180,980
Selling, general and administrative expenses	92,108	84,824	170,738	162,512
Operating income	20,571	24,222	14,615	18,468
Other income/(expense):
Interest expense	(215)	(364)	(649)	(729)
Other income/(expense), net	(335)	58	(150)	24
Other expense, net	(550)	(306)	(799)	(705)
Income before income taxes	20,021	23,916	13,816	17,763
Income tax provision	1,077	258	1,012	334
Net income	$18,944	$23,658	$12,804	$17,429
Earnings Per Share
Net income per common share:
Basic	$0.43	$0.54	$0.29	$0.40
Diluted	$0.43	$0.54	$0.29	$0.40
Weighted average number of common shares:
Basic	43,666	43,416	43,652	43,370
Diluted	43,691	43,777	43,685	43,691
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2015	2014
Net cash flows from operating activities:
Net income	$12,804	$17,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,477	6,113
Amortization of financing fees	320	298
Loss on disposal of assets	522	408
Share-based compensation	942	2,600
Change in operating assets and liabilities:
Inventories	(22,761)	(705)
Prepaid and other current assets	432	(315)
Accounts payable	(663)	(19,170)
Accrued liabilities	10,920	2,329
Deferred rent	1,434	(621)
Income taxes payable	896	451
Net cash provided by operating activities	12,323	8,817
Net cash flows from investing activities:
Proceeds from sale of assets	35	—
Capital expenditures	(20,882)	(4,215)
Net cash used in investing activities	(20,847)	(4,215)
Net cash flows from financing activities:
Repayments under revolving credit facility	—	(1,500)
Proceeds under revolving credit facility	—	1,500
Payment of financing fees	(902)	—
Purchase of treasury stock	(23)	(98)
Proceeds from the exercise of employee stock options	—	652
Net cash provided by/(used in) financing activities	(925)	554
Net increase/(decrease) in cash and cash equivalents	(9,449)	5,156
Cash and cash equivalents, beginning of period	44,788	49,686
Cash and cash equivalents, end of period	$35,339	$54,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The results of operations for the three and six month periods ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016, which we refer to as fiscal 2016.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  The exercise prices of stock options outstanding on December 31, 2015, range between $1.24 per share and $21.86 per share.  The 1997 Plan and the 2004 Plan terminated pursuant to their terms as of December 29, 2007 and May 17, 2014, respectively, and we terminated the 2008 Plan as of November 12, 2014 in connection with the approval of the 2014 Plan.  There were approximately 3.4 million shares available for grant under the 2014 Plan at December 31, 2015.

Restricted Stock Awards.   The 1997 Plan, the 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership, including voting and dividend rights.  Shares are valued at the fair market value of our common stock at the date of award.  Shares may be subject to certain performance requirements.  If the performance requirements are not met, the restricted shares are forfeited.  At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007.  Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of December 31,

2015, there were 702,594 shares of restricted stock outstanding, both performance-based and other, with award vesting periods of one to four years and a weighted average grant date fair value of $10.37 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.    As of December 31, 2015 there were 55,294 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2008 Plan and the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Amortization of share-based compensation during the period	$916	$1,333	$1,000	$2,687
Amounts capitalized in ending inventory	(474)	(365)	(656)	(748)
Amounts recognized and charged to cost of sales	436	420	598	661
Amounts charged against income for the period before tax	$878	$1,388	$942	$2,600

3.      Commitments and contingencies — From time to time, the Company is involved in litigation which is incidental to its business.  In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

4.      Income per common share — The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$18,944	$23,658	$12,804	$17,429
Less: Income to participating securities	(50)	(200)	(99)	(147)
Net income attributable to common shares	$18,894	$23,458	$12,705	$17,282
Weighted average number of common shares outstanding basic	43,666	43,416	43,652	43,370
Effect of dilutive stock equivalents	25	361	33	321
Weighted average number of common shares outstanding diluted	43,691	43,777	43,685	43,691
Net income per common share basic	$0.43	$0.54	$0.29	$0.40
Net income per common share diluted	$0.43	$0.54	$0.29	$0.40

For the quarters ended December 31, 2015 and December 31, 2014, options representing rights to purchase approximately 2.3 million weighted average shares and 86,517 weighted average shares, respectively, were not included in the diluted income per share calculation, because the assumed exercise of such options would have been anti-dilutive.  For the six months ended December 31, 2015 and December 31, 2014, options representing rights to purchase approximately 2.0 million weighted average shares and 223,015 weighted average shares, respectively, were not included in the diluted income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — New Revolving Credit Facility.  On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our previous revolving credit facility.  The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of

20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.  As of December 31, 2015, we were in compliance with all of the New Revolving Credit Facility covenants.

At December 31, 2015, we had no amounts outstanding under the New Revolving Credit Facility, $5.8 million of outstanding letters of credit and availability of $132.8 million under the New Revolving Credit Facility.  Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility.  Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense for the second quarter of the current fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million.  Interest expense for the second quarter of the prior fiscal year of $0.4 million was comprised of commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.  Interest expense for the six months ended December 31, 2015 of $0.6 million was comprised of commitment fees of $0.3 million and the amortization of financing fees of $0.3 million.   Interest expense for the six months ended December 31, 2014 of $0.7 million was comprised of commitment fees of $0.4 million and the amortization of financing fees of $0.3 million.

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

6.      Depreciation — Accumulated depreciation of owned equipment and property at December 31, 2015 and June 30, 2015 was $125.4 million and $122.1 million, respectively.

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

The effective tax rates for the quarters ended December 31, 2015 and December 31, 2014 were 5.4% and 1.1%, respectively. The effective tax rates for the six months ended December 31, 2015 and December 31, 2014 were 7.3% and 1.9%, respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets as the Company was in a three year cumulative loss position as of June 30, 2015 and June 30, 2014.  A deviation from the customary relationship between income tax expense and pretax income results from utilization of the valuation allowance.

8.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less.  Cash equivalents are carried at cost, which approximates fair value.  At December 31, 2015 and June 30, 2015, credit card receivables from third party consumer credit card providers were $3.8 million and $3.7 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

9.       Recent accounting pronouncements — In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet.  Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet.  ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company has adopted ASU 2015-17 early as of the second quarter of fiscal 2016 on a retrospective basis.   Adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Business Overview

•

We are a leading off‑price retailer specializing in selling deeply discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts. We are nationally known for providing a fresh selection of brand name, high-quality merchandise – never seconds or irregulars – at prices generally below those of department and specialty stores, catalogues and online retailers. We opened our first store in 1974 and operated 764 stores in 40 states as of December 31, 2015 and 792 stores in 41 states as of December 31, 2014. Our strong everyday value proposition is also supported with periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

•

Net sales for the second quarter of fiscal 2016 were $319.9 million, an increase of $18.5 million, from $301.4 million for the same period last year.  Comparable store sales for the quarter ended December 31, 2015 increased by 8.4%, compared to the same period last year, which was due to an 8.5% increase in customer transactions, partially offset by a 0.1% decrease in average ticket.  Net sales for the first six months of fiscal 2016 were $522.2 million, an increase of $18.6 million, from $503.6 million for the same period last year.  Comparable store sales for the six months ended December 31, 2015 increased by 6.5%, compared to the same period last year, which was due to a 7.3% increase in customer transactions, partially offset by a 0.8% decrease in average ticket.

•

Cost of sales, as a percentage of net sales, for the second quarter of fiscal 2016 was 64.8%, compared to 63.8% for the same period last year.  Cost of sales, as a percentage of net sales, for the first six months of fiscal 2016 was 64.5%, compared to 64.1% for the same period last year.

•

For the second quarter of fiscal 2016, selling, general and administrative expenses increased $7.3 million to $92.1 million, from $84.8 million for the same quarter last year. For the first six months of fiscal 2016, selling, general and administrative expenses increased $8.2 million to $170.7 million, from $162.5 million for the same period last year.

•

We generated net income of $18.9 million and net income per share of $0.43 for the quarter ended December 31, 2015, compared to net income of $23.7 million and net income per share of $0.54 for the same period last year.  We generated net income of $12.8 million and net income per share of $0.29 for the six months ended December 31, 2015, compared to net income of $17.4 million and net income per share of $0.40 for the same period last year.

•

Inventory levels at December 31, 2015 increased $22.8 million to $232.8 million from $210.0 million at June 30, 2015. Compared to the same date last year, inventories increased $24.3 million from $208.5 million at December 31, 2014.  Inventory turnover for the trailing five quarters was 2.6 turns, compared to the trailing five quarters as of December 31, 2014 of 2.7 turns.

•

Cash and cash equivalents at December 31, 2015 decreased $9.5 million to $35.3 million from $44.8 million at June 30, 2015.  Compared to the same date last year, cash and cash equivalents decreased $19.5 million from $54.8 million at December 31, 2014.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.

There can be no assurance that the trends in sales or operating results will continue in the future.

 Three Months Ended December 31, 2015

Compared to the Three Months Ended December 31, 2014

Net sales for the second quarter of fiscal 2016 were $319.9 million, an increase of $18.5 million from $301.4 million for the same period last year.  Comparable store sales for the second quarter of fiscal 2016 increased by 8.4% compared to the second quarter of fiscal 2015.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  The increase in comparable store sales for the second quarter of fiscal 2016 was comprised of an 8.5% increase in customer transactions, partially offset by a 0.1% decrease in average ticket. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $5.7 million, resulting in a 190 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.  The non-comparable store sales decrease is driven by 43 store closures, partially offset by 15 store openings, which have occurred since the end of the second quarter of fiscal 2015.

                                                                                                                                        Store Openings/Closings

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Fiscal Year Ended June 30, 2015
Stores open at beginning of period	757	801	810
Stores opened during the period	8	1	6
Stores closed during the period	(1)	(10)	(47)
Stores open at end of period	764	792	769

We ended the second quarter of fiscal 2016 with 764 stores, compared to 792 stores at the end of the second quarter of the prior year.  We relocated seven existing stores during the second quarter of fiscal 2016 and five stores in the second quarter of the prior fiscal year.

Gross profit for the second quarter of fiscal 2016 was $112.7 million, an increase of 3.4% compared to $109.0 million in gross profit for the second quarter of fiscal 2015.  Gross profit as a percentage of net sales was 35.2% for the second quarter of fiscal 2016, compared to 36.2% for the second quarter of fiscal 2015.  The decrease in gross margin was primarily due to an increase in markdowns, including the acceleration of certain markdowns, an increase in supply chain and buying costs and slightly lower initial merchandise mark-up, partially offset by favorability in other costs.

Selling, general and administrative expenses increased $7.3 million for the second quarter of fiscal 2016 to $92.1 million, compared to $84.8 million for the second quarter of last year due to costs for our new Phoenix distribution center, increased advertising, higher store rent and depreciation, which were due in part to our strategy to improve store real estate, higher store labor costs, and higher corporate employee and recruiting costs, partially offset by favorable share based compensation expense in the current quarter as compared to the same quarter in the prior year due to executive vacancies in the current quarter.  As a percentage of net sales, selling, general and administrative expenses increased to 28.8% for the second quarter of fiscal 2016 from 28.1% for the second quarter of fiscal 2015.

Our operating income was $20.6 million for the second quarter of fiscal 2016 as compared to operating income of $24.2 million for the second quarter of fiscal 2015.

Income tax expense for the second quarter of fiscal 2016 was $1.1 million compared to $0.3 million for the same period last year.  The effective tax rates for the second quarter of fiscal 2016 and fiscal 2015 were 5.4% and 1.1%, respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets, as the Company was in a three year cumulative loss position as of June 30, 2015 and June 30, 2014.  A deviation from the customary relationship between income tax expense and pretax income results from utilization of the valuation allowance.

We had net income of $18.9 million, or $0.43 per share, for the second quarter of fiscal 2016 compared to net income of $23.7 million, or $0.54 per share, for the second quarter of fiscal 2015.

 Six Months Ended December 31, 2015

Compared to the Six Months Ended December 31, 2014

Net sales for the first six months of fiscal 2016 were $522.2 million, an increase of $18.6 million from $503.6 million for the same period last year.  Comparable store sales for the first six months of fiscal 2016 increased by 6.5% compared to the same period in fiscal 2015.  Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  The increase in comparable store sales for the first six months of fiscal 2016 was comprised of a 7.3% increase in customer transactions, partially offset by a 0.8% decrease in average ticket.  Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $12.6 million, resulting in a 250 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.  The non-comparable store sales decrease is driven by 62 store closures, partially offset by 16 store openings, which have occurred since the beginning of the prior fiscal year.

                                                                                                                                                 Store Openings/Closings

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014	Fiscal Year Ended June 30, 2015
Stores open at beginning of period	769	810	810
Stores opened during the period	10	1	6
Stores closed during the period	(15)	(19)	(47)
Stores open at end of period	764	792	769

We ended the first six months of fiscal 2016 with 764 stores, compared to 792 stores at the end of the first six months of the prior year.  We relocated 21 existing stores during the first six months of fiscal 2016 and 15 stores in the first six months of the prior fiscal year.

Gross profit for the first six months of fiscal 2016 was $185.4 million, an increase of 2.4% compared to $181.0 million in gross profit for the same period in fiscal 2015.  Gross profit as a percentage of net sales was 35.5% for the first six months of fiscal 2016, compared to 35.9% for the same period in fiscal 2015.  The decrease in gross margin was primarily due to an increase in markdowns, including the acceleration of certain markdowns, an increase in supply chain and buying costs, partially offset by slightly higher initial merchandise mark-up and favorability in other costs.

Selling, general and administrative expenses increased $8.2 million for the first six months of fiscal 2016 to $170.7 million, compared to $162.5 million for the same period in fiscal 2015 due to costs for our new Phoenix distribution center, higher store rent and depreciation, which were due in part to our strategy to improve store real estate, increased advertising, and higher corporate employee and recruiting costs, partially offset by favorable share based compensation expense in the current period as compared to the same period in the prior year due to executive vacancies in the current period.  As a percentage of net sales, selling, general and administrative expenses increased to 32.7% for the first six months of fiscal 2016 from 32.3% for the first six months of fiscal 2015.

Our operating income was $14.6 million for the first six months of fiscal 2016 as compared to operating income of $18.5 million for the same period in fiscal 2015.

Income tax expense for the first six months of fiscal 2016 was $1.0 million compared to $0.3 million for the same period last year.  The effective tax rates for the six months ended December 31, 2015 and December 31, 2014 were 7.3% and 1.9%, respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets, as the Company was in a three year cumulative loss position as of June 30, 2015 and June 30, 2014.  A deviation from the customary relationship between income tax expense and pretax income results from utilization of the valuation allowance.

We had net income of $12.8 million, or $0.29 per share, for the first six months of fiscal 2016 compared to net income of $17.4 million, or $0.40 per share, for the first six months of fiscal 2015.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2015 and 2014 was $12.3 million and $8.8 million, respectively.  The $12.3 million of cash provided by operating activities for the six months ended December 31, 2015 was primarily due to net income of $12.8 million adjusted for non-cash items, including depreciation and amortization of $7.8 million, an increase in accrued liabilities of $10.9 million, along with increased deferred rent of $1.4 million, income taxes payable of $0.9 million and share based compensation of $0.9 million, partially offset by a decrease in accounts payable of $0.7 million and an increase in inventory of $22.8 million due to seasonal buying levels and an increased inventory position in preparation for the spring selling season. There were no significant changes to our vendor payment policy during the six months ended December 31, 2015.  The $8.8 million of cash provided by operating activities for the six months ended December 31, 2014 was primarily due to net income of $17.4 million adjusted for non-cash items, including depreciation and amortization of $6.4 million and increased accrued liabilities of $2.3 million, offset by a decrease in accounts payable of $19.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2015 and 2014 relates to capital expenditures.  Capital expenditures are primarily associated with store relocations and expansions, new store openings, capital improvements to existing stores, enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $20.8 million and $4.2 million for the six months ended December 31, 2015 and 2014, respectively.  The increase in capital expenditures in the current year period as compared to the prior year period is primarily driven by $10.1 million of spending on our new Phoenix distribution center and related information technology and $3.9 million of spending on new, relocated, and expanded stores.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.9 million for the six months ended December 31, 2015, compared to net cash provided by financing activities of $0.6 million for the six months ended December 31, 2014.  The cash used in the current year period for financing activities relates to the payment of financing costs for our new revolving credit facility.  The cash provided by financing activities in the prior year period was due to stock option exercises.

New Revolving Credit Facility

On August 18, 2015 we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our previous revolving credit facility.  The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of December 31, 2015, we were in compliance with all of the New Revolving Credit Facility covenants.

At December 31, 2015, we had no amounts outstanding under the New Revolving Credit Facility, $5.8 million of outstanding letters of credit and availability of $132.8 million under the New Revolving Credit Facility.  Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes.  We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility.  Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin).  These rates are increased or reduced as our average daily availability changes.  Interest expense for the second quarter of the current fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million.  Interest expense for the second quarter of the prior fiscal year of $0.4 million was comprised of commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.  Interest expense for the six months ended December 31, 2015 of $0.6 million was comprised of commitment fees of $0.3 million and the amortization of financing fees of $0.3 million.   Interest expense for the six months ended December 31, 2014 of $0.7 million was comprised of commitment fees of $0.4 million and the amortization of financing fees of $0.3 million.

Liquidity

We finance our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our revolving credit facility.  Cash and cash equivalents were $35.3 million as of December 31, 2015 and $54.8 million at December 31, 2014.  Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by our Board of Directors.  Our borrowings have historically peaked during the second fiscal quarter as we build inventory levels prior to the holiday selling season.  Given the seasonality of our business, the amount of borrowings under our New Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory.  Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures.  We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for the next year.  If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing.  However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2015.

As of December 31, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

There were no changes to our critical accounting policies during the second quarter of fiscal 2016.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the second quarter of fiscal 2016 were 4.0% of sales compared to 3.5% of sales for the same period last year.  If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels.  The effect of a 0.5% markdown in the value of our inventory at December 31, 2015 would result in a decline in gross profit and net income per share for the second quarter of fiscal 2016 of $1.2 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet.  Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet.  ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company has adopted ASU 2015-17 early as of the second quarter of fiscal 2016 on a retrospective basis.   Adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

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

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to successfully implement our long-term business strategy;
•	changes in economic and political conditions which may adversely affect consumer spending;
•	our failure to identify and respond to changes in consumer trends and preferences;
•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;
•	our ability to successfully manage our inventory balances profitably;
•	loss of or disruption in our centralized distribution center;
•	loss or departure of one or more members of our senior management or other key management employees;
•	increased or new competition;
•	our ability to successfully execute our strategy of opening new stores and relocating and expanding existing stores;
•	increases in fuel prices and changes in transportation industry regulations or conditions;
•	our ability to generate strong cash flows from operations and to continue to access credit markets;
•	increases in the cost or a disruption in the flow of our imported products;
•	the success of our marketing, advertising and promotional efforts;
•	our ability to attract, train and retain quality associates in appropriate numbers, including key associates and management;
•	seasonal and quarterly fluctuations;
•	our ability to maintain and protect our information technology systems and technologies;
•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;
•	our ability to comply with existing, changing, and new government regulations;
•	our ability to manage litigation risks from our customers, employees and other third parties;
•	our ability to manage risks associated with product liability claims and product recalls;
•	the impact of adverse local conditions, natural disasters and other events; and
•	our ability to manage the negative effects of inventory shrinkage.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in this quarterly report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended December 31, 2015 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31	—	$—	—	$3,339,468
November 1 through November 30	2,893	$6.01	2,893	$3,322,095
December 1 through December 31	911	$6.39	911	$3,316,270
Total	3,804	$6.10	3,804	$3,316,270

(1)

On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million.  The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time.  The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the three months ended December 31, 2015, 3,804 shares were repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $23,000.

Item 6.	Exhibits

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Employment Agreement, dated December 11, 2015, by and between Steven R. Becker and the Company (the “Becker Employment Agreement”) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-19658) as filed with the Commission on December 14, 2015)†

10.2

Form of Nonqualified Stock Option Award Agreement (Time-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-19658) as filed with the Commission on December 14, 2015)†

10.3

Form of Nonqualified Stock Option Award Agreement (Performance-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-19658) as filed with the Commission on December 14, 2015)†

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 29, 2016	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Employment Agreement, dated December 11, 2015, by and between Steven R. Becker and the Company (the “Becker Employment Agreement”) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-19658) as filed with the Commission on December 14, 2015)†

10.2

Form of Nonqualified Stock Option Award Agreement (Time-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-19658) as filed with the Commission on December 14, 2015)†

10.3

Form of Nonqualified Stock Option Award Agreement (Performance-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-19658) as filed with the Commission on December 14, 2015)†

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