Form 10-Q
period 2016-03-31
TUESDAY MORNING CORP/DE
filed 2016-04-29
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2016
Common Stock, par value $0.01 per share	44,535,645

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2016 (unaudited) and June 30, 2015

(In thousands, except share and per share data)

	March 31,	June 30,
	2016	2015
		As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$15,064	$44,788
Inventories	255,026	209,984
Prepaid expenses	7,288	6,978
Other current assets	124	823
Total Current Assets	277,502	262,573
Property and equipment, net	90,652	70,447
Deferred financing costs	1,370	871
Other assets	2,414	984
Total Assets	$371,938	$334,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,951	$74,242
Accrued liabilities	42,566	35,751
Income taxes payable	253	—
Total Current Liabilities	132,770	109,993
Deferred rent	5,332	3,072
Asset retirement obligation	2,634	1,163
Income tax payable — non-current	345	358
Other non-current liabilities	1,015	-
Total Liabilities	142,096	114,586
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,314,416 shares issued and 44,542,039 shares outstanding at March 31, 2016 and 45,830,244 shares issued and 44,069,092 shares outstanding at June 30, 2015	463	458
Additional paid-in capital	229,145	227,085
Retained earnings/(deficit)	6,971	(593)
Less: 1,772,377 common shares in treasury, at cost, at March 31, 2016 and 1,761,152 common shares in treasury, at cost, at June 30, 2015	(6,737)	(6,661)
Total Stockholders’ Equity	229,842	220,289
Total Liabilities and Stockholders’ Equity	$371,938	$334,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$211,380	$189,726	$733,584	$693,335
Cost of sales	133,903	117,326	470,753	439,955
Gross profit	77,477	72,400	262,831	253,380
Selling, general and administrative expenses	83,409	74,515	254,146	237,028
Operating income/(loss)	(5,932)	(2,115)	8,685	16,352
Other income/(expense):
Interest expense	(217)	(348)	(866)	(1,070)
Other income/(expense), net	252	(405)	101	(387)
Other income/(expense) total	35	(753)	(765)	(1,457)
Income/(loss) before income taxes	(5,897)	(2,868)	7,920	14,895
Income tax provision/(benefit)	(657)	(64)	356	270
Net income/(loss)	$(5,240)	$(2,804)	$7,564	$14,625
Earnings Per Share
Net income/(loss) per common share:
Basic	$(0.12)	$(0.06)	$0.17	$0.33
Diluted	$(0.12)	$(0.06)	$0.17	$0.33
Weighted average number of common shares:
Basic	43,731	43,554	43,678	43,431
Diluted	43,731	43,554	43,709	43,750
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2016	2015
Net cash flows from operating activities:
Net income	$7,564	$14,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,382	9,114
Amortization of financing fees	398	447
Loss on disposal of assets	521	904
Share-based compensation	1,869	3,906
Change in operating assets and liabilities:
Inventories	(44,846)	(15,469)
Prepaid and other current assets	277	(343)
Accounts payable	15,709	(9,936)
Accrued liabilities	6,165	(2,856)
Deferred rent	2,260	(671)
Income taxes payable	240	358
Other non-current liabilities	1,015	-
Net cash provided by operating activities	2,554	79
Net cash flows from investing activities:
Proceeds from sale of assets	35	47
Purchase of intellectual property	(1,318)	—
Capital expenditures	(30,036)	(7,789)
Net cash used in investing activities	(31,319)	(7,742)
Net cash flows from financing activities:
Repayments under revolving credit facility	—	(6,000)
Proceeds under revolving credit facility	—	6,000
Payment of financing fees	(883)	(27)
Purchase of treasury stock	(76)	(143)
Proceeds from the exercise of employee stock options	—	1,033
Net cash provided by/(used in) financing activities	(959)	863
Net decrease in cash and cash equivalents	(29,724)	(6,800)
Cash and cash equivalents, beginning of period	44,788	49,686
Cash and cash equivalents, end of period	$15,064	$42,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the three and nine month periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016, which we refer to as fiscal 2016.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  The exercise prices of stock options outstanding on March 31, 2016, range between $1.24 per share and $20.91 per share. The 1997 Plan and the 2004 Plan terminated pursuant to their terms as of December 29, 2007 and May 17, 2014, respectively, and we terminated the 2008 Plan as of November 12, 2014 in connection with the approval of the 2014 Plan. There were approximately 2.8 million shares available for grant under the 2014 Plan at March 31, 2016.

Restricted Stock Awards.  The 1997 Plan, the 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership, including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of March 31, 2016, there were 760,613 shares of restricted stock outstanding, both performance-based and other, with award vesting periods of one to four years and a weighted average grant date fair value of $8.72 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of March 31, 2016 there were 350,802 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2008 Plan and the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Amortization of share-based compensation during the period	$1,064	$1,508	$2,065	$4,195
Amounts capitalized in ending inventory	(506)	(566)	(1,162)	(1,313)
Amounts recognized and charged to cost of sales	367	364	966	1,024
Amounts charged against income for the period before tax	$925	$1,306	$1,869	$3,906

3.      Commitments and contingencies — From time to time, the Company is involved in litigation which is incidental to its business.  In the Company’s opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

4.      Income/(loss) per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income/(loss)	$(5,240)	$(2,804)	$7,564	$14,625
Less: Income to participating securities	—	—	—	(125)
Net income/(loss) attributable to common shares	$(5,240)	$(2,804)	$7,564	$14,500
Weighted average number of common shares outstanding basic	43,731	43,554	43,678	43,431
Effect of dilutive stock equivalents	—	—	31	319
Weighted average number of common shares outstanding diluted	43,731	43,554	43,709	43,750
Net income/(loss) per common share basic	$(0.12)	$(0.06)	$0.17	$0.33
Net income/(loss) per common share diluted	$(0.12)	$(0.06)	$0.17	$0.33

For the quarters ended March 31, 2016 and March 31, 2015, all options representing rights to purchase shares were excluded from the diluted loss per share calculation as the Company had a net loss for those periods and the assumed exercise of such options would have been anti-dilutive. For the nine months ended March 31, 2016 and March 31, 2015, options representing rights to purchase approximately 2.3 million weighted average shares and 275,783 weighted average shares, respectively, were not included in the diluted income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — New Revolving Credit Facility.  On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our previous revolving credit facility. The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of March 31, 2016, we were in compliance with all of the New Revolving Credit Facility covenants.

At March 31, 2016, we had no amounts outstanding under the New Revolving Credit Facility, $8.1 million of outstanding letters of credit and availability of $130.7 million under the New Revolving Credit Facility. Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility. Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes. Interest expense for the third quarter of the current fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense under our prior revolving credit facility of $0.4 million for the comparable quarter in 2015 was comprised of commitment fees of $0.2 million and amortization of financing fees of $0.2 million. Interest expense under our prior revolving credit facility and the New Revolving Credit Facility for the nine months ended March 31, 2016 of $0.8 million was comprised of commitment fees of $0.4 million and the amortization of financing fees of $0.4 million. Interest expense under our prior revolving credit facility for the nine months ended March 31, 2015 of $1.1 million was comprised of commitment fees of $0.6 million and the amortization of financing fees of $0.5 million.

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

6.      Depreciation — Accumulated depreciation of owned equipment and property at March 31, 2016 and June 30, 2015 was $126.8 million and $122.1 million, respectively.

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

The effective tax rates for the quarters ended March 31, 2016 and March 31, 2015 were 11.1% and 2.2%, respectively. The effective tax rates for the nine months ended March 31, 2016 and March 31, 2015 were 4.5% and 1.8%, respectively. A full valuation allowance is currently recorded against the Company’s deferred tax assets, as the Company was in a three year cumulative loss position as of June 30, 2015 and June 30, 2014. A deviation from the customary relationship between income tax expense and pretax income results from utilization of the valuation allowance.

8.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2016 and June 30, 2015, credit card receivables from third party consumer credit card providers were $4.7 million and $3.7 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

9.       Intellectual Property — During the quarter ended March 31, 2016, the Company acquired $1.3 million of intellectual property including indefinite lived trademarks. The trademarks are subject to annual impairment testing or more frequent testing if changes in circumstances indicate the net book value may be less than the fair value.

10.      Cease use liability — Amounts in “Accrued liabilities” and Other non-current liabilities” in the consolidated balance sheet at March 31, 2016 include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores. The short-term and long-term cease use liabilities were $1.2 and $1.0 million at March 31, 2016, respectively. Expenses related to store closings are included in “Selling, general and administrative expenses” in the consolidated statements of operations.

11.       Recent accounting pronouncements — In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating ASU 2016-09 to assess the potential impact on the Company’s consolidated financial statements.

12.       Subsequent Event – During April 2016, the Company entered into a transaction to sell two buildings utilized in its Dallas distribution center operations, which it does not consider part of its long-term distribution network. Net proceeds from the sale, net of transaction costs, were $8.7 million. Contemporaneous with the sale, the Company entered into a lease of these facilities for approximately two years. The Company is currently evaluating this transaction to assess the impact on the Company’s consolidated financial statements and currently expects a gain to be deferred over the leaseback term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Business Overview

•

We are a leading off‑price retailer specializing in selling deeply discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts. We are nationally known for providing a fresh selection of brand name, high-quality merchandise – never seconds or irregulars – at prices generally below those of department and specialty stores, catalogues and online retailers. We opened our first store in 1974 and operated 748 stores in 40 states as of March 31, 2016 and 774 stores in 41 states as of March 31, 2015. Our strong everyday value proposition is also supported with periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

•

Net sales for the third quarter of fiscal 2016 were $211.4 million, an increase of $21.7 million, from $189.7 million for the same period last year. Comparable store sales for the quarter ended March 31, 2016 increased by 13.4%, compared to the same period last year, which was due to a 12.4% increase in customer transactions, as well as a 0.9% increase in average ticket. Net sales for the first nine months of fiscal 2016 were $733.6 million, an increase of $40.2 million, from $693.3 million for the same period last year. Comparable store sales for the nine months ended March 31, 2016 increased by 8.4%, compared to the same period last year, which was due to an 8.8% increase in customer transactions, partially offset by a 0.4% decrease in average ticket.

•

Cost of sales, as a percentage of net sales, for the third quarter of fiscal 2016 was 63.3%, compared to 61.8% for the same period last year. Cost of sales, as a percentage of net sales, for the first nine months of fiscal 2016 was 64.2%, compared to 63.5% for the same period last year.

•

For the third quarter of fiscal 2016, selling, general and administrative expenses increased $8.9 million to $83.4 million, from $74.5 million for the same quarter last year. For the first nine months of fiscal 2016, selling, general and administrative expenses increased $17.1 million to $254.1 million, from $237.0 million for the same period last year.

•

We had a net loss of $5.2 million and a net loss per share of $0.12 for the quarter ended March 31, 2016, compared to a net loss of $2.8 million and a net loss per share of $0.06 for the same period last year. We generated net income of $7.6 million and net income per share of $0.17 for the nine months ended March 31, 2016, compared to net income of $14.6 million and net income per share of $0.33 for the same period last year.

•

Inventory levels at March 31, 2016 increased $45.0 million to $255.0 million from $210.0 million at June 30, 2015. Compared to the same date last year, inventories increased $31.6 million from $223.4 million at March 31, 2015.  Inventory turnover for the trailing five quarters was 2.6 turns, consistent with the trailing five quarters as of March 31, 2015 of 2.6 turns.

•

Cash and cash equivalents at March 31, 2016 decreased $29.7 million to $15.1 million from $44.8 million at June 30, 2015. Compared to the same date last year, cash and cash equivalents decreased $27.8 million from $42.9 million at March 31, 2015.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.

There can be no assurance that the trends in sales or operating results will continue in the future.

Three Months Ended March 31, 2016

Compared to the Three Months Ended March 31, 2015

Net sales for the third quarter of fiscal 2016 were $211.4 million, an increase of $21.7 million from $189.7 million for the same period last year. Comparable store sales for the third quarter of fiscal 2016 increased by 13.4% compared to the third quarter of fiscal 2015. Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales for the third quarter of fiscal 2016 was comprised of a 12.4% increase in customer transactions as well as a 0.9% increase in average ticket. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $2.6 million, resulting in a 136 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 40 store closures, partially offset by two store openings, which have occurred since the end of the third quarter of fiscal 2015.

Store Openings/Closings

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Fiscal Year Ended June 30, 2015
Stores open at beginning of period	764	792	810
Stores opened during the period	2	3	6
Stores closed during the period	(18)	(21)	(47)
Stores open at end of period	748	774	769

We ended the third quarter of fiscal 2016 with 748 stores, compared to 774 stores at the end of the third quarter of the prior year.  We relocated 11 existing stores during the third quarter of fiscal 2016 and eight stores in the third quarter of the prior fiscal year.

Gross profit for the third quarter of fiscal 2016 was $77.5 million, an increase of 7.0% compared to $72.4 million in gross profit for the third quarter of fiscal 2015. Gross profit as a percentage of net sales was 36.7% for the third quarter of fiscal 2016, compared to 38.2% for the third quarter of fiscal 2015. The decrease in gross margin was primarily due to an increase in supply chain and distribution costs in our Dallas distribution center as a result of the unit volume processed to support higher sales volume and increased markdowns in certain categories, partially offset by slightly higher initial merchandise mark-up.

Selling, general and administrative expenses increased $8.9 million for the third quarter of fiscal 2016 to $83.4 million, compared to $74.5 million for the third quarter of last year. This increase was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, and $2.4 million of incremental rent expense in the quarter, including a $2.2 million non-cash charge for future lease payments, related to stores we have exited prior to lease expiration, as well as increased advertising. Additionally, in the quarter, we continued to incur costs for our new Phoenix distribution center. Other SG&A increases in the quarter included higher corporate employee and recruiting costs, partially offset by favorable share based compensation expense in the quarter as compared to the same period in the prior year due to executive vacancies during the current year period. We recorded approximately $4.0 million of incremental expenses during the third quarter of fiscal 2016 to support our strategic initiatives. These costs included $2.4 million of incremental rent expense related to store closings prior to lease termination as explained above, as well as up-front costs for the Phoenix distribution center, and other investments in the business such as recruiting costs for key executive positions, an inventory management project, expenses related to advertising research and investments in store prototype development.  As a percentage of net sales, selling, general and administrative expenses increased to 39.5% for the third quarter of fiscal 2016 from 39.3% for the third quarter of fiscal 2015.

Our operating loss was $5.9 million for the third quarter of fiscal 2016 as compared to an operating loss of $2.1 million for the third quarter of fiscal 2015.

Income tax benefit for the third quarter of fiscal 2016 was $0.7 million compared to income tax benefit of $0.1 million for the same period last year. The effective tax rates for the third quarter of fiscal 2016 and fiscal 2015 were 11.1% and 2.2%, respectively. A full valuation allowance is currently recorded against the Company’s deferred tax assets, as the Company was in a three year cumulative loss position as of June 30, 2015 and June 30, 2014. A deviation from the customary relationship between income tax expense and pretax income results from utilization of the valuation allowance.

We had a net loss of $5.2 million, or $0.12 per share, for the third quarter of fiscal 2016 compared to a net loss of $2.8 million, or $0.06 per share, for the third quarter of fiscal 2015.

Nine Months Ended March 31, 2016

Compared to the Nine Months Ended March 31, 2015

Net sales for the first nine months of fiscal 2016 were $733.6 million, an increase of $40.2 million from $693.3 million for the same period last year. Comparable store sales for the first nine months of fiscal 2016 increased by 8.4% compared to the same period in fiscal 2015. Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales for the first nine months of fiscal 2016 was comprised of 8.8% increase in customer transactions, partially offset by a 0.4% decrease in average ticket. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $15.2 million, resulting in a 219 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 80 store closures, partially offset by 18 store openings, which have occurred since the beginning of the prior fiscal year.

Store Openings/Closings

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015	Fiscal Year Ended June 30, 2015
Stores open at beginning of period	769	810	810
Stores opened during the period	12	4	6
Stores closed during the period	(33)	(40)	(47)
Stores open at end of period	748	774	769

We ended the first nine months of fiscal 2016 with 748 stores, compared to 774 stores at the end of the first nine months of the prior year. We relocated 32 existing stores during the first nine months of fiscal 2016 and 23 stores in the first nine months of the prior fiscal year.

Gross profit for the first nine months of fiscal 2016 was $262.8 million, an increase of 3.7% compared to $253.4 million in gross profit for the same period in fiscal 2015. Gross profit as a percentage of net sales was 35.8% for the first nine months of fiscal 2016, compared to 36.5% for the same period in fiscal 2015. The decrease in gross margin was primarily due to an increase in supply chain and distribution costs to support higher sales volume, higher buying costs as we have made greater investments in our merchant team and an increase in markdowns, partially offset by slightly higher initial merchandise mark-up.

Selling, general and administrative expenses increased $17.1 million for the first nine months of fiscal 2016 to $254.1 million, compared to $237.0 million for the same period in fiscal 2015. This increase was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, and $2.9 million of incremental rent expense in the current year, including a $2.2 million non-cash charge for future lease payments, related to stores we have exited prior to lease expiration, along with increased advertising. Additionally, during the current year, we incurred costs for our new Phoenix distribution center, a portion of which related to the delays in the completion of that facility, which contributed to the increase in SG&A. Other SG&A increases included higher corporate employee and recruiting costs, partially offset by favorable share based compensation expense in the current period compared to the same period in the prior year due to executive vacancies during the current year. We recorded approximately $7.0 million of incremental expenses in the first nine months of fiscal 2016 to support our strategic initiatives. These costs included $2.9 million of incremental rent expense related to closing stores prior to lease termination as explained above, as well as up-front costs for the Phoenix distribution center, and other investments in the business such as recruiting costs for key executive positions, an inventory management project, expenses related to advertising research and investments in store prototype development. As a percentage of net sales, selling, general and administrative expenses increased to 34.6% for the first nine months of fiscal 2016 from 34.2% for the first nine months of fiscal 2015.

Our operating income was $8.7 million for the first nine months of fiscal 2016 as compared to operating income of $16.4 million for the same period in fiscal 2015.

Income tax expense for the first nine months of fiscal 2016 was $0.4 million compared to income tax expense of $0.3 million for the same period last year. The effective tax rates for the nine months ended March 31, 2016 and March 31, 2015 were 4.5% and 1.8%, respectively. A full valuation allowance is currently recorded against the Company’s deferred tax assets, as the Company was in a three year cumulative loss position as of June 30, 2015 and June 30, 2014. A deviation from the customary relationship between income tax expense and pretax income results from utilization of the valuation allowance.

We had net income of $7.6 million, or $0.17 per share, for the first nine months of fiscal 2016 compared to net income of $14.6 million, or $0.33 per share, for the first nine months of fiscal 2015.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2016 and 2015 was $2.6 million and $0.1 million, respectively. The $2.6 million of cash provided by operating activities for the nine months ended March 31, 2016 was primarily due to net income of $7.6 million adjusted for non-cash items, including depreciation and amortization of $11.4 million, share based compensation of $1.9 million, and an increase in accounts payable of $15.7 million related to increased inventory, an increase in accrued liabilities of $6.2 million, along with an increase in deferred rent of $2.3 million and an increase in other non-current liabilities of $1.0 million. This was partially offset by an increase in inventory of $44.8 million needed to support sales trends. There were no significant changes to our vendor payment policy during the nine months ended March 31, 2016. The $0.1 million of cash provided by operating activities for the nine months ended March 31, 2015 was primarily due to net income of $14.6 million adjusted for non-cash items, including depreciation and amortization of $9.1 million and share based compensation of $3.9 million, which was largely offset by an increase in inventory of $15.5 million, a decrease in accounts payable of $9.9 million and a decrease in accrued liabilities of $2.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2016 and March 31, 2015 relates primarily to capital expenditures. Capital expenditures are primarily associated with store relocations and expansions, new store openings, capital improvements to existing stores, the new Phoenix distribution center, enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment. Cash used in investing activities totaled $31.3 million and $7.7 million for the nine months ended March 31, 2016 and March 31, 2015, respectively. The increase in expenditures in the current year period as compared to the prior year period was primarily driven by $13.8 million of spending on our new Phoenix distribution center and related information technology, $6.2 million of spending on new, relocated, and expanded stores and $1.3 million for the purchase of intellectual property.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.0 million for the nine months ended March 31, 2016, compared to net cash provided by financing activities of $0.9 million for the nine months ended March 31, 2015. The cash used in the current year period for financing activities relates to the payment of financing costs for our new revolving credit facility. The cash provided by financing activities in the prior year period was due to stock option exercises.

New Revolving Credit Facility

On August 18, 2015 we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our previous revolving credit facility.  The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of March 31, 2016, we were in compliance with all of the New Revolving Credit Facility covenants.

At March 31, 2016, we had no amounts outstanding under the New Revolving Credit Facility, $8.1 million of outstanding letters of credit and availability of $130.7 million under the New Revolving Credit Facility. Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility. Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). These rates are increased or reduced as our average daily availability changes. Interest expense for the third quarter of the current fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense under our prior revolving credit facility for the third quarter of the prior fiscal year of $0.4 million was comprised of commitment fees of $0.2 million and the amortization of financing fees of $0.2 million. Interest expense under our prior revolving credit facility and the New Revolving Credit Facility for the nine months ended March 31, 2016 of $0.8 million was comprised of commitment fees of $0.4 million and the amortization of financing fees of $0.4 million. Interest expense under our prior revolving credit facility for the nine months ended March 31, 2015 of $1.1 million was comprised of commitment fees of $0.6 million and the amortization of financing fees of $0.5 million.

Liquidity

We finance our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our revolving credit facility. Cash and cash equivalents were $15.1 million as of March 31, 2016 and $42.9 million at March 31, 2015. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by our Board of Directors. Our borrowings have historically peaked during the second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our New Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of March 31, 2016.

As of March 31, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

There were no changes to our critical accounting policies during the third quarter of fiscal 2016 from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken. We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time. Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold. Markdowns during the third quarter of fiscal 2016 were 4.5% of sales compared to 3.9% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at March 31, 2016 would result in a decline in gross profit and earnings per share for the third quarter of fiscal 2016 of $1.3 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”)

that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating ASU 2016-09 to assess the potential impact on the Company’s consolidated financial statements.

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

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to successfully implement our long-term business strategy;
•	changes in economic and political conditions which may adversely affect consumer spending;
•	our failure to identify and respond to changes in consumer trends and preferences;
•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;
•	our ability to successfully manage our inventory balances profitably;
•	loss of or disruption in our centralized distribution center;
•	delays in completing or increases in projected costs to complete our Phoenix distribution center;
•	loss or departure of one or more members of our senior management or other key management employees;
•	increased or new competition;
•	our ability to successfully execute our strategy of opening new stores and relocating and expanding existing stores;
•	increases in fuel prices and changes in transportation industry regulations or conditions;
•	our ability to generate strong cash flows from operations and to continue to access credit markets;
•	increases in the cost or a disruption in the flow of our imported products;
•	the success of our marketing, advertising and promotional efforts;
•	our ability to attract, train and retain quality associates in appropriate numbers, including key associates and management;
•	seasonal and quarterly fluctuations;

•	our ability to maintain and protect our information technology systems and technologies;
•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;
•	our ability to comply with existing, changing, and new government regulations;
•	our ability to manage litigation risks from our customers, employees and other third parties;
•	our ability to manage risks associated with product liability claims and product recalls;
•	the impact of adverse local conditions, natural disasters and other events; and
•	our ability to manage the negative effects of inventory shrinkage.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended March 31, 2016 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2016	—	$—	—	$3,316,286
February 1 through February 29, 2016	5,152	$6.73	5,152	$3,281,607
March 1 through March 31, 2016	2,269	$8.18	2,269	$3,263,046
Total	7,421	$7.17	7,421	$3,263,046

(1)

On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase.  During the three months ended March 31, 2016, 7,421 shares were repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $53,000.

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: April 29, 2016	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

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