Form 10-K
period 2016-06-30
TUESDAY MORNING CORP/DE
filed 2016-08-19
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2015 was approximately $207,870,865 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

As of the close of business on August 17, 2016, there were 44,551,846 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10‑K.

Cautionary Statement Regarding Forward‑Looking Statements

This Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10‑K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward‑looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward‑looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, our future results of operations, our future financial positions, and our current business outlook or state other “forward‑looking” information.

The factors listed below under the heading “Risk Factors” and in other sections of this Form 10‑K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward‑looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to successfully implement our long‑term business strategy;
•	changes in economic and political conditions which may adversely affect consumer spending;
•	our failure to identify and respond to changes in consumer trends and preferences;
•	our ability to continuously attract buying opportunities for off‑price merchandise and anticipate consumer demand;
•	our ability to successfully manage our inventory balances profitably;
•	loss of, disruption in operations, or increased costs in the operation of our distribution center facilities;
•	loss or departure of one or more members of our senior management or other key management;
•	increased or new competition;
•	our ability to successfully execute our strategy of opening new stores and relocating and expanding existing stores;
•	increases in fuel prices and changes in transportation industry regulations or conditions;
•	our ability to generate strong cash flows from operations and to continue to access credit markets;
•	increases in the cost or a disruption in the flow of our imported products;
•	the success of our marketing, advertising and promotional efforts;
•	our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;
•	seasonal and quarterly fluctuations;
•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;
•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;
•	our ability to comply with existing, changing and new government regulations;
•	our ability to manage litigation risks from our customers, employees and other third parties;
•	our ability to manage risks associated with product liability claims and product recalls;
•	the impact of adverse local conditions, natural disasters and other events; and
•	our ability to manage the negative effects of inventory shrinkage.

The forward‑looking statements made in this Form 10‑K relate only to events as of the date on which the statements are made. Except as may be required by law, we disclaim obligations to update any forward‑looking statements to reflect events or circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events. Investors are cautioned not to place undue reliance on any forward‑looking statements.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10‑K refer to Tuesday Morning Corporation and its subsidiaries.

PART I

Item 1.  Business

Business Overview

We are a leading off‑price retailer specializing in selling deeply-discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts. We are nationally known for providing a fresh selection of brand-name, high-quality merchandise – never seconds or irregulars – at prices generally below those of department and specialty stores, catalogs and online retailers. We opened our first store in 1974 and operated 751 stores in 40 states as of June 30, 2016. Our strong everyday value proposition is also supported with periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

We carry an ever changing assortment of products in a wide array of categories such as home décor, furniture, bed and bath, kitchen, toys, crafts, pets and seasonal goods.  In categories where brands are important, we carry first quality, high end brand-name merchandise such as Peacock Alley, Sferra, Lenox, Waterford and Hartmann.  In addition to branded goods, we also carry unique home furnishings items made around the world.  We buy our inventory opportunistically which allows us to offer great value to our customers.

The Tuesday Morning store environment is a treasure hunt of ever changing product, with new merchandise arriving weekly.  We buy our inventory broad and shallow which gives us the flexibility to take advantage of great buys in the market.  The opportunities that we find in the market come from a variety of sources, including direct from manufacturer, closeout sellers and occasionally other retailers.

Our key strengths are:

-	Ever changing assortment of high quality merchandise at great values
-	Strong supplier partnerships that allow us to access deals in the market
-	Broad and shallow buying model that allows us the flexibility to react to deals and current trends
-	Strong loyal customer base that has been shopping Tuesday Morning for many years
-	Predominantly female customer base that has above average discretionary spend
-	Experienced management team
-	Financial strength and liquidity

We believe that our customers are attracted to our stores primarily because of our limited quantities of first quality, brand-name merchandise which we offer at attractive prices. Our stores operate in both primary and secondary locations of major suburban markets, such as strip malls, near our middle and upper‑income customers. We are generally able to obtain favorable lease terms because of our flexibility regarding site selection and our “no frills” format, allowing us to use a wide variety of space configurations. We operate our business as a single operating segment.

Business Strategy

Several years ago, we began a transformation of our Company in order to regain our position as a leader in off‑price retail. We executed on a number of critical steps under our business turnaround strategy. These steps included exiting certain categories, refreshing and reorganizing stores, reducing the level of clearance merchandise, modifying company policies, and eliminating assets that were no longer needed. During this phase, we took specific steps to improve our inventory management process, sourcing of inventory, merchandise offerings and sales productivity.

In fiscal year 2014, we substantially completed work on the final phase of our turnaround strategy and moved into our rebuilding phase, in which we have focused on continued improvement of merchandise assortment, supply chain efficiency, inventory turns, marketing strategy and store demographics and infrastructure.

As a key component of this rebuilding phase, we are focused on improving store locations and the in-store experience for our customers. In this regard, we are closing unproductive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average two to three thousand square feet larger. In some cases, we are also expanding existing productive stores to this larger footprint. In addition, we are improving the finishes in these relocated, new and expanded stores, such as polished concrete floors, simple but attractive fixture packages and new lighting and color palettes, in an effort to match the in-store experience for our customers with the quality of our products.

Competition & Seasonality

We believe the principal factors by which we compete are brand names, price and breadth of product offerings. Our prices are generally below department stores and specialty and on‑line retailer prices and we offer a broad assortment of high‑end, first quality, brand-name merchandise. We currently compete against a diverse group of retailers, including department and discount stores, specialty, e‑commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2015, 2014, and 2013 accounted for approximately 33% of our annual net sales for each of the 2016, 2015 and 2014 fiscal years.

Working Capital Items

Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December. The increase in working capital needs during this time is typically financed with cash flow provided by operations and our revolving credit facility. Additional details are provided in the Liquidity and Capital Resources section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Inventory is the largest asset on our balance sheet. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands while keeping the inventory fresh and turning the inventory appropriately to optimize profitability.

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand-name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2016, our top ten vendors accounted for approximately 11% of total purchases, with no single vendor accounting for more than 3% of total purchases.

Low Cost Operations

We operate with a low cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a “no frills” format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

While we offer a “no frills” format in our stores, we have made progress in reorganizing and refreshing our stores to enhance the customers’ shopping experience. We offer a flexible return policy and we accept all major payment methods including cash, checks and all major credit cards. We continue to work on initiatives we believe will enhance our customers’ shopping experience.

Distribution

We utilize 1.4 million square feet of distribution center facilities in Dallas, Texas and a 0.6 million square foot distribution center in Phoenix, Arizona which service all of our stores throughout the United States. The Phoenix distribution center commenced operations during the fourth quarter of fiscal 2016. We shipped approximately 118 million units to our stores during fiscal 2016.

Pricing

Our pricing policy is to sell merchandise generally below retail prices charged by department stores and specialty and on‑line retailers. Prices are determined centrally and are uniform at all of our stores. Once a price is determined for a particular item, labels displaying two‑tiered pricing are affixed to the product. A typical price tag displays a “Compare At” price, and “Our Price”. Our buyers determine and verify retail “Compare At” prices by reviewing prices published in advertisements, catalogs, on‑line and manufacturers’ suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our information systems provide daily sales and inventory information, which enables us to evaluate our prices and inventory levels and to adjust prices on unsold merchandise in a timely manner and on a periodic basis as dictated by sales volumes and incoming purchases, thereby effectively managing our inventory levels and offering competitive pricing.

Employees

As of June 30, 2016, we employed 1,934 persons on a full‑time basis and 7,133 persons on a part‑time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

Intellectual Property

The trade name “Tuesday Morning” is material to our business. We have registered the name “Tuesday Morning” as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including but not limited to “Tuesday Morning Perks®”.  Solely for convenience, trademarks and trade names referred to in this Form 10‑K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor, to these trademarks and trade names.

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

Stores and Store Operations

Store Locations.  As of June 30, 2016, we operated 751 stores in the following 40 states:

State	# of Stores	State	# of Stores
Alabama	23	Missouri	19
Arizona	22	Nebraska	4
Arkansas	13	Nevada	7
California	64	New Jersey	11
Colorado	21	New Mexico	7
Delaware	2	New York	11
Florida	65	North Carolina	28
Georgia	34	North Dakota	1
Idaho	5	Ohio	24
Illinois	19	Oklahoma	11
Indiana	13	Oregon	13
Iowa	5	Pennsylvania	20
Kansas	10	South Carolina	21
Kentucky	13	South Dakota	1
Louisiana	19	Tennessee	22
Maryland	18	Texas	109
Massachusetts	2	Utah	6
Michigan	9	Virginia	35
Minnesota	9	Washington	13
Mississippi	14	Wisconsin	8

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

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 5,000 to 30,900 square feet, averaging on a per store basis approximately 11,000 square feet as of June 30, 2016.  Historically, we have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. With our current real estate strategy, we continue to be focused on designing a very functional, easy to shop environment that also highlights the quality of the merchandise.  We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

Store Operations.  Our stores are generally open seven days a week, excluding certain holidays. We continue to maintain the frequency of shipments of merchandise which results in improved efficiency of receiving and restocking activities at our stores. We attempt to align our part‑time employees’ labor hours with anticipated workload and with current customer sales. We conduct annual physical counts of our merchandise staggered throughout the year, except during the holiday selling season of November and December, primarily when stores are closed.

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

Risks Related to Our Business

We may not be successful in the implementation of our long‑term business strategy, which could adversely affect our business and our results of operations.

Our success depends, to a significant degree, on our ability to successfully implement our long‑term business strategy. Our ability to successfully implement our business strategies depends upon a significant number of factors, including but not limited to:

•	our ability to access an adequate supply of top‑quality merchandise from suppliers at a competitive price;
•	our ability to deliver profitable sales;
•	our ability to make adjustments as market conditions change;
•	customer acceptance of our marketing and merchandise strategies;
•	our ability to respond to competitive pressures in our industry;
•	the ability of our management team to properly respond to the dynamics and demands of our market;
•	our ability to achieve positive cash flow, particularly during our peak inventory build‑ups in advance of the holiday selling season; and
•	our employees’ ability to adapt to our new strategic initiatives.

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

The success of our business depends, to a significant extent, upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic and industry conditions;
•	unemployment;
•	the housing market;
•	deterioration in consumer confidence;
•	crude oil prices that affect gasoline and diesel fuel, as well as, increases in other fuels used to support utilities;
•	the effect of food prices on consumer discretionary spending;
•	efforts by our customers to reduce personal debt levels;
•	interest rates;
•	fluctuations in the financial markets;
•	tax rates and policies;

•	war, terrorism and other hostilities; and
•	consumer confidence in future economic conditions.

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

By its nature, specific off‑price merchandise items are available from manufacturers or vendors generally on a non‑recurring basis. As a result, we do not have long‑term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which may be for large quantities. Due to economic uncertainties, some of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying off‑price merchandise on terms acceptable to us. We cannot assure that manufacturers or vendors will continue to make off‑price merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. An inability to acquire suitable off‑price merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations, cash flows and financial condition.

Our results of operations will be negatively affected if we are not successful in managing our inventory profitably.

Inventory is the largest asset on our balance sheet and represented approximately 67%, 63% and 62% of our total assets at June 30, 2016, 2015 and 2014, respectively. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. We have recorded significant inventory write‑downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future.

The loss of, disruption in the operation of, or increased costs in the operation of our distribution center facilities would have a material adverse effect on our business and operations.

With few exceptions, all inventory is shipped directly from suppliers either to our distribution center in the Dallas, Texas metropolitan area, or our new Phoenix distribution center, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We may not anticipate all of the changing demands which our expanding operations will impose on our receiving and distribution system. We may also experience delays in or increased costs in ramping up our new Phoenix distribution center or integrating the center with our existing distribution operations. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event a distribution center is shut down for any reason.

The loss or departure of one or more members of our senior management or other key employees could have a material adverse effect on our business.

Our future performance will depend in large part upon the efforts and abilities of our senior management and other key employees. The loss of service of these persons could have a material adverse effect on our business and future prospects. We do not maintain key person life insurance for our senior management. In addition, we have recently experienced turnover of a number of members of senior management. We cannot provide any assurance that we will not experience future turnover related to our senior management team.

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

We cannot assure that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business. We compete for customers, employees, locations, merchandise, services and other important aspects of our business with many other local, regional, national and international retailers. We also face competition from alternative retail distribution channels such as catalogs and, increasingly, e‑commerce websites. Changes in the merchandising, pricing and promotional activities of those competitors, and in the retail industry, in general, may adversely affect our performance.

If we are unable to successfully execute our strategy of relocating and expanding existing stores and when appropriate, opening new stores, our operating performance could be adversely impacted.

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

While we opened stores in existing markets during fiscal 2016, 2015, and 2014, we also opened stores in new markets during that time period. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Increases in fuel prices and changes in transportation industry regulations or conditions may increase our freight costs and thus our cost of sales, which could have a material adverse effect on our business and operations.

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. In addition, the U.S. government requires drivers of over‑the‑road trucks to take certain rest periods which reduces the available amount of time they can drive during a 24‑hour period. Changes in trucking industry conditions, such as truck driver shortages and highway congestion, could increase freight costs. High fuel prices or surcharges, as well as stringent driver regulations and changes in transportation industry conditions, may increase freight costs and thereby increase our cost of sales.

If we are not able to generate strong cash flows from our operations or to continue to access credit markets, we will not be able to support capital expansion, operations or debt repayment.

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

If we do not attract, train and retain quality employees in appropriate numbers, including key employees and management, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other employees in large numbers, as well as, experienced buying and management personnel. Many of our employees are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation, changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates whether in response to market demands or new minimum wage legislation. Changes that adversely impact our ability to attract and retain quality employees and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2015, 2014, and 2013, accounted for approximately 33% of our annual net sales for each of the 2016, 2015, and 2014 fiscal years.  For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

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

If we are unable to maintain and protect our information technology systems and technologies, we could suffer disruptions in our business, damage to our reputation, increased costs and liability, and obstacles to our growth.

The operation of our business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point‑of‑sale systems in our stores, data centers that process transactions, and various software applications used in our operations.  Our systems are subject to damage or interruption from weather events, power outages, telecommunications or computer failures, computer viruses, security breaches, employee errors and similar occurrences. A failure of our systems to operate effectively as a result of damage to, interruption, or failure of any of these systems could result in data loss, a failure to meet our reporting obligations, or material misstatements in our consolidated financial statements, or cause losses due to disruption of our business operations and loss of customer confidence. These adverse situations could also lead to loss of sales or profits or cause us to incur additional repair, replacement and development costs.  Our inability to improve our information technology systems and technologies may fail to support our growth and may limit opportunities.

If we fail to protect the security of information about our business and our customers, suppliers, business partners and employees, we could damage our reputation and our business, incur substantial additional costs and become subject to litigation and government investigations and enforcement actions.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our computer networks and information systems.  The secure processing, maintenance and transmission of this information is critical to our operations.  Despite our security measures, our information technology and infrastructure and that of our service providers may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Any such attack or breach could compromise our security and remain undetected for a period of time, and confidential information could be misappropriated, resulting in a loss of customers’, suppliers’, business partners’ or employees’ personal information, negative publicity, harm to our business and reputation, and potentially causing us to incur costs to reimburse third parties for damages and potentially subjecting us to government investigations and enforcement actions. In addition, the regulatory environment surrounding data and information security and privacy is increasingly demanding, as new and revised requirements are frequently imposed across our business. For example, during 2015, we were required to comply with new chip card standards. Compliance with more demanding privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, and implementing new initiatives could result in system disruptions. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

We are subject to various government regulations, changes in the existing laws and regulations and new laws and regulations which may adversely affect our operations and financial performance.

The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and building and zoning requirements. Difficulties or failures in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, health insurance mandates, working and safety conditions, and immigration status requirements. In May 2016, the Department of Labor released its final rule increasing the minimum salary that employees must be paid to qualify as exempt from the overtime requirements under the Fair Labor Standards Act, which will likely increase our labor costs.  Additionally, potential changes in federal labor laws, including “card check” regulations, could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Additionally, we are subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to private litigation and government investigations and enforcement actions, as well as materially damage our reputation with our customers. While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, penalties or fines and may be required to cease operations until we achieve compliance which could have a material adverse effect on our consolidated financial results and operations.

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

We purchase merchandise from third parties and offer this merchandise to customers for sale. In addition, as discussed above, we currently expect to develop and manufacture certain merchandise for sale, initially on a very limited basis. Merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third‑party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

Our stores may be adversely affected by local conditions, natural disasters, and other events.

Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters, and other events. If severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather conditions occur during the second quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage our stores or other operations, which may adversely affect our consolidated financial results. Additionally, demographic shifts in the areas where our stores are located could adversely impact our consolidated financial results and operations.

Our results of operations may be negatively affected by inventory shrinkage.

We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not fluctuated significantly in recent years, we cannot assure that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our results of operations could be affected adversely.

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

Because we do not presently have any plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.

We have not paid a regular cash dividend since 2008 and do not presently have any plans to pay dividends.  Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

From July 1, 2015 to June 30, 2016, the trading prices of our common stock ranged from a low of $4.86 per share to a high of $11.45 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10‑K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as well.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Stores.  We lease all of our stores from unaffiliated third parties, except one Company‑owned store located adjacent to our existing distribution facility in Dallas, Texas. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At June 30, 2016, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of a store lease is approximately five years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty 24 to 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

Distribution Facilities and Corporate Headquarters.

We own a 104,675 square foot building which houses our corporate office in Dallas, Texas. Our Dallas distribution center utilizes approximately 1.4 million square feet of which 1.2 million square feet is owned and 0.2 million square feet, which we do not consider part of our long-term distribution network, is leased through December 2017 in connection with a sale-leaseback transaction executed in the fourth quarter of fiscal 2016. During fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our new, additional distribution center in Phoenix, Arizona which started operations in the fourth quarter of fiscal 2016.

We lease from unaffiliated third parties two parcels of land of approximately 301,600 square feet, for trailer storage and parking.

We are continuing to evaluate the reorganization of our distribution network and facilities to accommodate our distribution requirements for our existing store base as well as for future growth.

Item 3.  Legal Proceedings

From time to time, we are involved in litigation which is incidental to our business. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TUES.” The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2016
First quarter	$11.45	$4.86
Second quarter	$7.36	$5.11
Third quarter	$8.47	$5.01
Fourth quarter	$9.23	$6.15
Fiscal Year Ended June 30, 2015
First quarter	$19.90	$16.01
Second quarter	$22.82	$17.47
Third quarter	$22.88	$14.90
Fourth quarter	$17.58	$11.20

As of August 17, 2016, there were approximately 249 holders of record of our common stock.

Dividend Policy

During the fiscal years ended June 30, 2016 and 2015, we did not declare or pay any cash dividends on our common stock. We do not presently have plans to pay dividends on our common stock. Our revolving credit facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Revolving Credit Facility.”

Repurchases of Common Equity

On August 22, 2011, our Board of Directors adopted a share repurchase program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the twelve month period ended June 30, 2016, 18,166 shares were repurchased under the Repurchase Program at an average cost of $7.07 per share and for a total cost (excluding commissions) of approximately $129,000. All of such shares were purchased by us in connection with the vesting of equity awards under our equity incentive plans.

Repurchases of equity securities during the three months ended June 30, 2016 are listed in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2016	2,314	$8.68	2,314	$3,242,959
May 1 through May 31, 2016	2,314	$6.80	2,314	$3,227,223
June 1 through June 30, 2016	2,313	$7.02	2,313	$3,210,981
Total	6,941	$7.50	6,941	$3,210,981

(1)	As of June 30, 2016, 1.8 million shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.8 million.

Stock Price Performance

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2016, 2015, 2014, 2013 and 2012, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre‑established industry index. The chart assumes that $100 was invested on June 30, 2011, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tuesday Morning, the S&P 500 Index

and the S&P 500 Retailing Index

*	$100 invested on 6/30/11 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

Copyright© 2014 S&P, a division of The McGraw‑Hill Companies Inc. All rights reserved.

These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Item 6.  Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for the fiscal years ended June 30, 2016, 2015, 2014, 2013, and 2012.

The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share, per square foot, square foot per store amounts and number of stores)
Statement of Operations Data:
Net sales	$956,396	$906,365	$864,844	$838,314	$812,782
Cost of sales	614,594	579,746	562,692	578,876	503,918
Gross profit	341,802	326,619	302,152	259,438	308,864
Selling, general and administrative expenses	339,398	314,263	310,205	315,933	301,427
Operating income/(loss)	2,404	12,356	(8,053)	(56,495)	7,437
Interest expense	(1,068)	(1,445)	(1,500)	(1,677)	(2,254)
Other income/(expense), net	2,640	(495)	(582)	(5,236)	224
Income/(loss) before income taxes	3,976	10,416	(10,135)	(63,408)	5,407
Income tax provision/(benefit)	263	31	41	(7,032)	1,494
Net income/(loss)	$3,713	$10,385	$(10,176)	$(56,376)	$3,913
Earnings/(loss) per share:
Basic	$0.08	$0.24	$(0.24)	$(1.33)	$0.09
Diluted	$0.08	$0.24	$(0.24)	$(1.33)	$0.09
Weighted average shares outstanding:
Basic	43,705	43,480	42,943	42,248	41,986
Diluted	43,736	43,770	42,943	42,248	42,536
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	769	810	828	852	861
Opened during period	16	5	9	10	24
Closed during period	(34)	(46)	(27)	(34)	(33)
Open at end of period	751	769	810	828	852
Comparable store sales increase/(decrease)(1)	7.8%	7.2%	6.1%	3.9%	(3.1)%
Average sales per store(2)	$1,263	$1,148	$1,058	$1,000	$950
Inventory turnover(3)	2.5	2.6	2.6	2.2	1.9
Total square footage	8,326	8,341	8,593	8,641	8,652
Net Sales per square foot	$115	$107	$100	$97	$95
Average square feet per store	11,100	11,000	10,700	10,500	10,200

	As of June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Working capital	$138,947	$152,580	$139,604	$141,986	$188,828
Inventories	242,315	209,984	207,663	211,981	265,630
Total assets	361,970	334,875	332,344	320,889	396,632
Total debt, including current portion	—	—	—	—	—
Total stockholders’ equity	227,282	220,289	203,310	207,457	260,191

(1)

Stores are included in the comparable store sales calculation at the beginning of the quarter following the first anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered a comparable store for purposes of this computation. The number of days our stores are open may fluctuate from period to period.

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

Overview

•

We sell off‑price, deeply-discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts generally below retail prices charged by department and specialty stores, catalogs and on‑line retailers. Our strong everyday value proposition is also supported with periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

•

During fiscal 2016, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing unproductive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average two to three thousand square feet larger, (ii) expanding some existing productive stores to the larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•

We operate 751 stores in 40 states as of June 30, 2016. As part of the implementation of our real estate strategy, our store base decreased by 18 stores in fiscal 2016, decreased by 41 stores in fiscal 2015, and decreased by 18 stores in fiscal 2014. We relocated 46 stores in fiscal 2016, 30 stores in fiscal 2015, and 13 stores in fiscal 2014.

•

For fiscal 2016, net sales were $956.4 million, an increase of 5.5% compared to fiscal 2015, primarily due to an increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 7.8%. The increase in comparable store sales was comprised of an increase in customer transactions of 7.9%, slightly offset by a 0.1% decrease in average ticket. Sales at the 46 stores relocated during the past 12 months increased approximately 53% on average for fiscal 2016 as compared to last year and contributed approximately 230 basis points to the total company comparable store sales increase of 7.8%.

•

Our operating income for fiscal 2016 was $2.4 million compared to $12.4 million for the twelve months ended June 30, 2015. Our net income for fiscal 2016 was $3.7 million, or diluted net income per share of $0.08, compared to a net income of $10.4 million, or diluted net income per share of $0.24, for the twelve months ended June 30, 2015.

•	Adjusted EBITDA for fiscal 2016 was $30.5 million compared to $30.0 million for fiscal 2015.

•

Inventory levels at June 30, 2016 increased $32.3 million to $242.3 million from $210.0 million at June 30, 2015. Inventory turnover for the trailing five quarters as of June 30, 2016 was 2.5 turns, slightly less as compared to the trailing five quarters as of June 30, 2015 of 2.6 turns.

•

Cash and cash equivalents at June 30, 2016 decreased $30.6 million to $14.2 million from $44.8 million at June 30, 2015.  There were no outstanding borrowings under our revolving credit facility as of June 30, 2016.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.3	64.0	65.1
Gross margin	35.7	36.0	34.9
Selling, general and administrative expenses	35.5	34.7	35.9
Operating income/(loss)	0.3	1.3	(1.0)
Interest expense	(0.1)	(0.2)	(0.2)
Other income/(expense)	0.3	(0.1)	(0.1)
Income tax provision/(benefit)	0.0	0.0	(0.0)
Net income/(loss)	0.4	1.1	(1.2)
Number of stores open at end of period	751	769	810

Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs.  Selling, general and administrative expense increases and decreases are generally attributable to changes in variable expenses. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Non-GAAP Financial Measures

The Company defines EBITDA as net income before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that the Company does not believe are representative of its core operating performance. This measure is not a presentation made in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or loss as a measure of operating performance. In addition, Adjusted EBITDA is not presented as, and should not be considered as, an alternative to cash flows as a measure of liquidity. Adjusted EBITDA should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP and should not be construed as an inference that the Company’s future results will be unaffected by such adjustments. The Company believes it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate the Company’s operating performance. These non-GAAP financial measures are included to supplement the Company’s financial information presented in accordance with GAAP and because the Company uses these measures to monitor and evaluate the performance of its business as a supplement to GAAP measures and believes the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in the Company’s business and evaluate the Company’s performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

Adjusted EBITDA.  The following table reconciles net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure:

(in thousands)

	Twelve Months Ended
	June 30,
	2016	2015
Net income (GAAP)	$3,713	$10,385
Depreciation and amortization	16,010	12,426
Interest expense, net	977	1,420
Income tax provision	263	31
EBITDA	20,963	24,262
Share-based compensation expense (1)	3,115	5,361
Cease-use rent expense	3,200	—
Phoenix distribution center related expenses	4,457	288
Other strategic initiative related expenses	1,250	57
Gain on sale of assets	(2,515)	—
Adjusted EBITDA (non-GAAP)	$30,470	$29,968
(1)

Charges related to share-based compensation programs, which vary from period to period depending on volume and vesting timing of awards.  The Company adjusts for these charges to facilitate comparisons from period to period.

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Net sales increased $50.0 million, or 5.5%, to $956.4 million in fiscal 2016 from $906.4 million in fiscal 2015, primarily due to a $67.7 million increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 7.8%. The increase in comparable store sales was comprised of an increase in customer transactions of 7.9%, slightly offset by a decrease in average ticket of 0.1%. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $17.7 million, resulting in a 195 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 34 store closures, partially offset by 16 store openings, which have occurred since the end of fiscal 2015.

Gross profit for fiscal 2016 was $341.8 million, an increase of 4.7% compared to $326.6 million for fiscal 2015. As a percentage of net sales, gross margin decreased to 35.7% in fiscal 2016 compared with 36.0% in fiscal 2015. This  decrease in gross margin rate of 30 basis points was primarily driven by an increase in supply chain and distribution costs to support higher sales volume, higher buying costs, as we have made greater investments in our merchant organization, and an increase in markdowns, partially offset by improvements in initial merchandise mark-up.

Selling, general and administrative expenses (SG&A) increased $25.1 million, or 8.0%, to $339.4 million in fiscal 2016 from $314.3 million in the prior fiscal year. As a percentage of net sales, SG&A increased to 35.5% in fiscal 2016 from 34.7% in fiscal 2015. This increase was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, and $3.2 million of incremental rent expense in the current year, including a $2.0 million reserve for future lease payments, related to stores we exited prior to lease expiration, along with increased advertising. Additionally, during the current year, we incurred costs for our new Phoenix distribution center associated with the opening and ramping up of the new facility, a portion of which related to the delays in the completion of that facility. The increase was also driven by higher employee and recruiting costs, partially offset by favorable share based compensation expense in the current year compared to the prior year due to executive vacancies during the current year. We recorded approximately $8.9 million of incremental expenses in fiscal 2016 to support our strategic initiatives, which negatively impacted our operating results. These costs included $3.2 million of incremental rent expense related to closing stores prior to lease termination as explained above, as well as up-front costs for the Phoenix distribution center and duplication of certain costs at our Dallas facility, which has not yet ramped down to normalized levels, and other investments in the business such as recruiting costs for key executive positions, an inventory management project, expenses related to advertising research, and investments in store prototype development.

Our operating income was $2.4 million during fiscal 2016 as compared to $12.4 million for fiscal 2015. The decrease was primarily due to higher SG&A discussed above, partially offset by higher gross profit from higher net sales.

Net interest expense decreased $0.3 million to $1.1 million in fiscal 2016 compared to $1.4 million in the prior year, as a result of lower rates on our New Revolving Credit Facility combined with no borrowings during fiscal 2016. Other income/(expense) increased $3.1 million to other income of $2.6 million in fiscal 2016 compared to $0.5 million of other expense in fiscal 2015. This change was primarily attributable to a $2.5 million gain in connection with a sale-leaseback transaction in fiscal 2016.

Income tax expense for fiscal 2016 was $263,000 compared to $31,000 in fiscal 2015. The effective tax rates for fiscal 2016 and 2015 were 6.6% and 0.3%, respectively. A full valuation allowance was recorded against our deferred tax assets as of June 30, 2016.  The total valuation allowance at the end of fiscal years 2016, 2015 and 2014 was $16.0 million, $16.7 million and $20.2 million, respectively. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the valuation allowance.

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Net sales increased $41.6 million, or 4.8%, to $906.4 million in fiscal 2015 from $864.8 million in fiscal 2014, primarily due to an increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 7.2%. The increase in comparable store sales was comprised of an increase in customer transactions of 7.0%, along with an increase in average ticket of 0.2%. Our comparable store sales increase in fiscal 2015 was partially offset by a decrease in our non-comparable store sales compared to the prior year, which decreased a total of $18.2 million, resulting in a 240 basis point negative impact on our increase in net sales.  The non-comparable store sales decrease in fiscal 2015 was driven by 46 store closures, partially offset by 5 store openings, which occurred during the year.

Gross profit for fiscal 2015 was $326.6 million, an increase of 8.1% compared to $302.2 million for fiscal 2014. As a percentage of net sales, gross margin increased to 36.0% in fiscal 2015 compared with 34.9% in fiscal 2014. This increase in gross margin rate of 110 basis points was primarily driven by reduced markdowns in fiscal 2015, partially offset by slightly lower initial mark-up. Gross margin in fiscal 2014 was impacted by a $5.3 million markdown charge as a result of the strategic decision to accelerate the sell-off of merchandise categories.

SG&A increased $4.1 million, or 1.3%, to $314.3 million in fiscal 2015 from $310.2 million in the prior fiscal year. As a percentage of net sales, SG&A decreased to 34.7% in fiscal 2015 from 35.9% in fiscal 2014 due to strong expense management in fiscal 2015, particularly in store labor, combined with higher expenses incurred as part of our strategic company turnaround in the prior year. These expenses, primarily legal, consulting, recruiting, store reorganization and cleanup, and employee severance totaled $4.6 million in fiscal 2014.

Net interest and other expense decreased $0.2 million to $1.9 million of expense in fiscal 2015 compared to $2.1 million of expense in fiscal 2014. This decrease was primarily attributable to expenses in fiscal 2014 relating to the discontinuation of our e‑commerce platform.

Income tax expense for fiscal 2015 was $31,000 compared to income tax expense of $41,000 in fiscal 2014. The effective tax rates for fiscal 2015 and fiscal 2014 were 0.3% and (0.4%), respectively. A full valuation allowance was recorded against our deferred tax assets as of June 30, 2015.  The total valuation allowance at the end of fiscal years 2015, 2014 and 2013 was $16.7 million, $20.2 million and $16.2 million, respectively. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) resulted from the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal 2016, cash provided by operating activities was $8.4 million, compared to cash provided by operating activities of $9.7 million in the prior year. The $8.4 million of cash provided by operating activities for fiscal 2016 was due to net income of $3.7 million adjusted for non-cash items, including depreciation and amortization of $16.5 million, share based compensation expense of $3.1 million, loss on disposal of assets of $0.7 million, which primarily related to our store closing and relocation program, which were partially offset by a non-cash gain on sale-leaseback of $2.5 million recorded in other income. Also impacting the cash provided by operating activities were increases in accounts payable of $6.6 million, accrued liabilities of $6.7 million, deferred rent of $2.8 million, cease-use rent of $0.9 million, asset retirement obligations of $1.4 million and decreases in prepaid expenses and other current assets of $0.7 million, which were partially offset by an increase in inventory of $30.0 million. The growth in inventory was primarily due to a higher level of pack-and-hold inventory from opportunistic buys, inventory in preparation for our July advertisement, higher levels of store inventory, a greater portion of which is in regular priced versus clearance inventory this year, additional investment in seasonal inventory, and incremental inventory related to our import strategy.  There were no significant changes to our vendor payment policy during fiscal 2016, 2015, or 2014.

In fiscal 2015, cash provided by operating activities was $9.7 million, compared to cash provided by operating activities of $31.2 million in fiscal 2014. The $9.7 million of cash provided by operating activities for fiscal 2015 was due to net income of $10.4 million, plus the non-cash impacts of depreciation of $12.4 million, stock compensation expense of $5.4 million, and loss on disposal of assets of $1.1 million, which primarily related to our store closing and relocation program, partially offset by a decrease in accounts payable of $12.0 million, decreased accrued liabilities of $5.3 million and increased inventory of $2.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities was due to capital expenditures of $45.5 million, $15.5 million and $13.4 million for the fiscal years ended June 30, 2016, 2015, and 2014, respectively. Capital expenditures were primarily associated with store relocations, expansions and new store openings, capital improvements to existing stores, the new Phoenix distribution center and enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment. The increase in investment spend in fiscal 2016 as compared to fiscal 2015 was primarily driven by $16.0 million of increased spending on the Phoenix distribution center and related information technology and $10.5 million of increased spending on new, relocated and expanded stores.  In fiscal year 2016, we received $8.8 million of proceeds from the sale of two buildings and land that comprise a portion of the Dallas distribution center facilities in a sale-leaseback transaction.  Additionally, in fiscal 2016, we invested $1.3 million in intellectual property.

We currently expect to incur capital expenditures in the range of $40 million to $45 million in fiscal year 2017.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.0 million in fiscal 2016 was primarily comprised of $0.9 million of debt issuance costs related to the New Revolving Credit Facility, discussed below. Net cash provided by financing activities in fiscal years 2015 and 2014 was due to the proceeds from employee stock option exercises which were $0.9 million and $3.0 million, respectively.

New Revolving Credit Facility

On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), which replaced our prior revolving credit facility. The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.  As of June 30, 2016, we were in compliance with all of the New Revolving Credit Facility covenants.

At June 30, 2016, we had no amounts outstanding under the New Revolving Credit Facility, $5.7 million of outstanding letters of credit and availability of $119.3 million under the New Revolving Credit Facility. Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility, payable quarterly. Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense of $1.1 million for fiscal 2016 was due to commitment fees of $0.6 million and the amortization of financing fees of $0.5 million.

Prior Revolving Credit Facility

Prior to entering into the New Revolving Credit Facility on August 18, 2015, we were party to a credit agreement providing for an asset based, five-year senior secured revolving credit facility in the amount of up to $180.0 million maturing on November 17, 2016. Our former indebtedness under this revolving credit facility was secured by a lien on substantially all of our assets. The revolving credit facility contained certain restrictive covenants, which affected, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. Our former financial covenant required that we maintain availability of 10% of our calculated borrowing base, but never less than $15 million. Our prior revolving credit facility limited, in some instances, payment of cash dividends and repurchases of our common stock. In order to make a restricted payment, including payment of a dividend or a repurchase of shares, we were required to maintain availability of 17.5% of our lenders’ aggregate commitments under the revolving credit facility for three months prior to, and on a pro forma basis for the six months immediately following, and after giving effect to, the restricted payment and we were required to satisfy a fixed charge coverage ratio requirement.

At June 30, 2015, we had no amounts outstanding under the prior revolving credit facility, $5.9 million of outstanding letters of credit and availability of $100.2 million under the prior facility. The letters of credit were primarily for self-insurance purposes.

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

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, proceeds from the sale of owned properties and borrowings under our revolving credit facility. Cash and cash equivalents as of June 30, 2016, 2015, and 2014, were $14.1 million, $44.8 million, and $49.7 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during our second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our New Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

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

Inventory is the largest asset on our balance sheet and represented approximately 67%, 63%, and 62% of total assets at June 30, 2016, 2015, and 2014, respectively. Inventory increased 15.4%, or $32.3 million, from June 30, 2015 to June 30, 2016. Inventory increased 1.1%, or $2.3 million, from June 30, 2014 to June 30, 2015. On a per store basis, inventory increased 18.2% from June 30, 2015 to June 30, 2016 and increased 6.5% from June 30, 2014 to June 30, 2015.

Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide new merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Permanent markdowns may vary throughout the quarter or year in timing, with higher markdowns traditionally recorded in the quarters ending December 31 and June 30, primarily due to seasonal merchandise.

The effect of a 1.0% markdown in the value of our inventory at June 30, 2016 would result in a decline in gross profit and a reduction in our earnings per share for the fiscal year ended June 30, 2016 of $2.4 million and $0.05, respectively.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.2 million, $3.3 million, and $1.0 million, respectively, at June 30, 2016 and $7.8 million, $2.9 million, and $1.4 million, respectively, at June 30, 2015.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims paid reduce our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $3.4 million, $4.0 million and $7.2 million, respectively, for the fiscal year ended June 30, 2016; $3.6 million, $3.2 million and $7.6 million, respectively, for the fiscal year ended June 30, 2015; and $5.6 million, $3.8 million and $8.4 million, respectively, for the fiscal year ended June 30, 2014.

Share‑based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 have a vesting period of one to five years and expire ten years from the date of grant. Options granted after June 30, 2008, typically vest over periods of one to four years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share‑based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black‑Scholes option pricing model. Determining the fair value of share‑based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, the risk free rate, the expected term and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share‑based awards that are expected to be forfeited. Amortization for share‑based compensation expense was $3.1 million for the fiscal year ended June 30, 2016, $5.4 million for the fiscal year ended June 30, 2015 and $3.0 million for the fiscal year ended June 30, 2014.

Income taxes—We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in our consolidated balance sheets. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, future reversals of taxable temporary differences, estimates of future income and tax planning strategies. We have elected to utilize the “with and without” method for purposes of determining when excess tax benefits will be realized. We are subject to income tax in many jurisdictions, including the United States, various states and localities. At any point in time, we may not be subject to audit by any of the various jurisdictions; however, we record estimated reserves for uncertain tax benefits for potential domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, our tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our reserves for uncertain tax benefits or our deferred tax assets or liabilities, which could impact our effective tax rate.

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of June 30, 2016.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2016 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$352,191	$80,005	$116,726	$66,313	$89,147
Maintenance, insurance and taxes on operating leases	59,517	13,520	19,726	11,206	15,065
Commitment fees on New Revolving Credit Facility	2,155	521	1,042	592	—
Total	$413,863	$94,046	$137,494	$78,111	$104,212

Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. The operating lease obligations include the lease obligations of our new, additional distribution center in Phoenix, Arizona. We do not consider most merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order.

Commitment fees on the New Revolving Credit Facility are calculated based on contractual commitment fees and standby letter of credit fees assuming our current balances of zero on the revolving credit facility and letters of credit totaling $5.7 million. See "—Liquidity and Capital Resources—New Revolving Credit Facility" above.

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

Quarterly Results and Seasonality

The following tables set forth certain quarterly financial data for the eight quarters ended June 30, 2016. The quarterly information is unaudited, but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10‑K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10‑K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016
Net sales	$202,328	$319,876	$211,380	$222,812
Gross profit(1)	72,674	112,679	77,477	$78,971
Operating income/(loss)(1)	(5,956)	20,571	(5,932)	$(6,281)
Net income/(loss)(1)	(6,140)	18,944	(5,240)	(3,851)
Basic income/(loss) per share(2)	(0.14)	0.43	(0.12)	(0.09)
Diluted income/(loss) per share(2)	(0.14)	0.43	(0.12)	(0.09)
Comparable store sales increase	3.6%	8.4%	13.4%	6.0%

	Quarters Ended
	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015
Net sales	$202,208	$301,401	$189,726	$213,030
Gross profit(1)	71,934	109,046	72,400	73,237
Operating income/loss(1)	(5,755)	24,222	(2,115)	(3,997)
Net income/(loss)(1)	(6,230)	23,658	(2,804)	(4,240)
Basic income/(loss) per share(2)	(0.14)	0.54	(0.06)	(0.10)
Diluted income/(loss) per share(2)	(0.14)	0.54	(0.06)	(0.10)
Comparable store sales increase	11.3%	7.6%	6.5%	3.6%

(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.
(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2016 and 2015 may not equal the total computed for the year.

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

Inflation

In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2016, 2015, or 2014. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2016, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rates.  Our New Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate, plus the applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). In fiscal 2016, we made no borrowings. Due to the minimal period of time we sustain outstanding borrowings, if any, we consider our exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2016, we did not have any borrowings or long‑term debt outstanding. More information about debt held by us is available in Note 3 to the Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10‑K and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that their objectives are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2016, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016 of Tuesday Morning Corporation and our report dated August 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

August 19, 2016

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2016 Annual Meeting of Stockholders under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance”, “Executive Officers”, “Meetings and Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

We have adopted a “Code of Business Conduct” that establishes the business conduct to be followed by all of our officers, employees and members of our Board of Directors, which is available on our website at www.tuesdaymorning.com under “Investor Relations—Corporate Governance.” Any amendment of our Code of Business Conduct or waiver to our Code of Business Conduct with respect to our directors and executive officers, will be posted on our website.

There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2016 Annual Meeting of Stockholders under the captions “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2016 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2016. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column) (thousands)
Equity Compensation Plans Approved by Security Holders	3,212	$8.57	2,731
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,212	$8.57	2,731

Item 13.  Certain Relationships and Related Transactions, Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2016 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2016 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10‑K.
(1)	Financial Statements:

The list of financial statements required by this Item is set forth in Item 8.

(2)	Financial Statement Schedules:

All financial statement schedules called for under Regulation S‑X are omitted because either they are not required under the related instructions and/or are not material or are included in the consolidated financial statements or notes thereto included elsewhere in this Form 10‑K.

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

TUESDAY MORNING CORPORATION
Date: August 19, 2016
	By:	/s/ Steven R. Becker
Steven R. Becker Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven R. Becker	Chief Executive Officer (Principal Executive Officer) and Director	August 19, 2016
Steven R. Becker

/s/ Stacie R. Shirley	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 19, 2016
Stacie R. Shirley

/s/ terry burman	Chairman of the Board	August 19, 2016
Terry Burman

/s/ frank m. hamlin	Director	August 19, 2016
Frank M. Hamlin

/s/ william montalto	Director	August 19, 2016
William Montalto

/s/ sherry m. smith	Director	August 19, 2016
Sherry M. Smith

/s/ jimmie l. wade	Director	August 19, 2016
Jimmie L. Wade

/s/ richard s. willis	Director	August 19, 2016
Richard S. Willis

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated August 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

August 19, 2016

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2016	2015 As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$14,150	$44,788
Inventories	242,315	209,984
Prepaid expenses	6,620	6,978
Other current assets	512	823
Total Current Assets	263,597	262,573
Property and equipment, net	94,723	70,447
Deferred financing costs	1,312	871
Other assets	2,338	984
Total Assets	$361,970	$334,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,853	$74,242
Accrued liabilities	43,797	35,751
Total Current Liabilities	124,650	109,993
Deferred rent	6,747	3,072
Asset retirement obligation — non current	2,561	1,163
Other liabilities - non current	730	358
Total Liabilities	134,688	114,586
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,340,214 shares issued and 44,560,896 shares outstanding at June 30, 2016 and 45,830,244 shares issued and 44,069,092 shares outstanding at June 30, 2015	463	458
Additional paid-in capital	230,488	227,085
Retained earnings/(deficit)	3,120	(593)
Less: 1,779,318 common shares in treasury, at cost, at June 30, 2016 and 1,761,152 common shares in treasury, at cost, at June 30, 2015	(6,789)	(6,661)
Total Stockholders’ Equity	227,282	220,289
Total Liabilities and Stockholders’ Equity	$361,970	$334,875

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2016	2015	2014
Net sales	$956,396	$906,365	$864,844
Cost of sales	614,594	579,746	562,692
Gross profit	341,802	326,619	302,152
Selling, general and administrative expenses	339,398	314,263	310,205
Operating income/(loss)	2,404	12,356	(8,053)
Other income/(expense):
Interest expense	(1,068)	(1,445)	(1,500)
Other income/(expense), net	2,640	(495)	(582)
Income/(loss) before income taxes	3,976	10,416	(10,135)
Income tax provision	263	31	41
Net income/(loss)	$3,713	$10,385	$(10,176)
Earnings Per Share
Net income/(loss) per common share:
Basic	$0.08	$0.24	$(0.24)
Diluted	$0.08	$0.24	$(0.24)
Weighted average number of common shares:
Basic	43,705	43,480	42,943
Diluted	43,736	43,770	42,943

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained (Deficit)	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance at June 30, 2013	42,786	$445	$214,012	$(802)	$(6,198)	$207,457
Net loss	—	—	—	(10,176)	—	(10,176)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	234	2	—	—	—	2
Shares issued in connection with exercises of employee stock options	666	7	3,292	—	—	3,299
Purchase of treasury stock	(23)	—	—	—	(320)	(320)
Amortization of share-based compensation expense	—	—	3,048	—	—	3,048
Balance at June 30, 2014	43,663	$454	$220,352	$(10,978)	$(6,518)	$203,310
Net income	—	—	—	10,385	—	10,385
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	252	3	—	—	—	3
Shares issued in connection with exercises of employee stock options	161	1	1,099	—	—	1,100
Purchase of treasury stock	(7)	—	—	—	(143)	(143)
Amortization of share-based compensation expense	—	—	5,634	—	—	5,634
Balance at June 30, 2015	44,069	$458	$227,085	$(593)	$(6,661)	$220,289
Net income	—	—	—	3,713	—	3,713
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	505	5	—	—	—	5
Shares issued in connection with exercises of employee stock options	5	—	—	—	—	—
Purchase of treasury stock	(18)				(128)	(128)
Amortization of share-based compensation expense	—	—	3,403	—	—	3,403
Balance at June 30, 2016	44,561	$463	$230,488	$3,120	$(6,789)	$227,282

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net income/(loss)	$3,713	$10,385	$(10,176)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	16,010	12,426	12,188
Amortization of financing costs	462	595	595
Share-based compensation expense	3,115	5,362	2,975
Loss on disposal of assets	700	1,109	1,271
Gain on sale-leaseback	(2,515)	—	—
Deferred income taxes	11	—	2,861
Change in operating assets and liabilities:
Inventories	(32,043)	(2,050)	4,391
Prepaid and other current assets	669	(885)	2,003
Other assets	(36)	(260)	479
Accounts payable	6,611	(12,042)	13,326
Accrued liabilities	6,653	(5,253)	3,899
Other liabilities—non-current	2,268	—	(2,289)
Deferred rent	2,805	351	(164)
Income taxes payable	(10)	(53)	(161)
Net cash provided by operating activities	8,413	9,685	31,198
Cash flows from investing activities:
Capital expenditures	(45,545)	(15,541)	(13,434)
Proceeds from sale-leaseback transaction	8,797	—	—
Purchase of intellectual property	(1,318)	—	—
Proceeds from sale of assets	41	47	45
Net cash used in investing activities	(38,025)	(15,494)	(13,389)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	6,000	25,100
Repayments under revolving credit facility	—	(6,000)	(25,100)
Proceeds from the exercise of employee stock options	5	1,104	3,301
Purchase of treasury stock	(128)	(143)	(320)
Payment of financing costs	(903)	(50)	—
Net cash provided by/(used in) financing activities	(1,026)	911	2,981
Net increase/(decrease) in cash and cash equivalents	(30,638)	(4,898)	20,790
Cash and cash equivalents, beginning of period	44,788	49,686	28,896
Cash and cash equivalents, end of period	$14,150	$44,788	$49,686
Supplemental cash flow information:
Interest paid	$541	$800	$844
Income taxes paid (refunds received)	256	162	(4,819)

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Throughout these notes, Tuesday Morning Corporation is referred to as “Tuesday Morning,” “we” or “the Company”.

Tuesday Morning is a leading retailer of off‑price, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts that we generally sell below retail prices charged by department and specialty stores, catalogs and on‑line retailers in the United States. We operated 751 discount retail stores in 40 states as of June 30, 2016 (769 and 810 stores at June 30, 2015 and 2014, respectively). We distribute periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

(a)

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment. Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income/(loss) in any period.  We no longer present a separate statement of comprehensive income, as we have no material other comprehensive income items.  Our fiscal year ended on June 30, 2016, which we refer to as fiscal 2016.

(b)

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

(c)

Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2016 and 2015, credit card receivables from third party consumer credit card providers were $4.8 million and $3.7 million, respectively.

(d)

Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of sales is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $83.7 million, $73.4 million, and $70.5 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2016, 2015, and 2014, respectively. We have capitalized $32.6 million and $26.0 million of such costs in inventory at June 30, 2016 and 2015, respectively.

Stores conduct annual physical inventories, staggered throughout the year. We make adjustments to our financial statements based on the results of the physical inventories. During periods where no physical inventories occur, we utilize an estimate for recording shrinkage reserves, based on historical trends of physical inventory results. These shrinkage reserves may require a favorable or unfavorable adjustment to actual results to the extent our subsequent physical inventories yield a different result.

We review our inventory during and at the end of each quarter to ensure that all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market by recording permanent markdowns to our on hand inventory. Management believes these markdowns result in the appropriate prices necessary to stimulate demand for the merchandise. Actual recorded permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.

(e)

Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements and equipment are depreciated on a straight‑line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings	30 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of lease life or life of improvement
Equipment	5 to 10 years
Software	3 to10 years

Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our accounts and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized. For the fiscal year ended June 30, 2016, we disposed of assets with a net book value of approximately $0.7 million, primarily related to our store closing and relocation program, which is presented in other income/(expense) on the Consolidated Statement of Operations. We also sold two Dallas distribution center buildings and land with a total net book value of $5.2 million in a sale-leaseback transaction (see further discussion in (q) below).  For the fiscal year ended June 30, 2015, we disposed of assets with a net book value of approximately $1.1 million, primarily related to our store closing and related relocation program.

(f)

Deferred Financing Costs—Deferred financing costs represent costs paid in connection with obtaining bank and other long‑term financing. These costs are amortized over the term of the related financing using the effective interest method.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.2 million and $3.3 million and $1.0 million, respectively, at June 30, 2016 and $7.8 million, $2.9 million, and $1.4 million, respectively, at June 30, 2015.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $3.4 million, $4.0 million and $7.3 million, respectively, for the fiscal year ended June 30, 2016 and $3.6 million, $3.2 million and $7.6 million, respectively, for the fiscal year ended June 30, 2015.

(i)

Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax. We maintain a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (36 months as of the end of fiscal 2016) and the breakage amounts are included in net sales in the Consolidated Statement of Operations. We recorded $0.6 million,$0.2 million and $0.5 million of gift card breakage in fiscal years 2016, 2015 and 2014 respectively.

(j)

Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2016, 2015, and 2014 were $28.9 million, $25.6 million, and $26.2 million, respectively. We do not receive consideration from vendors to support our advertising expenditures. As of June 30, 2016, prepaid advertising was $153,000 compared to prepaid advertising of $128,000 at June 30, 2015.

(k)

Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only financial instrument we carry is our revolving credit facility.

(l)	Share‑Based Compensation—

The fair value of each stock option granted during the fiscal years ended June 30, 2016, 2015 and 2014 was estimated at the date of grant using a Black‑Scholes option pricing model.

The risk‑free interest rate is the constant maturity risk free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.  The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non‑executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.  The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.  The expected dividend yield is based on our expectation of not paying dividends on our common stock for the foreseeable future.

These inputs were as follows:

	Fiscal Years Ended June 30,
	2016	2015	2014
Weighted average risk-free interest rate	1.0 - 1.9%	1.0 - 1.7%	0.5 - 1.6%
Expected life of options (years)	2.9 - 5.6	3.2 - 5.4	3.1 - 6.2
Expected stock volatility	46.4 - 56.1%	45.4 - 56.8%	48.8 - 69.6%
Expected dividend yield	0.0%	0.0%	0.0%

(m)

Net Income/(Loss) Per Common Share—Basic net income/(loss) per common share for the fiscal years ended June 30, 2016, 2015, and 2014, was calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for each period. Diluted net income/(loss) per common share for the fiscal years ended June 30, 2016, 2015, and 2014, was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 9.

(n)

Impairment of Long‑Lived Assets and Long‑Lived Assets to Be Disposed Of—Long‑lived assets, principally property and equipment and leasehold improvements, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is recorded to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal appraisals, as applicable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long‑lived assets has not had a material impact on our financial position, results of operations or liquidity for the periods presented.

(o)

Intellectual Property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present.

During fiscal year 2016, we acquired $1.3 million of intellectual property including indefinite lived trademarks. As of June 30, 2016, the carrying value of the intellectual property was $1.3 million and no impairment was identified or recorded.

(p)

Cease use Liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet at June 30, 2016 include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The short-term and long-term cease use liabilities were $1.1 and $0.9 million at June 30, 2016, respectively. There were no corresponding liabilities at June 30, 2015. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

(q)

Sale-leaseback — During the fourth quarter of 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we do not consider part of our long-term distribution network, and leased back these facilities through December 2017. We have no continuing involvement with the properties sold other than a normal leaseback.

The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in other income in our Consolidated Statement of Operations.  The remaining $1.1 million gain deferred on the Consolidated Balance Sheet at June 30, 2016 is comprised of a short-term portion included in accrued liabilities and a long-term portion included in other liabilities non-current. The $1.1 million total deferred gain will be recognized on a straight-line basis through December 2017.

 The leaseback is an operating lease, and we will pay approximately $1.2 million in rent, excluding executory costs, from July 2016 through December 2017.

(r)

Asset Retirement Obligations — We account for asset retirement obligations (“ARO”) in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires the recognition of a liability for the fair value of a legally required asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Our ARO liabilities are associated with the disposal and retirement of leasehold improvements and removal of installed equipment, resulting from contractual obligations, at the end of a lease to restore a facility to a condition specified in the lease agreement.

We record the net present value of the ARO liability and also record a related capital asset, in an equal amount, for leases which contractually result in an asset retirement obligation. The estimated ARO liability is based on a number of assumptions, including costs to return facilities back to specified conditions, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense on our Consolidated Statements of Operations. The capitalized asset is depreciated on a straight-line basis over the useful life of the related leasehold improvements. Upon ARO fulfillment, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss our Consolidated Statements of Operations. Our ARO liability, which totaled $2.6 million and $1.2 million as of June 30, 2016 and June 30, 2015, respectively, is included in “Other liabilities—non-current” on our Consolidated Balance Sheets.

(s)

Legal Proceedings — From time to time, we are involved in litigation which is incidental to our business. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

(t)

Recent Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate.  In June 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”).  As the guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, ASU 2015-15 indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company early adopted both ASU 2015-03 and ASU 2015-15 in the first quarter of fiscal 2016 and adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet.  Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet.  The Company early adopted ASU 2015-17 in the second quarter of fiscal 2016 on a retrospective basis. Adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases.  Entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.  A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with ASU 2015-14, “Deferral of the Effective Date”.  The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) : Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was early adopted by the Company in the third quarter of fiscal 2016 on a prospective basis. The adoption of this standard did not result in a material impact to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.

(2) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	June 30,
	2016	2015
Land	$6,628	$8,504
Buildings and building improvements	40,500	46,591
Furniture and fixtures	48,450	45,158
Equipment	60,392	43,861
Software	37,557	27,360
Leasehold improvements	27,745	21,094
	221,272	192,568
Less accumulated depreciation	(126,549)	(122,121)
Net property and equipment	$94,723	$70,447

(3) DEBT

On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “New Revolving Credit Facility”), and which replaced our previous revolving credit facility, discussed below. The availability of funds under the New Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the New Revolving Credit Facility. Our indebtedness under the New Revolving Credit Facility is secured by a lien on substantially all of our assets. The New Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The New Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million.  Our New Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the New Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of June 30, 2016, we were in compliance with all of the New Revolving Credit Facility covenants.

At June 30, 2016, we had no amounts outstanding under the New Revolving Credit Facility, $5.7 million of outstanding letters of credit and availability of $119.3 million under the New Revolving Credit Facility. Letters of credit under the New Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the New Revolving Credit Facility, payable quarterly. Any borrowing under the New Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for fiscal year 2016 from New Revolving Credit Facility and prior revolving credit facility of $1.1 million was comprised of commitment fees of $0.6 million and the amortization of financing fees of $0.5 million. Interest expense under our prior revolving credit facility of $1.4 million for fiscal year 2015 was comprised of commitment fees of $0.8 million and amortization of financing fees of $0.6 million.

See Note 11 for additional discussion on dividend restrictions.

Prior Revolving Credit Facility.  Prior to entering into the New Revolving Credit Facility on August 18, 2015, we were party to a credit agreement providing for an asset based, five year senior secured revolving credit facility in the amount of up to $180.0 million maturing on November 17, 2016.

We incurred commitment fees of up to 0.375% on the unused portion of the Prior Revolving Credit Facility. Any borrowing under the Prior Revolving Credit Facility incurred interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incurred interest solely at the prime rate plus the applicable margin). These rates increased or reduced as our average daily availability changed.

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2016	2015
Sales tax	$3,302	$2,508
Self-insurance reserves	12,446	11,530
Wages & benefits	7,185	5,928
Property taxes	1,385	1,373
Freight	3,118	3,915
Capital expenditures	2,036	2,549
Utilities	1,506	1,640
Deferred rent	1,022	1,078
Cease use	1,116	—
Supplies	1,397	534
Other	9,284	4,696
Total accrued liabilities	$43,797	$35,751

(5) INCOME TAXES

Income tax provision/(benefit) consisted of (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2016
Federal	$(147)	$186	$39
State and local	399	(175)	224
Total	$252	$11	$263
Fiscal Year Ended June 30, 2015
Federal	$19	$—	$19
State and local	12	—	12
Total	$31	$—	$31
Fiscal Year Ended June 30, 2014
Federal	$(2,981)	$2,861	$(120)
State and local	161	—	161
Total	$(2,820)	$2,861	$41

The difference between income taxes computed at the statutory federal income tax rate of 34% in fiscal 2016, 2015 and 2014, and income taxes recognized in the Consolidated Statements of Operations was as follows (in thousands):

	Fiscal Year Ended
	June 30,
	2016	2015	2014
Federal income tax provision/(benefit) computed at statutory rate	$1,351	$3,541	$(3,446)
State income taxes, net of related federal tax benefit	157	106	157
Increase/(decrease) in federal valuation allowance	(668)	(3,369)	3,946
Federal tax credits	(670)	(161)	(575)
Tax rate changes	—	—	(154)
Other, net	93	(86)	113
Provision for income taxes	$263	$31	$41

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the fiscal years ended June 30, 2016, 2015 and 2014 were comprised of the following (in thousands):

	June 30,
	2016	2015	2014
Deferred tax assets:
Non-Current:
Other payroll and benefits	$1,482	$1,139	$1,090
Inventory reserves	268	195	427
Self-insurance reserves	4,611	4,285	4,428
Share-based compensation	1,041	1,032	765
Other current assets	2,250	1,535	2,463
Deferred rent	2,266	1,138	1,050
Share-based compensation	2,766	2,704	2,255
Net operating loss and tax credits	18,497	18,493	20,002
Other noncurrent assets	1,121	74	33
Total gross deferred tax assets	$34,302	$30,595	$32,513
Deferred tax liabilities:
Non-current:
Inventory costs	$8,199	$6,526	$5,451
Prepaid supplies	2,506	2,576	2,064
Property and equipment	7,616	4,804	4,829
Total gross deferred tax liabilities	18,321	13,906	12,344
Valuation allowance	(15,992)	(16,689)	(20,169)
Net deferred tax asset / (liability)	$(11)	$—	$—

During fiscal 2013, we established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, we considered our cumulative losses over three years including the then-current year. Based on the foregoing, we concluded that a valuation allowance was necessary. In fiscal 2016, the deferred tax asset valuation allowance decreased $0.7 million. At the end of fiscal 2016, net deferred tax assets totaled $16.0 million, with an offsetting valuation allowance of $16.0 million.

We have federal net operating loss carryforwards of $39.0 million. These losses can only be carried forward and utilized to offset future taxable income, but will expire in fiscal year 2035 if not utilized before then. Additionally, we have state net operating loss carryforwards of $47.1 million, which will expire throughout the years 2017 through 2035, if not utilized before then.

Accounting for Uncertainty in Income Taxes.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2010. The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2013	$310
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(90)
Balance at June 30, 2014	$220
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(73)
Balance at June 30, 2015	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2016	$147

The balance of taxes, interest, and penalties at June 30, 2016, that if recognized, would affect the effective tax rate is $242,000. We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2016, 2015 and 2014, we recognized $16,000, $23,000, and $36,000 in interest, respectively. No interest or penalties were paid in the tax years ended June 30, 2016, 2015 and 2014.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2016.

(6) SHARE‑BASED INCENTIVE PLANS

Stock Option Awards. We have established the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan, as amended (the “1997 Plan”), the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan, as amended (the “2004 Plan”), and the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan, as amended (the “2008 Plan”), which were established to allow for the granting of certain awards to directors, officers and key employees of, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, or the 2008 Plan, but there are equity awards granted under the 1997 Plan, the 2004 Plan and the 2008 Plan that are still outstanding.

On September 16, 2014, our Board of Directors adopted the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”), and the 2014 Plan was approved by our stockholders at the 2014 annual meeting of stockholders on November 12, 2014. The 2014 Plan became effective on September 16, 2014, and the maximum number of shares reserved for issuance under the 2014 Plan is 3.6 million shares plus any awards under the 2008 Plan (i) that were outstanding on September 16, 2014, and, on or after September 16, 2014, are forfeited, expired or are cancelled, and (ii) any shares subject to such awards that, on or after September 16, 2014, are used to satisfy the exercise price or tax withholding obligations with respect to such awards. Our Board of Directors also approved the termination of the 2008 Plan, effective upon the date of stockholder approval of the 2014 Plan, and no new awards will be made under the 2008 Plan. The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock.

Stock options were awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 1997 Plan and the 2004 Plan. Stock options were awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan and the 2014 Plan.

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2004 Plan, the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on June 30, 2016, range between $1.24 per share and $20.91 per share. At December 31, 2016, all shares available under the 1997 Plan and 2004 Plan had been granted. The 1997 Plan, the 2004 Plan and the 2008 Plan terminated as of December 29, 2007, May 17, 2014 and September 16, 2014, respectively. There were 2.7 million shares available for grant under the 2014 Plan at June 30, 2016.

Following is a summary of transactions relating to the 1997 Plan, 2004 Plan, 2008 Plan and 2014 Plan options for the fiscal years ended June 30, 2016, 2015, and 2014 (share amounts and aggregate intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2013	1,618	$9.17	7.14	$6,177
Granted during year	1,221	13.37
Exercised during the year	(666)	4.96
Forfeited or expired during year	(442)	16.00
Options Outstanding at June 30, 2014	1,731	12.00	8.75	10,689
Granted during year	375	18.85
Exercised during the year	(161)	6.85
Forfeited or expired during year	(107)	20.47
Options Outstanding at June 30, 2015	1,838	13.37	8.25	1,384
Granted during year	2,500	6.48
Exercised during the year	(5)	1.24
Forfeited or expired during year	(1,121)	11.81
Options Outstanding at June 30, 2016	3,212	8.57	7.61	2,111
Exercisable at June 30, 2016	907	$11.70	3.51	$185

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2016, 2015, and 2014, was $2.75 per share, $7.52 per share, and $5.48 per share, respectively. The intrinsic value of vested unexercised options at June 30, 2016 is $0.2 million.

There were options to purchase 4,667, 161,226 and 666,001 shares of our common stock, which were exercised during the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of stock options exercised was $27,000, $2.1 million, and $6.4 million during the fiscal years ended June 30, 2016, 2015, and 2014, respectively. At June 30, 2016, we had $4.9 million of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.49 years.

The following table summarizes information about stock options outstanding at June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.24 - $5.59	79,793	$5.61	$4.54	69,793	$4.58
$5.64 - $5.64	715,487	9.59	5.64	—	—
$5.88 - $5.88	10,000	2.25	5.88	10,000	5.88
$5.95 - $5.95	817,825	9.23	5.95	—	—
$6.15 - $7.90	520,925	9.24	7.68	4,999	6.24
$8.00 - $12.68	587,000	2.74	11.13	566,000	11.13
$12.83 - $20.91	481,436	6.51	15.95	256,281	15.24
	3,212,466	$7.61	$8.57	907,073	$11.70

Restricted Stock Awards—The 1997 Plan, the 2004 Plan, the 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of June 30, 2016, there were 762,366 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $8.65 per share.

The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2016, 2015, and 2014 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2013	261	$7.95
Granted during year	301	13.94
Vested during year	(138)	8.32
Forfeited during year	(68)	9.12
Outstanding at June 30, 2014	356	$12.66
Granted during year	302	19.20
Vested during year	(176)	12.95
Forfeited during year	(50)	14.07
Outstanding at June 30, 2015	432	$16.95
Granted during year	869	6.98
Vested during year	(175)	12.52
Forfeited during year	(364)	12.65
Outstanding at June 30, 2016	762	$8.65

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of June 30, 2016, there were 350,802 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2014 Plan, which are included in the respective stock option and restricted stock tables above.

Share-based compensation costs: We recognized share‑based compensation costs as follows (in thousands):

	Fiscal Years Ended June 30,
	2016	2015	2014
Amortization of share-based compensation during the period	$3,403	$5,634	$3,048
Amounts capitalized in inventory	(1,724)	(1,765)	(867
Amount recognized and charged to cost of sales	1,436	1,493	794
Amounts charged against income for the period before tax	$3,115	$5,362	$2,975

(7) OPERATING LEASES

We lease substantially all store locations under operating leases. Our store leases generally are for a five‑year period with two five‑year renewal options and, in very limited circumstances, our store leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 60 months if the store does not deliver sales expectations.

In fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our new, additional distribution center in Phoenix, Arizona, which started operations in the fourth quarter of fiscal year 2016.The future minimum rental payments for this lease are included in the table below.

Future minimum rental payments under leases are as follows (in thousands):

Fiscal Years Ending June 30,
2017	$80,005
2018	66,887
2019	49,839
2020	38,094
2021	28,219
Thereafter	89,147
Total minimum rental payments	$352,191

Rent expense for the fiscal years ended June 30, 2016, 2015, and 2014 was $98.3 million, $86.6 million, and $83.1 million, respectively. Rent expense includes rent for store locations and our distribution centers.  Contingent rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time employees who become eligible after six months of service, and for our part-time employees who become eligible after both 12 months of service and 1,000 hours minimum worked. Under the plan, eligible employees may request us to deduct and contribute from 1% to 75% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.2 million, $1.1 million, and $1.0 million for the fiscal years ended June 30, 2016, 2015, and 2014, respectively.

(9) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2016	2015	2014
Net income/(loss)	$3,713	$10,385	$(10,176)
Less: Income to participating securities	40	92	—
Net income/(loss) attributable to common shares	$3,673	$10,293	$(10,176)
Weighted average common shares outstanding—basic	43,705	43,480	42,943
Effect of dilutive stock equivalents	31	290	—
Weighted average common shares outstanding—dilutive	43,736	43,770	42,943
Net income/(loss) per common share—basic	$0.08	$0.24	$(0.24)
Net income/(loss) per common share—diluted	$0.08	$0.24	$(0.24)

Options representing rights to purchase shares of common stock of 0.1 million at June 30, 2016, 0.5 million at June 30, 2015 and 0.9 million at June 30, 2014 were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti‑dilutive.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results is as follows for the years ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Quarters Ended
	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016
Net sales	$202,328	$319,876	$211,380	$222,812
Gross profit (1)	72,674	112,679	77,477	78,971
Operating income/(loss) (1)	(5,956)	20,571	(5,932)	(6,281)
Net income/(loss) (1)	(6,140)	18,944	(5,240)	(3,851)
Basic income/(loss) per share (2)	$(0.14)	$0.43	$(0.12)	$(0.09)
Diluted income/(loss) per share (2)	$(0.14)	$0.43	$(0.12)	$(0.09)

	Quarters Ended
	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015	June 30, 2015
Net sales	$202,208	$301,401	$189,726	$213,030
Gross profit (1)	71,934	109,046	72,400	73,237
Operating income/(loss) (1)	(5,755)	24,222	(2,115)	(3,997)
Net income/(loss) (1)	(6,230)	23,658	(2,804)	(4,240)
Basic income/(loss) per share (2)	$(0.14)	$0.54	$(0.06)	$(0.10)
Diluted income/(loss) per share (2)	$(0.14)	$0.54	$(0.06)	$(0.10)

(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.
(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2016 and 2015 may not equal the total computed for the year.

A significant portion of our net sales and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

(11) DIVIDEND RESTRICTIONS

The New Revolving Credit Facility discussed in Note 3 restricts the ability of Tuesday Morning, Inc., the borrower under the New Revolving Credit Facility and Tuesday Morning’s principal operating subsidiary, to incur additional liens and indebtedness, make investments and dispositions, pay dividends (including to Tuesday Morning), or enter into certain other transactions, among other restrictions. Consolidated retained earnings in the amount of $3.1 million were free of limitation on the payment of dividends at June 30, 2016. At June 30, 2016, restricted net assets of consolidated subsidiaries were $23.9 million.

Tuesday Morning Corporation (parent company only)
Condensed Balance Sheets

	June 30,	June 30,
	2016	2015
ASSETS
Current assets:
Accounts receivable from subsidiaries	$19,048	$13,963
Total current assets	—	—
Noncurrent assets:
Investment in subsidiaries	208,234	206,326
Total noncurrent assets	208,234	206,326
Total Assets	$227,282	$220,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to subsidiaries	$—	$—
Total current liabilities	—	—
Noncurrent Liabilities	—	—
Total Liabilities	—	—
Stockholders' equity:
Common stock	463	458
Additional paid-in capital	230,488	227,085
Retained earnings/(deficit)	3,120	(593)
Less: Treasury stock	(6,789)	(6,661)
Total stockholders' equity	227,282	220,289
Total Liabilities and Stockholders' Equity	$227,282	$220,289

Tuesday Morning Corporation (parent company only)
Condensed Statement of Operations

Fiscal Years Ended June 30
	2016	2015	2014
Net Sales	$—	$—	$—
Cost of sales	—	—	—
Gross Profit	—	—	—
Selling, general and administrative expenses	—	—	—
Operating income (loss)	—	—	—
Other income (expense):
Interest expense	—	—	—
Other income/(expense), net	—	—	—
Income/(loss) before taxes	—	—	—
Income tax provision	—	—	—
Net income of subsidiaries	3,713	10,385	(10,176)
Net income	$3,713	$10,385	$(10,176)

A.	Basis of presentation

In the condensed parent-company-only financial statements, Tuesday Morning Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These condensed parent-company-only financial statements should be read in conjunction with Tuesday Morning Corporation’s consolidated financial statements. Condensed statements of cash flows were not presented because Tuesday Morning Corporation had no cash flow activities during fiscal 2016, fiscal 2015, or fiscal 2014.

B.	Guarantees and Restrictions

As of June 30, 2016, Tuesday Morning, Inc. had $119.3 million of available credit on the New Revolving Credit Facility that provides commitments of up to $180 million for revolving loans and letters of credit. Tuesday Morning Corporation, Tuesday Morning Inc. and the subsidiaries of Tuesday Morning, Inc. have guaranteed all obligations under the New Revolving Credit Facility. In the event of default under the New Revolving Credit Facility, Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. will be directly liable to the debt holders. The New Revolving Credit Facility includes restrictions on the ability of Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. Under the New Revolving Credit Facility, in order for Tuesday Morning, Inc. to make a dividend to Tuesday Morning Corporation for the payment of a dividend or a repurchase of shares, Tuesday Morning, Inc. must, among other things, maintain availability of 20% of the lesser of the calculated borrowing base or the lenders’ aggregate commitments under the New Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

EXHIBIT INDEX

Exhibit No.	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑4 (File No. 333‑46017) filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S‑1/A (File No. 333‑74365) filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 2, 2005)

3.2

Amended and Restated By‑laws of the Company effective as of September 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on September 19, 2014)

10.1.1

Credit Agreement, dated as of August 18, 2015, by and among Tuesday Morning, Inc., each of the subsidiary guarantors, the Company, TMI Holdings, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.1.2

Guarantee and Collateral Agreement, dated as of August 18, 2015, by and among the Company, TMI Holdings, the Borrower and certain subsidiaries of the Borrower and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.2

Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2013)†

10.3

Employment Agreement, dated August 19, 2013, by and between the Company and R. Michael Rouleau (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on August 20, 2013)†

10.4.1

Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S‑4 (File No. 333‑46017) filed with the Commission on February 10, 1998)†

10.4.2

Amendment No. 1 to the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S‑1/A (File No. 333‑74365) filed with the Commission on March 29, 1999)†

10.4.3

First Amendment to the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on August 1, 2005)†

10.5.1

Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive 14A Proxy Statement (File No. 000‑19658) filed with the Commission on April 19, 2004)†

10.5.2

First Amendment to the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on August 1, 2005)†

10.5.3

Second Amendment to the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2007)†

10.6

Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 6, 2007)†

Exhibit No.	Description

10.7

Form of Restricted Stock Award Agreement for directors under the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on December 19, 2007)†

10.8

Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 1997 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on December 19, 2007)†

10.9

Form of Restricted Stock Award Agreement for employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on December 19, 2007)†

10.10

Severance Agreement and Release dated as of July 2, 2015 by and between Tuesday Morning, Inc. and Susan Davidson (incorporated by reference to Exhibit 10.10 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 20, 2015)†

10.11

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 10, 2008)†

10.12

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 10, 2008)†

10.13

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.14

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.15

Form of Performance Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.16.1

Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 19, 2008)†

10.16.2

First Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 9, 2012)†

10.16.3

Second Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 23, 2012)†

10.17

Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

10.18

Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

10.19

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

10.20

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

Exhibit No.	Description

10.21

Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 28, 2013)†

10.22

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.23

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.24

Form of Performance Based Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 19, 2014)†

10.26	Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

10.27

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

10.28

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

10.29

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)†

10.30

Consulting Agreement, dated August 20, 2015, by and between Tuesday Morning, Inc. and William Montalto (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)†

10.31

Consulting Agreement, dated September 28, 2015, by and between R. Michael Rouleau and Tuesday Morning, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 29, 2015)†

10.32

Employment Agreement, dated December 11, 2015, by and between Steven R. Becker and the Company (the “Becker Employment Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)†

10.33

Form of Nonqualified Stock Option Award Agreement (Time-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)†

10.34

Form of Nonqualified Stock Option Award Agreement (Performance-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)†

10.35

Form of Non-Qualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)†

10.36

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)†

10.37	Consulting Agreement, dated July 1, 2016, by and between Tuesday Morning, Inc. and William Montalto†

Exhibit No.	Description

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on March 9, 2005)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement