Form 10-Q
period 2016-09-30
TUESDAY MORNING CORP/DE
filed 2016-10-27
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2016
Common Stock, par value $0.01 per share	45,088,256

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2016 (unaudited) and June 30, 2016

(In thousands, except share and per share data)

	September 30,	June 30,
	2016	2016

ASSETS
Current assets:
Cash and cash equivalents	$6,159	$14,150
Inventories	323,579	242,315
Prepaid expenses	6,983	6,620
Other current assets	925	512
Total Current Assets	337,646	263,597
Property and equipment, net	100,930	94,723
Deferred financing costs	1,223	1,312
Other assets	2,295	2,338
Total Assets	$442,094	$361,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,616	$80,853
Accrued liabilities	45,219	43,797
Total Current Liabilities	179,835	124,650
Revolving credit facility	32,500	—
Deferred rent	7,631	6,747
Asset retirement obligation — non-current	2,278	2,561
Other liabilities — non-current	544	730
Total Liabilities	222,788	134,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,872,521 shares issued and 45,093,203 shares outstanding at September 30, 2016 and 46,340,214 shares issued and 44,560,896 shares outstanding at June 30, 2016	469	463
Additional paid-in capital	231,361	230,488
Retained earnings/(deficit)	(5,735)	3,120
Less: 1,779,318 common shares in treasury, at cost, at September 30, 2016 and at June 30, 2016	(6,789)	(6,789)
Total Stockholders’ Equity	219,306	227,282
Total Liabilities and Stockholders’ Equity	$442,094	$361,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
Net sales	$211,885	$202,328
Cost of sales	134,546	129,654
Gross profit	77,339	72,674
Selling, general and administrative expenses	86,579	78,630
Operating loss	(9,240)	(5,956)
Other income/(expense):
Interest expense	(272)	(434)
Other income, net	357	185
Other income/(expense) total	85	(249)
Loss before income taxes	(9,155)	(6,205)
Income tax benefit	(300)	(65)
Net loss	$(8,855)	$(6,140)
Loss Per Share
Net loss per common share:
Basic	$(0.20)	$(0.14)
Diluted	$(0.20)	$(0.14)
Weighted average number of common shares:
Basic	43,822	43,638
Diluted	43,822	43,638
Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2016	2015
Net cash flows from operating activities:
Net Loss	$(8,855)	$(6,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,583	3,652
Amortization of financing fees	89	238
(Gain)/loss on disposal of assets	16	(3)
Gain on sale-leaseback	(185)	—
Share-based compensation	737	63
Change in operating assets and liabilities:
Inventories	(81,123)	(59,559)
Prepaid and other current assets	(735)	(710)
Accounts payable	43,977	46,270
Accrued liabilities	1,466	4,640
Deferred rent	883	595
Income taxes payable	—	(19)
Other non-current liabilities	(283)	—
Net cash used in operating activities	(39,430)	(10,973)
Net cash flows from investing activities:
Proceeds from sale of assets	—	35
Capital expenditures	(10,847)	(9,840)
Net cash used in investing activities	(10,847)	(9,805)
Net cash flows from financing activities:
Repayments under revolving credit facility	(12,800)	—
Proceeds under revolving credit facility	45,300	—
Change in cash overdraft	9,786	—
Payment of financing fees	—	(726)
Net cash provided by/(used in) financing activities	42,286	(726)
Net decrease in cash and cash equivalents	(7,991)	(21,504)
Cash and cash equivalents, beginning of period	14,150	44,788
Cash and cash equivalents, end of period	$6,159	$23,284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2017, which we refer to as fiscal 2017.

We no longer present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

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

Options granted under the 1997 Plan and the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options may be subject to certain performance requirements. If the performance requirements are not met, the options are forfeited. The exercise prices of stock options outstanding on September 30, 2016, range between $1.24 per share and $20.91 per share. The 1997 Plan and the 2004 Plan terminated pursuant to their terms as of December 29, 2007 and May 17, 2014, respectively, and we terminated the 2008 Plan as of November 12, 2014 in connection with the approval of the 2014 Plan. There were approximately 1.5 million shares available for grant under the 2014 Plan at September 30, 2016.

Restricted Stock Awards.  The 1997 Plan, the 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 1997 Plan, the 2004 Plan, and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership, including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. At December 31, 2007, all shares under the 1997 Plan had been granted and the 1997 Plan terminated pursuant to its terms as of December 29, 2007. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of September 30, 2016, there were 1,204,810 shares of restricted stock outstanding, both performance-based and other, with award vesting periods of one to four years and a weighted average grant date fair value of $7.72 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of September 30, 2016 there were 1,270,749 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2008 Plan and the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Amortization of share-based compensation during the period	$878	$83
Amounts capitalized in ending inventory	(401)	(182)
Amounts recognized and charged to cost of sales	260	162
Amounts charged against income for the period before tax	$737	$63

3.      Commitments and contingencies — From time to time, we are involved in litigation which is incidental to our business.  In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

4.      Loss per common share — The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2016	2015
Net loss	$(8,855)	$(6,140)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(8,855)	$(6,140)
Weighted average number of common shares outstanding basic	43,822	43,638
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding diluted	43,822	43,638
Net loss per common share basic	$(0.20)	$(0.14)
Net loss per common share diluted	$(0.20)	$(0.14)

For the quarters ended September 30, 2016 and September 30, 2015, all options representing rights to purchase shares were excluded from the diluted loss per share calculation as the Company had a net loss for those periods and the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of September 30, 2016, we were in compliance with all of the Revolving Credit Facility covenants.

At September 30, 2016, we had $32.5 million outstanding under the Revolving Credit Facility, $5.7 million of outstanding letters of credit and availability of $145.0 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate. These rates are increased or reduced as our average daily availability changes. Interest expense for the first quarter of the current fiscal year of $0.3 million was comprised of commitment fees of $0.1 million, interest expense of $0.1 million, and the amortization of financing fees of $0.1 million. Interest expense of $0.4 million for the first quarter of the prior fiscal year was comprised of commitment fees of $0.2 million and amortization of financing fees of $0.2 million.

6.      Depreciation — Accumulated depreciation of owned equipment and property at September 30, 2016 and June 30, 2016 was $128.8 million and $126.5 million, respectively.

7.      Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With a few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years on or before June 30, 2010. The U.S. federal income tax statute of limitations has expired for all taxable years ended on or before June 30, 2011.

The effective tax rates for the quarters ended September 30, 2016 and September 30, 2015 were 3.3% and 1.0%, respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets. A deviation from the customary relationship between income tax benefit and pretax loss results from the valuation allowance.

8.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At September 30, 2016 and June 30, 2016, credit card receivables from third party consumer credit card providers were $5.0 million and $4.8 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

9.       Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present. As of September 30, 2016, the carrying value of the intellectual property was $1.3 million and no impairment was identified or recorded.

10.      Cease use liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet at September 30, 2016 include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations.  The short-term and long-term cease use liabilities were $1.0 and $0.8 million, respectively, at September 30, 2016. The short-term and long-term cease use liabilities were $1.1 and $0.9 million, respectively, at June 30, 2016. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

11.      Sale-leaseback — During the fourth quarter of 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we do not consider part of our long-term distribution network, and leased back these facilities through December 2017. We have no continuing involvement with the properties sold other than a normal leaseback. The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in other income in our Consolidated Statement of Operations. The $1.1 million gain deferred on the Consolidated Balance

Sheet at June 30, 2016 was comprised of a short-term portion included in accrued liabilities and a long-term portion included in other liabilities non-current. The $1.1 million total deferred gain will be recognized on a straight-line basis through December 2017. The deferred gain balance at September 30, 2016 was $0.9 million. The leaseback is an operating lease, and we will pay approximately $1.0 million in rent, excluding executory costs, from October 2016 through December 2017.

12.       Recent accounting pronouncements — In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions.  ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases.  Entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.  A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements.  While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating ASU 2016-09 to assess the potential impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with ASU 2015-14, “Deferral of the Effective Date”. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not believe the implementation of this standard will result in a material impact on its consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact on its consolidated financial statements and disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Business Overview

•

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

•

During the first quarter of fiscal 2017, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing unproductive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average two to three thousand square feet larger, (ii) expanding some existing productive stores to the larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 742 stores in 40 states as of September 30, 2016. As part of the implementation of our real estate strategy, our store base decreased from 757 stores in 41 states as of September 30, 2015.
•

Net sales for the first quarter of fiscal 2017 were $211.9 million, an increase of $9.6 million, from $202.3 million for the same period last year. Net sales in the current quarter were negatively impacted by lower than plan store level inventories. Comparable store sales for the quarter ended September 30, 2016 increased by 5.1%, compared to the same period last year, which was due to a 6.2% increase in customer transactions, partially offset by a 1.0% decrease in average ticket. Sales at the 51 stores relocated during the past 12 months increased approximately 58% on average for the first quarter of fiscal 2017 as compared to the prior year period and contributed approximately 350 basis points to the total company comparable store sales increase of 5.1%.

•	Cost of sales, as a percentage of net sales, for the first quarter of fiscal 2017 was 63.5%, compared to 64.1% for the same period last year.
•	For the first quarter of fiscal 2017, selling, general and administrative expenses increased $8.0 million to $86.6 million, from $78.6 million for the same quarter last year.
•

Our operating loss for the first quarter of fiscal 2017 was $9.2 million compared to an operating loss of $6.0 million for the same period last year. We had a net loss of $8.9 million and a net loss per share of $0.20 for the quarter ended September 30, 2016, compared to a net loss of $6.1 million and a net loss per share of $0.14 for the same period last year.

•

Adjusted EBITDA for the first quarter of fiscal 2017 was a negative $2.4 million compared to a negative $1.2 million for the same period last year, as shown under the heading non-GAAP financial measures below.

•

Inventory levels at September 30, 2016 increased $81.3 million to $323.6 million from $242.3 million at June 30, 2016. Compared to the same date last year, inventories increased $54.0 million from $269.6 million at September 30, 2015.  Inventory turnover for the trailing five quarters as of September 30, 2016 was 2.3 turns, a decrease from the trailing five quarters as of September 30, 2015 of 2.5 turns.

•

Cash and cash equivalents at September 30, 2016 decreased $8.0 million to $6.2 million from $14.2 million at June 30, 2016. Compared to the same date last year, cash and cash equivalents decreased $17.1 million from $23.3 million at September 30, 2015. Borrowings under our Revolving Credit Facility increased to $32.5 million at September 30, 2016. We had no borrowings at June 30, 2016 or September 30, 2015.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.

There can be no assurance that the trends in sales or operating results will continue in the future.

Non-GAAP Financial Measures

 The Company defines EBITDA as net income or net loss before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that the Company does not believe are representative of its core operating performance. This measure is not a presentation made in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or loss as a measure of operating performance. In addition, Adjusted EBITDA is not presented as, and should not be considered as, an alternative to cash flows as a measure of liquidity. Adjusted EBITDA should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP and should not be construed as an inference that the Company’s future results will be unaffected by such adjustments. The Company believes it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate the Company’s operating performance. These non-GAAP financial measures are included to supplement the Company’s financial information presented in accordance with GAAP and because the Company uses these measures to monitor and evaluate the performance of its business as a supplement to GAAP measures and believes the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in the Company’s business and evaluate the Company’s performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2016	2015
Net loss (GAAP)	$(8,855)	$(6,140)
Depreciation and amortization	4,583	3,652
Interest expense, net	255	421
Income tax benefit	(300)	(65)
EBITDA	(4,317)	(2,132)
Share based compensation expense (1)	738	64
Cease-use rent expense	307	153
Phoenix distribution center related expenses (2)	1,050	756
Gain on sale of assets	(186)	—
Adjusted EBITDA (non-GAAP)	$(2,408)	$(1,159)

(1)Charges related to share-based compensation programs, which vary from period to period depending on volume and vesting timing of awards.  The Company adjusts for these charges to facilitate comparisons from period to period.

(2)Adjustment includes only certain expenses related to the Phoenix distribution center preparation, ramp up and post go-live activities, including incremental detention costs related to the ramp up that were recognized in the quarter and certain consulting costs. The prior year adjustment also includes rent and operating costs prior to operations commencing at the distribution center.

Three Months Ended September 30, 2016

Compared to the Three Months Ended September 30, 2015

Net sales for the first quarter of fiscal 2017 were $211.9 million, an increase of $9.6 million from $202.3 million for the same period last year. Comparable store sales for the first quarter of fiscal 2017 increased by 5.1% compared to the first quarter of fiscal 2016. Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales for the first quarter of fiscal 2017 was comprised of a 6.2% increase in customer transactions, partially offset by a 1.0% decrease in average ticket. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $0.4 million, resulting in an 18 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 31 store closures, partially offset by 16 store openings, which have occurred since the end of the first quarter of fiscal 2016. During the current quarter, we experienced issues related to the ramp up of the recently opened Phoenix distribution facility. These issues resulted in lower than plan store level inventories during the quarter which negatively affected sales in our entire store base.

Store Openings/Closings

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Fiscal Year Ended June 30, 2016
Stores open at beginning of period	751	769	769
Stores opened during the period	2	2	16
Stores closed during the period	(11)	(14)	(34)
Stores open at end of period	742	757	751

We ended the first quarter of fiscal 2017 with 742 stores, compared to 757 stores at the end of the first quarter of the prior year.  We relocated 19 stores and expanded eight stores during the first quarter of fiscal 2017 and relocated 14 stores and expanded two stores in the first quarter of the prior fiscal year.

Gross profit for the first quarter of fiscal 2017 was $77.3 million, an increase of 6.3% compared to $72.7 million in gross profit for the first quarter of fiscal 2016. Gross profit as a percentage of net sales was 36.5% for the first quarter of fiscal 2017, compared to 35.9% for the first quarter of fiscal 2016. The increase in gross margin was primarily due to improved initial merchandise mark-up and decreased buying, distribution and freight costs recognized in the current period, partially offset by higher markdowns primarily related to seasonal merchandise.

Selling, general and administrative expenses increased $8.0 million for the first quarter of fiscal 2017 to $86.6 million, compared to $78.6 million for the first quarter of last year. This increase was driven primarily by higher store rent and depreciation, due in part to the Company’s strategy to improve store real estate, as well as increased store labor and advertising costs, along with increased corporate labor costs and share-based compensation expense in the current period as compared to the prior year period due to executive vacancies in the prior year period, along with increased legal expenses and costs related to systems as we continue to invest in technology and infrastructure. As a percentage of net sales, selling, general and administrative expenses increased to 40.9% for the first quarter of fiscal 2017 from 38.9% for the first quarter of fiscal 2016.

Our operating loss was $9.2 million for the first quarter of fiscal 2017 as compared to an operating loss of $6.0 million for the first quarter of fiscal 2016.

Income tax benefit for the first quarter of fiscal 2017 was $0.3 million compared to income tax benefit of $0.1 million for the same period last year. The effective tax rates for the first quarter of fiscal 2017 and fiscal 2016 were 3.3% and 1.0%, respectively. A full valuation allowance is currently recorded against our deferred tax assets at September 30, 2016. A deviation from the customary relationship between income tax benefit and pretax loss results from the valuation allowance.

We had a net loss of $8.9 million, or $0.20 per share, for the first quarter of fiscal 2017 compared to a net loss of $6.1 million, or $0.14 per share, for the first quarter of fiscal 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended September 30, 2016 and 2015 was $39.4 million and $11.0 million, respectively. The $39.4 million of cash used in operating activities for the three months ended September 30, 2016 was primarily due to a net loss of $8.9 million adjusted for non-cash items, including depreciation and amortization of $4.6 million, share based compensation of $0.7 million, as well as an increase in inventory of $81.1 million in preparation for the upcoming holiday selling season and to support sales trends and our import strategy, which was partially offset by an increase in accounts payable of $44.0 million and an increase in accrued liabilities of $1.5 million. There were no significant changes to our vendor payment policy during the three months ended September 30, 2016. The $11.0 million of cash used in operating activities for the three months ended September 30, 2015 was primarily due to a net loss of $6.1 million adjusted for non-cash items, including depreciation and amortization of $3.7 million and share based compensation of $0.1 million, and an increase in inventory of $59.6 million, which was partially offset by an increase in accounts payable of $46.3 million and an increase in accrued liabilities of $4.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2016 and September 30, 2015 relates primarily to capital expenditures. Capital expenditures were primarily associated with store relocations, expansions and new store openings, capital improvements to existing stores, enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment. Cash used in investing activities totaled $10.8 million and $9.8 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

We continue to expect to invest capital of approximately $40 million to $45 million in fiscal year 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities was $42.3 million for the three months ended September 30, 2016, compared to net cash used in financing activities of $0.7 million for the three months ended September 30, 2015. The cash provided by financing activities in the current year period relates to $32.5 million of borrowing on our Revolving Credit Facility, net of payments, along with a $9.8 million cash overdraft provision. The cash used in the prior year period for financing activities relates to the payment of financing costs for our Revolving Credit Facility.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of September 30, 2016, we were in compliance with all of the Revolving Credit Facility covenants.

At September 30, 2016, we had $32.5 million outstanding under the Revolving Credit Facility, $5.7 million of outstanding letters of credit and availability of $145.0 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate. These rates are increased or reduced as our average daily availability changes. Interest expense for the first quarter of the current fiscal year of $0.3 million was comprised of commitment fees of $0.1 million, interest expense of $0.1 million, and the amortization of financing fees of $0.1 million. Interest expense of $0.4 million for the first quarter of the prior fiscal year was comprised of commitment fees of $0.2 million and amortization of financing fees of $0.2 million.

Liquidity

We finance our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Cash and cash equivalents were $6.2 million as of September 30, 2016 and $23.3 million at September 30, 2015. At September 30, 2016, we had $32.5 million outstanding, $5.7 million of outstanding letters of credit and availability of $145.0 million under the Revolving Credit Facility. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by our Board of Directors. Our borrowings have historically peaked during the second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2016.

As of September 30, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

There were no changes to our critical accounting policies during the first quarter of fiscal 2017 from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken. We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time. Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold. Markdowns during the first quarter of fiscal 2017 were 6.0% of sales compared to 5.0% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at September 30, 2016 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2017 of $1.6 million and $0.04, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions.  ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases.  Entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating ASU 2016-09 to assess the potential impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with ASU 2015-14, “Deferral of the Effective Date”. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not believe the implementation of this standard will result in a material impact on its consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact on its consolidated financial statements and disclosures.

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

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

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

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. Except as may be required by law, we disclaim obligations to update any forward-looking statements to reflect events or circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events. Investors are cautioned not to place undue reliance on any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risks as disclosed in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation which is incidental to our business. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended September 30, 2016 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2016	—	$—	—	$3,210,981
August 1 through August 31, 2016	—	$—	—	$3,210,981
September 1 through September 30, 2016	—	$—	—	$3,210,981
Total	—	$—	—	$3,210,981

(1)

On August 22, 2011, the Company’s Board of Directors adopted a share Repurchase Program pursuant to which the Company is authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”).  On January 20, 2012, the Company’s Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock the Company will repurchase. During the three months ended September 30, 2016, no shares were repurchased under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Consulting Agreement dated July 1, 2016 by and between Tuesday Morning, Inc. and William Montalto (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on August 19, 2016) †

10.2	Amendment to Consulting Agreement, dated October 1, 2016, by and between Tuesday Morning, Inc. and William Montalto†

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: October 27, 2016	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Consulting Agreement dated July 1, 2016 by and between Tuesday Morning, Inc. and William Montalto (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K (File No. 000-19658) as filed with the Commission on August 19, 2016) †

10.2	Amendment to Consulting Agreement, dated October 1, 2016, by and between Tuesday Morning, Inc. and William Montalto†

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*

The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Management contract or compensatory plan or arrangement