Form 10-Q
period 2016-12-31
TUESDAY MORNING CORP/DE
filed 2017-02-03
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2017
Common Stock, par value $0.01 per share	45,062,155

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2016 (unaudited) and June 30, 2016

(In thousands, except share and per share data)

	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,632	$14,150
Inventories	251,474	242,315
Prepaid expenses	6,204	6,620
Other current assets	538	512
Total Current Assets	270,848	263,597
Property and equipment, net	103,514	94,723
Deferred financing costs	1,144	1,312
Other assets	2,224	2,338
Total Assets	$377,730	$361,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,431	$80,853
Accrued liabilities	52,609	43,797
Income taxes payable	4	—
Total Current Liabilities	137,044	124,650
Deferred rent	8,836	6,747
Asset retirement obligation — non-current	2,326	2,561
Other liabilities — non-current	359	730
Total Liabilities	148,565	134,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,960,381 shares issued and 45,176,720 shares outstanding at December 31, 2016 and 46,340,214 shares issued and 44,560,896 shares outstanding at June 30, 2016	470	463
Additional paid-in capital	232,813	230,488
Retained earnings	2,694	3,120
Less: 1,783,661 common shares in treasury, at cost, at December 31, 2016 and 1,779,318 common shares in treasury, at cost, at June 30, 2016	(6,812)	(6,789)
Total Stockholders’ Equity	229,165	227,282
Total Liabilities and Stockholders’ Equity	$377,730	$361,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$328,137	$319,876	$540,023	$522,204
Cost of sales	222,155	207,197	356,702	336,851
Gross profit	105,982	112,679	183,321	185,353
Selling, general and administrative expenses	97,215	92,108	183,794	170,738
Operating income/(loss)	8,767	20,571	(473)	14,615
Other income/(expense):
Interest expense	(412)	(215)	(684)	(649)
Other income/(expense), net	387	(335)	742	(150)
Other income/(expense), total	(25)	(550)	58	(799)
Income/(loss) before income taxes	8,742	20,021	(415)	13,816
Income tax provision	312	1,077	11	1,012
Net income/(loss)	$8,430	$18,944	$(426)	$12,804
Earnings/(Loss) Per Share
Net income/(loss) per common share:
Basic	$0.19	$0.43	$(0.01)	$0.29
Diluted	$0.19	$0.43	$(0.01)	$0.29
Weighted average number of common shares:
Basic	43,928	43,666	43,875	43,652
Diluted	43,943	43,691	43,875	43,685
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2016	2015
Net cash flows from operating activities:
Net income/(loss)	$(426)	$12,804
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	9,976	7,477
Amortization of financing fees	168	320
(Gain)/loss on disposal of assets	(4)	522
Gain on sale-leaseback	(371)	—
Share-based compensation	2,316	942
Change in operating assets and liabilities:
Inventories	(9,147)	(22,761)
Prepaid and other current assets	498	432
Accounts payable	3,578	(663)
Accrued liabilities	9,985	10,920
Deferred rent	2,089	1,434
Other non-current liabilities	(235)	—
Income taxes payable	4	896
Net cash provided by operating activities	18,431	12,323
Net cash flows from investing activities:
Proceeds from sale of assets	23	35
Capital expenditures	(19,951)	(20,882)
Net cash used in investing activities	(19,928)	(20,847)
Net cash flows from financing activities:
Repayments under revolving credit facility	(95,200)	—
Proceeds under revolving credit facility	95,200	—
Payment of financing fees	—	(902)
Purchase of treasury stock	(23)	(23)
Proceeds from the exercise of employee stock options	2	—
Net cash used in financing activities	(21)	(925)
Net decrease in cash and cash equivalents	(1,518)	(9,449)
Cash and cash equivalents, beginning of period	14,150	44,788
Cash and cash equivalents, end of period	$12,632	$35,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2017, which we refer to as fiscal 2017.

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

2.      Share-based incentive plans — Stock Option Awards. We have established the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan, or the 2008 Plan, but equity awards granted under the 2004 Plan and the 2008 Plan are still outstanding.

On November 16, 2016, our stockholders approved amendments to the 2014 Plan to increase the number of shares of the Company’s common stock available for issuance under the 2014 Plan by 2,500,000 shares and to make additional amendments to the 2014 Plan, including (i) reducing the percentage of shares exempt from the minimum vesting requirements under the 2014 Plan, (ii) adding a clawback policy, (iii) generally eliminating the discretion of the Board of Directors to accelerate the vesting of outstanding and unvested awards upon a change of control and (iv) providing that certain shares surrendered in payment of the exercise price of awards or withheld for tax withholding would count against the shares available under the 2014 Plan.

Stock options were awarded with a strike price at a fair market value equal to the average of the high and low trading prices of our common stock on the date of grant under the 2004 Plan. Stock options were awarded with a strike price at a fair market value equal to the closing price of our common stock on the date of the grant under the 2008 Plan and the 2014 Plan.

Options granted under the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options may be subject to certain performance requirements. If the performance requirements are not met, the options are forfeited. The exercise prices of stock options outstanding on December 31, 2016, range between $1.24 per share and $20.91 per share. The 2004 Plan terminated pursuant to its terms as of May 17, 2014, and we terminated the 2008 Plan as of November 12, 2014 in connection with the approval of the 2014 Plan. There were approximately 3.9 million shares available for grant under the 2014 Plan at December 31, 2016.

Restricted Stock Awards.   The 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership, including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of December 31, 2016, there were 1,209,632 shares of restricted stock outstanding, both performance-based and other, with award vesting periods of one to four years and a weighted average grant date fair value of $7.61 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of December 31, 2016 there were 1,376,251 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2008 Plan and the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Amortization of share-based compensation during the period	$1,450	$916	$2,329	$1,000
Amounts capitalized in ending inventory	(596)	(474)	(997)	(656)
Amounts recognized and charged to cost of sales	724	436	984	598
Amounts charged against income for the period before tax	$1,578	$878	$2,316	$942

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

4.      Income/(loss) per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income/(loss)	$8,430	$18,944	$(426)	$12,804
Less: Income to participating securities	(72)	(50)	—	(99)
Net income/(loss) attributable to common shares	$8,358	$18,894	$(426)	$12,705
Weighted average number of common shares outstanding basic	43,928	43,666	43,875	43,652
Effect of dilutive stock equivalents	15	25	—	33
Weighted average number of common shares outstanding diluted	43,943	43,691	43,875	43,685
Net income/(loss) per common share basic	$0.19	$0.43	$(0.01)	$0.29
Net income/(loss) per common share diluted	$0.19	$0.43	$(0.01)	$0.29

For the quarters ended December 31, 2016 and December 31, 2015, options representing rights to purchase approximately 3.8 million weighted average shares and 2.3 million weighted average shares, respectively, were not included in the diluted income per share calculation, because the assumed exercise of such options would have been anti-dilutive. For the six months ended December 31, 2016, all options representing rights to purchase shares were excluded from the diluted loss per share calculation as we had a net loss for the period and the assumed exercise of such options would have been anti-dilutive. For the six months ended December 31, 2015, options representing rights to purchase approximately 2.0 million weighted average shares were not included in the diluted income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of December 31, 2016, we were in compliance with all of the Revolving Credit Facility covenants.

At December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility, $5.5 million of outstanding letters of credit and availability of $125.1 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate. These rates are increased or reduced as our average daily availability changes. Interest expense for the second quarter of the current fiscal year of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the six months ended December 31, 2016 of $0.7 million was comprised of commitment fees of $0.2 million, interest expense of $0.3 million and the amortization of financing fees of $0.2 million. Interest expense for the six months ended December 31, 2015 of $0.6 million was comprised of commitment fees of $0.3 million and the amortization of financing fees of $0.3 million.

6.      Depreciation — Accumulated depreciation of owned equipment and property at December 31, 2016 and June 30, 2016 was $133.7 million and $126.5 million, respectively.

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

The effective tax rates for the quarters ended December 31, 2016 and December 31, 2015 were 3.6% and 5.4%, respectively. The effective tax rates for the six months ended December 31, 2016 and December 31, 2015 were (2.7%) and 7.3%, respectively. A full valuation allowance is currently recorded against the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from utilization of the valuation allowance.

8.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2016 and June 30, 2016, credit card receivables from third party consumer credit card providers were $5.7 million and $4.8 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

9.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present. As of December 31 2016, the carrying value of the intellectual property was $1.3 million and no impairment was identified or recorded.

10.     Cease use liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The short-term and long-term cease use liabilities were $0.8 and $0.7 million, respectively, at December 31, 2016. The short-term and long-term cease use liabilities were $1.1 and $0.9 million, respectively, at June 30, 2016. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

11.     Sale-leaseback — During the fourth quarter of fiscal 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we do not consider part of our long-term distribution network, and leased back these facilities through December 2017. We have no continuing involvement with the properties sold other than a normal leaseback. The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in other income in our Consolidated Statement of Operations. The $1.1 million gain deferred on the Consolidated Balance Sheet at June 30, 2016 was comprised of a short-term portion included in accrued liabilities and a long-term portion included in other liabilities non-current. The $1.1 million total deferred gain will be recognized on a straight-line basis through December 2017. The deferred gain balance at December 31, 2016 was $0.7 million. The leaseback is an operating lease, and we will pay approximately $0.8 million in rent, excluding executory costs, from December 2016 through December 2017.

12.       Recent accounting pronouncements — In August 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements and disclosures, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), an updated standard on revenue recognition, and has since modified the standard with ASU 2015-14, “Deferral of the Effective Date”. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its consolidated financial statements and disclosures, as the vast majority of its revenue is expected to continue to be generated from point-of-sale transactions that are expected to be recognized consistent with its current accounting. The Company’s current accounting for gift card breakage is consistent with the new standard. The Company is currently evaluating whether the standard will affect its current accounting for customer incentives. The Company is continuing to evaluate the impact that this standard will have on its consolidated financial statements and disclosures.

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

•

During the second quarter of fiscal 2017, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing unproductive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing productive stores to the larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 740 stores in 40 states as of December 31, 2016. As part of the implementation of our real estate strategy, our store base decreased from 764 stores in 40 states as of December 31, 2015.
•

Net sales for the second quarter of fiscal 2017 were $328.1 million, an increase of $8.2 million, from $319.9 million for the same period last year. Comparable store sales for the quarter ended December 31, 2016 increased by 3.8%, compared to the same period last year, which was due to a 4.9% increase in customer transactions, partially offset by a 1.1% decrease in average ticket. Net sales for the first six months of fiscal 2017 were $540.0 million, an increase of $17.8 million, from $522.2 million for the same period last year. Comparable store sales for the six months ended December 31, 2016 increased by 4.3%, compared to the same period last year, which was due to a 5.4% increase in customer transactions, partially offset by a 1.1% decrease in average ticket. Net sales during the three and six months ended December 31, 2016 were negatively impacted by lower than plan store level inventories.

•

Cost of sales, as a percentage of net sales, for the second quarter of fiscal 2017 was 67.7%, compared to 64.8% for the same period last year. Cost of sales, as a percentage of net sales, for the first six months of fiscal 2017 was 66.1%, compared to 64.5% for the same period last year.

•

For the second quarter of fiscal 2017, selling, general and administrative expenses increased $5.1 million to $97.2 million, from $92.1 million for the same quarter last year. For the first six months of fiscal 2017, selling, general and administrative expenses increased $13.1 million to $183.8 million, from $170.7 million for the same period last year.

•

Our operating income for the second quarter of fiscal 2017 was $8.8 million compared to operating income of $20.6 million for the same period last year. Our operating loss for the six months ended December 31, 2016 was $0.5 million compared to operating income of $14.6 million for the same period last year.

•

We generated net income of $8.4 million and net income per share of $0.19 for the quarter ended December 31, 2016, compared to net income of $18.9 million and net income per share of $0.43 for the same period last year. We generated a net loss of $0.4 million and a net loss per share of $0.01 for the six months ended December 31, 2016, compared to net income of $12.8 million and net income per share of $0.29 for the same period last year.

•

Adjusted EBITDA for the second quarter of fiscal 2017 was $17.2 million compared to $26.5 million for the same period last year, as shown under the heading “Non-GAAP Financial Measures” below. Adjusted EBITDA for the first six months of fiscal 2017 was $14.8 million compared to $25.3 million for the same period last year, as shown below.

•

Inventory levels at December 31, 2016 increased $9.2 million to $251.5 million from $242.3 million at June 30, 2016. Compared to the same date last year, inventories increased $18.7 million from $232.8 million at December 31, 2015. The growth in inventory as compared to December 31, 2015 was driven by an increase in our in-transit inventory related to our import strategy and increased buying, distribution, and freight costs that are capitalized into inventory. Inventory turnover for the trailing five quarters as of December 31, 2016 was 2.4 turns, compared to the trailing five quarters as of December 31, 2015 of 2.6 turns.

•

Cash and cash equivalents at December 31, 2016 decreased $1.6 million to $12.6 million from $14.2 million at June 30, 2016.  Compared to the same date last year, cash and cash equivalents decreased $22.7 million from $35.3 million at December 31, 2015.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.

There can be no assurance that the trends in sales or operating results will continue in the future.

Non-GAAP Financial Measures

    We define EBITDA as net income or net loss before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that we do not believe are representative of our core operating performance. This measure is not a presentation made in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or loss as a measure of operating performance. In addition, Adjusted EBITDA is not presented as, and should not be considered as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP and should not be construed as an inference that our future results will be unaffected by such adjustments. We believe it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate our operating performance. These non-GAAP financial measures are included to supplement our financial information presented in accordance with GAAP and because we use these measures to monitor and evaluate the performance of our business as a supplement to GAAP measures and we believe the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in our business and evaluate our performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income/(loss)	$8,430	$18,944	$(426)	$12,804
Depreciation and amortization	5,393	3,825	9,976	7,477
Interest expense, net	403	206	658	627
Income tax provision	312	1,077	11	1,012
EBITDA	14,538	24,052	10,219	21,920
Shared based compensation expense (1)	1,578	880	2,316	944
Cease-use rent expense	166	436	473	589
Phoenix distribution center related expenses (2)	1,087	924	2,137	1,680
Other strategic initiative related expenses (3)	—	205	—	205
Gain on sale of assets	(185)	—	(371)	—
Adjusted EBITDA (non-GAAP)	$17,184	$26,497	$14,774	$25,338

(1) Charges related to share-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. The Company adjusts for these charges to facilitate comparisons from period to period.

(2) Adjustment includes only certain expenses related to the Phoenix distribution center preparation, ramp up and post go-live activities, including incremental detention costs and certain consulting costs. The prior year adjustment also includes rent and operating costs prior to operations commencing at the distribution center.

(3) Adjustment includes certain expenses related to customer research and store prototype development.

Three Months Ended December 31, 2016

Compared to the Three Months Ended December 31, 2015

Net sales for the second quarter of fiscal 2017 were $328.1 million, an increase of $8.2 million from $319.9 million for the same period last year.  Comparable store sales for the second quarter of fiscal 2017 increased by 3.8% compared to the second quarter of fiscal 2016. Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales for the second quarter of fiscal 2017 was comprised of a 4.9% increase in customer transactions, partially offset by a 1.1% decrease in average ticket. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $3.3 million, resulting in a 104 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 36 store closures, partially offset by 12 store openings, which have occurred since the end of the second quarter of fiscal 2016. During the current quarter, we continued to experience issues related to the ramp up of the recently opened Phoenix distribution facility. These issues resulted in lower than plan store level inventories during the current year quarter which negatively affected sales in our entire store base.

                                                                                                                                        Store Openings/Closings

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Fiscal Year Ended June 30, 2016
Stores open at beginning of period	742	757	769
Stores opened during the period	4	8	16
Stores closed during the period	(6)	(1)	(34)
Stores open at end of period	740	764	751

We ended the second quarter of fiscal 2017 with 740 stores, compared to 764 stores at the end of the second quarter of the prior year.  We relocated four existing stores during the second quarter of fiscal 2017 and seven stores in the second quarter of the prior fiscal year.

Gross profit for the second quarter of fiscal 2017 was $106.0 million, a decrease of 5.9% compared to $112.7 million in gross profit for the second quarter of fiscal 2016. Gross profit as a percentage of net sales was 32.3% for the second quarter of fiscal 2017, compared to 35.2% for the second quarter of fiscal 2016. The decrease in gross margin was primarily due to elevated costs associated with our supply chain operations, including distribution center and freight costs recognized in the current period, along with increased markdowns. Partially offsetting this increase in costs was an improvement in our initial merchandise mark-up.

Selling, general and administrative expenses (SG&A) increased $5.1 million for the second quarter of fiscal 2017 to $97.2 million, from $92.1 million for the second quarter of fiscal 2016. As a percentage of net sales, SG&A was 29.6% for the second quarter of fiscal 2017 compared to 28.8% for the second fiscal quarter of 2016. This increase in SG&A as a percentage of net sales was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, increased advertising, and increased corporate labor costs and share-based compensation expense in the current period as compared to the prior year period due to executive vacancies in the prior year period.  Additionally, we continue to invest in technology and infrastructure which drives incremental costs related to systems. Partially offsetting these increased costs were store employee costs and certain other corporate expenses, including legal and professional fees, which decreased as a percentage of net sales in the current year quarter from the prior year quarter.

Our operating income was $8.8 million for the second quarter of fiscal 2017 as compared to operating income of $20.6 million for the second quarter of fiscal 2016.

Income tax expense for the second quarter of fiscal 2017 was $0.3 million compared to $1.1 million for the same period last year. The effective tax rates for the second quarter of fiscal 2017 and fiscal 2016 were 3.6% and 5.4%, respectively.  A full valuation allowance is currently recorded against our deferred tax assets at December 31, 2016. A deviation from the customary relationship between income tax benefit and pretax income results from the valuation allowance.

We had net income of $8.4 million, or $0.19 per share, for the second quarter of fiscal 2017 compared to net income of $18.9 million, or $0.43 per share, for the second quarter of fiscal 2016.

Six Months Ended December 31, 2016

Compared to the Six Months Ended December 31, 2015

Net sales for the first six months of fiscal 2016 were $540.0 million, an increase of $17.8 million from $522.2 million for the same period last year. Comparable store sales for the first six months of fiscal 2017 increased by 4.3% compared to the same period in fiscal 2016. Stores are included in the same store sales calculation at the beginning of the quarter following the anniversary date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales for the first six months of fiscal 2017 was comprised of a 5.4% increase in customer transactions, partially offset by a 1.1% decrease in average ticket. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $3.8 million, resulting in a 73 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease is driven by 51 store closures, partially offset by 22 store openings, which have occurred since the beginning of the prior fiscal year. During the six months ended December 31, 2016, we experienced issues related to the ramp up of the recently opened Phoenix distribution facility. These issues resulted in lower than plan store level inventories during the six month period which negatively affected sales in our entire store base.

                                                                                                                                                 Store Openings/Closings

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015	Fiscal Year Ended June 30, 2016
Stores open at beginning of period	751	769	769
Stores opened during the period	6	10	16
Stores closed during the period	(17)	(15)	(34)
Stores open at end of period	740	764	751

We ended the first six months of fiscal 2017 with 740 stores, compared to 764 stores at the end of the first six months of the prior year.  We relocated 23 existing stores and expanded eight stores during the first six months of fiscal 2017 and relocated 21 existing stores and expanded two stores in the first six months of the prior fiscal year.

Gross profit for the first six months of fiscal 2017 was $183.3 million, a decrease of 1.1% compared to $185.4 million in gross profit for the same period in fiscal 2016.  Gross profit as a percentage of net sales was 33.9% for the first six months of fiscal 2017, compared to 35.5% for the same period in fiscal 2016. The decrease in gross margin was primarily due to elevated costs associated with our supply chain operations, including distribution center and freight costs recognized in the current period, along with increased markdowns partially offset by improvement in our initial merchandise mark-up.

Selling, general and administrative expenses increased $13.1 million for the first six months of fiscal 2017 to $183.8 million, from $170.7 million in the same period last year. As a percentage of net sales, SG&A was 34.0% for the first six months of fiscal 2017 compared to 32.7% in the same period last year. This increase in SG&A as a percentage of net sales was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, increased advertising, and increased corporate labor costs and share-based compensation expense in the current period as compared to the prior year period due to executive vacancies in the prior year period.  Additionally, we continue to invest in technology and infrastructure which drives incremental costs related to systems.  Partially offsetting these increased costs were store employee costs and certain other corporate expenses, including legal and professional fees, which decreased as a percentage of net sales in the first six months of fiscal 2017 from the first six months of fiscal 2016.

Our operating loss was $0.5 million for the first six months of fiscal 2017 as compared to operating income of $14.6 million for the same period in fiscal 2016.

Income tax expense for the first six months of fiscal 2017 was $11,000 compared to $1.0 million for the same period last year. The effective tax rates for the six months ended December 31, 2016 and December 31, 2015 were (2.7%) and 7.3%, respectively.  A full valuation allowance is currently recorded against our deferred tax assets at December 31, 2016. A deviation from the customary relationship between income tax benefit and pretax loss results from the valuation allowance.

We had a net loss of $0.4 million, or $0.01 per share, for the first six months of fiscal 2017 compared to net income of $12.8 million, or $0.29 per share, for the first six months of fiscal 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2016 and 2015 was $18.4 million and $12.3 million, respectively. The $18.4 million of cash provided by operating activities for the six months ended December 31, 2016 was primarily due to a net loss of $0.4 million adjusted for non-cash items, including depreciation and amortization of $10.1 million and share based compensation of $2.3 million. Also impacting net cash provided by operating activities was an increase in accrued liabilities of $10.0 million, increased accounts payable of $3.6 million, increased deferred rent of $2.1 million, and decreased prepaid and other assets of $0.5 million, partially offset by an increase in inventory of $9.1 million due to seasonal buying levels and an increased inventory position in preparation for the spring selling season. There were no significant changes to our vendor payments policy during the six months ended December 31, 2016. The $12.3 million of cash provided by operating activities for the six months ended December 31, 2015 was primarily due to net income of $12.8 million adjusted for non-cash items, including depreciation and amortization of $7.8 million, an increase in accrued liabilities of $10.9 million, along with increased deferred rent of $1.4 million, income taxes payable of $0.9 million and share based compensation of $0.9 million, partially offset by a decrease in accounts payable of $0.7 million and an increase in inventory of $22.8 million due to seasonal buying levels and an increased inventory position in preparation for the spring selling season.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2016 and 2015 related primarily to capital expenditures. Capital expenditures were primarily associated with store relocations, expansions, new store openings, capital improvements to existing stores, enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $19.9 million and $20.9 million for the six months ended December 31, 2016 and 2015, respectively.

We currently expect to invest capital of approximately $38 million to $42 million in fiscal year 2017.

Cash Flows from Financing Activities

Net cash used in financing activities was $21,000 for the six months ended December 31, 2016, compared to net cash used in financing activities of $0.9 million for the six months ended December 31, 2015. The cash used in the prior year period for financing activities related to the payment of financing costs for our Revolving Credit Facility.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of December 31, 2016, we were in compliance with all of the Revolving Credit Facility covenants.

At December 31, 2016, we had no amounts outstanding under the Revolving Credit Facility, $5.5 million of outstanding letters of credit and availability of $125.1 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate. These rates are increased or reduced as our average daily availability changes. Interest expense for the second quarter of the current fiscal year of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the six months ended December 31, 2016 of $0.7 million was comprised of commitment fees of $0.2 million, interest expense of $0.3 million and the amortization of financing fees of

$0.2 million. Interest expense for the six months ended December 31, 2015 of $0.6 million was comprised of commitment fees of $0.3 million and the amortization of financing fees of $0.3 million

Liquidity

We finance our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Cash and cash equivalents were $12.6 million as of December 31, 2016 and $35.3 million at December 31, 2015. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by our Board of Directors. Our borrowings have historically peaked during the second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2016.

As of December 31, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

There were no changes to our critical accounting policies during the second quarter of fiscal 2017 from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the second quarter of fiscal 2017 were 4.2% of sales compared to 4.0% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at December 31, 2016 would result in a decline in gross profit and earnings per share for the second quarter of fiscal 2017 of $1.3 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Recent Accounting Pronouncements

Please refer to Note 12 of our unaudited condensed consolidated financial statements for a summary of recent accounting pronouncements.

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

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to successfully implement our long-term business strategy;
•	changes in economic and political conditions which may adversely affect consumer spending;
•	our failure to identify and respond to changes in consumer trends and preferences;
•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;
•	our ability to successfully manage our inventory balances profitably and to effectively manage our supply chain operations;
•	loss of, disruption in operations, or increased costs in the operation of our distribution center facilities;
•	loss or departure of one or more members of our senior management or other key management;
•	increased or new competition;
•	our ability to successfully execute our strategy of opening new stores and relocating and expanding existing stores;
•	increases in fuel prices and changes in transportation industry regulations or conditions;
•	our ability to generate strong cash flows from operations and to continue to access credit markets;
•	increases in the cost or a disruption in the flow of our imported products;
•	the success of our marketing, advertising and promotional efforts;
•	our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;
•	seasonal and quarterly fluctuations;
•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;
•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;
•	our ability to comply with existing, changing, and new government regulations;
•	our ability to manage litigation risks from our customers, employees and other third parties;
•	our ability to manage risks associated with product liability claims and product recalls;
•	the impact of adverse local conditions, natural disasters and other events; and
•	our ability to manage the negative effects of inventory shrinkage.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended December 31, 2016 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2016	—	$—	—	$3,210,981
November 1 through November 30, 2016	4,343	$5.35	4,343	$3,187,746
December 1 through December 31, 2016	—	$—	—	$3,187,746
Total	4,343	$5.35	4,343	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the three months ended December 31, 2016, 4,343 shares were repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $23,000.

Item 5.Other Information

As previously announced, on January 17, 2017, the Company undertook a management reorganization and eliminated the chief operating officer position.  It was mutually agreed that Melissa Phillips, the Company's then-serving president and chief operating officer, would resign from her position effective immediately.  Ms. Phillips’ resignation was effective January 16, 2017.   In connection with Ms. Phillips' departure, the Company entered into a Confidential Release and Separation Agreement with Ms. Phillips (the "Separation Agreement") on February 1, 2017, which will become effective eight days following a seven-day revocation period.  The Separation Agreement provides Ms. Phillips with certain severance benefits in exchange for a release and Ms. Phillips' agreement to certain restrictive covenants.

In particular, (i) Ms. Phillips will receive severance payments of $217,812 (the "Separation Payment"), payable on the Company's regular payroll schedule over six months (the "Severance Period"); (ii) if, after 90 days following Ms. Phillips' separation from the Company, Ms. Phillips has not obtained employment or engagement as an independent contractor on a full-time basis in a position substantially similar to her position with the Company prior to her separation, Ms. Phillips will receive extended severance payments of $217,812 (the "Extended Separation Payment"), payable on the Company's regular payroll schedule over six months (the "Extended Severance Period"), the first payment of which will be made following the last Separation Payment as provided above; (iii) Ms. Phillips will receive an enhanced severance payment of $15,000 (the "Enhanced Severance Payment"), payable within seven business days following the effective date of the agreement; and (iv) if Ms. Phillips elects continued coverage under the Company's group health plan pursuant to COBRA, the Company will continue pay on Ms. Phillips' behalf an amount equal to the amount the Company previously paid as the Company's portion of Ms. Phillips’ monthly premiums for health benefits until the earlier of the expiration of 12 months following her separation date, the date on which she is no longer entitled to COBRA continuation coverage, or the date on which she obtains employment or an independent contractor engagement offering health benefits.  During the Severance Period and the Extended Severance Period, Ms. Phillips must notify the Company of her acceptance of any new employment or engagement as an independent contractor.

As a condition to receiving the Separation Payment, Extended Separation Payment and Enhanced Separation Payment, Ms. Phillips will agree to (i) release the Company and its affiliates from any liability and waive certain other claims, (ii) customary non-disclosure and non-use restrictions, (iii) customary mutual non-disparagement restrictions, and (iv) not solicit or hire any of the Company's employees for a period of 12 months.

The above description of the Separation Agreement is qualified in its entirety by reference to the copy of such agreement filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Composite Copy of Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 22, 2016)†

10.2	Confidential General Release and Separation Agreement, dated February 1, 2017, by and between Tuesday Morning, Inc. and Melissa Phillips†

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: February 3, 2017	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September  16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1

Composite Copy of Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 22, 2016)†

10.2	Confidential General Release and Separation Agreement, dated February 1, 2017, by and between Tuesday Morning, Inc. and Melissa Phillips†

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*

The certifications attached hereto as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Management contract or compensatory plan or arrangement