Form 10-Q
period 2017-03-31
TUESDAY MORNING CORP/DE
filed 2017-05-04
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2017
Common Stock, par value $0.01 per share	45,100,847

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2017 (unaudited) and June 30, 2016

(In thousands, except share and per share data)

	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,747	$14,150
Inventories	268,309	242,315
Prepaid expenses	7,388	6,620
Other current assets	259	512
Total Current Assets	279,703	263,597
Property and equipment, net	107,021	94,723
Deferred financing costs	1,065	1,312
Other assets	2,245	2,338
Total Assets	$390,034	$361,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,012	$80,853
Accrued liabilities	45,209	43,797
Income taxes payable	104	—
Total Current Liabilities	120,325	124,650
Revolving credit facility	41,000	—
Deferred rent	10,537	6,747
Asset retirement obligation — non-current	2,518	2,561
Other liabilities — non-current	360	730
Total Liabilities	174,740	134,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,908,380 shares issued and 45,124,719 shares outstanding at March 31, 2017 and 46,340,214 shares issued and 44,560,896 shares outstanding at June 30, 2016	469	463
Additional paid-in capital	233,738	230,488
Retained (deficit)/earnings	(12,101)	3,120
Less: 1,783,661 common shares in treasury, at cost, at March 31, 2017 and 1,779,318 common shares in treasury, at cost, at June 30, 2016	(6,812)	(6,789)
Total Stockholders’ Equity	215,294	227,282
Total Liabilities and Stockholders’ Equity	$390,034	$361,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$203,001	$211,380	$743,023	$733,584
Cost of sales	135,845	133,903	492,546	470,753
Gross profit	67,156	77,477	250,477	262,831
Selling, general and administrative expenses	81,834	83,409	265,628	254,146
Operating income/(loss)	(14,678)	(5,932)	(15,151)	8,685
Other income/(expense):
Interest expense	(377)	(217)	(1,061)	(866)
Other income/(expense), net	360	252	1,104	101
Other income/(expense), total	(17)	35	43	(765)
Income/(loss) before income taxes	(14,695)	(5,897)	(15,108)	7,920
Income tax provision/(benefit)	101	(657)	113	356
Net income/(loss)	$(14,796)	$(5,240)	$(15,221)	$7,564
Earnings/(Loss) Per Share
Net income/(loss) per common share:
Basic	$(0.34)	$(0.12)	$(0.35)	$0.17
Diluted	$(0.34)	$(0.12)	$(0.35)	$0.17
Weighted average number of common shares:
Basic	43,998	43,731	43,915	43,678
Diluted	43,998	43,731	43,915	43,709
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2017	2016
Net cash flows from operating activities:
Net income/(loss)	$(15,221)	$7,564
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	15,635	11,382
Amortization of financing fees	247	398
Loss on disposal of assets	1	521
Gain on sale-leaseback	(555)	—
Share-based compensation	3,224	1,869
Construction allowances from landlords	1,419	—
Change in operating assets and liabilities:
Inventories	(25,970)	(44,846)
Prepaid and other current assets	(427)	277
Accounts payable	(12,841)	15,709
Accrued liabilities	937	6,165
Deferred rent	2,666	2,260
Other non-current liabilities	(338)	1,015
Income taxes payable	105	240
Net cash (used in)/provided by operating activities	(31,118)	2,554
Net cash flows from investing activities:
Proceeds from sale of assets	93	35
Purchase of intellectual property	(4)	(1,318)
Capital expenditures	(27,359)	(30,036)
Net cash used in investing activities	(27,270)	(31,319)
Net cash flows from financing activities:
Repayments under revolving credit facility	(111,200)	—
Proceeds under revolving credit facility	152,200	—
Change in cash overdraft	7,000	—
Payment of financing fees	—	(883)
Purchase of treasury stock	(23)	(76)
Proceeds from the exercise of employee stock options	8	—
Net cash provided by/(used in) financing activities	47,985	(959)
Net decrease in cash and cash equivalents	(10,403)	(29,724)
Cash and cash equivalents, beginning of period	14,150	44,788
Cash and cash equivalents, end of period	$3,747	$15,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2017, which we refer to as fiscal 2017.

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

2.      Share-based incentive plans — Stock Option Awards. We have established the Tuesday Morning Corporation 2004 Long-Term Equity Incentive Plan, as amended (the “2004 Plan”), the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan or the 2008 Plan, but equity awards granted under the 2004 Plan and the 2008 Plan are still outstanding.

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

Options granted under the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options may be subject to certain performance requirements. If the performance requirements are not met, the options are forfeited. The exercise prices of stock options outstanding on March 31, 2017, range between $1.24 per share and $20.91 per share. The 2004 Plan terminated pursuant to its terms as of May 17, 2014, and we terminated the 2008 Plan as of November 12, 2014 in connection with the approval of the 2014 Plan. There were approximately 4.2 million shares available for grant under the 2014 Plan at March 31, 2017.

Restricted Stock Awards.   The 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership, including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of March 31, 2017, there were 1,102,101 shares of restricted stock outstanding, both performance-based and other, with award vesting periods of one to four years and a weighted average grant date fair value of $6.95 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of March 31, 2017 there were 1,351,448 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2004 Plan, 2008 Plan and the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Amortization of share-based compensation during the period	$919	$1,064	$3,248	$2,065
Amounts capitalized in ending inventory	(168)	(506)	(1,166)	(1,162)
Amounts recognized and charged to cost of sales	157	367	1,142	966
Amounts charged against income for the period before tax	$908	$925	$3,224	$1,869

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

4.      Income/(loss) per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income/(loss)	$(14,796)	$(5,240)	$(15,221)	$7,564
Less: Income to participating securities	—	—	—	—
Net income/(loss) attributable to common shares	$(14,796)	$(5,240)	$(15,221)	$7,564
Weighted average number of common shares outstanding basic	43,998	43,731	43,915	43,678
Effect of dilutive stock equivalents	—	—	—	31
Weighted average number of common shares outstanding diluted	43,998	43,731	43,915	43,709
Net income/(loss) per common share basic	$(0.34)	$(0.12)	$(0.35)	$0.17
Net income/(loss) per common share diluted	$(0.34)	$(0.12)	$(0.35)	$0.17

For the quarters ended March 31, 2017 and March 31, 2016,  all options representing rights to purchase shares were excluded from the diluted loss per share calculation as we had a net loss for the periods and the assumed exercise of such options would have been anti-dilutive. For the nine months ended March 31, 2017, all options representing rights to purchase shares were excluded from the diluted loss per share calculation as we had a net loss for the period and the assumed exercise of such options would have been anti-dilutive. For the nine months ended March 31, 2016, options representing rights to purchase approximately 2.3 million weighted average shares were not included in the diluted income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of March 31, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At March 31, 2017, we had $41.0 million outstanding under the Revolving Credit Facility, $5.5 million of outstanding letters of credit and availability of $82.9 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate. These rates are increased or reduced as our average daily availability changes. Interest expense for the third quarter of the current fiscal year of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the third quarter of the prior fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the nine months ended March 31, 2017 of $1.0 million was comprised of commitment fees of $0.3 million, interest expense of $0.4 million and the amortization of financing fees of $0.3 million. Interest expense for the nine months ended March 31, 2016 of $0.8 million was comprised of commitment fees of $0.4 million and the amortization of financing fees of $0.4 million.

6.      Depreciation — Accumulated depreciation of owned equipment and property at March 31, 2017 and June 30, 2016 was $136.5 million and $126.5 million, respectively.

7.      Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With a few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years on or before June 30, 2012.  The U.S. federal income tax statute of limitations has expired for all taxable years ended on or before June 30, 2013.

The effective tax rates for the quarters ended March 31, 2017 and March 31, 2016 were (0.7%) and 11.1%, respectively. The effective tax rates for the nine months ended March 31, 2017 and March 31, 2016 were (0.7%) and 4.5%, respectively. A full valuation allowance is currently recorded against the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from utilization of the valuation allowance.

8.      Cash and cash equivalents — Cash and cash equivalents are comprised of cash, credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2017 and June 30, 2016, credit card receivables from third party consumer credit card providers were $3.3 million and $4.7 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

9.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present. As of March 31, 2017, the carrying value of the intellectual property was $1.3 million and no impairment was identified or recorded.

10.     Cease use liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The short-term and long-term cease use liabilities were $0.7 and $0.6 million, respectively, at March 31, 2017. The short-term and long-term cease use liabilities were $1.1 and $0.9 million, respectively, at June 30, 2016. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

11.     Sale-leaseback — During the fourth quarter of fiscal 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we do not consider part of our long-term distribution network, and leased back these facilities through December 2017. We have no continuing involvement with the properties sold other than a normal leaseback. The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in other income in our Consolidated Statement of Operations. The $1.1 million gain deferred on the Consolidated Balance Sheet at June 30, 2016 was comprised of a short-term portion included in “Accrued liabilities” and a long-term portion included in “Other liabilities — non-current”. The $1.1 million total deferred gain will be recognized on a straight-line basis through December 2017. The deferred gain balance at March 31, 2017 was $0.6 million. The leaseback is an operating lease, and we will pay approximately $0.6 million in rent, excluding executory costs, from April 2017 through December 2017.

12.       Recent accounting pronouncements — In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating ASU 2016-09 to assess the potential impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements and disclosures, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will result in a material impact on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with ASU 2015-14, “Deferral of the Effective Date”. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its consolidated financial statements and disclosures, as the vast majority of its revenue is expected to continue to be generated from point-of-sale transactions that are expected to be recognized consistent with its current accounting. The Company’s current accounting for gift card breakage is consistent with the new standard. The Company is currently evaluating whether the standard will affect its current accounting for customer incentives. The Company is continuing to evaluate the impact that this standard will have on its consolidated financial statements and disclosures and expects to use the modified retrospective method when adopting this standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Business Overview

•

We are a leading off‑price retailer specializing in selling deeply-discounted, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts. We are nationally known for providing a fresh selection of brand-name, high-quality merchandise – never seconds or irregulars – at prices generally below those of department and specialty stores, catalogs and online retailers. Our strong everyday value proposition is also supported with periodic circulars and direct mail, as well as email and social media, that keep customers familiar with Tuesday Morning.

•

During the third quarter of fiscal 2017, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing unproductive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing productive stores to the larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 724 stores in 40 states as of March 31, 2017. As part of the implementation of our real estate strategy, our store base decreased from 748 stores in 40 states as of March 31, 2016.
•

Net sales for the third quarter of fiscal 2017 were $203.0 million, a decrease of $8.4 million, from $211.4 million for the same period last year. Comparable store sales for the quarter ended March 31, 2017 decreased by 2.7%, compared to the same period last year, which was due to a 0.7% decrease in customer transactions and a 2.0% decrease in average ticket. Net sales for the first nine months of fiscal 2017 were $743.0 million, an increase of $9.4 million, from $733.6 million for the same period last year. Comparable store sales for the nine months ended March 31, 2017 increased by 2.3%, compared to the same period last year, which was due to a 3.6% increase in customer transactions, partially offset by a 1.3% decrease in average ticket. Net sales during the three and nine months ended March 31, 2017 were negatively impacted by lower than plan store level inventories along with 24 fewer stores.

•

Cost of sales, as a percentage of net sales, for the third quarter of fiscal 2017 was 66.9%, compared to 63.3% for the same period last year. Cost of sales, as a percentage of net sales, for the first nine months of fiscal 2017 was 66.3%, compared to 64.2% for the same period last year.

•

For the third quarter of fiscal 2017, selling, general and administrative expenses decreased $1.6 million to $81.8 million, from $83.4 million for the same quarter last year. For the first nine months of fiscal 2017, selling, general and administrative expenses increased $11.5 million to $265.6 million, from $254.1 million for the same period last year.

•

Our operating loss for the third quarter of fiscal 2017 was $14.7 million compared to an operating loss of $5.9 million for the same period last year. Our operating loss for the nine months ended March 31, 2017 was $15.2 million compared to operating income of $8.7 million for the same period last year.

•

We had a net loss of $14.8 million and a net loss per share of $0.34 for the quarter ended March 31, 2017, compared to a net loss of $5.2 million and net loss per share of $0.12 for the same period last year. We had a net loss of $15.2 million and a net loss per share of $0.35 for the nine months ended March 31, 2017, compared to net income of $7.6 million and net income per share of $0.17 for the same period last year.

•

Adjusted EBITDA for the third quarter of fiscal 2017 was a negative $7.8 million compared to $3.2 million for the same period last year, as shown under the heading “Non-GAAP Financial Measures” below. Adjusted EBITDA for the first nine months of fiscal 2017 was $7.0 million compared to $28.5 million for the same period last year, as shown below.

•

Inventory levels at March 31, 2017 increased $26.0 million to $268.3 million from $242.3 million at June 30, 2016. Compared to the same date last year, inventories increased $13.3 million from $255.0 million at March 31, 2016. The growth in inventory as compared to March 31, 2016 was driven primarily by increased buying, distribution, and freight costs which are capitalized into inventory. Inventory turnover for the trailing five quarters as of March 31, 2017 was 2.4 turns, compared to the trailing five quarters as of March 31, 2016 of 2.6 turns.

•

Cash and cash equivalents at March 31, 2017 decreased $10.5 million to $3.7 million from $14.2 million at June 30, 2016.  Compared to the same date last year, cash and cash equivalents decreased $11.4 million from $15.1 million at March 31, 2016.

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

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income/(loss)	$(14,796)	$(5,240)	$(15,221)	$7,564
Depreciation and amortization	5,659	3,904	15,635	11,382
Interest expense, net	370	195	1,028	822
Income tax provision/(benefit)	101	(657)	113	356
EBITDA	(8,666)	(1,798)	1,555	20,124
Shared based compensation expense (1)	908	926	3,224	1,870
Cease-use rent expense	87	2,436	560	3,025
Phoenix distribution center related expenses (2)	59	1,391	2,196	3,071
Other strategic initiative related expenses (3)	—	208	—	414
Gain on sale of assets	(185)	—	(556)	—
Adjusted EBITDA (non-GAAP)	$(7,797)	$3,163	$6,979	$28,504

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

Three Months Ended March 31, 2017

Compared to the Three Months Ended March 31, 2016

Net sales for the third quarter of fiscal 2017 were $203.0 million, a decrease of $8.4 million from $211.4 million for the same period last year.  Comparable store sales for the third quarter of fiscal 2017 decreased by 2.7% compared to the third quarter of fiscal 2016. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The decrease in comparable store sales for the third quarter of fiscal 2017 was comprised of a 0.7% decrease in customer transactions and a 2.0% decrease in average ticket. Non-comparable store sales decreased a total of $2.9 million and resulted in a 136 basis point negative impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 41 store closures, partially offset by 17 store openings, which have occurred since the end of the third quarter of fiscal 2016. During the current quarter, we continued to experience issues related to the ramp up of our Phoenix distribution facility and transition to a multiple distribution center network. These issues resulted in lower than plan store level inventories during the current year quarter which negatively affected sales in our entire store base.

                                                                                                                                        Store Openings/Closings

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Fiscal Year Ended June 30, 2016
Stores open at beginning of period	740	764	769
Stores opened during the period	7	2	16
Stores closed during the period	(23)	(18)	(34)
Stores open at end of period	724	748	751

We ended the third quarter of fiscal 2017 with 724 stores, compared to 748 stores at the end of the third quarter of the prior year.  We relocated seven existing stores during the third quarter of fiscal 2017 and 11 stores in the third quarter of the prior fiscal year. We expanded two stores during the third quarter of fiscal 2017 and one store in the third quarter of the prior fiscal year. Additionally, we remodeled one store in the third quarter of fiscal 2017.

Gross profit for the third quarter of fiscal 2017 was $67.2 million, a decrease of 13.3% compared to $77.5 million in gross profit for the third quarter of fiscal 2016. Gross profit as a percentage of net sales was 33.1% for the third quarter of fiscal 2017, compared to 36.7% for the third quarter of fiscal 2016. The decrease in gross margin was primarily due to elevated costs associated with our supply chain operations, which are capitalized into inventory and include distribution center and freight costs, recognized in the current period, along with increased markdowns. Partially offsetting this increase in costs was an improvement in our initial merchandise mark-up.

     Selling, General & Administrative (SG&A) expenses for the third quarter of fiscal 2017 decreased 1.9% to $81.8 million, compared to $83.4 million in the same period last year.  As a percentage of net sales, SG&A was 40.3% for the third quarter of fiscal 2017 compared to 39.5% in the same period last year.  This increase in SG&A as a percentage of net sales was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, and increased store labor costs in the current period as compared to the prior year period.  Additionally, we continue to invest in technology and infrastructure which drives incremental costs related to systems.  Partially offsetting these increased costs were reductions in corporate incentive compensation and certain other corporate expenses, including legal and professional fees, which decreased as a percentage of net sales in the current year quarter from the prior year quarter. In the prior year period, we incurred $2.4 million of cease-use related rent expense for closed stores along with $1.2 million of SG&A expenses related to opening our Phoenix distribution center.

Our operating loss was $14.7 million for the third quarter of fiscal 2017 as compared to an operating loss of $5.9 million for the third quarter of fiscal 2016.

Income tax expense for the third quarter of fiscal 2017 was $0.1 million compared to an income tax benefit of $0.7 million for the same period last year. The effective tax rates for the third quarter of fiscal 2017 and fiscal 2016 were (0.7%) and 11.1%, respectively.  A full valuation allowance is currently recorded against our deferred tax assets at March 31, 2017. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

We had a net loss of $14.8 million, or $0.34 per share, for the third quarter of fiscal 2017 compared to a net loss of $5.2 million, or $0.12 per share, for the third quarter of fiscal 2016.

Nine Months Ended March 31, 2017

Compared to the Nine Months Ended March 31, 2016

Net sales for the first nine months of fiscal 2017 were $743.0 million, an increase of $9.4 million from $733.6 million for the same period last year. Comparable store sales for the first nine months of fiscal 2017 increased by 2.3% compared to the same period in fiscal 2016. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales for the first nine months of fiscal 2017 was comprised of a 3.6% increase in customer transactions, partially offset by a 1.3% decrease in average ticket. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $6.6 million, resulting in a 90 basis point negative impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease is driven by 74 store closures, partially offset by 29 store openings, which have occurred since the beginning of the prior fiscal year. During the nine months ended March 31, 2017, we experienced issues related to the ramp up of our Phoenix distribution facility and transition to a multiple distribution center network. These issues resulted in lower than plan store level inventories during the nine month period which negatively affected sales in our entire store base.

                                                                                                                                                 Store Openings/Closings

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016	Fiscal Year Ended June 30, 2016
Stores open at beginning of period	751	769	769
Stores opened during the period	13	12	16
Stores closed during the period	(40)	(33)	(34)
Stores open at end of period	724	748	751

We ended the first nine months of fiscal 2017 with 724 stores, compared to 748 stores at the end of the first nine months of the prior year.  We relocated 30 existing stores and expanded ten stores during the first nine months of fiscal 2017 and relocated 32 existing stores and expanded three stores in the first nine months of the prior fiscal year. Additionally, we remodeled one store during the first nine months of fiscal 2017.

Gross profit for the first nine months of fiscal 2017 was $250.5 million, a decrease of 4.7% compared to $262.8 million in gross profit for the same period in fiscal 2016.  Gross profit as a percentage of net sales was 33.7% for the first nine months of fiscal 2017, compared to 35.8% for the same period in fiscal 2016. The decrease in gross margin was primarily due to elevated costs associated with our supply chain operations, which are capitalized into inventory and include distribution center and freight costs, recognized in the current period, along with increased markdowns partially offset by improvement in our initial merchandise mark-up.

SG&A expenses for the first nine months of fiscal 2017 increased 4.5% to $265.6 million, compared to $254.1 million in the same period last year.  As a percentage of net sales, SG&A was 35.7% for the first nine months of fiscal 2017 compared to 34.6% in the same period last year.  This increase in SG&A as a percentage of net sales was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, increased advertising, and increased corporate labor and share-based compensation expense in the current period as compared to the prior year period due to executive vacancies in the prior year period.  Additionally, we continue to invest in technology and infrastructure which drives incremental costs related to systems.  Partially offsetting these increased costs were reductions in certain other corporate expenses, including legal and professional fees, which decreased as a percentage of net sales from the first nine months of the prior year. In the prior year period, we incurred $2.4 million higher cease-use related rent expense for closed stores than in the current period and we incurred $2.9 million of SG&A expenses related to opening our Phoenix distribution center.

Our operating loss was $15.2 million for the first nine months of fiscal 2017 as compared to operating income of $8.7 million for the same period in fiscal 2016.

Income tax expense for the first nine months of fiscal 2017 was $0.1 million compared to $0.4 million for the same period last year. The effective tax rates for the nine months ended March 31, 2017 and March 31, 2016 were (0.7%) and 4.5%, respectively.  A full valuation allowance is currently recorded against our deferred tax assets at March 31, 2017. A deviation from the customary relationship between income tax benefit and pretax loss results from utilization of the valuation allowance.

We had a net loss of $15.2 million, or $0.35 loss per share, for the first nine months of fiscal 2017 compared to net income of $7.6 million, or $0.17 per share, for the first nine months of fiscal 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2017 was $31.1 million compared to net cash provided of $2.6 million for the nine months ended March 31, 2016. The $31.1 million of cash used in operating activities for the nine months ended March 31, 2017 was primarily due to a net loss of $15.2 million adjusted for non-cash items, including depreciation and amortization of $15.9 million and share based compensation of $3.2 million. Also impacting net cash used in operating activities were increased inventories of $26.0 million and decreased accounts payable of $12.8 million, partially offset by increased deferred rent of $2.7 million. There were no significant changes to our vendor payments policy during the nine months ended March 31, 2017. The $2.6 million of cash provided by operating activities for the nine months ended March 31, 2016 was primarily due to net income of $7.6 million adjusted for non-cash items, including depreciation and amortization of $11.8 million, share based compensation of $1.9 million, and an increase in accounts payable of $15.7 million related to increased inventory, an increase in accrued liabilities of $6.2 million, along with increased deferred rent of $2.3 million and an increase in other non-current liabilities of $1.0 million. This was partially offset by an increase in inventory of $44.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2017 and 2016 related primarily to capital expenditures. Capital expenditures were primarily associated with store relocations, expansions, new store openings, capital improvements to existing stores, enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $27.3 million and $31.3 million for the nine months ended March 31, 2017 and 2016, respectively.

We currently expect to invest capital of approximately $37 million to $40 million in fiscal year 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities was $48.0 million for the nine months ended March 31, 2017, compared to net cash used in financing activities of $1.0 million for the nine months ended March 31, 2016. The cash provided by financing activities in the current year period relates to $41.0 million of borrowings on our Revolving Credit Facility, net of payments, along with a $7.0 million cash overdraft provision. The cash used in the prior year period for financing activities related to the payment of financing costs for our Revolving Credit Facility.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of March 31, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At March 31, 2017, we had $41.0 million outstanding under the Revolving Credit Facility, $5.5 million of outstanding letters of credit and availability of $82.9 million under the Revolving Credit Facility. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate. These rates are increased or reduced as our average daily availability changes. Interest expense for the third quarter of the current fiscal year of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the third quarter of the prior fiscal year of $0.2 million was comprised of commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the nine months ended March 31, 2017 of $1.0 million was comprised of commitment fees of $0.3 million, interest expense of $0.4 million and the amortization of financing fees of

$0.3 million. Interest expense for the nine months ended March 31, 2016 of $0.8 million was comprised of commitment fees of $0.4 million and the amortization of financing fees of $0.4 million

Liquidity

We finance our operations with funds generated from operating activities, available cash and cash equivalents and borrowings under our Revolving Credit Facility. Cash and cash equivalents were $3.7 million as of March 31, 2017 and $15.1 million at March 31, 2016. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by our Board of Directors. Although our borrowings have historically peaked during the second fiscal quarter as we build inventory levels prior to the holiday selling season, we increased our borrowings during the third quarter of fiscal 2017. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of March 31, 2017.

As of March 31, 2017, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

There were no changes to our critical accounting policies during the third quarter of fiscal 2017 from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the third quarter of fiscal 2017 were 5.5% of sales compared to 4.5% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at March 31, 2017 would result in a decline in gross profit and earnings per share for the third quarter of fiscal 2017 of $1.3 million and $0.03, respectively.

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

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to successfully implement our long-term business strategy;
•	changes in economic and political conditions which may adversely affect consumer spending;
•	our failure to identify and respond to changes in consumer trends and preferences;
•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;
•	our ability to successfully manage our inventory balances profitably;
•	our ability to effectively manage our supply chain operations;
•	loss of, disruption in operations, or increased costs in the operation of our distribution center facilities;
•	loss or departure of one or more members of our senior management or other key management;
•	increased or new competition;
•	our ability to successfully execute our strategy of opening new stores and relocating and expanding existing stores;
•	increases in fuel prices and changes in transportation industry regulations or conditions;
•	our ability to generate strong cash flows from operations and to continue to access credit markets;
•	increases in the cost or a disruption in the flow of our imported products;
•	the success of our marketing, advertising and promotional efforts;
•	our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;
•	seasonal and quarterly fluctuations;
•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;
•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;
•	our ability to comply with existing, changing, and new government regulations;
•	our ability to manage litigation risks from our customers, employees and other third parties;
•	our ability to manage risks associated with product liability claims and product recalls;
•	the impact of adverse local conditions, natural disasters and other events; and
•	our ability to manage the negative effects of inventory shrinkage.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended March 31, 2017 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2017	—	$—	—	$3,187,746
February 1 through February 28, 2017	—	$—	—	$3,187,746
March 1 through March 31, 2017	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the three months ended March 31, 2017, no shares were repurchased under the Repurchase Program.

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: May 4, 2017	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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