Form 10-K
period 2017-06-30
TUESDAY MORNING CORP/DE
filed 2017-08-24
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment of this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐

Non‑accelerated filer ☐                                     Smaller reporting company ☐   (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2016 was approximately $193,603,090 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

As of the close of business on August 22, 2017, there were 45,145,079 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10‑K.

Cautionary Statement Regarding Forward‑Looking Statements

This Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10‑K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward‑looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward‑looking statements are expressed differently. You should consider statements that contain these words or words that state other “forward‑looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10‑K refer to Tuesday Morning Corporation and its subsidiaries.

The factors listed below under the heading “Risk Factors” and in other sections of this Form 10‑K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward‑looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•our ability to successfully implement our long-term business strategy;

•changes in economic and political conditions which may adversely affect consumer spending;

•our failure to identify and respond to changes in consumer trends and preferences;

•our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;

•our ability to successfully manage our inventory balances profitably;

•our ability to effectively manage our supply chain operations;

•loss of, disruption in operations, or increased costs in the operation of our distribution center facilities;

•unplanned loss or departure of one or more members of our senior management or other key management;

•increased or new competition;

•our ability to successfully execute our strategy of opening new stores and relocating and expanding existing stores;

•increases in fuel prices and changes in transportation industry regulations or conditions;

•our ability to generate strong cash flows from operations and to continue to access credit markets;

•increases in the cost or a disruption in the flow of our imported products;

•changes in federal tax policy;

•the success of our marketing, advertising and promotional efforts;

•our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;

•increased variability due to seasonal and quarterly fluctuations;

•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;

•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;

•our ability to comply with existing, changing and new government regulations;

•our ability to manage litigation risks from our customers, employees and other third parties;

•our ability to manage risks associated with product liability claims and product recalls;

•the impact of adverse local conditions, natural disasters and other events;

•our ability to manage the negative effects of inventory shrinkage;

•our ability to manage exposure to unexpected costs related to our insurance programs;

•	our ability to mitigate reductions of customer traffic in shopping centers where our stores are located; and

•increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations.

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

PART I

Item 1.  Business

Business Overview

One of the original off-price retailers, Tuesday Morning is a leading destination for unique home and lifestyle goods. We were established in 1974 and specialize in name-brand, better/best products for the home. We are known for irresistible finds at an incredible value and search the world for amazing deals to bring to our customers.

We are a true closeout retailer, selling high-quality products at prices below those found in boutique, specialty and department stores. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our primary merchandise categories are luxury home textiles, home furnishings, housewares and seasonal décor. Key vendors are Peacock Alley, Sferra, Lenox, Waterford, Hartmann, Home Environment, and Charisma. We buy our inventory opportunistically from a variety of sources including direct from manufacturer, through closeout sellers and occasionally other retailers. We have strong supplier relationships and we make it easy for our vendors to do business with us, so they often come to us first. Our goods are deeply-discounted, but never seconds or irregulars.

Our customer is a savvy shopper with a discerning taste for quality at a value. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail, digital media and newspaper circulars.

With over 700 stores across the country, we are in the neighborhood in convenient, accessible locations. Our store layout is clean and simple, and the low-frills environment means we can pass even deeper savings on to our dedicated customer base. Our stores operate in both primary and secondary locations of major suburban markets, near our middle and upper‑income customers. We are generally able to obtain favorable lease terms due to our flexibility regarding site selection and our straightforward format, allowing us to use a wide variety of space configurations.

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

In fiscal year 2014, we moved into our rebuilding phase, in which we have focused on supply chain efficiency, working capital management and inventory turns, repositioning our real estate portfolio, marketing strategy, continued improvement of our merchandise assortment, cost controls and infrastructure.

As a key component of this rebuilding phase, we are focused on improving store locations and the in-store experience for our customers. In this regard, we are closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger. In some cases, we are also expanding existing stores to this larger footprint. In addition, we are improving the finishes in these relocated, new and expanded stores, such as polished concrete floors, simple but attractive fixture packages and new lighting and color palettes, in an effort to match the in-store experience for our customers with the quality of our products.

Competition & Seasonality

We believe the principal factors by which we compete are brand names, price and breadth of product offerings. Our prices are generally below department stores and specialty and on‑line retailer prices and we offer a broad assortment of high‑end, first quality, brand-name merchandise. We currently compete against a diverse group of retailers, including department, discount and specialty stores, e‑commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2016, 2015, and 2014 accounted for approximately 34%, 33% and 33% of our annual net sales for 2017, 2016 and 2015 fiscal years, respectively.

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

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand-name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2017, our top ten vendors accounted for approximately 12% of total purchases, with no single vendor accounting for more than 3% of total purchases.

Low Cost Operations

It is our goal to operate with a low cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a “no frills” format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

While we offer a “no frills” format in our stores, we have made progress in reorganizing and refreshing our stores to enhance our customers’ shopping experience. We offer a flexible return policy and we accept all major payment methods including cash, checks and all major credit cards. We continue to work on initiatives we believe will enhance our customers’ shopping experience.

Distribution

We utilize 1.4 million square feet of distribution center facilities in Dallas, Texas and a 0.6 million square foot distribution center in Phoenix, Arizona which service all of our stores throughout the United States. The Phoenix distribution center commenced operations during the fourth quarter of fiscal 2016. During fiscal 2017, we incurred incremental costs related to the continued integration of the Phoenix facility with our multi-distribution center network which adversely impacted gross margin.  Net sales during fiscal 2017 were negatively impacted by lower than plan store level inventories for a portion of the year due to the supply chain challenges we experienced during the year. We shipped approximately 116 million units to our stores during fiscal 2017.

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

Employees

As of June 30, 2017, we employed 1,834 persons on a full‑time basis and 7,044 persons on a part‑time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

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

We maintain a website at www.tuesdaymorning.com. Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and any amendments to such reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) are available free of charge on our website under the Investor Relations section as soon as reasonably practicable after we electronically file such reports and amendments with, or furnish them to, the SEC.

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

Stores and Store Operations

Store Locations.  As of June 30, 2017, we operated 731 stores in the following 40 states:

State	# of Stores	State	# of Stores
Alabama	23	Missouri	18
Arizona	23	Nebraska	4
Arkansas	12	Nevada	6
California	57	New Jersey	11
Colorado	20	New Mexico	7
Delaware	3	New York	11
Florida	62	North Carolina	28
Georgia	33	North Dakota	1
Idaho	5	Ohio	23
Illinois	15	Oklahoma	12
Indiana	14	Oregon	13
Iowa	5	Pennsylvania	21
Kansas	9	South Carolina	20
Kentucky	13	South Dakota	1
Louisiana	18	Tennessee	22
Maryland	15	Texas	109
Massachusetts	2	Utah	6
Michigan	9	Virginia	35
Minnesota	9	Washington	14
Mississippi	14	Wisconsin	8

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

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 5,000 to 30,900 square feet, averaging on a per store basis approximately 11,500 square feet as of June 30, 2017.  Historically, we have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. With our current real estate strategy, we continue to be focused on designing a very functional, easy to shop environment that also highlights the quality of the merchandise.  We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

Store Operations.  Our stores are generally open seven days a week, excluding certain holidays. We continue to maintain the frequency of shipments of merchandise which results in improved efficiency of receiving and restocking activities at our stores. We attempt to align our part‑time employees’ labor hours with anticipated workload and with current customer sales. We conduct annual physical counts of our store merchandise staggered throughout the second half of our fiscal year, primarily when stores are closed.

Store Management.  Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full‑time employees. Our store managers are supported by district and regional level support. Store managers are responsible for centrally-directed store disciplines and routines. The store manager is assisted primarily by part‑time employees who generally serve as assistant managers and cashiers, and help with merchandise stocking efforts. Members of our management visit selected stores periodically to review inventory levels and presentation, personnel performance, expense controls, security and adherence to our policies and procedures. In addition, district and regional field managers periodically meet with senior management to review store policies and discuss purchasing, merchandising, advertising and other operational issues.

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

The success of our business depends, to a significant extent, upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic and industry conditions;
•	unemployment;
•	the housing market;
•	deterioration in consumer confidence;
•	crude oil prices that affect gasoline and diesel fuel, as well as, increases in other fuels used to support utilities;
•	efforts by our customers to reduce personal debt levels;
•	availability of consumer credit;
•	interest rates;
•	fluctuations in the financial markets;
•	tax rates and policies;
•	war, terrorism and other hostilities; and
•	consumer confidence in future economic conditions.

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

By their nature, specific off‑price merchandise items are available from manufacturers or vendors generally on a non‑recurring basis. As a result, we do not have long‑term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which may be for large quantities. Due to economic uncertainties, some of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying off‑price merchandise on terms acceptable to us. We cannot assure that manufacturers or vendors will continue to make off‑price merchandise available to us in quantities acceptable to us or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. An inability to acquire suitable off‑price merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations, cash flows and financial condition.

Our results of operations will be negatively affected if we are not successful in managing our inventory profitably.

Inventory is the largest asset on our balance sheet and represented approximately 62% and 67% of our total assets at June 30, 2017 and 2016, respectively. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. We have recorded significant inventory write‑downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future.

Our results of operations will be negatively affected if we are unsuccessful in managing our supply chain operations.

With few exceptions, all inventory is shipped directly from suppliers either to our distribution center in the Dallas, Texas metropolitan area, or our Phoenix distribution center, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We may not anticipate all of the changing demands which our expanding operations will impose on our receiving and distribution system. We may also experience increased costs in continuing to integrate the Phoenix distribution center with our existing distribution operations.

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

The unplanned loss or departure of one or more members of our senior management or other key employees could have a material adverse effect on our business.

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

A number of different competitive factors could have a material adverse effect on our business, results of operations, cash flows and financial condition, including:

•	increased operational efficiencies of competitors;
•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic uncertainty;
•	continued and prolonged promotional activity by competitors;
•	liquidation sales by a number of our competitors who have filed or may file in the future for bankruptcy;
•	expansion by existing competitors;
•	entry of new competitors into markets in which we currently operate; and
•	adoption by existing competitors of innovative store formats or retail sales methods.

We cannot assure that we will be able to continue to compete successfully with our existing or new competitors, or that prolonged periods of deep discount pricing by our competitors will not materially harm our business. We compete for customers, employees, locations, merchandise, services and other important aspects of our business with many other local, regional, national and international retailers. We also face competition from alternative retail distribution channels such as catalogs and, increasingly, e‑commerce websites and mobile device applications. Changes in the merchandising, pricing and promotional activities of those competitors, and in the retail industry, in general, may adversely affect our performance.

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

The success of our store development strategy will be dependent upon numerous factors, many of which are beyond our control, including the following:

•	the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets;
•	the competition for suitable store sites;
•	our ability to negotiate favorable lease terms with landlords;
•	our ability to obtain governmental and other third‑party consents, permits and licenses needed to operate our stores;
•	the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;
•	the availability of adequate management and financial resources to properly manage a large volume of stores;
•	our ability to adapt our distribution and other operational and management systems to a changing network of stores;
•	our ability to attract customers and generate sales sufficient to operate new, relocated or expanded stores profitably;
•	our ability to renew existing leases; and
•	our ability to successfully negotiate the termination of leases without significant negative financial impact.

While we opened stores in existing markets during fiscal 2017, 2016, and 2015, we also opened stores in new markets during that time period. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Increases in fuel prices and changes in transportation industry regulations or conditions may increase our freight costs and thus our cost of sales, which could have a material adverse effect on our business and operations.

Our freight costs are impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound freight from vendors to our distribution centers and outbound freight from our distribution centers to our stores. In addition, the U.S. government requires drivers of over‑the‑road trucks to take certain rest periods which reduces the available amount of time they can drive during a 24‑hour period. Changes in trucking industry conditions, such as truck driver shortages and highway congestion, could increase freight costs. High fuel prices or surcharges, as well as stringent driver regulations and changes in transportation industry conditions, may increase freight costs and thereby increase our cost of sales.

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

Risks associated with our reliance on imported products include disruptions in the shipping and importation or increases in the costs of imported products because of factors such as:

•	raw material shortages;
•	work stoppages;
•	strikes and political unrest;
•	problems with oceanic shipping, including shipping container shortages;
•	increased customs inspections of import shipments or other factors causing delays in shipments;
•	merchandise quality or safety issues;
•	economic crises;
•	international disputes, wars, and terrorism;
•	loss of “most favored nation” trading status by the United States in relation to a particular foreign country;
•	natural disasters;
•	import duties;
•	foreign government regulations;
•	import quotas and other trade sanctions; and
•	increases in shipping rates.

The products we buy abroad are sometimes priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result.

Changes to federal tax policy may adversely impact our operations and financial performance.

The U.S. federal government is analyzing comprehensive tax reform options that could negatively impact companies that directly or indirectly import goods. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

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

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other employees in large numbers, as well as, experienced buying and management personnel. Many of our employees are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates, whether in response to market demands or new minimum wage legislation. Changes that adversely impact our ability to attract and retain quality employees and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2016, 2015, and 2014 accounted for approximately 34%, 33% and 33% of our annual net sales for 2017, 2016 and 2015 fiscal years, respectively.  For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

Because a significant percentage of our net sales and operating income are generated in the quarter ending December 31, we have limited ability to compensate for shortfalls in December quarter sales or earnings by changes in our operations or strategies in other quarters. A significant shortfall in results for the quarter ending December 31 of any year could have a material adverse effect on our annual results of operations and on the market price of our common stock. In addition, in anticipation of higher sales during this period, we purchase substantial amounts of seasonal inventory and hire many temporary employees. An excess of seasonal merchandise inventory could result if our net sales during this principal selling season were to fall below either seasonal norms or expectations. If our December quarter sales results are substantially below expectations, our financial performance and operating results could be adversely affected by unanticipated markdowns, particularly in seasonal merchandise. Lower than anticipated sales in the principal selling season would also negatively affect our ability to absorb the increased seasonal labor costs.

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

We purchase merchandise from third parties and offer this merchandise to customers for sale. In addition, we currently expect to develop and manufacture certain merchandise for sale, initially on a very limited basis. Merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third‑party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

Our stores may be adversely affected by local conditions, natural disasters, and other events.

Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters, and other events. If severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather conditions occur during the second quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during these periods. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage our stores or other operations, which may adversely affect our financial results. Additionally, demographic shifts in the areas where our stores are located could adversely impact our financial results and operations.

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

Our results of operations may be negatively impacted by exposure to unexpected costs related to our insurance programs.

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

Our sales depend on a volume of traffic to our stores, and a reduction in traffic to, or the closing of, anchor tenants and other destination retailers in the shopping centers in which our stores are located could significantly reduce our sales and leave us with excess inventory.

Most of our stores are located in shopping centers that benefit from varied and complementary tenants, whether specialty or mass retailers, and other destination retailers and attractions to generate sufficient levels of consumer traffic near our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of consumer preferences to shop on the internet or at large warehouse stores, an economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or other destination retailers or otherwise, could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business.

We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, credit and debit cards, gift cards, gift certificates and store credits. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. In October 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. Any inability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems.  If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

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

We have not paid a regular cash dividend since 2008 and do not presently have any plans to pay dividends for the foreseeable future. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

From July 1, 2016 to June 30, 2017, the trading prices of our common stock ranged from a low of $1.60 per share to a high of $8.11 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10‑K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as well.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Stores.

We lease all of our stores from unaffiliated third parties, except one Company‑owned store located adjacent to our existing distribution facility in Dallas, Texas. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At June 30, 2017, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of store leases executed under our new real estate strategy is approximately ten years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty 24 to 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

Distribution Facilities and Corporate Headquarters.

We own a 104,675 square foot building which houses our corporate office in Dallas, Texas. Our Dallas distribution center utilizes approximately 1.4 million square feet of which 1.2 million square feet is owned and 0.2 million square feet, which we do not consider part of our long-term distribution network, is leased through March 2018. During fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our additional distribution center in Phoenix, Arizona which started operations in the fourth quarter of fiscal 2016.

We lease from unaffiliated third parties three parcels of land of approximately 400,250 square feet, for trailer storage and parking.

We are continuing to evaluate our distribution network needs to accommodate our distribution requirements for our existing store base as well as for future growth.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TUES.” The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2017
First quarter	$8.11	$5.62
Second quarter	$6.25	$4.40
Third quarter	$5.80	$3.15
Fourth quarter	$3.85	$1.60
Fiscal Year Ended June 30, 2016
First quarter	$11.45	$4.86
Second quarter	$7.36	$5.11
Third quarter	$8.47	$5.01
Fourth quarter	$9.23	$6.15

As of August 22, 2017, there were approximately 220 holders of record of our common stock.

Dividend Policy

During the fiscal years ended June 30, 2017, 2016 and 2015, we did not declare or pay any cash dividends on our common stock. We do not presently have plans to pay dividends on our common stock. Our revolving credit facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility.”

Repurchases of Common Equity

On August 22, 2011, our Board of Directors adopted a share repurchase program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the twelve month period ended June 30, 2017, 4,343 shares were repurchased under the Repurchase Program at an average cost of $5.35 per share and for a total cost (excluding commissions) of approximately $23,235. All of such shares were purchased by us in connection with the vesting of equity awards under our equity incentive plans.

Repurchases of equity securities during the three months ended June 30, 2017 are listed in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2017	—	$—	—	$3,187,746
May 1 through May 31, 2017	—	$—	—	$3,187,746
June 1 through June 30, 2017	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)	As of June 30, 2017, 1.8 million shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.8 million.

Stock Price Performance

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2017, 2016, 2015, 2014 and 2013, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre‑established industry index. The chart assumes that $100 was invested on June 30, 2012, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tuesday Morning, the S&P 500 Index

and the S&P 500 Retailing Index

*	$100 invested on 6/30/12 in stock or index, including reinvestment of dividends.

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

Item 6.  Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for the fiscal years ended June 30, 2017, 2016, 2015, 2014, and 2013.

The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share, per square foot, square foot per store amounts and number of stores)
Statement of Operations Data:
Net sales	$966,665	$956,396	$906,365	$864,844	$838,314
Cost of sales	645,920	614,594	579,746	562,692	578,876
Gross profit	320,745	341,802	326,619	302,152	259,438
Selling, general and administrative expenses	353,025	339,398	314,263	310,205	315,933
Operating income/(loss)	(32,280)	2,404	12,356	(8,053)	(56,495)
Interest expense	(1,485)	(1,068)	(1,445)	(1,500)	(1,677)
Other income/(expense), net	1,420	2,640	(495)	(582)	(5,236)
Income/(loss) before income taxes	(32,345)	3,976	10,416	(10,135)	(63,408)
Income tax provision/(benefit)	197	263	31	41	(7,032)
Net income/(loss)	$(32,542)	$3,713	$10,385	$(10,176)	$(56,376)
Earnings/(loss) per share:
Basic	$(0.74)	$0.08	$0.24	$(0.24)	$(1.33)
Diluted	$(0.74)	$0.08	$0.24	$(0.24)	$(1.33)
Weighted average shares outstanding:
Basic	43,943	43,705	43,480	42,943	42,248
Diluted	43,943	43,736	43,770	42,943	42,248
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	751	769	810	828	852
Opened during period	21	16	5	9	10
Closed during period	(41)	(34)	(46)	(27)	(34)
Open at end of period	731	751	769	810	828
Comparable store sales increase (1)	2.2%	7.8%	7.2%	6.1%	3.9%
Average sales per store (2)	$1,311	$1,263	$1,148	$1,058	$1,000
Inventory turnover (3)	2.5	2.5	2.6	2.6	2.2
Total square footage	8,507	8,326	8,341	8,593	8,641
Net sales per square foot	$115	$115	$107	$100	$97
Average square feet per store	11,500	11,100	11,000	10,700	10,500

	As of June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Working capital	$124,921	$138,947	$152,580	$139,604	$141,986
Inventories	221,906	242,315	209,984	207,663	211,981
Total assets	358,153	361,970	334,875	332,344	320,889
Total debt, including current portion	30,500	—	—	—	—
Total stockholders’ equity	198,839	227,282	220,289	203,310	207,457

(1)

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

Overview

•

We are one of the original off-price retailers and a leading destination for unique home and lifestyle goods. We are a true closeout retailer, selling high-quality products at prices below those found in boutique, specialty and department stores. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail, digital media and newspaper circulars.

•

During fiscal 2017, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•

We operated 731 stores in 40 states as of June 30, 2017. As part of the implementation of our real estate strategy, our store base decreased by 20 stores in fiscal 2017, decreased by 18 stores in fiscal 2016, and decreased by 41 stores in fiscal 2015. We relocated 52 stores in fiscal 2017, 46 stores in fiscal 2016, and 30 stores in fiscal 2015.

•

For fiscal 2017, net sales were $966.7 million, an increase of 1.1% compared to fiscal 2016 net sales of $956.4 million, primarily due to an increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 2.2%. Net sales during fiscal 2017 were negatively impacted by lower than plan store level inventories for a portion of the year due to the supply chain challenges we experienced during the year along with 20 fewer stores. The increase in comparable store sales was comprised of an increase in customer transactions of 3.4%, partially offset by a 1.2% decrease in average ticket. Sales at the 52 stores relocated during the past 12 months increased approximately 52% on average for fiscal 2017 as compared to last year and contributed approximately 290 basis points of comparable store sales growth.

•	Cost of sales, as a percentage of net sales, for fiscal 2017 was 66.8%, compared to 64.3% for fiscal 2016.
•	Selling, general and administrative expenses (SG&A) increased $13.6 million to $353.0 million, from $339.4 million for fiscal 2016.
•

Our operating loss for fiscal 2017 was $32.3 million compared to operating income of $2.4 million for fiscal 2016. Our net loss for fiscal 2017 was $32.5 million, or diluted net loss per share of $0.74, compared to net income of $3.7 million, or diluted net income per share of $0.08, for fiscal 2016.

•

Our fiscal 2017 results were adversely impacted by increased supply chain and freight costs, driven significantly by elevated costs resulting from our supply chain issues experienced earlier in the year.

•	Adjusted EBITDA for fiscal 2017 was negative $2.8 million compared to $30.3 million for fiscal 2016, as shown and further discussed under the heading “Non-GAAP Financial Measures” below.
•

Inventory levels at June 30, 2017 decreased $20.4 million to $221.9 million from $242.3 million at June 30, 2016. Inventory turnover for the trailing five quarters as of June 30, 2017 was 2.5 turns, consistent with the trailing five quarter turnover as of June 30, 2016 of 2.5 turns.

•

Cash and cash equivalents at June 30, 2017 decreased $7.9 million to $6.3 million from $14.2 million at June 30, 2016.  We had borrowings of $30.5 million under our revolving credit facility as of June 30, 2017. We had no borrowings at June 30, 2016.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.8	64.3	64.0
Gross margin	33.2%	35.7%	36.0%
Selling, general and administrative expenses	36.5	35.5	34.7
Operating income/(loss)	(3.3)%	0.2%	1.3%
Interest expense	(0.2)	(0.1)	(0.2)
Other income/(expense)	0.1	0.3	(0.1)
Income tax provision/(benefit)	0.0	0.0	0.0
Net income/(loss)	(3.4)%	0.4%	1.0%
Number of stores open at end of period	731	751	769

Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs.  While selling, general and administrative expense increases and decreases are generally attributable to changes in variable expenses, higher rents, depreciation, and real estate project costs have increased as we continue to implement our store real estate strategy. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

Non-GAAP Financial Measures

We define EBITDA as net income or net loss before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that we do not believe are representative of our core operating performance. These measures are not presentations made in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or loss as a measure of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered as alternatives to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by such adjustments. We believe it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate our operating performance. These non-GAAP financial measures are included to supplement our financial information presented in accordance with GAAP and because we use these measures to monitor and evaluate the performance of our business as a supplement to GAAP measures and we believe the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in our business and evaluate our performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

Adjusted EBITDA.  The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure (in thousands):

	Twelve Months Ended
	June 30,
	2017	2016
Net income/(loss) (GAAP)	$(32,542)	$3,713
Depreciation and amortization	21,349	16,010
Interest expense, net	1,443	977
Income tax provision	197	263
EBITDA	(9,553)	20,963
Share-based compensation expense (1)	4,184	3,115
Cease-use rent expense (2)	1,135	3,200
Phoenix distribution center related expenses (3)	2,196	4,457
Other strategic initiative related expenses (4)	—	1,079
Gain on sale of assets (5)	(741)	(2,515)
Adjusted EBITDA (non-GAAP)	$(2,779)	$30,299
(1)

Charges related to share-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(2)

Adjustment includes accelerated rent expense recognized in relation to closing stores prior to lease termination.  While accelerated expense may occur in future periods, the amount and timing of such expenses will vary from period to period.

(3)

Adjustment includes only certain expenses related to the Phoenix distribution center preparation, ramp up and post go-live activities, including incremental detention costs and certain consulting costs. The prior year adjustment also includes rent and operating costs prior to operations commencing at the distribution center.

(4)	Adjustment includes certain expenses related to customer research, store prototype development, and an inventory management project.
(5)	Adjustment includes the gain recognized from the sale leaseback transaction which occurred in the fourth quarter of fiscal 2016.

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

Net sales increased $10.3 million, or 1.1%, to $966.7 million in fiscal 2017 from $956.4 million in fiscal 2016, primarily due to a $19.7 million increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 2.2%. Net sales during fiscal 2017 were negatively impacted by lower than plan store level inventories for a portion of the year due to the supply chain challenges we experienced during the year, as well as 20 fewer stores. The increase in comparable store sales was comprised of an increase in customer transactions of 3.4%, offset by a decrease in average ticket of 1.2%. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $9.5 million, resulting in a 100 basis point negative impact on our increase in net sales. Sales at the 52 stores relocated during the past 12 months increased approximately 52% on average for fiscal 2017 as compared to last year and contributed approximately 290 basis points of comparable store sales growth.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 41 store closures, partially offset by 21 store openings, which have occurred since the end of fiscal 2016.

Gross profit for fiscal 2017 was $320.7 million, a decrease of 6.2% compared to $341.8 million for fiscal 2016. As a percentage of net sales, gross margin decreased to 33.2% in fiscal 2017 compared with 35.7% in fiscal 2016. The decrease in gross margin was primarily due to elevated costs associated with our supply chain operations, including distribution center and freight costs recognized in the current period. The impact of elevated supply chain and freight costs was a 250 basis point decrease to our gross margin rate in fiscal 2017, as compared to the prior year, driven significantly by our supply chain issues experienced earlier in the year.  Additionally, markdowns increased in the current year.  Partially offsetting these increases in costs was an improvement in initial merchandise mark-up.

SG&A increased 4.0% to $353.0 million in fiscal 2017, compared to $339.4 million in the same period last year.  As a percentage of net sales, SG&A was 36.5% for fiscal 2017 compared to 35.5% for the prior year.  This increase in SG&A as a percentage of net sales was driven primarily by higher store rent, depreciation, and real estate project expenses, due in part to our strategy to improve store real estate and increased corporate labor and share-based compensation expense in the current period as compared to the prior year period due to executive vacancies in the prior year period.  Additionally, we continued to invest in technology and infrastructure which drove incremental costs related to systems in comparison to the prior year period.  Partially offsetting these increased costs were reductions in certain other corporate expenses, including legal and professional fees, which decreased as a percentage of net sales from the prior year. In the prior year, we recorded approximately $8.7 million of incremental expenses to support our strategic initiatives.  These costs included $3.2 million of accelerated rent expense related to closing stores prior to lease termination, as well as up-front costs for our Phoenix distribution center and duplication of certain costs at our Dallas distribution center and other investments in the business such as an inventory management project, expenses related to advertising research, and investments in store prototype development.

  Our operating loss was $32.3 million during fiscal 2017 as compared to operating income of $2.4 million for fiscal 2016. The decrease was primarily due to higher SG&A and lower gross profit, as discussed above.

Our fiscal 2017 results were adversely impacted by increased supply chain and freight costs, driven significantly by elevated costs resulting from our supply chain issues experienced earlier in the year.

Net interest expense increased $0.4 million to $1.5 million in fiscal 2017 compared to $1.1 million in the prior year, as a result of increased borrowings on our revolving credit facility during fiscal 2017. Other income decreased $1.2 million to $1.4 million in fiscal 2017 compared to $2.6 million in fiscal 2016. This change was primarily attributable to a $1.8 million lower gain recognized in fiscal 2017 as compared to fiscal 2016 in connection with a sale-leaseback transaction in fiscal 2016.

Income tax expense for fiscal 2017 was $197,000 compared to $263,000 in fiscal 2016. The effective tax rates for fiscal 2017 and 2016 were (0.6%) and 6.6%, respectively. The change in effective tax rate is driven in part by our pretax loss in fiscal 2017 compared to pretax income in fiscal 2016. A full valuation allowance was recorded against our deferred tax assets as of June 30, 2017.  The total valuation allowance at the end of fiscal years 2017, 2016 and 2015 was $27.2 million, $16.0 million and $16.7 million, respectively. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from utilization of the valuation allowance.

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Net sales increased $50.0 million, or 5.5%, to $956.4 million in fiscal 2016 from $906.4 million in fiscal 2015, primarily due to a $67.7 million increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 7.8%. The increase in comparable store sales was comprised of an increase in customer transactions of 7.9%, slightly offset by a decrease in average ticket of 0.1%. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $17.7 million, resulting in a 195 basis point negative impact on our increase in net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 34 store closures, partially offset by 16 store openings, which occurred between the end of fiscal 2015 and the end of fiscal 2016.

Gross profit for fiscal 2016 was $341.8 million, an increase of 4.7% compared to $326.6 million for fiscal 2015. As a percentage of net sales, gross margin decreased to 35.7% in fiscal 2016 compared with 36.0% in fiscal 2015. This decrease in gross margin rate of 30 basis points was primarily driven by an increase in supply chain and distribution costs to support higher sales volume, higher buying costs, as we had made greater investments in our merchant organization, and an increase in markdowns, partially offset by improvements in initial merchandise mark-up.

Selling, general and administrative expenses increased $25.1 million, or 8.0%, to $339.4 million in fiscal 2016 from $314.3 million in fiscal 2015. As a percentage of net sales, SG&A increased to 35.5% in fiscal 2016 from 34.7% in fiscal 2015. This increase was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, and $3.2 million of incremental rent expense in fiscal 2016, including a $2.0 million reserve for future lease payments, related to stores we exited prior to lease expiration, along with increased advertising. Additionally, during fiscal 2016, we incurred costs for our new Phoenix distribution center associated with the opening and ramping up of the new facility, a portion of which related to the delays in the completion of that facility. The increase was also driven by higher employee and recruiting costs, partially offset by favorable share based compensation expense in fiscal 2016 compared to fiscal 2015 due to executive vacancies during fiscal 2016. We recorded approximately $8.9 million of incremental expenses in fiscal 2016 to support our strategic initiatives, which negatively impacted our operating results. These costs included $3.2 million of incremental rent expense related to closing stores prior to lease termination as explained above, as well as up-front costs for the Phoenix distribution center and duplication of certain costs at our Dallas facility, which had not yet ramped down to normalized levels, and other investments in the business such as recruiting costs for key executive positions, an inventory management project, expenses related to advertising research, and investments in store prototype development.

Our operating income was $2.4 million during fiscal 2016 as compared to $12.4 million for fiscal 2015. The decrease was primarily due to higher SG&A discussed above, partially offset by higher gross profit from higher net sales.

Net interest expense decreased $0.3 million to $1.1 million in fiscal 2016 compared to $1.4 million in fiscal 2015, as a result of lower rates on our revolving credit facility combined with no borrowings during fiscal 2016. Other income/(expense) increased $3.1 million to income of $2.6 million in fiscal 2016 compared to expense of $0.5 million in fiscal 2015. This change was primarily attributable to a $2.5 million gain in connection with a sale-leaseback transaction in fiscal 2016.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal 2017, cash provided by operating activities was $0.4 million, compared to $8.4 million in the prior fiscal year. The $0.4 million of cash provided by operating activities for fiscal 2017 was due to net loss of $32.5 million adjusted for non-cash items, including depreciation and amortization of $21.7 million and share based compensation expense of $4.2 million, which were partially offset by a non-cash gain on sale-leaseback of $0.7 million recorded in other income. In fiscal 2017, we received $2.6 million in construction allowances from landlords related to our real estate improvement strategy. Also impacting the cash provided by operating activities were a decrease in inventory of $20.3 million as well as an increase in deferred rent of $5.0 million, partially offset by decreases in accounts payable of $16.3 million and accrued liabilities of $2.0 million, increases in prepaid expenses and other current assets of $1.1 million, and a decrease in other non-current liabilities of $0.6 million. The decrease in inventory was driven primarily by lower inventory levels in our distribution centers, and was offset slightly by increased buying, distribution, and freight costs which are capitalized into inventory. There were no significant changes to our vendor payment policy during fiscal 2017, 2016, or 2015.

In fiscal 2016, cash provided by operating activities was $8.4 million, compared to $9.7 million in fiscal 2015. The $8.4 million of cash provided by operating activities for fiscal 2016 was due to net income of $3.7 million, plus the non-cash impacts of depreciation of $16.5 million, stock compensation expense of $3.1 million, and loss on disposal of assets of $0.7 million, which primarily related to our store closing and relocation program, which were partially offset by a non-cash gain on sale-leaseback of $2.5 million recorded in other income. Also impacting cash provided by operating activities were increases in accounts payable of $6.6 million, accrued liabilities of $6.7 million, deferred rent of $2.8 million, cease-use rent reserve of $0.9 million, asset retirement obligations of $1.4 million and decreases in prepaid expenses and other current assets of $0.7 million, which were partially offset by an increase in inventory of approximately $30.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities was due to capital expenditures of $41.7 million, $45.5 million and $15.5 million for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. Capital expenditures were primarily associated with store relocations, expansions and new store openings, capital improvements to existing stores, our multi-distribution center network and enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment. The $3.8 million decrease in investment spend in fiscal 2017 as compared to fiscal 2016 was primarily driven by $20.1 million of decreased spending on the Phoenix distribution center and related information technology, partially offset by $14.3 million of increased spending on new, relocated and expanded stores.  In fiscal year 2016, we received $8.8 million of proceeds from the sale of two buildings and land that comprise a portion of the Dallas distribution center facilities in a sale-leaseback transaction.  Additionally, in fiscal 2016, we invested $1.3 million in intellectual property.

We currently expect to incur capital expenditures in the range of $25 million to $30 million in fiscal year 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities of $33.3 million in fiscal 2017 relates to $30.5 million of borrowings on our revolving credit facility, net of payments, along with a $2.8 million cash overdraft position. Net cash used in financing activities of $1.0 million in fiscal 2016 primarily consisted of $0.9 million of debt issuance costs related to our revolving credit facility, discussed below. Net cash provided by financing activities of $0.9 million in fiscal 2015 was due to the proceeds from employee stock option exercises.

Revolving Credit Facility

On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”), which replaced our prior revolving credit facility. The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.  As of June 30, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At June 30, 2017, we had $30.5 million of borrowings outstanding under the Revolving Credit Facility, $6.0 million of outstanding letters of credit and availability of $64.2 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate. Interest expense of $1.5 million for fiscal 2017 was comprised of commitment fees of $0.7 million, interest expense of $0.4 million and amortization of financing fees of $0.4 million.

At June 30, 2016, we had no borrowings outstanding under the Revolving Credit Facility, $5.7 million of outstanding letters of credit and availability of $106.8 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, proceeds from the sale of owned properties and borrowings under our revolving credit facility. Cash and cash equivalents as of June 30, 2017, 2016, and 2015, were $6.3 million, $14.1 million, and $44.8 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during our second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

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

Our stores conduct annual physical inventories, staggered during the second half of the fiscal year. During periods in which physical inventory observations do not occur, we utilize an estimate for recording inventory shrink based on the historical results of our previous physical inventories. This estimate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventory results yield a different result. We have loss prevention and inventory controls programs that we believe minimize shrink. Although inventory shrink rates have not fluctuated significantly in recent years, if the actual rate were to differ from our estimates, then an adjustment to inventory shrink would be required.

Inventory is the largest asset on our balance sheet and represented approximately 62%, 67%, and 63% of total assets at June 30, 2017, 2016, and 2015, respectively. Total inventory decreased 8.4%, or $20.4 million, from June 30, 2016 to June 30, 2017. Total inventory increased 15.4%, or $32.3 million, from June 30, 2015 to June 30, 2016. On a per store basis, store inventory decreased 0.3% from June 30, 2016 to June 30, 2017 and increased 18.8% from June 30, 2015 to June 30, 2016.

Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide new merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Markdowns may vary throughout the quarter or year in timing.

The effect of a 1.0% markdown in the value of our inventory at June 30, 2017 would result in a decline in gross profit and a reduction in our earnings per share for the fiscal year ended June 30, 2017 of $2.2 million and $0.05, respectively.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.6 million, $2.5 million, and $1.1 million, respectively, at June 30, 2017 and $8.2 million, $3.3 million, and $1.0 million, respectively, at June 30, 2016.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims paid reduce our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $4.8 million, $3.4 million and $7.7 million, respectively, for the fiscal year ended June 30, 2017; $3.4 million, $4.0 million and $7.2 million, respectively, for the fiscal year ended June 30, 2016; and $3.6 million, $3.2 million and $7.6 million, respectively, for the fiscal year ended June 30, 2015.

Share‑based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 have a vesting period of one to five years and expire ten years from the date of grant. Options granted after June 30, 2008 typically vest over periods of one to four years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share‑based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black‑Scholes option pricing model. Determining the fair value of share‑based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, the risk free rate, the expected term and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share‑based awards that are expected to be forfeited. Share‑based compensation expense was $4.2 million for the fiscal year ended June 30, 2017, $3.1 million for the fiscal year ended June 30, 2016 and $5.4 million for the fiscal year ended June 30, 2015.

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

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of June 30, 2017.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2017 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$522,332	$91,386	$144,457	$103,184	$183,305
Maintenance, insurance and taxes on operating leases	97,172	17,001	26,874	19,196	34,101
Capital lease	788	172	344	272	—
Borrowings under revolving credit facility	30,500	—	—	30,500	—
Interest and commitment fees on revolving credit facility	3,823	1,219	2,440	164	—
Total	$654,615	$109,778	$174,115	$153,316	$217,406

Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated above as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. The operating lease obligations include the lease obligations of our new, additional distribution center in Phoenix, Arizona opened in the fourth quarter of fiscal 2016. We do not consider most merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order.

Commitment fees and interest on the Revolving Credit Facility are calculated based on contractual commitment fees, standby letter of credit fees, and interest based on the outstanding balance on the Revolving Credit Facility of $30.5 million and letters of credit totaling $6.0 million. See "—Liquidity and Capital Resources—Revolving Credit Facility" above.  The interest and commitment fees on our Revolving Credit Facility reflect the future cash requirements for interest payments, assuming the $30.5 million outstanding balance is not repaid until maturity and incorporate~~s~~ the interest rates in effect as of June 30, 2017. The interest on the letter of credit utilization and unused commitments are fixed at 1.375% and 0.25%, respectively. The interest rate on swingline revolver borrowings is variable and is based on the prime rate plus margin, and was 4.25% at June 30, 2017. The interest rate on traditional revolver borrowings is variable and is based on either LIBOR or the prime rate plus margin, at our option, which was LIBOR for which interest rates ranged between 2.46% and 2.48% for multiple tranches.

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

Quarterly Results and Seasonality

The following tables set forth certain quarterly financial data for the eight quarters ended June 30, 2017. The quarterly information is unaudited, but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10‑K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10‑K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017
Net sales	$211,885	$328,137	$203,001	$223,642
Gross profit (1)	77,339	105,982	67,156	70,268
Operating income/(loss) (1)	(9,240)	8,767	(14,678)	(17,129)
Net income/(loss) (1)	(8,855)	8,430	(14,796)	(17,321)
Basic income/(loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)
Diluted income/(loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)
Comparable store sales increase	5.1%	3.8%	(2.7)%	1.8%

	Quarters Ended
	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016
Net sales	$202,328	$319,876	$211,380	$222,812
Gross profit (1)	72,674	112,679	77,477	78,971
Operating income/loss (1)	(5,956)	20,571	(5,932)	(6,281)
Net income/(loss) (1)	(6,140)	18,944	(5,240)	(3,851)
Basic income/(loss) per share (2)	$(0.14)	$0.43	$(0.12)	$(0.09)
Diluted income/(loss) per share (2)	$(0.14)	$0.43	$(0.12)	$(0.09)
Comparable store sales increase	3.6%	8.4%	13.4%	6.0%
(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.
(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2017 and 2016 may not equal the total computed for the year.

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

Inflation

In our opinion, the overall effect of inflation has not had a material effect on our results of operations in any of the fiscal years of 2017, 2016, or 2015. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2017, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rates.  Our Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate, plus the applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). In fiscal 2017, we borrowed $176.5 million and repaid $146.0 million under our line of credit. We consider our exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2017, we had $30.5 million of outstanding borrowings under our line of credit. More information about debt held by us is available in Note 3 to the Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10‑K and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2017, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

We have audited Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Tuesday Morning Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Tuesday Morning Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2017 of Tuesday Morning Corporation and our report dated August 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

August 24, 2017

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2017 Annual Meeting of Stockholders under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance”, “Executive Officers”, “Meetings and Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

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

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2017 Annual Meeting of Stockholders under the captions “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2017 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2017. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column) (thousands)
Equity Compensation Plans Approved by Security Holders	3,516	$7.02	4,297
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,516	$7.02	4,297

Item 13.  Certain Relationships and Related Transactions, Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2017 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2017 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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
Date: August 24, 2017
	By:	/s/ Steven R. Becker
Steven R. Becker Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven R. Becker	Chief Executive Officer (Principal Executive Officer) and Director	August 24, 2017
Steven R. Becker

/s/ Stacie R. Shirley	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 24, 2017
Stacie R. Shirley

/s/ terry burman	Chairman of the Board	August 24, 2017
Terry Burman

/s/ barry s. gluck	Director	August 24, 2017
Barry S. Gluck

/s/ frank m. hamlin	Director	August 24, 2017
Frank M. Hamlin

/s/ william montalto	Director	August 24, 2017
William Montalto

/s/ sherry m. smith	Director	August 24, 2017
Sherry M. Smith

/s/ jimmie l. wade	Director	August 24, 2017
Jimmie L. Wade

/s/ richard s. willis	Director	August 24, 2017
Richard S. Willis

35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tuesday Morning Corporation

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuesday Morning Corporation at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tuesday Morning Corporation's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated August 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

August 24, 2017

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,263	$14,150
Inventories	221,906	242,315
Prepaid expenses	6,367	6,620
Other current assets	1,982	512
Total Current Assets	236,518	263,597
Property and equipment, net	118,397	94,723
Deferred financing costs	986	1,312
Other assets	2,252	2,338
Total Assets	$358,153	$361,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,326	$80,853
Accrued liabilities	44,260	43,797
Income taxes payable	11	—
Total Current Liabilities	111,597	124,650

Borrowings under revolving credit facility	30,500	—
Deferred rent	13,883	6,747
Asset retirement obligation — non current	2,307	2,561
Other liabilities — non current	1,027	730
Total Liabilities	159,314	134,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 46,904,295 shares issued and 45,120,634 shares outstanding at June 30, 2017 and 46,340,214 shares issued and 44,560,896 shares outstanding at June 30, 2016	469	463
Additional paid-in capital	234,604	230,488
Retained earnings/(deficit)	(29,422)	3,120
Less: 1,783,661 common shares in treasury, at cost, at June 30, 2017 and 1,779,318 common shares in treasury, at cost, at June 30, 2016	(6,812)	(6,789)
Total Stockholders’ Equity	198,839	227,282
Total Liabilities and Stockholders’ Equity	$358,153	$361,970

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2017	2016	2015
Net sales	$966,665	$956,396	$906,365
Cost of sales	645,920	614,594	579,746
Gross profit	320,745	341,802	326,619
Selling, general and administrative expenses	353,025	339,398	314,263
Operating income/(loss)	(32,280)	2,404	12,356
Other income/(expense):
Interest expense	(1,485)	(1,068)	(1,445)
Other income/(expense), net	1,420	2,640	(495)
Income/(loss) before income taxes	(32,345)	3,976	10,416
Income tax provision	197	263	31
Net income/(loss)	$(32,542)	$3,713	$10,385
Earnings Per Share
Net income/(loss) per common share:
Basic	$(0.74)	$0.08	$0.24
Diluted	$(0.74)	$0.08	$0.24
Weighted average number of common shares:
Basic	43,943	43,705	43,480
Diluted	43,943	43,736	43,770

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained (Deficit)	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance at June 30, 2014	43,663	$454	$220,352	$(10,978)	$(6,518)	$203,310
Net income	—	—	—	10,385	—	10,385
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	252	3	—	—	—	3
Shares issued in connection with exercises of employee stock options	161	1	1,099	—	—	1,100
Purchase of treasury stock	(7)	—	—	—	(143)	(143)
Share-based compensation expense	—	—	5,634	—	—	5,634
Balance at June 30, 2015	44,069	$458	$227,085	$(593)	$(6,661)	$220,289
Net income	—	—	—	3,713	—	3,713
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	505	5	—	—	—	5
Shares issued in connection with exercises of employee stock options	5	—	—	—	—	—
Purchase of treasury stock	(18)				(128)	(128)
Share-based compensation expense	—	—	3,403	—	—	3,403
Balance at June 30, 2016	44,561	$463	$230,488	$3,120	$(6,789)	$227,282
Net loss	—	—	—	(32,542)	—	(32,542)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	558	6	—	—	—	6
Shares issued in connection with exercises of employee stock options	6	—	2	—	—	2
Purchase of treasury stock	(4)				(23)	(23)
Share-based compensation expense	—	—	4,114	—	—	4,114
Balance at June 30, 2017	45,121	$469	$234,604	$(29,422)	$(6,812)	$198,839

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net income/(loss)	$(32,542)	$3,713	$10,385
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	21,349	16,010	12,426
Amortization of financing costs	326	462	595
Loss on disposal of assets	79	700	1,109
Gain on sale-leaseback transaction	(741)	(2,515)	—
Share-based compensation	4,184	3,115	5,362
Construction allowances from landlords	2,566	—	—
Deferred income taxes	31	11	—
Change in operating assets and liabilities:
Inventories	20,339	(32,043)	(2,050)
Prepaid and other current assets	(1,138)	633	(1,145)
Accounts payable	(16,337)	6,611	(12,042)
Accrued liabilities	(2,047)	6,653	(5,253)
Deferred rent	4,964	2,805	351
Other liabilities—non-current	(648)	2,268	—
Income taxes payable	19	(10)	(53)
Net cash provided by operating activities	404	8,413	9,685
Cash flows from investing activities:
Capital expenditures	(41,682)	(45,545)	(15,541)
Proceeds from sale-leaseback transaction	—	8,797	—
Purchase of intellectual property	(5)	(1,318)	—
Proceeds from sale of assets	127	41	47
Net cash used in investing activities	(41,560)	(38,025)	(15,494)
Cash flows from financing activities:
Proceeds under revolving credit facility	176,500	—	6,000
Repayments under revolving credit facility	(146,000)	—	(6,000)
Change in cash overdraft	2,810	—	—
Proceeds from the exercise of employee stock options	8	5	1,104
Payments on capital leases	(26)	—	—
Purchase of treasury stock	(23)	(128)	(143)
Payment of financing costs	—	(903)	(50)
Net cash provided by/(used in) financing activities	33,269	(1,026)	911
Net decrease in cash and cash equivalents	(7,887)	(30,638)	(4,898)
Cash and cash equivalents, beginning of period	14,150	44,788	49,686
Cash and cash equivalents, end of period	$6,263	$14,150	$44,788
Supplemental cash flow information:
Interest paid	$1,113	$541	$800
Income taxes paid	310	256	162
Capital lease obligation incurred	817	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Throughout these notes, Tuesday Morning Corporation is referred to as “Tuesday Morning,” “we” or “the Company”.

Tuesday Morning is a leading retailer of off‑price, upscale decorative home accessories, housewares, seasonal goods and famous‑maker gifts that we generally sell below retail prices charged by department and specialty stores, catalogs and on‑line retailers in the United States. We operated 731 discount retail stores in 40 states as of June 30, 2017 (751 and 769 stores at June 30, 2016 and 2015, respectively). We distribute periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

(a)

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment. Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income/(loss) in any period.  We no longer present a separate statement of comprehensive income, as we have no material other comprehensive income items.  Our fiscal year ended on June 30, 2017, which we refer to as fiscal 2017.

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

(c)

Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2017 and 2016, credit card receivables from third party consumer credit card providers were $4.9 million and $4.8 million, respectively.

(d)

Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of sales is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $108.2 million, $83.7 million, and $73.4 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. We have capitalized $33.9 million and $32.6 million of such costs in inventory at June 30, 2017 and 2016, respectively.

Stores conduct annual physical inventories, staggered during the second half of the fiscal year. We make adjustments to our financial statements based on the results of the physical inventories. During periods in which no physical inventories occur, we utilize an estimate for recording shrinkage reserves, based on historical trends of physical inventory results. These shrinkage reserves may require a favorable or unfavorable adjustment to actual results to the extent our subsequent physical inventories yield a different result.

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

(e)

Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements, capital leases and equipment are depreciated on a straight‑line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings	30 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Equipment	5 to 10 years
Assets under capital lease	Shorter of useful life or lease term
Software	3 to10 years

Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our balance sheet and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized. For the fiscal year ended June 30, 2017, we disposed of assets with a net book value of approximately $0.1 million, primarily related to our store closing and relocation program. For the fiscal year ended June 30, 2016, we sold two Dallas distribution center buildings and land with a total net book value of $5.2 million in a sale-leaseback transaction (see further discussion in (q) below) and we disposed of assets with a net book value of approximately $0.7 million, primarily related to our store closing and related relocation program. Gains or losses related to the sale or other disposal of such assets in these periods were presented in other income/(expense) on our Consolidated Statement of Operations.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.6 million and $2.5 million and $1.1 million, respectively, at June 30, 2017 and $8.2 million, $3.3 million, and $1.0 million, respectively, at June 30, 2016.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as well as changes in estimated reserves. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $4.8 million, $3.4 million and $7.7 million, respectively, for the fiscal year ended June 30, 2017 and $3.4 million, $4.0 million and $7.3 million, respectively, for the fiscal year ended June 30, 2016.

(i)

Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax. We maintain a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (36 months as of the end of fiscal 2017) and the breakage amounts are included in net sales in the Consolidated Statement of Operations. We recorded $0.9 million, $0.6 million and $0.2 million of gift card breakage in fiscal years 2017, 2016 and 2015 respectively.

(j)

Advertising—Costs for direct mail, television, radio, newspaper, and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2017, 2016, and 2015 were $29.0 million, $28.9 million, and $25.6 million, respectively. We do not receive consideration from vendors to support our advertising expenditures. As of June 30, 2017, prepaid advertising was $149,000 compared to $153,000 at June 30, 2016.

(k)

Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only financial instrument we carry is our revolving credit facility. See Note 3.

(l)

Share‑Based Compensation—The fair value of each stock option granted during the fiscal years ended June 30, 2017, 2016 and 2015 was estimated at the date of grant using a Black‑Scholes option pricing model.

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

These inputs were as follows:

	Fiscal Years Ended June 30,
	2017	2016	2015
Weighted average risk-free interest rate	0.6 - 1.9%	1.0 - 1.9%	1.0 - 1.7%
Expected life of options (years)	3.0 - 5.5	2.9 - 5.6	3.2 - 5.4
Expected stock volatility	52.7 - 61.0%	46.4 - 56.1%	45.4 - 56.8%
Expected dividend yield	0.0%	0.0%	0.0%

(m)

Net Income/(Loss) Per Common Share—Basic net income/(loss) per common share for the fiscal years ended June 30, 2017, 2016, and 2015, was calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for each period. Diluted net income/(loss) per common share for the fiscal years ended June 30, 2017, 2016, and 2015, was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 9.

(n)

Impairment of Long‑Lived Assets and Long‑Lived Assets to Be Disposed Of — Long‑lived assets, principally property and equipment and leasehold improvements, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is recorded to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal appraisals, as applicable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long‑lived assets has not had a material impact on our financial position, results of operations or liquidity for the periods presented.

(o)

Intellectual Property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present.

 As of June 30, 2017, the carrying value of the intellectual property, which included indefinite lived trademarks, was $1.0 million and no impairment was identified or recorded.

(p)

Cease use Liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet at June 30, 2017 include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The short-term and long-term cease use liabilities were $1.0 and $0.5 million at June 30, 2017, respectively. The short-term and long-term cease use liabilities were $1.1 and $0.9 million at June 30, 2016, respectively. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

(q)

Sale-leaseback — During the fourth quarter of 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we do not consider part of our long-term distribution network, and leased back these facilities through December 2017. We have since exercised our option to extend the related lease through March 2018. We have no continuing involvement with the properties sold other than a normal leaseback.

The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in other income in our Consolidated Statement of Operations.  During fiscal 2017, we recognized $0.7 million of the gain. The remaining $0.4 million gain deferred on the Consolidated Balance Sheet at June 30, 2017 is classified as short-term, as it will be recognized during fiscal 2018. The leaseback is an operating lease, and we will pay approximately $0.6 million in rent, excluding executory costs, from July 2017 through March 2018.

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

We record the net present value of the ARO liability and also record a related capital asset, in an equal amount, for leases which contractually result in an asset retirement obligation. The estimated ARO liability is based on a number of assumptions, including costs to return facilities back to specified conditions, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense in our Consolidated Statements of Operations. The capitalized asset is depreciated on a straight-line basis over the useful life of the related leasehold improvements. Upon ARO fulfillment, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in our Consolidated Statements of Operations. Our ARO liability, which totaled $2.5 million at June 30, 2017, was comprised of a $0.2 million short-term portion included in accrued liabilities and $2.3 million long-term portion included in “Other liabilities—non-current” on our Consolidated Balance Sheet at June 30, 2017. At June 30, 2016, our ARO liability was $2.6 million and was included in “Other liabilities—non-current” on our Consolidated Balance Sheets.

(s)      Capital lease – During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At June 30, 2017, the capital lease asset balance was $0.8 million, the current lease liability was $0.1 million and the long-term lease liability was $0.6 million. During fiscal year 2017, the capital lease asset was amortized on a straight-line basis with amortization of less than $0.1 million.

(t)

Legal Proceedings — From time to time, we are involved in litigation which is incidental to our business. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

(u)

Recent Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company currently expects to adopt this standard in the first quarter of fiscal 2019 and is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company currently expects to adopt this standard in the first fiscal quarter of fiscal 2018 and does not believe the adoption of this standard will result in a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Accounting by entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. The Company currently expects to adopt this standard in the first quarter of fiscal 2020. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements and disclosures, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company currently expects to adopt this standard in the first quarter of fiscal 2018 and does not believe the implementation of this standard will result in a material impact on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with additional ASUs. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company currently expects to adopt this standard in the first quarter of fiscal 2019 and does not expect this standard to have a material impact on its consolidated financial statements and disclosures, as the vast majority of its revenue is expected to continue to be generated from point-of-sale transactions that are expected to be recognized consistent with its current accounting. The Company’s current accounting for gift card breakage is consistent with the new standard. The Company is currently evaluating whether the standard will affect its current accounting for customer incentives. The Company is continuing to evaluate the impact that this standard will have on its consolidated financial statements and disclosures and expects to use the modified retrospective method when adopting this standard.

(2) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	June 30,
	2017	2016
Land	$6,628	$6,628
Buildings and building improvements	40,879	40,500
Furniture and fixtures	56,877	48,450
Equipment	65,884	60,392
Software	40,750	37,557
Leasehold improvements	44,838	27,745
Assets under capital lease	804	—
	256,660	221,272
Less accumulated depreciation	(138,263)	(126,549)
Net property and equipment	$118,397	$94,723

(3) DEBT

On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”), and which replaced our previous revolving credit facility, discussed below. The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million.  Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of June 30, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At June 30, 2017, we had $30.5 million outstanding under the Revolving Credit Facility, $6.0 million of outstanding letters of credit and availability of $64.2 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for fiscal year 2017 from the Revolving Credit Facility of $1.5 million was comprised of commitment fees of $0.4 million, interest expense of $0.7 million and the amortization of financing fees of $0.4 million. Interest expense from the Revolving Credit Facility of $1.1 million for fiscal year 2016 was comprised of commitment fees of $0.6 million and amortization of financing fees of $0.5 million.

The fair value of the Company's debt approximated its carrying amount as of June 30, 2017.

See Note 11 for additional discussion on dividend restrictions under the Revolving Credit Facility.

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2017	2016
Sales tax	$3,543	$3,302
Self-insurance reserves	12,192	12,446
Wages & benefits	5,710	7,185
Property taxes	1,524	1,385
Freight	3,988	3,118
Capital expenditures	4,483	2,036
Utilities	1,282	1,506
Deferred rent	1,408	1,022
Cease use	991	1,116
Supplies	94	1,397
Other	9,045	9,284
Total accrued liabilities	$44,260	$43,797

(5) INCOME TAXES

Income tax provision/(benefit) consisted of (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2017
Federal	$—	$27	$27
State and local	166	4	170
Total	$166	$31	$197
Fiscal Year Ended June 30, 2016
Federal	$(147)	$186	$39
State and local	399	(175)	224
Total	$252	$11	$263
Fiscal Year Ended June 30, 2015
Federal	$19	$—	$19
State and local	12	—	12
Total	$31	$—	$31

The difference between income taxes computed at the statutory federal income tax rate of 34% in fiscal 2017, 2016 and 2015, and income taxes recognized in the Consolidated Statements of Operations was as follows (in thousands):

	Fiscal Year Ended
	June 30,
	2017	2016	2015
Federal income tax provision/(benefit) computed at statutory rate	$(10,997)	$1,351	$3,541
State income taxes, net of related federal tax benefit	106	157	106
Increase/(decrease) in federal valuation allowance	10,076	(668)	(3,369)
Federal tax credits	68	(670)	(161)
Stock option expiration/deficiencies	938	—	—
Other, net	6	93	(86)
Provision for income taxes	$197	$263	$31

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the fiscal years ended June 30, 2017, 2016 and 2015 were comprised of the following (in thousands):

	June 30,
	2017	2016	2015
Deferred tax assets:
Non-current:
Other payroll and benefits	$681	$1,482	$1,139
Inventory reserves	195	268	195
Self-insurance reserves	4,517	4,611	4,285
Share-based compensation	3,564	3,807	3,736
Other current assets	2,829	2,250	1,535
Deferred rent	5,068	2,266	1,138
Net operating loss and tax credits	25,610	18,497	18,493
Other noncurrent assets	537	1,121	74
Total gross deferred tax assets	$43,001	$34,302	$30,595
Deferred tax liabilities:
Non-current:
Inventory costs	$9,468	$8,199	$6,526
Prepaid supplies	2,392	2,506	2,576
Property and equipment	4,033	7,616	4,804
Total gross deferred tax liabilities	15,893	18,321	13,906
Valuation allowance	(27,150)	(15,992)	(16,689)
Net deferred tax asset/(liability)	$(42)	$(11)	$—

During fiscal 2013, we established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, we considered our cumulative losses over three years including the then-current year. Based on the foregoing, we concluded that a valuation allowance was necessary. In fiscal 2017, the deferred tax asset valuation allowance increased $11.2 million. At the end of fiscal 2017, net deferred tax assets totaled $27.1 million, with an offsetting valuation allowance of $27.2 million.

We have federal net operating loss carryforwards of $58.0 million. These losses can only be carried forward and utilized to offset future taxable income, but will expire in fiscal year 2035 if not utilized before then. Additionally, we have state net operating loss carryforwards of $38.3 million, which will expire throughout the years 2018 through 2035, if not utilized before then.

Accounting for Uncertainty in Income Taxes.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2012. The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2014	$220
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(73)
Balance at June 30, 2015	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2016	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2017	$147

The balance of taxes, interest, and penalties at June 30, 2017, that if recognized, would affect the effective tax rate is $247,000. We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2017, 2016 and 2015, we recognized $9,000, $16,000, and $23,000 in interest, respectively. No interest or penalties were paid in the tax years ended June 30, 2017, 2016 and 2015.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2017.

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

On September 16, 2014, our Board of Directors adopted the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”), and the 2014 Plan was approved by our stockholders at the 2014 annual meeting of stockholders on November 12, 2014.  The 2014 Plan became effective on September 16, 2014, and the maximum number of shares reserved for issuance under the 2014 Plan, as amended, is 6.1 million shares plus any awards under the 2008 Plan (i) that were outstanding on September 16, 2014, and, on or after September 16, 2014, are forfeited, expired or are cancelled, and (ii) any shares subject to such awards that, on or after September 16, 2014 are used to satisfy the exercise price or tax withholding obligations with respect to such awards. Our Board of Directors also approved the termination of the 2008 Plan, effective upon the date of stockholder approval of the 2014 Plan, and no new awards will be made under the 2008 Plan.  On September 22, 2016, our Board of Directors adopted amendments to the 2014 Plan, which were approved at the 2016 Annual Meeting of Stockholders, to increase the number of shares of our common stock available for issuance under the 2014 Plan and to make additional amendments to the 2014 Plan to, among other things, remove liberal share recycling, reduce the number of shares exempt from minimum vesting, and eliminate discretion to accelerate vesting upon a change in control.  On August 22, 2017, our Board of Directors adopted a Second Amendment to the 2014 Plan (the “Second Amendment”) that modified the minimum vesting provisions as they apply to non-employee directors, as described below.

The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock.  Under the 2014 Plan, stock options may not vest earlier than one year after the date of grant. "Full Value Awards" (i.e., restricted stock or restricted stock units) that constitute performance awards must vest no earlier than one year after the date of grant, and, prior to the Second Amendment, Full Value Awards that constituted "Tenure Awards" (i.e., awards that vest upon passage of time) could not vest earlier than over the three-year period commencing on the date of grant.  The Compensation Committee of our Board of Directors may grant only stock options or Full Value Awards with vesting conditions that are more favorable than the foregoing restrictions with respect to up to 5% of the shares of common stock authorized under the 2014 Plan (referred to in the 2014 Plan as “exempt shares”).

Each year, after our annual meeting of stockholders, we grant awards under the 2014 Plan to our non-employee directors.  These awards are typically Full Value Awards that constitute Tenure Awards, and vest on the date of the annual meeting of our stockholders next following the date of grant, as is consistent with grants to non-employee directors among members of our peer group. Because the 2014 Plan, prior to the Second Amendment, required that all Full Value Awards that are Tenure Awards vest over a three-year period commencing on the date of grant, annual grants to the non-employee directors would be classified as exempt shares.  In order to avoid depletion of the 2014 Plan’s exempt shares through the annual grants to non-employee directors, the Board adopted the Second Amendment to provide that all Tenure Awards made to non-employee directors must vest no earlier than one year after the date of grant.  Tenure Awards to employees and consultants must still vest over the three-year period commencing on the date of grant.

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

Options granted under the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2004 Plan, the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on June 30, 2017, range between $1.24 per share and $20.91 per share.  All shares available under the 2004 Plan have been granted. The 2004 Plan and the 2008 Plan terminated as of May 17, 2014 and September 16, 2014, respectively. There were 4.3 million shares available for grant under the 2014 Plan at June 30, 2017.

Following is a summary of transactions relating to the 2004 Plan, 2008 Plan and 2014 Plan options for the fiscal years ended June 30, 2017, 2016, and 2015 (share amounts and aggregate intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2014	1,731	12.00	8.75	$10,689
Granted during year	375	18.85
Exercised during the year	(161)	6.85
Forfeited or expired during year	(107)	20.47
Options Outstanding at June 30, 2015	1,838	13.37	8.25	1,384
Granted during year	2,500	6.48
Exercised during the year	(5)	1.24
Forfeited or expired during year	(1,121)	11.81
Options Outstanding at June 30, 2016	3,212	8.57	7.61	2,111
Granted during year	1,564	6.11
Exercised during the year	(6)	1.24
Forfeited or expired during year	(1,254)	9.88
Options Outstanding at June 30, 2017	3,516	7.02	7.86	2
Exercisable at June 30, 2017	706	$9.90	4.20	$2

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2017, 2016, and 2015, was $2.55 per share, $2.75 per share, and $7.52 per share, respectively. The intrinsic value of vested unexercised options at June 30, 2017 is $2,000.

There were options to purchase 6,208, 4,667 and 161,226 shares of our common stock, which were exercised during the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of stock options exercised was $20,100, $27,000, and $2.1 million during the fiscal years ended June 30, 2017, 2016, and 2015, respectively. At June 30, 2017, we had $2.8 million of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information about stock options outstanding at June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.24 - $5.59	300,072	8.50	$3.83	73,585	$4.81
$5.64 - $5.64	696,683	8.51	5.64	104,997	5.64
$5.88 - $5.89	305,508	8.35	5.89	10,000	5.88
$5.95 - $5.95	527,825	8.34	5.95	—	—
$6.29 - $6.58	25,948	8.44	6.54	8,987	6.47
$6.71 - $6.71	924,595	9.17	6.71	—	—
$7.90 - $8.54	394,101	5.00	8.05	229,580	8.15
$8.56 - $18.42	265,559	4.12	13.76	230,327	13.53
$19.36 - $19.36	67,908	5.58	19.36	44,414	19.36
$20.91 - $20.91	7,532	7.37	20.91	3,766	20.91
	3,515,731	7.86	$7.02	705,656	$9.91

Restricted Stock Awards—The 2004 Plan, the 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of June 30, 2017, there were 1,089,706 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $6.57 per share.

The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2017, 2016, and 2015 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2014	356	$12.66
Granted during year	302	19.20
Vested during year	(176)	12.95
Forfeited during year	(50)	14.07
Outstanding at June 30, 2015	432	$16.95
Granted during year	869	6.98
Vested during year	(175)	12.52
Forfeited during year	(364)	12.65
Outstanding at June 30, 2016	762	$8.65
Granted during year	941	5.80
Vested during year	(230)	8.38
Forfeited during year	(383)	7.73
Outstanding at June 30, 2017	1,090	$6.57

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of June 30, 2017, there were 1,381,496 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2014 Plan, which are included in the respective stock option and restricted stock tables above.

Share-based compensation costs: We recognized share‑based compensation costs as follows (in thousands):

	Fiscal Years Ended June 30,
	2017	2016	2015
Amortization of share-based compensation during the period	$4,114	$3,403	$5,634
Amounts capitalized in inventory	(1,497)	(1,724)	(1,765)
Amount recognized and charged to cost of sales	1,567	1,436	1,493
Amounts charged against income for the period before tax	$4,184	$3,115	$5,362

(7) OPERATING LEASES

We lease substantially all store locations under operating leases. Our existing store leases generally are for an initial term of five to ten years with two five‑year renewal options and, in limited circumstances, our store leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after 24 to 60 months if the store does not deliver sales expectations.

In fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our new, additional distribution center in Phoenix, Arizona, which started operations in the fourth quarter of fiscal year 2016.The future minimum rental payments for this lease are included in the table below.

Future minimum rental payments under leases are as follows (in thousands):

Fiscal Years Ending June 30,
2018	$91,386
2019	78,731
2020	65,726
2021	55,585
2022	47,599
Thereafter	183,305
Total minimum rental payments	$522,332

Rent expense for the fiscal years ended June 30, 2017, 2016, and 2015 was $108.0 million, $98.3 million, and $86.6 million, respectively. Rent expense includes rent for store locations and our distribution centers.  Contingent rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time employees who become eligible after six months of service, and for our part-time employees who become eligible after both 12 months of service and 1,000 hours minimum worked. Under the plan, eligible employees may request us to deduct and contribute from 1% to 75% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.3 million, $1.2 million, and $1.1 million for the fiscal years ended June 30, 2017, 2016, and 2015, respectively.

(9) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2017	2016	2015
Net income/(loss)	$(32,542)	$3,713	$10,385
Less: Income to participating securities	—	40	92
Net income/(loss) attributable to common shares	$(32,542)	$3,673	$10,293
Weighted average common shares outstanding—basic	43,943	43,705	43,480
Effect of dilutive stock equivalents	—	31	290
Weighted average common shares outstanding—dilutive	43,943	43,736	43,770
Net income/(loss) per common share—basic	$(0.74)	$0.08	$0.24
Net income/(loss) per common share—diluted	$(0.74)	$0.08	$0.24

For the year ended June 30, 2017, all options representing rights to purchase shares were excluded from the diluted loss per share calculation as we had a net loss for the periods and the assumed exercise of such options would have been anti-dilutive. Options representing rights to purchase shares of common stock of 0.1 million for the year ended June 30, 2016 and 0.5 million for the year ended June 30, 2015 were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti‑dilutive.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results is as follows for the years ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Quarters Ended
	Sept. 30, 2016	Dec. 31, 2016	March 31, 2017	June 30, 2017
Net sales	$211,885	$328,137	$203,001	$223,642
Gross profit (1)	77,339	105,982	67,156	70,268
Operating income/(loss) (1)	(9,240)	8,767	(14,678)	(17,129)
Net income/(loss) (1)	(8,855)	8,430	(14,796)	(17,321)
Basic income/(loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)
Diluted income/(loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)

	Quarters Ended
	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016
Net sales	$202,328	$319,876	$211,380	$222,812
Gross profit (1)	72,674	112,679	77,477	78,971
Operating income/(loss) (1)	(5,956)	20,571	(5,932)	(6,281)
Net income/(loss) (1)	(6,140)	18,944	(5,240)	(3,851)
Basic income/(loss) per share (2)	$(0.14)	$0.43	$(0.12)	$(0.09)
Diluted income/(loss) per share (2)	$(0.14)	$0.43	$(0.12)	$(0.09)

(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.
(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2017 and 2016 may not equal the total computed for the year.

A significant portion of our net sales and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

(11) DIVIDEND RESTRICTIONS

The Revolving Credit Facility discussed in Note 3 restricts the ability of Tuesday Morning, Inc., the borrower under the Revolving Credit Facility and Tuesday Morning’s principal operating subsidiary, to incur additional liens and indebtedness, make investments and dispositions, pay dividends (including to Tuesday Morning), or enter into certain other transactions, among other restrictions. As a consolidated deficit exists as of June 30, 2017, no retained earnings are free of limitation on the payment of dividends on that date.

          At June 30, 2017, restricted net assets of consolidated subsidiaries were $12.8 million.

Tuesday Morning Corporation (parent company only)
Condensed Balance Sheets

	June 30,	June 30,
	2017	2016
ASSETS
Current assets:
Accounts receivable from subsidiaries	$24,489	$19,048
Total current assets	24,489	19,048
Noncurrent assets:
Investment in subsidiaries	174,350	208,234
Total noncurrent assets	174,350	208,234
Total Assets	$198,839	$227,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to subsidiaries	$—	$—
Total current liabilities	—	—
Noncurrent Liabilities	—	—
Total Liabilities	—	—
Stockholders' equity:
Common stock	469	463
Additional paid-in capital	234,604	230,488
Retained earnings/(deficit)	(29,422)	3,120
Less: Treasury stock	(6,812)	(6,789)
Total stockholders' equity	198,839	227,282
Total Liabilities and Stockholders' Equity	$198,839	$227,282

Tuesday Morning Corporation (parent company only)
Condensed Statement of Operations

Fiscal Years Ended June 30
	2017	2016	2015
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Operating income/(loss)	—	—	—
Other income/(expense):
Interest expense	—	—	—
Other income/(expense), net	—	—	—
Income/(loss) before taxes	—	—	—
Income tax provision	—	—	—
Net income/(loss) of subsidiaries	(32,542)	3,713	10,385
Net income/(loss)	$(32,542)	$3,713	$10,385

A.	Basis of presentation

In the condensed parent-company-only financial statements, Tuesday Morning Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These condensed parent-company-only financial statements should be read in conjunction with Tuesday Morning Corporation’s consolidated financial statements. Condensed statements of cash flows were not presented because Tuesday Morning Corporation had no cash flow activities during fiscal 2017, fiscal 2016, or fiscal 2015.

B.	Guarantees and Restrictions

As of June 30, 2017, Tuesday Morning, Inc. had $64.2 million of available credit on the Revolving Credit Facility that provides commitments of up to $180.0 million for revolving loans and letters of credit. Tuesday Morning Corporation, Tuesday Morning Inc. and the subsidiaries of Tuesday Morning, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. Under the Revolving Credit Facility, in order for Tuesday Morning, Inc. to make a dividend to Tuesday Morning Corporation for the payment of a dividend or a repurchase of shares, Tuesday Morning, Inc. must, among other things, maintain availability of 20% of the lesser of the calculated borrowing base or the lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

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

10.11

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

Exhibit No.	Description

10.13

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

10.15.1

Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 19, 2008)†

10.15.2

First Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 9, 2012)†

10.15.3

Second Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 23, 2012)†

10.16

Form of Nonqualified Stock Option with Service Award Agreement under the Tuesday Morning Corporation 2004 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)†

10.17

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

10.21

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)†

10.22

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

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 19, 2014)†

10.25

Composite Copy of Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 22, 2016)†

10.26

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

Exhibit No.	Description

10.28

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

10.30

Form of Nonqualified Stock Option Award Agreement (Time-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)†

10.31

Form of Nonqualified Stock Option Award Agreement (Performance-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)†

10.32

Form of Non-Qualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)†

10.33

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)†

10.34	Second Amendment to Tuesday Morning Corporation 2014 Long‑Term Equity Incentive Plan†

10.35

Confidential General Release and Separation Agreement, dated February 1, 2017, by and between Tuesday Morning, Inc. and Melissa Phillips (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on February 3, 2017)†

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