Form 10-Q
period 2017-09-30
TUESDAY MORNING CORP/DE
filed 2017-11-02
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, par value $0.01 per share	45,840,969

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2017 (unaudited) and June 30, 2017

(In thousands, except share and per share data)

	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,024	$6,263
Inventories	283,871	221,906
Prepaid expenses	6,102	6,367
Other current assets	3,745	1,982
Total Current Assets	304,742	236,518
Property and equipment, net	123,025	118,397
Deferred financing costs	908	986
Other assets	2,432	2,252
Total Assets	$431,107	$358,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,020	$67,326
Accrued liabilities	49,750	44,260
Income taxes payable	101	11
Total Current Liabilities	178,871	111,597

Borrowings under revolving credit facility	43,000	30,500
Deferred rent	18,552	13,883
Asset retirement obligation — non-current	2,298	2,307
Other liabilities — non-current	957	1,027
Total Liabilities	243,678	159,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 47,624,630 shares issued and 45,840,969 shares outstanding at September 30, 2017 and 46,904,295 shares issued and 45,120,634 shares outstanding at June 30, 2017	469	469
Additional paid-in capital	235,448	234,604
Retained deficit	(41,676)	(29,422)
Less: 1,783,661 common shares in treasury, at cost, at September 30, 2017 and 1,783,661 common shares in treasury, at cost, at June 30, 2017	(6,812)	(6,812)
Total Stockholders’ Equity	187,429	198,839
Total Liabilities and Stockholders’ Equity	$431,107	$358,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30
	2017	2016
Net sales	$218,756	$211,885
Cost of sales	140,806	134,546
Gross profit	77,950	77,339
Selling, general and administrative expenses	89,944	86,579
Operating loss	(11,994)	(9,240)
Other income/(expense):
Interest expense	(439)	(272)
Other expense, net	358	357
Other income/(expense), total	(81)	85
Loss before income taxes	(12,075)	(9,155)
Income tax provision/(benefit)	179	(300)
Net loss	$(12,254)	$(8,855)
Loss Per Share
Net loss per common share:
Basic	$(0.28)	$(0.20)
Diluted	$(0.28)	$(0.20)
Weighted average number of common shares:
Basic	44,085	43,822
Diluted	44,085	43,822
Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	September 30
	2017	2016
Net cash flows from operating activities:
Net loss	$(12,254)	$(8,855)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,208	4,583
Amortization of financing fees	78	89
(Gain)/loss on disposal of assets	(24)	16
Gain on sale-leaseback	(185)	(185)
Share-based compensation	775	737
Construction allowances from landlords	2,043	—
Change in operating assets and liabilities:
Inventories	(61,896)	(81,123)
Prepaid and other current assets	(1,673)	(735)
Accounts payable	60,260	43,977
Accrued liabilities	6,381	1,466
Deferred rent	2,894	883
Income taxes payable	94	—
Other liabilities — non-current	(92)	(283)
Net cash provided by/(used in) operating activities	2,609	(39,430)
Net cash flows from investing activities:
Capital expenditures	(11,759)	(10,847)
Purchase of intellectual property	(8)	—
Proceeds from sale of assets	24	—
Net cash used in investing activities	(11,743)	(10,847)
Net cash flows from financing activities:
Proceeds under revolving credit facility	43,100	45,300
Repayments under revolving credit facility	(30,600)	(12,800)
Change in cash overdraft	1,434	9,786
Payments on capital leases	(39)	—
Net cash provided by financing activities	13,895	42,286
Net increase/(decrease) in cash and cash equivalents	4,761	(7,991)
Cash and cash equivalents, beginning of period	6,263	14,150
Cash and cash equivalents, end of period	$11,024	$6,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The consolidated balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the three month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2018, which we refer to as fiscal 2018.

We do not present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

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

Options granted under the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2004 Plan, the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on September 30, 2017, range between $1.24 per share and $20.91 per share. All shares available under the 2004 Plan have been granted. The 2004 Plan and the 2008 Plan terminated as to new awards as of May 17, 2014 and September 16, 2014, respectively. There were 3.0 million shares available for grant under the 2014 Plan at September 30, 2017.

Restricted Stock Awards—The 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of September 30, 2017, there were 1,633,867 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $4.49 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of September 30, 2017 there were 1,641,513 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2004 Plan, 2008 Plan and the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Amortization of share-based compensation during the period	$844	$878
Amounts capitalized in ending inventory	(360)	(401)
Amounts recognized and charged to cost of sales	291	260
Amounts charged against income for the period before tax	$775	$737

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

4.      Loss per common share — The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2017	2016
Net loss	$(12,254)	$(8,855)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(12,254)	$(8,855)
Weighted average number of common shares outstanding basic	44,085	43,822
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding diluted	44,085	43,822
Net loss per common share basic	$(0.28)	$(0.20)
Net loss per common share diluted	$(0.28)	$(0.20)

For the quarters ended September 30, 2017 and September 30, 2016,  all options representing rights to purchase shares were excluded from the diluted loss per share calculation as we had a net loss for the periods and the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of September 30, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At September 30, 2017, we had $43.0 million outstanding under the Revolving Credit Facility, $7.9 million of outstanding letters of credit and availability of $81.3 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the first quarter of the current fiscal year from the Revolving Credit Facility of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the first quarter of the prior fiscal year from the Revolving Credit Facility of $0.3 million was comprised commitment fees of $0.1 million, interest expense of $0.1 million and the amortization of financing fees of $0.1 million.

The fair value of the Company’s debt approximated its carrying amount as of September 30, 2017.

6.      Depreciation — Accumulated depreciation of owned equipment and property at September 30, 2017 and June 30, 2017 was $142.8 million and $138.3 million, respectively.

7.      Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years before fiscal 2012.  The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

The effective tax rates for the quarters ended September 30, 2017 and September 30, 2016 were (1.5%) and 3.3%, respectively.  A full valuation allowance is currently recorded against the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from utilization of the valuation allowance.

8.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At September 30, 2017 and June 30, 2017, credit card receivables from third party consumer credit card providers were $9.2 million and $4.9 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

9.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present. As of September 30, 2017, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.0 million and no impairment was identified or recorded.

10.     Cease use liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet at September 30, 2017 include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The short-term and long-term cease use liabilities were $0.8 and $0.4 million, respectively, at September 30, 2017. The short-term and long-term cease use liabilities were $1.0 and $0.5 million, respectively, at June 30, 2017. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

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

The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in other income in our Consolidated Statement of Operations.  During fiscal 2017, we recognized $0.7 million of the gain. During the first quarter of fiscal 2018, we recognized $0.2 million of the gain. The remaining $0.2 million gain deferred on the Consolidated Balance Sheet at September 30, 2017 is classified as short-term, as it will be recognized during fiscal 2018. The leaseback is an operating lease, and we will pay approximately $0.4 million in rent, excluding executory costs, from October 2017 through March 2018.

12.  Capital Lease — During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At September 30, 2017, the capital lease asset balance was $0.7 million, the current lease liability was $0.1 million and the long-term lease liability was $0.6 million. The capital lease asset is amortized on a straight-line basis. During the first fiscal quarter of 2018, the capital lease amortization was less than $0.1 million.

13.  Recent accounting pronouncements — In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts

and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company currently expects to adopt this standard in the first quarter of fiscal 2019 and is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018 and elected to continue to estimate forfeitures expected to occur to determine the amount of share based compensation cost to recognize in each period, as permitted by ASU 2016-09. In addition, the adoption of this standard prospectively changes the dilutive earnings per share calculation by removing excess tax benefits and deficiencies from the computation. The adoption of this standard did not materially impact our consolidated financial statements and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2015-11 in the first quarter of fiscal 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Business Overview

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

•

During the first quarter of fiscal 2018, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 728 stores in 40 states as of September 30, 2017. As part of the implementation of our real estate strategy, our store base decreased from 742 stores in 40 states as of September 30, 2016.
•

Net sales for the first quarter of fiscal 2018 were $218.8 million, an increase of 3.2% compared to $211.9 million for the same period last year, primarily due to an increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 3.6%. The increase in comparable store was due to a 2.9% increase in customer transactions and a 0.6% increase in average ticket. Sales at the 45 stores relocated during the past 12 months increased approximately 72% on average for the first quarter of fiscal 2018 as compared to the same period last year and contributed approximately 410 basis points of comparable store sales growth.

•	Cost of sales, as a percentage of net sales, for the first quarter of fiscal 2018 was 64.4%, compared to 63.5% for the same period last year.
•	For the first quarter of fiscal 2018, selling, general and administrative expenses increased $3.3 million to $89.9 million, from $86.6 million for the same quarter last year.
•

Our operating loss for the first quarter of fiscal 2018 was $12.0 million compared to an operating loss of $9.2 million for the same period last year. We had a net loss of $12.3 million and a net loss per share of $0.28 for the quarter ended September 30, 2017, compared to a net loss of $8.9 million and net loss per share of $0.20 for the same period last year.

•

Adjusted EBITDA for the first quarter of fiscal 2018 was a negative $4.1 million compared to a negative $2.4 million for the same period last year, primarily driven by the change in net loss as compared to the prior year period, as shown under the heading “Non-GAAP Financial Measures” below.

•

Inventory levels at September 30, 2017 increased $62.0 million to $283.9 million from $221.9 million at June 30, 2017. Compared to the same date last year, inventories decreased $39.7 million from $323.6 million at September 30, 2016. The decrease in inventory as compared to September 30, 2016 was driven primarily by lower inventory in our distribution center and in-transit inventory, due in part to continued supply chain and inventory management improvements. Inventory turnover for the trailing five quarters as of September 30, 2017 was 2.4 turns, an increase compared to the trailing five quarters as of September 30, 2016 of 2.3 turns.

•

Cash and cash equivalents at September 30, 2017 increased $4.8 million to $11.0 million from $6.3 million at June 30, 2017.  Compared to the same date last year, cash and cash equivalents increased $4.9 million from $6.2 million at September 30, 2016.

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

Adjusted EBITDA.  The following table reconciles net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2017	2016
Net loss (GAAP)	$(12,254)	$(8,855)
Depreciation and amortization	6,208	4,583
Interest expense, net	435	255
Income tax provision/(benefit)	179	(300)
EBITDA	$(5,432)	$(4,317)
Shared based compensation expense (1)	775	738
Cease-use rent expense (2)	345	307
Phoenix distribution center related expenses (3)	—	1,050
Stockholder nominations related expenses (4)	379	—
Gain on sale of assets (5)	(185)	(185)
Adjusted EBITDA (non-GAAP)	$(4,118)	$(2,407)

(1)  Charges related to share-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(2)  Adjustment includes accelerated rent expense recognized in relation to closing stores prior to lease termination.  While accelerated rent expense may occur in future periods, the amount and timing of such expenses will vary from period to period.

(3)  Adjustment includes only certain expenses related to the Phoenix distribution center preparation, ramp up and post go-live activities, including incremental detention costs and certain consulting costs.

(4)  Adjustment includes only certain incremental expenses which relate to the stockholder nominations as described in our Preliminary and Definitive Proxy Statements filed with the SEC on September 25, 2017 and October 5, 2017, respectively.

(5) Adjustment includes the gain recognized from the sale-leaseback transaction which occurred in the fourth quarter of fiscal 2016.

Three Months Ended September 30, 2017

Compared to the Three Months Ended September 30, 2016

Net sales increased $6.9 million, or 3.2%, to $218.8 million in the first quarter of fiscal 2018 from $211.9 million in first quarter fiscal 2017, primarily due to a $7.2 million increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 3.6%. The increase in comparable store sales was comprised of a 2.9% increase in customer transactions and a 0.6% increase in average ticket. While our sales results were negatively impacted by the hurricane challenges in the first quarter this fiscal year, the impact was largely offset by a planned promotional shift from October 2017 to September 2017.  Sales at the 45 stores relocated during the past 12 months increased approximately 72% on average for the first fiscal quarter of 2018 as compared to the same period last year and contributed approximately 410 basis points of comparable store sales growth, driven primarily by the better real estate and larger average store footprint.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 37 store closures, partially offset by 23 store openings, which have occurred since the end of the first quarter of fiscal 2017.

	Store Openings/Closings
	Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2016
Stores open at beginning of period	731	751	751
Stores opened during the period	4	2	21
Stores closed during the period	(7)	(11)	(41)
Stores open at end of period	728	742	731

We ended the first quarter of fiscal 2018 with 728 stores, compared to 742 stores at the end of the first quarter of the prior year.  We relocated 12 existing stores during the first quarter of fiscal 2018 and 19 stores in the first quarter of the prior fiscal year. We expanded five stores during the first quarter of fiscal 2018 and eight stores in the first quarter of the prior fiscal year.

Gross profit for the first quarter of fiscal 2018 was $78.0 million, an increase of 0.9% compared to $77.3 million in gross profit for the first quarter of fiscal 2017. Gross profit as a percentage of net sales was 35.6% for the first quarter of fiscal 2018, compared to 36.5% for the first quarter of fiscal 2017. The decrease in gross margin was primarily due to the recognition of previously capitalized supply chain and freight costs, including an approximate 140 basis point impact of elevated costs related to the supply chain issues we incurred in the prior fiscal year.  Partially offsetting this increase in costs was a continued improvement in initial merchandise mark-up along with a significant favorable shift in markdown timing as compared to the prior year period.

Selling, General & Administrative (SG&A) expenses for the first quarter of fiscal 2018 increased 3.8% to $89.9 million, compared to $86.6 million in the same period last year.  As a percentage of net sales, SG&A was 41.1% for the first quarter of fiscal 2018 compared to 40.9% in the same period last year.  This increase in SG&A as a percentage of net sales was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate.  Also contributing to the increase in SG&A in the current quarter were the incremental costs related to the stockholder nominations, as discussed in our recently filed proxy statements, which negatively impacted SG&A as a percentage of net sales by approximately 20 basis points.  Partially offsetting these increased costs were reductions in certain other corporate and field expenses, including labor costs, legal and professional fees, which decreased in both dollars and as a percentage of net sales in the current year quarter from the prior year quarter.

Our operating loss was $12.0 million for the first quarter of fiscal 2018 as compared to an operating loss of $9.2 million during the first quarter of fiscal 2017.  We estimate that our first quarter results were adversely impacted by the recognition within gross margin of previously capitalized supply chain and freight costs of approximately 140 basis points, or approximately $3.0 million, driven significantly by elevated costs resulting from our supply chain issues experienced in the previous fiscal year.

Net interest expense increased $0.1 million to $0.4 million in first quarter of fiscal 2018 compared to $0.3 million in the first quarter of fiscal 2017, as a result of increased borrowings on our Revolving Credit Facility during the first quarter of fiscal 2018. Other income was $0.4 million in both the first quarter of fiscal 2018 and the first quarter of fiscal 2017.

Income tax expense for the first quarter of fiscal 2018 was $0.2 million compared to an income tax benefit of $0.3 million for the same period last year. The effective tax rates for the first quarter of fiscal 2018 and fiscal 2017 were (1.5%) and 3.3%, respectively.  A full valuation allowance is currently recorded against our deferred tax assets at September 30, 2017. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2017 was $2.6 million compared to $39.4 million net cash used in operating activities for the three months ended September 30, 2016.  The $2.6 million of cash provided by operating activities for the three months ended September 30, 2017 was primarily due to a net loss of $12.3 million adjusted for non-cash items, including depreciation and amortization of $6.3 million and share based compensation of $0.8 million, which were partially offset by a non-cash gain on sale-leaseback of $0.2 million recorded in other income.  In the first quarter of fiscal 2018, we received $2.0 million in construction allowances from landlords related to our real estate improvement strategy.  Also impacting the cash provided by operating activities were an increase in accounts payable of $60.3 million, an increase in accrued liabilities of $6.4 million, and an increase in deferred rent of $2.9 million, which were partially offset by an increase in inventory of $61.9 million in preparation for the upcoming holiday selling season and to support sales trends along with an increase in prepaid and other current assets of $1.7 million.  There were no significant changes to our vendor payments policy during the three months ended September 30, 2017.

The $39.4 million of cash used in operating activities for the three months ended September 30, 2016 was primarily due to a net loss of $8.9 million adjusted for non-cash items, including depreciation and amortization of $4.6 million, share based compensation of $0.7 million, as well as an increase in inventory of $81.1 million in preparation for the fiscal 2017 holiday season, which was partially offset by an increase in accounts payable of $44.0 million and an increase in accrued liabilities of $1.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2017 and 2016 related primarily to capital expenditures. Capital expenditures were associated with store relocations, expansions and new store openings, capital improvements to existing stores, enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $11.8 million and $10.8 million for the three months ended September 30, 2017 and 2016, respectively.

We currently expect to incur capital expenditures in the range of $25 million to $30 million in fiscal year 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities of $13.9 million for the three months ended September 30, 2017 relates to $12.5 million of borrowings on our Revolving Credit Facility, net of payments, along with a $1.4 million cash overdraft provision. Net cash used in financing activities of $42.3 million for the three months ended September 30, 2016 consisted of $32.5 million of borrowing on our Revolving Credit Facility borrowings, net of payments, along with a $9.8 million cash overdraft provision.

Revolving Credit Facility

We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of September 30, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At September 30, 2017, we had $43.0 million outstanding under the Revolving Credit Facility, $7.9 million of outstanding letters of credit and availability of $81.3 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate. Interest expense for the first quarter of the current fiscal year from the Revolving Credit Facility of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the first quarter of the prior fiscal year from the Revolving Credit Facility of $0.3 million was comprised commitment fees of $0.1 million, interest expense of $0.1 million and the amortization of financing fees of $0.1 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, proceeds from the sale of owned properties and borrowings under our Revolving Credit Facility. Cash and cash equivalents as of September 30, 2017 and 2016, were $11.0 million and $6.2 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2017.

As of September 30, 2017, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

There were no changes to our critical accounting policies during the first quarter of fiscal 2018 from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the first quarter of fiscal 2018 were 5.0% of sales compared to 6.0% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at September 30, 2017 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2018 of $1.4 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Recent Accounting Pronouncements

Please refer to Note 13 of our unaudited condensed consolidated financial statements for a summary of recent accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our current expectations, plans, strategies and goals and our current beliefs concerning future business conditions, our future results of operations, our future financial position, and our current business outlook or state other “forward-looking” information. Forward looking statements also include statements regarding our sales and growth expectations, our liquidity, capital expenditure plans, our real estate strategy and merchandising and marketing strategies.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

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

There have been no material changes to the Company’s market risks as disclosed in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2017.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation which is incidental to our business. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended September 30, 2017 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2017	—	$—	—	$3,187,746
August 1 through August 31, 2017	—	$—	—	$3,187,746
September 1 through September 30, 2017	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the three months ended September 30, 2017, no shares were repurchased under the Repurchase Program.

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

Agreement dated as of October 1, 2017, by and among Tuesday Morning Corporation, Jeereddi II, LP, Purple Mountain Capital Partners LLC and the entities and natural persons set forth in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on October 2, 2017)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 2, 2017	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)