Form 10-Q
period 2017-12-31
TUESDAY MORNING CORP/DE
filed 2018-02-01
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2018
Common Stock, par value $0.01 per share	45,918,398

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2017 (unaudited) and June 30, 2017

(In thousands, except share and per share data)

	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,409	$6,263
Inventories	220,018	221,906
Prepaid expenses	6,681	6,367
Other current assets	2,970	1,982
Total Current Assets	239,078	236,518
Property and equipment, net	122,031	118,397
Deferred financing costs	829	986
Other assets	2,306	2,252
Total Assets	$364,244	$358,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,760	$67,326
Accrued liabilities	48,653	44,260
Income taxes payable	154	11
Total Current Liabilities	143,567	111,597

Borrowings under revolving credit facility	—	30,500
Deferred rent	19,593	13,883
Asset retirement obligation — non-current	3,100	2,307
Other liabilities — non-current	874	1,027
Total Liabilities	167,134	159,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 47,702,059 shares issued and 45,918,398 shares outstanding at December 31, 2017 and 46,904,295 shares issued and 45,120,634 shares outstanding at June 30, 2017	469	469
Additional paid-in capital	236,437	234,604
Retained deficit	(32,984)	(29,422)
Less: 1,783,661 common shares in treasury, at cost, at December 31, 2017 and 1,783,661 common shares in treasury, at cost, at June 30, 2017	(6,812)	(6,812)
Total Stockholders’ Equity	197,110	198,839
Total Liabilities and Stockholders’ Equity	$364,244	$358,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$333,807	$328,137	$552,564	$540,023
Cost of sales	228,122	222,155	368,929	356,702
Gross profit	105,685	105,982	183,635	183,321
Selling, general and administrative expenses	97,409	97,215	187,353	183,794
Operating income/(loss)	8,276	8,767	(3,718)	(473)
Other income/(expense):
Interest expense	(542)	(412)	(980)	(684)
Other income, net	371	387	728	742
Other income/(expense), total	(171)	(25)	(252)	58
Income/(loss) before income taxes	8,105	8,742	(3,970)	(415)
Income tax provision/(benefit)	(587)	312	(408)	11
Net income/(loss)	$8,692	$8,430	$(3,562)	$(426)
Earnings Per Share
Net income/(loss) per common share:
Basic	$0.19	$0.19	$(0.08)	$(0.01)
Diluted	$0.19	$0.19	$(0.08)	$(0.01)
Weighted average number of common shares:
Basic	44,260	43,928	44,173	43,875
Diluted	44,263	43,943	44,173	43,875
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2017	2016
Net cash flows from operating activities:
Net loss	$(3,562)	$(426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,724	9,976
Amortization of financing fees	157	168
Gain on disposal of assets	(59)	(4)
Gain on sale-leaseback	(371)	(371)
Share-based compensation	1,946	2,316
Construction allowances from landlords	3,503	—
Change in operating assets and liabilities:
Inventories	1,774	(9,147)
Prepaid and other assets	(1,391)	498
Accounts payable	14,433	3,578
Accrued liabilities	7,488	9,985
Deferred rent	2,760	2,089
Income taxes payable	147	4
Other liabilities — non-current	661	(235)
Net cash provided by operating activities	40,210	18,431
Net cash flows from investing activities:
Capital expenditures	(19,532)	(19,951)
Purchase of intellectual property	(13)	—
Proceeds from sale of assets	59	23
Net cash used in investing activities	(19,486)	(19,928)
Net cash flows from financing activities:
Proceeds under revolving credit facility	87,800	95,200
Repayments under revolving credit facility	(118,300)	(95,200)
Change in cash overdraft	13,001	—
Purchase of treasury stock	—	(23)
Proceeds from the exercise of employee stock options	—	2
Payments on capital leases	(79)	—
Net cash used in financing activities	(17,578)	(21)
Net increase/(decrease) in cash and cash equivalents	3,146	(1,518)
Cash and cash equivalents, beginning of period	6,263	14,150
Cash and cash equivalents, end of period	$9,409	$12,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The consolidated balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the three and six month periods ended December 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2018, which we refer to as fiscal 2018.

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

Options granted under the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2004 Plan, the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on December 31, 2017, range between $1.24 per share and $20.91 per share. All shares available under the 2004 Plan have been granted. The 2004 Plan and the 2008 Plan terminated as to new awards as of May 17, 2014 and September 16, 2014, respectively. There were 3.0 million shares available for grant under the 2014 Plan at December 31, 2017.

Restricted Stock Awards—The 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2004 Plan and the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2004 Plan, the 2008 Plan and the 2014 Plan, as of December 31, 2017, there were 1,607,150 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $4.29 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of December 31, 2017 there were 1,641,513 performance-based restricted stock awards and performance-based stock option awards outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Amortization of share-based compensation during the period	$988	$1,450	$1,831	$2,329
Amounts capitalized in ending inventory	(363)	(596)	(723)	(997)
Amounts recognized and charged to cost of sales	546	724	838	984
Amounts charged against income for the period before tax	$1,171	$1,578	$1,946	$2,316

3.      Commitments and contingencies — We are involved in legal and governmental proceedings as part of the normal course of our business. Reserves have been established when a loss is considered probable and are based on management's best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

The Company is a defendant in a purported class action lawsuit, Jerry Castillo v. Tuesday Morning Inc., which was filed on December 28, 2017 in the United States District Court, Middle District of Florida.  The case is brought under the Fair Labor Standards Act and includes allegations that the Company violated various wage and hour labor laws. Relief is sought on behalf of current and former Company employees. The lawsuit seeks to recover damages, penalties and attorneys' fees as a result of the alleged violations. We are investigating the underlying allegations and intend to vigorously defend our position. We cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuit.

4.      Earnings per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income/(loss)	$8,692	$8,430	$(3,562)	$(426)
Less: Income to participating securities	(156)	(72)	—	—
Net income/(loss) attributable to common shares	$8,536	$8,358	$(3,562)	$(426)
Weighted average number of common shares outstanding basic	44,260	43,928	44,173	43,875
Effect of dilutive stock equivalents	3	15	—	—
Weighted average number of common shares outstanding diluted	44,263	43,943	44,173	43,875
Net income/(loss) per common share basic	$0.19	$0.19	$(0.08)	$(0.01)
Net income/(loss) per common share diluted	$0.19	$0.19	$(0.08)	$(0.01)

For the quarters ended December 31, 2017 and December 31, 2016, options representing the rights to purchase approximately 4.0 million weighted average shares and 3.8 million weighted average shares, respectively, were not included in the dilutive income per share calculation, because the assumed exercise of such options would have been anti-dilutive. For the six months ended December 31, 2017 and December 31, 2016, all options and awards representing rights to purchase shares were excluded from the diluted loss per share calculation as we had a net loss for the periods and the assumed exercise of such options and awards would have been anti-dilutive.

5.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of December 31, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At December 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility, $8.5 million of outstanding letters of credit and availability of $102.9 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the second quarter of the current fiscal year from the Revolving Credit Facility of $0.5 million was comprised of commitment fees of $0.1 million, interest expense of $0.3 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the six months ended December 31, 2017 of $1.0 million was comprised of commitment fees of $0.2 million, interest expense of $0.6 million and the amortization of financing fees of $0.2 million. Interest expense for the six months ended December 31, 2016 of $0.7 million was comprised of commitment fees of $0.2 million, interest expense of $0.3 million and the amortization of financing fees of $0.2 million.

6.      Depreciation — Accumulated depreciation of owned equipment and property at December 31, 2017 and June 30, 2017 was $147.9 million and $138.3 million, respectively.

7.      Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years through fiscal 2012.  The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

The effective tax rates for the quarters ended December 31, 2017 and December 31, 2016 were (7.2%) and 3.6%, respectively. The effective tax rates for the six months ended December 31, 2017 and December 31, 2016 were 10.3% and (2.7%), respectively. A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from utilization of the valuation allowance.

The Company’s results of operations included the estimated impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017.  Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21%.  The Company currently expects the effect of the tax law change to have a nominal impact on its annual effective tax rate, given its cumulative loss position and the related valuation allowance.  In the second fiscal quarter of 2018, the Company applied the provisions of the newly enacted TCJA, resulting in an approximate $0.5 million income tax benefit connected with future refunds of alternative minimum tax credits no longer requiring a valuation allowance. The impact of the new tax law, including the remeasurement of the Company’s deferred taxes at the new corporate tax rate, did not have a material impact on the Company’s deferred taxes as substantially all of the Company’s net deferred tax assets have corresponding valuation allowances. The future impact of TCJA may differ due to, among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions we may take as a result of the TCJA.

8.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2017 and June 30, 2017, credit card receivables from third party consumer credit card providers were $7.7 million and $4.9 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

9.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present. As of December 31, 2017, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.0 million and no impairment was identified or recorded.

10.     Cease use liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet at December 31, 2017 include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The short-term and long-term cease use liabilities were $0.8 and $0.3 million, respectively, at December 31, 2017. The short-term and long-term cease use liabilities were $1.0 and $0.5 million, respectively, at June 30, 2017. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

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

The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in other income in our Consolidated Statement of Operations.  During fiscal 2017, we recognized $0.7 million of the gain. During the first six months of fiscal 2018, we recognized the final $0.4 million of the gain with no remaining deferred gain as of December 31, 2017.   The leaseback is an operating lease, and we will pay approximately $0.2 million in rent, excluding executory costs, from January 2018 through March 2018.

12.  Capital Lease — During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At December 31, 2017, the capital lease asset balance was $0.7 million, the current lease liability was $0.2 million and the long-term lease liability was $0.5 million. The capital lease asset is amortized on a straight-line basis. During the second fiscal quarter of 2018, the capital lease amortization was less than $0.1 million and was $0.1 million for the six months ended December 31, 2017.

13.  Recent accounting pronouncements — In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company currently expects to adopt this standard in the first quarter of fiscal 2019 and is evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with additional ASUs. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company currently expects to adopt this standard in the first quarter of fiscal 2019 and does not expect this standard to have a material impact on its consolidated financial statements and disclosures, as the vast majority of its revenue is expected to continue to be generated from point-of-sale transactions that are expected to be recognized consistent with its current accounting.  In connection with its point-of-sale transactions, for which sales are subject to a right of return, the Company currently expects to use one portfolio for its measurement of the estimated refund liability and return asset upon adoption of the new standard. Additionally, the Company’s current accounting for gift card breakage is consistent with the new standard.  The Company is continuing to evaluate whether the new standard will affect its current accounting for customer incentives.  The Company is continuing to evaluate the impact that this standard will have on its consolidated financial statements and disclosures and expects to use the modified retrospective method when adopting this standard.

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

•

During the second quarter of fiscal 2018, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 724 stores in 40 states as of December 31, 2017. As part of the implementation of our real estate strategy, our store base decreased from 740 stores in 40 states as of December 31, 2016.
•

Net sales for the second quarter of fiscal 2018 were $333.8 million, an increase of 1.7% compared to $328.1 million for the same period last year, primarily due to an increase in sales from comparable stores (stores open at least one year, including stores relocated in the same market and renovated stores) of 1.8%. The increase in comparable store sales was due to a 1.9% increase in customer transactions, slightly offset by a 0.1% decrease in average ticket. Sales at the 55 stores relocated during the past 12 months increased approximately 52% on average for the second quarter of fiscal 2018 as compared to the same period last year and contributed approximately 340 basis points of comparable store sales growth.  Net sales for the first six months of fiscal 2018 were $552.6 million, an increase of $12.6 million, from $540.0 million for the same period last year. Comparable store sales for the six months ended December 31, 2017 increased by 2.5%, compared to the same period last year, which was due to a 2.3% increase in customer transactions as well as a 0.2% increase in average ticket. Net sales during the three and six months ended December 31, 2016 were negatively impacted by lower than plan store level inventories.

•

Cost of sales, as a percentage of net sales, for the second quarter of fiscal 2018 was 68.3%, compared to 67.7% for the same period last year. Cost of sales, as a percentage of net sales, for the first six months of fiscal 2018 was 66.8%, compared to 66.1% for the same period last year.

•

For the second quarter of fiscal 2018, selling, general and administrative expenses increased $0.2 million to $97.4 million, from $97.2 million for the same quarter last year. For the first six months of fiscal 2018, selling, general and administrative expenses increased $3.6 million to $187.4 million, from $183.8 million for the same period last year.

•

Our operating income for the second quarter of fiscal 2018 was $8.3 million compared to operating income of $8.8 million for the same period last year. Our operating loss for the six months ended December 31, 2017 was $3.7 million compared to an operating loss of $0.5 million for the same period last year.

•

Our net income for the second quarter of fiscal 2018 was $8.7 million, or $0.19 per share, compared to $8.4 million, or $0.19 per share, for the same period last year. Our net loss for the six months ended December 31, 2017 was $3.6 million, or $0.08 per share, compared to a net loss of $0.4 million, or $0.01 per share, for the same period last year.

•

As shown under the heading “Non-GAAP Financial Measures” EBITDA for the second quarter of fiscal 2018 was $15.2 million compared to $14.5 million for the same period last year below.  Adjusted EBITDA for the second quarter of fiscal 2018 was $16.6 million compared to $17.2 million for the same period last year.  EBITDA for the first six months of fiscal 2018 was $9.7 million compared to $10.2 million for the prior year period.  Adjusted EBITDA for the first six months of fiscal 2018 was $12.5 million compared to $14.8 million for the same period last year, as shown below.

•

Inventory levels at December 31, 2017 decreased $1.9 million to $220.0 million from $221.9 million at June 30, 2017. Compared to the same date last year, inventories decreased $31.5 million from $251.5 million at December 31, 2016. The decrease in inventory as compared to December 31, 2016 was driven primarily by lower inventory in our distribution center and in-transit inventory, due in part to continued supply chain and inventory management improvements. Inventory turnover for the trailing five quarters as of December 31, 2017 was 2.6 turns, an increase compared to the trailing five quarters as of December 31, 2016 of 2.4 turns.

•

Cash and cash equivalents at December 31, 2017 increased $3.1 million to $9.4 million from $6.3 million at June 30, 2017.  Compared to the same date last year, cash and cash equivalents decreased $3.2 million from $12.6 million at December 31, 2016.

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

Adjusted EBITDA.  The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA, a non-GAAP financial measure (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income/(loss) (GAAP)	$8,692	$8,430	$(3,562)	$(426)
Depreciation and amortization	6,516	5,393	12,724	9,976
Interest expense, net	530	403	965	658
Income tax provision/(benefit)	(587)	312	(408)	11
EBITDA	$15,151	$14,538	$9,719	$10,219
Share based compensation expense (1)	1,171	1,578	1,946	2,316
Cease-use rent expense (2)	449	166	794	473
Phoenix distribution center related expenses (3)	—	1,087	—	2,137
Stockholder nominations related expenses (4)	29	—	408	—
Gain on sale of assets (5)	(186)	(185)	(371)	(371)
Adjusted EBITDA (non-GAAP)	$16,614	$17,184	$12,496	$14,774

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

Three Months Ended December 31, 2017

Compared to the Three Months Ended December 31, 2016

Net sales for the second quarter of fiscal 2018 were $333.8 million, an increase of $5.7 million from $328.1 million in the second quarter fiscal 2017. Comparable store sales increased 1.8% compared to the second quarter of fiscal 2017. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales was comprised of a 1.9% increase in customer transactions, partially offset by a 0.1% decrease in average ticket. Non-comparable stores increased by a total of $0.2 million and resulted in a five basis point positive impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales increase was driven by 23 store openings, partially offset by 39 store closures, which have occurred since the end of the second quarter of fiscal 2017. During the second quarter in the prior year, we experienced issues related to the ramp up of our Phoenix distribution center facility and transition to a multiple distribution center network. These issues resulted in  lower than plan store level inventories during the prior year quarter which negatively affected sales across our entire store base.

	Store Openings/Closings
	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Fiscal Year Ended June 30, 2017
Stores open at beginning of period	728	742	751
Stores opened during the period	4	4	21
Stores closed during the period	(8)	(6)	(41)
Stores open at end of period	724	740	731

We ended the second quarter of fiscal 2018 with 724 stores, compared to 740 stores at the end of the second quarter of the prior year.  We relocated 14 existing stores during the second quarter of fiscal 2018 and four stores in the second quarter of the prior fiscal year. We expanded two stores during the second quarter of fiscal 2018 and had no expansions in the second quarter of the prior fiscal year.

Gross profit for the second quarter of fiscal 2018 was $105.7 million, a decrease of 0.3% compared to $106.0 million in gross profit for the second quarter of fiscal 2017. Gross profit as a percentage of net sales was 31.7% for the second quarter of fiscal 2018, compared to 32.3% for the second quarter of fiscal 2017.  The decrease in gross margin for the second fiscal quarter as compared to the prior year period was primarily due to a significant unfavorable shift in markdown timing from the first quarter of this fiscal year.  Partially offsetting this increase in costs was a continued improvement in initial merchandise mark-up along with lower buying and supply chain costs recognized as compared to the same period in the prior year.

Selling, General & Administrative (SG&A) expenses for the second quarter of fiscal 2018 increased 0.2% to $97.4 million, compared to $97.2 million in the same period last year.  As a percentage of net sales, SG&A was 29.2% for the second quarter of fiscal 2018 compared to 29.6% in the same period last year.  This decrease in SG&A as a percentage of net sales was driven primarily by reduced advertising expenses in the second quarter of fiscal 2018 as compared to the same period in the prior year.  Also contributing to the decrease in SG&A in the current quarter were reductions in certain other corporate expenses, including labor costs, and legal and professional fees, which decreased both in dollars and as a percentage of net sales in the current year quarter from the prior year quarter.  Partially offsetting these decreased costs were higher store rent and depreciation, due in part to our strategy to improve store real estate.

Our operating income was $8.3 million for the second quarter of fiscal 2018 as compared to an operating income of $8.8 million during the second quarter of fiscal 2017.

Interest expense increased $0.1 million to $0.5 million in the second quarter of fiscal 2018 compared to $0.4 million in the second quarter of fiscal 2017, as a result of increased borrowings, as well as higher interest rates, on our Revolving Credit Facility during the second quarter of fiscal 2018. Other income was $0.4 million in the second quarter of both fiscal 2018 and fiscal 2017.

Income tax expense for the second quarter of fiscal 2018 was a $0.6 million benefit compared to $0.3 million of expense for the same period last year. The second fiscal quarter tax benefit includes a favorable tax impact of approximately $0.5 million resulting from the release of a valuation allowance on deferred taxes due to recent tax law changes. The effective tax rates for the second quarter of fiscal 2018 and fiscal 2017 were (7.2%) and 3.6%, respectively.  The Company currently expects the effect of the recent TCJA tax law change to have a nominal impact on its annual effective tax rate, given its cumulative loss position and the related valuation allowance.  The Company currently believes the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at December 31, 2017. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Six Months Ended December 31, 2017

Compared to the Six Months Ended December 31, 2016

Net sales for the first six months of fiscal 2018 were $552.6 million, an increase of $12.6 million from $540.0 million in the same period last year. Comparable store sales increased 2.5% compared to the same period in fiscal 2017. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales was comprised of a 2.3% increase in customer transactions and a 0.2% increase in average ticket. Non-comparable store sales decreased a total of $0.2 million, resulting in a three basis point negative impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 56 store closures, partially offset by 27 store openings, which have occurred since the beginning of the prior fiscal year. During the six months ended December 31, 2016, we experienced issues related to the ramp up of our Phoenix distribution facility and transition to a multiple distribution center network. These issues resulted in lower than plan store level inventories during the six month period which negatively affected sales across our entire store base.

	Store Openings/Closings
	Six Months Ended December 31, 2017	Six Months Ended December 31, 2017	Fiscal Year Ended June 30, 2017
Stores open at beginning of period	731	751	751
Stores opened during the period	8	6	21
Stores closed during the period	(15)	(17)	(41)
Stores open at end of period	724	740	731

We ended the first six months of fiscal 2018 with 724 stores, compared to 740 stores at the end of the first six months of the prior year.  We relocated 26 existing stores during the first six months of fiscal 2018 and 23 stores in the first six months of the prior fiscal year. We expanded seven stores during the first six months of fiscal 2018 and eight stores in the first six months of the prior fiscal year.

Gross profit for the first six months of fiscal 2018 was $183.6 million, an increase of 0.2% compared to $183.3 million in gross profit for the same period of fiscal 2017. Gross profit as a percentage of net sales was 33.2% for the first six months of fiscal 2018, compared to 33.9% for the same period of fiscal 2017. The decrease in gross margin was primarily due to the recognition of previously capitalized supply chain and freight costs, including an approximate 50 basis point impact of elevated costs related to the supply chain issues that we incurred in the prior fiscal year.  Additionally, markdowns increased slightly in the current year period.  Partially offsetting these increases in costs was an improvement in initial merchandise mark-up.

SG&A expenses for the first six months of fiscal 2018 increased 2.0% to $187.4 million, compared to $183.8 million in the same period of fiscal 2017.  As a percentage of net sales, SG&A was 33.9% for the first six months of fiscal 2018 compared to 34.0% in the same period last year. This decrease in SG&A as a percentage of net sales was driven primarily by reduced advertising expenses in the current year.  Also contributing to the decrease in SG&A in the current year period were reductions in certain other corporate expenses, including labor costs, and legal and professional fees, which decreased both in dollars and as a percentage of net sales in the current year from the prior year period.  Partially offsetting these decreased costs were higher store rent and depreciation, due in part to our strategy to improve store real estate.

Interest expense increased $0.3 million to $1.0 million in the first six months of fiscal 2018 compared to $0.7 million in the same period of fiscal 2017, as a result of increased borrowings on our Revolving Credit Facility, as well as higher interest rates, during the first six months of fiscal 2018. Other income was $0.7 million in the first six months of both fiscal 2018 and fiscal 2017.

Income tax expense for the first six months of fiscal 2018 was a $0.4 million benefit compared to $11 thousand of expense for the same period last year. The income tax benefit in the current year includes a favorable tax impact of approximately $0.5 million resulting from the release of a valuation allowance on deferred taxes due to recent tax law changes. The effective tax rates for the first quarter of fiscal 2018 and fiscal 2017 were 10.3% and (2.7%) respectively. The Company currently expects the effect of the recent TCJA tax law change to have a nominal impact on its annual effective tax rate, given its cumulative loss position and the related valuation allowance.  The Company currently believes the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at December 31, 2017. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2017 and 2016 was $40.2 million and $18.4 million, respectively.  The $40.2 million of cash provided by operating activities for the six months ended December 31, 2017 was primarily due to a net loss of $3.6 million, adjusted for non-cash items, including depreciation and amortization of $12.9 million and share based compensation of $1.9 million. In the first six months of fiscal 2018, we received $3.5 million in construction allowances from landlords related to our real estate improvement strategy. Also impacting net cash provided by operating activities were an increase in accounts payable of $14.4 million due to increased merchandise purchases in the current quarter, an increase in accrued liabilities of $7.5 million, an increase in deferred rent of $2.8 million, and a decrease inventory of $1.7 million, partially offset by increased prepaid and other current assets of $1.4 million. There were no significant changes to our vendor payments policy during the six months ended December 31, 2017.

The $18.4 million of cash provided by operating activities for the six months ended December 31, 2016 was primarily due to a net loss of $0.4 million, adjusted for non-cash items, including depreciation and amortization of $10.1 million and share based compensation of $2.3 million. Also impacting net cash provided by operating activities were an increase in accrued liabilities of $10.0 million, increased accounts payable of $3.6 million, increased deferred rent of $2.1 million, and decreased prepaid and other assets of $0.5 million, partially offset by an increase in inventory of $9.1 million due to seasonal buying levels and an increased inventory position in preparation for the spring selling season.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2017 and 2016 related primarily to capital expenditures. Capital expenditures are associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment. Cash used in investing activities totaled $19.5 million and $19.9 million for the six months ended December 31, 2017 and 2016, respectively, primarily related to our store real estate strategy.

We currently expect to incur capital expenditures in the range of $25 million to $30 million in fiscal year 2018.

Cash Flows from Financing Activities

Net cash used in financing activities of $17.6 million for the six months ended December 31, 2017 relates to $118.3 million of  repayments on our Revolving Credit Facility, offset by borrowings of $87.8 million, partially offset with a $13.0 million cash overdraft provision. Net cash used in financing activities of $21 thousand for the six months ended December 31, 2016 primarily consisted of a purchase of treasury shares.

Revolving Credit Facility

   We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of December 31, 2017, we were in compliance with all of the Revolving Credit Facility covenants.

At December 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility, $8.5 million of outstanding letters of credit and availability of $102.9 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election

(except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the second quarter of the current fiscal year from the Revolving Credit Facility of $0.5 million was comprised of commitment fees of $0.1 million, interest expense of $0.3 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $0.4 million was comprised commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the six months ended December 31, 2017 of $1.0 million was comprised of commitment fees of $0.2 million, interest expense of $0.6 million and the amortization of financing fees of $0.2 million. Interest expense for the six months ended December 31, 2016 of $0.7 million was comprised of commitment fees of $0.2 million, interest expense of $0.3 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, proceeds from the sale of owned properties and borrowings under our Revolving Credit Facility. Cash and cash equivalents as of December 31, 2017 and 2016, were $9.4 million and $12.6 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2017.

As of December 31, 2017, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

As of December 31, 2017, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns during the second quarter of fiscal 2018 were 5.1% of sales compared to 4.2% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at December 31, 2017 would result in a decline in gross profit and earnings per share for the second quarter of fiscal 2018 of $1.1 million and $0.02, respectively.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in a purported class action lawsuit, Jerry Castillo v. Tuesday Morning Inc., which was filed on December 28, 2017 in the United States District Court, Middle District of Florida.  The case is brought under the Fair Labor Standards Act and includes allegations that the Company violated various wage and hour labor laws. Relief is sought on behalf of current and former Company employees. The lawsuit seeks to recover damages, penalties and attorneys' fees as a result of the alleged violations. We are investigating the underlying allegations and intend to vigorously defend our position. We cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuit.

We are involved in legal and governmental proceedings as part of the normal course of our business. Reserves have been established when a loss is considered probable and are based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies.  Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

Item 1A.	Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended December 31, 2017 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2017	—	$—	—	$3,187,746
November 1 through November 30, 2017	—	$—	—	$3,187,746
December 1 through December 31, 2017	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the three months ended December 31, 2017, no shares were repurchased under the Repurchase Program.

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: February 1, 2018	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)