Form 10-Q
period 2018-03-31
TUESDAY MORNING CORP/DE
filed 2018-05-03
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, par value $0.01 per share	45,852,057

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2018 (unaudited) and June 30, 2017

(In thousands, except share and per share data)

	March 31,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,277	$6,263
Inventories	244,990	221,906
Prepaid expenses	6,242	6,367
Other current assets	1,245	1,982
Total Current Assets	264,754	236,518
Property and equipment, net	122,115	118,397
Deferred financing costs	750	986
Other assets	2,781	2,252
Total Assets	$390,400	$358,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,662	$67,326
Accrued liabilities	43,789	44,260
Income taxes payable	77	11
Total Current Liabilities	130,528	111,597

Borrowings under revolving credit facility	44,400	30,500
Deferred rent	21,645	13,883
Asset retirement obligation — non-current	3,100	2,307
Other liabilities — non-current	835	1,027
Total Liabilities	200,508	159,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 47,707,544 shares issued and 45,923,883 shares outstanding at March 31, 2018 and 46,904,295 shares issued and 45,120,634 shares outstanding at June 30, 2017	469	469
Additional paid-in capital	237,299	234,604
Retained deficit	(41,064)	(29,422)
Less: 1,783,661 common shares in treasury, at cost, at March 31, 2018 and 1,783,661 common shares in treasury, at cost, at June 30, 2017	(6,812)	(6,812)
Total Stockholders’ Equity	189,892	198,839
Total Liabilities and Stockholders’ Equity	$390,400	$358,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$223,296	$203,001	$775,860	$743,023
Cost of sales	142,993	135,845	511,922	492,546
Gross profit	80,303	67,156	263,938	250,477
Selling, general and administrative expenses	88,092	81,834	275,445	265,628
Operating loss	(7,789)	(14,678)	(11,507)	(15,151)
Other income/(expense):
Interest expense	(493)	(377)	(1,473)	(1,061)
Other income, net	179	360	907	1,104
Other income/(expense), total	(314)	(17)	(566)	43
Loss before income taxes	(8,103)	(14,695)	(12,073)	(15,108)
Income tax provision/(benefit)	(23)	101	(431)	113
Net loss	$(8,080)	$(14,796)	$(11,642)	$(15,221)
Earnings Per Share
Net loss per common share:
Basic	$(0.18)	$(0.34)	$(0.26)	$(0.35)
Diluted	$(0.18)	$(0.34)	$(0.26)	$(0.35)
Weighted average number of common shares:
Basic	44,365	43,998	44,236	43,915
Diluted	44,365	43,998	44,236	43,915
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2018	2017
Net cash flows from operating activities:
Net loss	$(11,642)	$(15,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,087	15,635
Amortization of financing fees	236	247
(Gain)/loss on disposal of assets	(69)	1
Gain on sale-leaseback	(371)	(555)
Share-based compensation	2,729	3,224
Deferred income taxes	(571)	—
Construction allowances from landlords	6,688	1,419
Change in operating assets and liabilities:
Inventories	(23,122)	(25,970)
Prepaid and other assets	883	(427)
Accounts payable	19,396	(12,841)
Accrued liabilities	2,199	937
Deferred rent	1,921	2,666
Income taxes payable	71	(338)
Other liabilities — non-current	367	105
Net cash provided by/(used in) operating activities	17,802	(31,118)
Net cash flows from investing activities:
Capital expenditures	(25,552)	(27,359)
Purchase of intellectual property	(30)	(4)
Proceeds from sale of assets	69	93
Net cash used in investing activities	(25,513)	(27,270)
Net cash flows from financing activities:
Proceeds under revolving credit facility	153,900	152,200
Repayments under revolving credit facility	(140,000)	(111,200)
Change in cash overdraft	(60)	7,000
Purchase of treasury stock	—	(23)
Proceeds from the exercise of employee stock options	4	8
Payments on capital leases	(119)	—
Net cash provided by financing activities	13,725	47,985
Net increase/(decrease) in cash and cash equivalents	6,014	(10,403)
Cash and cash equivalents, beginning of period	6,263	14,150
Cash and cash equivalents, end of period	$12,277	$3,747

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The consolidated balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The results of operations for the three and nine month periods ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2018, which we refer to as fiscal 2018.

We do not present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

The preparation of unaudited interim consolidated financial statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to: inventory valuation under the retail method and estimation of reserves and valuation allowances specifically related to insurance, income taxes and litigation. Actual results could differ materially from these estimates. Our fiscal year ends on June 30 and we operate our business as a single operating segment.

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

Options granted under the 2004 Plan typically vest over periods of one to five years and expire ten years from the date of grant, while options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2004 Plan, the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on March 31, 2018, range between $1.24 per share and $20.91 per share. All shares available under the 2004 Plan have been granted. The 2004 Plan and the 2008 Plan terminated as to new awards as of May 17, 2014 and September 16, 2014, respectively. There were 2.9 million shares available for grant under the 2014 Plan at March 31, 2018.

Restricted Stock Awards—The 2004 Plan, the 2008 Plan, and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2004 Plan and the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2008 Plan and the 2014 Plan, as of March 31, 2018, there were 1,510,757 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $4.01 per share.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of March 31, 2018 there were 1,562,867 unvested performance-based restricted stock awards and performance-based stock options outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Amortization of share-based compensation during the period	$860	$919	$2,691	$3,248
Amounts capitalized in ending inventory	(318)	(168)	(1,041)	(1,166)
Amounts recognized and charged to cost of sales	242	157	1,079	1,142
Amounts charged against income for the period before tax	$784	$908	$2,729	$3,224

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

The Company is a defendant in a purported class action lawsuit, Jerry Castillo v. Tuesday Morning Inc., which was filed on December 28, 2017 in the United States District Court, Middle District of Florida.  The case is brought under the Fair Labor Standards Act and includes allegations that the Company violated various wage and hour labor laws. Relief is sought on behalf of current and former Company employees. The lawsuit seeks to recover damages, penalties and attorneys’ fees as a result of the alleged violations. We are investigating the underlying allegations and intend to vigorously defend our position. We cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuit.

The Company is also a defendant in a purported class action lawsuit, Hector Velarde, on behalf of himself and all other similar situated, Pltf. vs. Tuesday Morning, Inc., which was filed on February 26, 2018 in state court in California, and is currently pending in the United States District Court, Central District of California.  The case is brought under the Unruh Civil Rights Act, California Code § 51 ci seq. (“Unruh Act”), the California Disabled persons Act, California Civil Code § 54 et seq. (“CDPA”), and Cal. Civ. Code § 55 et seq. and includes allegations that the Company violated various public access laws. The lawsuit seeks to recover damages, penalties and attorneys’ fees as a result of the alleged violations. We are investigating the underlying allegations and intend to vigorously defend our position. We cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuit.

4.      Earnings per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(8,080)	$(14,796)	$(11,642)	$(15,221)
Less: Income to participating securities	—	—	—	—
Net loss attributable to common shares	$(8,080)	$(14,796)	$(11,642)	$(15,221)
Weighted average number of common shares outstanding basic	44,365	43,998	44,236	43,915
Effect of dilutive stock equivalents	—	—	—	—
Weighted average number of common shares outstanding diluted	44,365	43,998	44,236	43,915
Net loss per common share-basic	$(0.18)	$(0.34)	$(0.26)	$(0.35)
Net loss per common share-diluted	$(0.18)	$(0.34)	$(0.26)	$(0.35)

For the quarters and year to date periods ended March 31, 2018 and March 31, 2017, all options representing the rights to purchase shares, respectively, were not included in the dilutive income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

5.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of March 31, 2018, we were in compliance with all of the Revolving Credit Facility covenants.

At March 31, 2018, we had $44.4 million outstanding under the Revolving Credit Facility, $8.5 million of outstanding letters of credit and availability of $67.0 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the third quarter of the current fiscal year from the Revolving Credit Facility of $0.5 million was comprised of commitment fees of $0.1 million, interest expense of $0.3 million and the amortization of financing fees of $0.1 million. Interest expense for the third quarter of the prior fiscal year from the Revolving Credit Facility of $0.4 million was comprised of commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the nine months ended March 31, 2018 of $1.5 million was comprised of commitment fees of $0.4 million, interest expense of $0.8 million and the amortization of financing fees of $0.3 million. Interest expense for the nine months ended March 31, 2017 of $1.1 million was comprised of commitment fees of $0.4 million, interest expense of $0.4 million and the amortization of financing fees of $0.3 million.

The fair value of the Company’s debt approximated its carrying amount as of March 31, 2018.

6.      Depreciation — Accumulated depreciation of owned equipment and property at March 31, 2018 and June 30, 2017 was $152.3 million and $138.3 million, respectively.

7.      Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years through fiscal 2013.  The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

The effective tax rates for the quarters ended March 31, 2018 and March 31, 2017 were 0.3% and (0.7%), respectively. The effective tax rates for the nine months ended March 31, 2018 and March 31, 2017 were 3.6% and (0.7%), respectively. A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from utilization of the valuation allowance.

The Company’s results of operations included the estimated impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017.  Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21%. The Company continues to assess its accounting for the tax effects of enactment of the TCJA.  Final calculations will be completed within the one year measurement period ending December 22, 2018, as required under the rules issued by the SEC. The Company currently expects the effect of the tax law change to have a nominal impact on its annual effective tax rate, given its cumulative loss position and the related valuation allowance. The future impacts of the TCJA may differ due to, among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions we may take as a result of the TCJA.

In the second fiscal quarter of 2018, the Company applied the provisions of the newly enacted TCJA, resulting in an approximate $0.5 million income tax benefit connected with future refunds of alternative minimum tax credits no longer requiring a valuation allowance. In the third fiscal quarter of 2018, the Company recognized a $0.1 million additional benefit related to this matter.  The impact of the new tax law, including the remeasurement of the Company’s deferred taxes at the new corporate tax rate, did not have a material impact on the Company’s deferred taxes as substantially all of the Company’s net deferred tax assets have corresponding valuation allowances.

8.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2018 and June 30, 2017, credit card receivables from third party consumer credit card providers were $10.7 million and $4.9 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

9.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present. As of March 31, 2018, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.0 million and no impairment was identified or recorded.

10.     Cease use liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheet at March 31, 2018 include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The cease use liability at March 31, 2018 was $0.2 million, all classified as short-term. The short-term and long-term cease use liabilities were $1.0 and $0.5 million, respectively, at June 30, 2017. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

11.    Sale-leaseback — During the fourth quarter of fiscal 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we do not consider part of our long-term distribution network, and leased back these facilities through December 2017. We have since exercised our option to extend the related lease through March 2018, which was accounted for as an operating lease and has now expired. We had no continuing involvement with the properties sold other than a normal leaseback.

The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in “Other income” in our Consolidated Statement of Operations.  During fiscal 2017, we recognized $0.7 million of the gain. During the first nine months of fiscal 2018, we recognized the final $0.4 million of the gain with no remaining deferred gain as of March 31, 2018.

12.  Capital lease — During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At March 31, 2018, the capital lease asset balance was $0.7 million, the current lease liability was $0.2 million and the long-term lease liability was $0.4 million. The capital lease asset is amortized on a straight-line basis. During the third fiscal quarter of 2018, the capital lease amortization was less than $0.1 million and was $0.1 million for the nine months ended March 31, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with additional ASUs. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year. The Company currently expects to adopt this standard in the first quarter of fiscal 2019 using the modified retrospective method and does not expect this standard to have a material impact on its consolidated financial statements, as the vast majority of its revenue is expected to continue to be generated from point-of-sale transactions that are expected to be recognized consistent with its current accounting.  In connection with its point-of-sale transactions, for which sales are subject to a right of return, the Company currently expects to use one portfolio for its measurement of the estimated refund liability and return asset upon adoption of the new standard. Additionally, the Company’s current accounting for gift card breakage is consistent with the new standard.  The Company is continuing to evaluate whether the new standard will affect its current accounting for customer incentives.  The Company is continuing to evaluate the impact that this standard will have on its consolidated financial statements and disclosures.

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

•

During the third quarter of fiscal 2018, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which includes (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•

We operated 724 stores in 40 states as of March 31, 2018, consistent with March 31, 2017, as the number of new store openings offset the number of closings as we continued the implementation of our real estate strategy over the past year.

•

Net sales for the third quarter of fiscal 2018 were $223.3 million, an increase of 10.0% compared to $203.0 million for the same period last year, primarily due to an increase in sales from comparable stores (stores open at least five quarters, including stores relocated in the same market and renovated stores) of 9.1%. The increase in comparable store sales was due to a 5.9% increase in customer transactions along with a 3.0% increase in average ticket. Sales at the 58 stores relocated during the past 12 months increased approximately 65% on average for the third quarter of fiscal 2018 as compared to the same period last year and contributed approximately 430 basis points of comparable store sales growth.  Net sales for the first nine months of fiscal 2018 were $775.9 million, an increase of $32.9 million, from $743.0 million for the same period last year. Comparable store sales for the nine months ended March 31, 2018 increased by 4.3%, compared to the same period last year, which was due to a 3.3% increase in customer transactions as well as a 1.0% increase in average ticket. Sales per square foot for the rolling 12 month period ended March 31, 2018 were $117, an increase from $116 for the rolling 12 month period ended March 31, 2017.

•

Cost of sales, as a percentage of net sales, for the third quarter of fiscal 2018 was 64.0%, compared to 66.9% for the same period last year. Cost of sales, as a percentage of net sales, for the first nine months of fiscal 2018 was 66.0%, compared to 66.3% for the same period last year.

•

For the third quarter of fiscal 2018, selling, general and administrative expenses increased $6.3 million to $88.1 million, from $81.8 million for the same quarter last year. For the first nine months of fiscal 2018, selling, general and administrative expenses increased $9.8 million to $275.4 million, from $265.6 million for the same period last year.

•

Our operating loss for the third quarter of fiscal 2018 was $7.8 million compared to an operating loss of $14.7 million for the same period last year. Our operating loss for the nine months ended March 31, 2018 was $11.5 million compared to an operating loss of $15.2 million for the same period last year.

•

Our net loss for the third quarter of fiscal 2018 was $8.1 million, or $0.18 per share, compared to $14.8 million, or $0.34 per share, for the same period last year. Our net loss for the nine months ended March 31, 2018 was $11.6 million, or $0.26 per share, compared to a net loss of $15.2 million, or $0.35 per share, for the same period last year.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the third quarter of fiscal 2018 was negative $1.3 million compared to negative $8.7 million for the same period last year.  Adjusted EBITDA for the third quarter of fiscal 2018 was negative $0.9 million compared to negative $7.8 million for the same period last year.  EBITDA for the first nine months of fiscal 2018 was $8.5 million compared to $1.6 million for the prior year period.  Adjusted EBITDA for the first nine months of fiscal 2018 was $11.6 million compared to $7.0 million for the same period last year, as shown below.

•

Inventory levels at March 31, 2018 increased $23.1 million to $245.0 million from $221.9 million at June 30, 2017. Compared to the same date last year, inventories decreased $23.3 million from $268.3 million at March 31, 2017. The decrease in inventory as compared to March 31, 2017 was driven primarily by lower inventory in our distribution centers and lower in-transit inventory, due in part to continued supply chain and inventory management improvements. Inventory turnover for the trailing five quarters as of March 31, 2018 was 2.7 turns, an increase compared to the trailing five quarters as of March 31, 2017 of 2.4 turns.

•

Cash and cash equivalents at March 31, 2018 increased $6.0 million to $12.3 million from $6.3 million at June 30, 2017.  Compared to the same date last year, cash and cash equivalents increased $8.6 million from $3.7 million at March 31, 2017.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.

There can be no assurance that the trends in sales or operating results will continue in the future.

Non-GAAP Financial Measures

We define EBITDA as net income or net loss before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that we believe are not representative of our core operating performance. These measures are not presentations made in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or loss as a measure of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered as alternatives to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by such adjustments. We believe it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate our operating performance. These non-GAAP financial measures are included to supplement our financial information presented in accordance with GAAP and because we use these measures to monitor and evaluate the performance of our business as a supplement to GAAP measures and we believe the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in our business and evaluate our performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net loss (GAAP)	$(8,080)	$(14,796)	$(11,642)	$(15,221)
Depreciation and amortization	6,363	5,659	19,087	15,635
Interest expense, net	485	370	1,450	1,028
Income tax provision/(benefit)	(23)	101	(431)	113
EBITDA (non-GAAP)	$(1,255)	$(8,666)	$8,464	$1,555
Share based compensation expense (1)	784	908	2,729	3,224
Cease-use rent expense (2)	(396)	87	398	560
Phoenix distribution center related expenses (3)	—	59	—	2,196
Stockholder nominations related expenses (4)	—	—	408	—
Gain on sale of assets (5)	—	(185)	(371)	(556)
Adjusted EBITDA (non-GAAP)	$(867)	$(7,797)	$11,628	$6,979

(1)  Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume and vesting timing of awards. We adjust for these charges to facilitate comparisons from period to period.

(2)  Adjustment includes accelerated rent expense recognized in relation to closing stores prior to lease termination.  A favorable lease buyout agreement was negotiated and executed in the third quarter of fiscal 2018, resulting in the reversal of previously recorded accelerated cease-use rent expense.  While accelerated rent expense may occur in future periods, the amount and timing of such expenses will vary from period to period.

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

Three Months Ended March 31, 2018

Compared to the Three Months Ended March 31, 2017

Net sales for the third quarter of fiscal 2018 were $223.3 million, an increase of $20.3 million from $203.0 million in the third quarter fiscal 2017. Comparable store sales increased 9.1% compared to the third quarter of fiscal 2017. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales was comprised of a 5.9% increase in customer transactions along with a 3.0% increase in average ticket. Non-comparable stores increased by a total of $2.4 million and resulted in a 90 basis point positive impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales increase was driven by 21 store openings, offset by 21 store closures, which have occurred since the end of the third quarter of fiscal 2017. Our sales results in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 benefitted from the shifts of a promotional event from the fourth quarter to the third quarter in 2018, as well as from the timing of the sales ramp up prior to the Easter holiday. Although an estimation, we believe that these shifts benefitted our third quarter fiscal 2018 comparable store sales performance by approximately 300 basis points. During the third quarter in the prior year, we experienced issues related to the ramp up of our Phoenix distribution center facility and transition to a multiple distribution center network. These issues resulted in lower than plan store level inventories during the prior year quarter which negatively affected sales across our entire store base.

	Store Openings/Closings
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Fiscal Year Ended June 30, 2017
Stores open at beginning of period	724	740	751
Stores opened during the period	5	7	21
Stores closed during the period	(5)	(23)	(41)
Stores open at end of period	724	724	731

We ended the third quarter of fiscal 2018 with 724 stores open at March 31, 2018, consistent with 724 stores open at March 31, 2017.  We relocated 10 existing stores during the third quarter of fiscal 2018 and seven stores in the third quarter of the prior fiscal year. We had no store expansions during the third quarter of fiscal 2018 and expanded two stores in the third quarter of the prior fiscal year.

Gross profit for the third quarter of fiscal 2018 was $80.3 million, an increase of 19.5% compared to $67.2 million in gross profit for the third quarter of fiscal 2017. Gross profit as a percentage of net sales was 36.0% for the third quarter of fiscal 2018, compared to 33.1% for the third quarter of fiscal 2017.  The increase in gross margin for the quarter was driven by a significant decrease in the amount of distribution and freight costs as a percentage of sales recognized in the third quarter fiscal 2018 compared to the prior year, due to the elevated costs incurred and recognized in the prior year as a result of the supply chain issues we experienced in fiscal 2017. Those prior year elevated costs were incurred due to the supply chain issues we experienced in fiscal 2017.  Additionally, we have achieved and recognized cost efficiencies in our distribution operations in the current year, along with reduced markdowns and continued improvement in initial merchandise mark-up which have contributed to improvements in gross margin. Transportation costs incurred in the third quarter included increased amounts related to the transportation industry challenges we faced, including increased fuel and carrier costs, and those increased costs will continue to be recognized in future quarters as the inventory is sold.

Selling, General & Administrative (SG&A) expenses for the third quarter of fiscal 2018 increased 7.7% to $88.1 million, compared to $81.8 million in the same period last year.  As a percentage of net sales, SG&A was 39.5% for the third quarter of fiscal 2018 compared to 40.3% in the same period last year, leveraging approximately 80 basis points.  This decrease in SG&A as a percentage of net sales was driven primarily by leveraging store labor costs as well as reductions in certain corporate expenses, including labor and legal costs, which decreased both in dollars and as a percentage of net sales in the current year quarter from the prior year quarter.  Partially offsetting these decreased costs were higher store rent and depreciation, due in part to our strategy to improve store real estate, and higher advertising expenses due to promotional timing.

Our operating loss was $7.8 million for the third quarter of fiscal 2018 as compared to an operating loss of $14.7 million during the third quarter of fiscal 2017.

Interest expense increased $0.1 million to $0.5 million in the third quarter of fiscal 2018 compared to $0.4 million in the third quarter of fiscal 2017, as a result of increased borrowings, as well as higher interest rates, on our Revolving Credit Facility during the third quarter of fiscal 2018. Other income was $0.2 million in the third quarter of fiscal 2018 compared to $0.4 million in the third quarter of fiscal 2017.

Income tax expense for the third quarter of fiscal 2018 was a $23 thousand benefit compared to $0.1 million of expense for the same period last year. The third fiscal quarter tax benefit includes a favorable tax impact of approximately $0.1 million resulting from the release of a valuation allowance on deferred taxes due to recent tax law changes. The effective tax rates for the third quarter of fiscal 2018 and fiscal 2017 were 0.3% and (0.7%), respectively.  We currently expect the effect of the recent tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at March 31, 2018. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Nine Months Ended March 31, 2018

Compared to the Nine Months Ended March 31, 2017

Net sales for the first nine months of fiscal 2018 were $775.9 million, an increase of $32.9 million from $743.0 million in the same period last year. Comparable store sales increased 4.3% compared to the same period in fiscal 2017. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales was comprised of a 3.3% increase in customer transactions and a 1.0% increase in average ticket. Non-comparable store sales increased a total of $2.2 million, resulting in a 10 basis point positive impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 61 store closures, partially offset by 34 store openings, which have occurred since the beginning of the prior fiscal year. During the nine months ended March 31, 2017, we experienced issues related to the ramp up of our Phoenix distribution facility and transition to a multiple distribution center network. These issues resulted in lower than plan store level inventories during the nine month period in the prior year which negatively affected sales across our entire store base.

	Store Openings/Closings
	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017	Fiscal Year Ended June 30, 2017
Stores open at beginning of period	731	751	751
Stores opened during the period	13	13	21
Stores closed during the period	(20)	(40)	(41)
Stores open at end of period	724	724	731

We ended the first nine months of fiscal 2018 with 724 stores open at March 31, 2018, consistent with 724 stores open at March 31, 2017.  We relocated 36 existing stores during the first nine months of fiscal 2018 and 30 stores in the first nine months of the prior fiscal year. We expanded seven stores during the first nine months of fiscal 2018 and 10 stores in the first nine months of the prior fiscal year.

Gross profit for the first nine months of fiscal 2018 was $263.9 million, an increase of 5.3% compared to $250.5 million in gross profit for the same period of fiscal 2017. Gross profit as a percentage of net sales was 34.0% for the first nine months of fiscal 2018, compared to 33.7% for the same period of fiscal 2017. The increase in gross margin was primarily due to improvements in initial merchandise mark-up and reduced markdowns, partially offset by higher distribution and freight costs recognized in the current year, due to the elevated costs incurred in the prior year as a result of the supply chain issues we experienced in fiscal 2017.

SG&A expenses for the first nine months of fiscal 2018 increased 3.7% to $275.4 million, compared to $265.6 million in the same period of fiscal 2017.  As a percentage of net sales, SG&A was 35.5% for the first nine months of fiscal 2018 compared to 35.7% in the same period last year. This decrease in SG&A as a percentage of net sales was driven primarily by reductions in certain corporate expenses, including labor costs, and legal and professional fees, which decreased both in dollars and as a percentage of net sales in the current year from the prior year period.  Partially offsetting these decreased costs were higher store rent and depreciation, due in part to our strategy to improve store real estate.

Interest expense increased $0.4 million to $1.5 million in the first nine months of fiscal 2018 compared to $1.1 million in the same period of fiscal 2017, as a result of increased borrowings on our Revolving Credit Facility, as well as higher interest rates, during the first nine months of fiscal 2018. Other income was $0.9 million in the first nine months of fiscal 2018 compared to $1.1 million in the first nine months of fiscal 2017.

Income tax expense for the first nine months of fiscal 2018 was a $0.4 million benefit compared to $0.1 million of expense for the same period last year. The income tax benefit in the current year includes a favorable tax impact of approximately $0.6 million resulting from the release of a valuation allowance on deferred taxes due to recent tax law changes. The effective tax rates for the first nine months of fiscal 2018 and fiscal 2017 were 3.6% and (0.7%), respectively.  We currently expect the effect of the recent tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at March 31, 2018. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2018 was $17.8 million compared to net cash used of $31.1 million for the nine months ended March 31, 2017.  The $17.8 million of cash provided by operating activities for the nine months ended March 31, 2018 was primarily due to a net loss of $11.6 million, adjusted for non-cash items, including depreciation and amortization of $19.3 million and share based compensation of $2.7 million. In the first nine months of fiscal 2018, we received $6.7 million in construction allowances from landlords related to our real estate improvement strategy. Also impacting net cash provided by operating activities were an increase in accounts payable of $19.4 million primarily due to increased merchandise purchases in the current quarter, an increase in accrued liabilities of $2.2 million, an increase in deferred rent of $1.9 million, partially offset by an increase in inventory of $23.1 million. There were no significant changes to our vendor payments policy during the nine months ended March 31, 2018.

The $31.1 million of cash used in operating activities for the nine months ended March 31, 2017 was primarily due to a net loss of $15.2 million, adjusted for non-cash items, including depreciation and amortization of $15.9 million and share based compensation of $3.2 million. Also impacting net cash used in operating activities were increased inventories of $26.0 million and decreased accounts payable of $12.8 million, partially offset by increased deferred rent of $2.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2018 and 2017 related primarily to capital expenditures. Capital expenditures are associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment. Cash used in investing activities totaled $25.5 million and $27.3 million for the nine months ended March 31, 2018 and 2017, respectively, primarily related to our store real estate strategy.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, in the range of $23 million to $26 million in fiscal year 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities of $13.7 million for the nine months ended March 31, 2018 relates to borrowings of $153.9 million, offset by $140.0 million of repayments on our Revolving Credit Facility.  Net cash provided by financing activities of $48.0 million for the nine months ended March 31, 2017 primarily consisted of $41.0 million of borrowings on our Revolving Credit Facility, net of payments, along with a $7.0 million cash overdraft provision.

Revolving Credit Facility

   We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of March 31, 2018, we were in compliance with all of the Revolving Credit Facility covenants.

At March 31, 2018, we had $44.4 million outstanding under the Revolving Credit Facility, $8.5 million of outstanding letters of credit and availability of $67.0 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the third quarter of the current fiscal year from the Revolving Credit Facility of $0.5 million was comprised of commitment fees of $0.1 million, interest expense of $0.3 million and the amortization of financing fees of $0.1 million. Interest expense for the third quarter of the prior fiscal year from the Revolving Credit Facility of $0.4 million was comprised commitment fees of $0.1 million, interest expense of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the nine months ended March 31, 2018 of $1.5 million was comprised of commitment fees of $0.4 million, interest expense of $0.8 million and the amortization of financing fees of $0.3 million. Interest expense for the nine months ended March 31, 2017 of $1.1 million was comprised of commitment fees of $0.4 million, interest expense of $0.4 million and the amortization of financing fees of $0.3 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, proceeds from the sale of owned properties and borrowings under our Revolving Credit Facility. Cash and cash equivalents as of March 31, 2018 and 2018, were $12.3 million and $3.7 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of March 31, 2018.

As of March 31, 2018, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates.

As of March 31, 2018, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the third quarter of fiscal 2018 were 4.1% of sales compared to 5.5% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at March 31, 2018 would result in a decline in gross profit and earnings per share for the third quarter of fiscal 2018 of $1.2 million and $0.03, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our current expectations, plans, strategies and goals and our current beliefs concerning future business conditions, our future results of operations, our future financial position, and our current business outlook or state other “forward-looking” information. Forward looking statements also include statements regarding our sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans, our real estate strategy and merchandising and marketing strategies.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company is a defendant in a purported class action lawsuit, Jerry Castillo v. Tuesday Morning Inc., which was filed on December 28, 2017 in the United States District Court, Middle District of Florida.  The case is brought under the Fair Labor Standards Act and includes allegations that the Company violated various wage and hour labor laws. Relief is sought on behalf of current and former Company employees. The lawsuit seeks to recover damages, penalties and attorneys’ fees as a result of the alleged violations. We are investigating the underlying allegations and intend to vigorously defend our position. We cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuit.

The Company is also a defendant in a purported class action lawsuit, Hector Velarde, on behalf of himself and all other similar situated, Pltf. vs. Tuesday Morning, Inc., which was filed on February 26, 2018 in state court and is currently pending in the United States District Court, Central District of California.  The case is brought under the Unruh Civil Rights Act, California Code § 51 ci seq. (“Unruh Act”), the California Disabled persons Act, California Civil Code § 54 et seq. (“CDPA”), and Cal. Civ. Code § 55 et seq. and includes allegations that the Company violated various public access laws. The lawsuit seeks to recover damages, penalties and attorneys' fees as a result of the alleged violations. We are investigating the underlying allegations and intend to vigorously defend our position. We cannot reasonably estimate the potential loss or range of loss, if any, for the lawsuit.

Item 1A.	Risk Factors

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended March 31, 2018 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2018	—	$—	—	$3,187,746
February 1 through February 28, 2018	—	$—	—	$3,187,746
March 1 through March 31, 2018	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the three months ended March 31, 2018, no shares were repurchased under the Repurchase Program.

Item 5.	Other Information

Amendment of Chief Executive Officer Employment Agreement

On May 1, 2018, the Compensation Committee of our Board of Directors (the “Committee”) approved an amendment (the “Amendment”) to the employment agreement, dated as of December 11, 2015, between the Company and our Chief Executive Officer, Steven R. Becker (the “Becker Employment Agreement”).  The Amendment modifies the cash severance amounts Mr. Becker is eligible to receive upon his termination of employment by us without cause or by him for good reason, as follows: instead of a prorated annual bonus for the fiscal year of his termination of employment, he is now eligible to receive an amount equal to one times his annual bonus for such year at the target performance level and, if the termination of employment occurs within 12 months following a “change in control” (as defined in the Becker Employment Agreement), he is now eligible to receive an amount equal to 1.5 times his target annual bonus, payable at the same time as bonuses would otherwise be payable under the Company’s annual bonus plan.

The Committee approved the Amendment, as well as the severance plan and retention agreements described below, as part of an overall review of the Company’s retention and severance policies.

Except as described herein, the Becker Employment Agreement will continue in full force and effect in accordance with its terms and conditions.  The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is attached hereto as Exhibit 10.1, and is incorporated herein by reference.

Executive Severance Plan

On May 1, 2018, the Committee, following consultation with their independent compensation consultant, and taking into account amongst other things, the competitive pressures in the retail industry and competitive hiring pressures in the DFW market, approved the adoption of the Tuesday Morning Corporation Executive Severance Plan (the “Severance Plan”).  The adoption of the Severance  Plan  is to provide financial and transitional assistance to certain executives of the Company with the title of Senior Vice President or higher, which include our named executive officers other than our CEO (the “Eligible Executives”), following a termination of employment under certain circumstances.  Pursuant to the Severance Plan, in the event an Eligible Executive’s employment is terminated by us without “cause” at any time during the Severance Plan’s term or by an Eligible Executive for “good reason”, but only if such termination by the Eligible Executive for good reason occurs within 18 months following the closing date of a “change in control” (as each such term is defined in the Severance Plan), the Eligible Executive will be eligible to receive the following:

•

Severance Benefits: If an Eligible Executive is a senior vice president, he or she will be eligible to receive severance payments of an amount equal to one times his or her annual base salary in effect immediately prior to such Eligible Executive’s termination of employment, payable in equal installments in accordance with our regular payroll procedures for 12 months.  If an Eligible Executive is an executive officer higher than a senior vice president, he or she will instead be eligible to receive severance payments of an amount equal to 1.5 times his or her annual base salary in effect immediately prior to such Eligible Executive’s termination of employment, payable in equal installments in accordance with our regular payroll procedures for 18 months.  The amount of an Eligible Executive’s annual base salary used to determine his or her severance amounts will not include any bonuses or financial perquisites.  Generally, severance payments will commence on our next regularly scheduled payroll date immediately following the date we receive a validly executed, irrevocable release of claims from the Eligible Executive.

In the event the Eligible Executive’s termination of employment occurs within 18 months following a change in control (the “Change in Control Period”), the Eligible Executive’s severance payments will be increased as follows: if an Eligible Executive is a senior vice president, his or her aggregate severance payments will be equal to 1.5 times such Eligible Executive’s annual base salary, and if an Eligible Executive is an executive officer higher than a senior vice president, his or her aggregate severance payments will be equal to two times such Eligible Executive’s annual base salary, in each case, as in effect immediately prior to his or her termination of employment, excluding all bonuses and financial perquisites, and payable in a lump sum on the first date his or her severance payments would have commenced had the termination of employment not occurred during the Change in Control Period as described above.

•

Benefits Continuation Payments: Provided the Eligible Executive timely elects to continue in our group health plan pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), monthly payments equal to the employer-portion of health insurance premiums for our active employees for up to the number of months the Eligible Executive’s severance benefits described above are payable (or, if earlier, until such Eligible Executive’s COBRA coverage terminates for any reason), and provided further that the Eligible Executive timely returns a validly executed, irrevocable release of claims as described above.  Benefits continuation payments will commence on the same date as the severance benefits described above commence.

•

Outplacement Benefits: Outplacement services provided by an outplacement firm selected by us for up to six months, provided the Eligible Executive timely returns a validly executed, irrevocable release of claims as described above.

The severance and benefits continuation payments described above will be reduced by all applicable payroll and other tax withholdings. Any payments to an Eligible Executive that are not exempt from the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, will not be paid to an Eligible Executive that is a “specified employee” (as described in Treas. Reg. § 1.409A-1(i)) until at least six months and one day following the Eligible Executive’s employment termination date or, if earlier, the date of his or her death.

No benefits will be payable pursuant to the Severance Plan to an Eligible Executive for any termination of his or her employment other than by us without cause or by the Eligible Executive for good reason during the Change in Control Period (e.g., termination due to the Eligible Executive’s death, disability, voluntary resignation without good reason, retirement, etc.).  In addition, if an Eligible Executive is party to a severance agreement with us on the date his or her employment with us ends, the Eligible Executive will not be eligible for benefits under the Severance Plan if such benefits would be duplicative of any benefits he or she is eligible to receive pursuant to the terms of his or her severance agreement, and an Eligible Executive will cease receiving any benefits under the Severance Plan if he or she fails to comply with any written agreement in effect between the Eligible Executive and us (or any of our subsidiaries) that contains non-competition, non-solicitation, or confidentiality provisions.

The Severance Plan provides that it will continue in full force and effect until such date as it is terminated by the Committee, and the Committee may amend, modify, or terminate the Severance Plan at any time.  The Severance Plan is an unfunded employee benefit plan, and all payments under the Severance Plan will be paid out of the general assets of the Company.  The foregoing description of the Severance Plan is qualified in its entirety by reference to the full text of the Severance Plan, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Retention Agreements

On May 1, 2018, the Committee, following consultation with their independent compensation consultant also approved entering into Retention Agreements with Stacie Shirley, Trent Taylor, Phillip D. Hixon, and Belinda Byrd taking into account amongst other things, the competitive pressures in the retail industry and competitive hiring pressures in the DFW market. In exchange for his or her agreement to remain employed with us through the end of the 2019 Calendar Year, we will pay the following retention amounts to each executive who entered into a Retention Agreement, less all applicable payroll and other tax withholdings (the “Retention Payment”), $800,000 to Ms. Shirley, $500,000 to each of Messrs. Taylor and Hixon and Ms. Byrd.  Each Retention Payment will be paid in two installments: 30% of the Retention Payment will be payable on our first regularly scheduled payroll date following January 1, 2019 (the “First Retention Date”), and the remaining 70% of the Retention Payment will be payable on our first regularly scheduled payroll date following January 1, 2020 (the “Second Retention Date”), provided the executive has remained employed by us through the applicable retention date.  In addition, if a “change in control” (as defined in the Retention Agreements) of the Company occurs prior to the First Retention Date and the executive is employed by us on the closing date of the change in control and remains employed with us through the First Retention Date, then the executive will receive the full amount of the Retention Payment on the First Retention Date.  If a change in control of the Company occurs after the First Retention Date but prior to the Second Retention Date, and the executive is employed by us on the closing date of the change in control, then the executive will receive the full amount of any unpaid portion of the Retention Payment on the closing date of the change in control.

In the event an executive’s employment is terminated by us without “cause”, by an executive for “good reason” (but only if such termination of employment for good reason occurs within 18 months following the closing date of a change in control), or due to an executive’s death or “total and permanent disability” (as each such term is defined in the Retention Agreements), then subject to the executive (or his or her estate) returning a validly executed, irrevocable release of claims to us within 30 days (or longer period if required by law) of the executive’s employment termination date, the executive (or his or her estate) generally will receive the full amount of any unpaid portion of the Retention Payment on our next regularly scheduled payroll date following the date we receive the validly executed, irrevocable release of claims from the executive (or his or her estate).  In addition, the entire Retention Payment will be forfeited by an executive if he or she (or his or her estate) refuses to sign or fails to timely return the release to us or if the executive violates any of the Retention Agreement’s restrictive covenants, which include certain confidential information and non-disclosure obligations as well as non-disparagement, non-solicitation, and non-compete provisions.  Under the terms of the Retention Agreements, in the event an executive receives payment of all or a portion of the Retention Payment and subsequently violates any of the Retention Agreement’s restrictive covenants during the applicable restrictive covenant period (as set forth in the Retention Agreements), then the executive will forfeit any unpaid portion of the Retention Payment and must immediately repay the full amount of the Retention Payment previously paid to the executive, less any taxes originally withheld by us from the payment.

The foregoing description of the Retention Agreements is qualified in its entirety by reference to the full text of the form of Retention Agreements, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

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

10.1	Amendment, dated May 1, 2018, to Employment Agreement by and between Steven R. Becker and the Company†

10.2	Tuesday Morning Corporation Executive Severance Plan, effective May 1, 2018†

10.3	Form of Retention Agreement (Executive Officers other than Chief Executive Officer)†

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: May 3, 2018	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)