Form 10-K
period 2018-06-30
TUESDAY MORNING CORP/DE
filed 2018-08-21
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2017 was approximately $101,965,702 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

As of the close of business on August 17, 2018, there were 45,917,531 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10‑K.

Cautionary Statement Regarding Forward‑Looking Statements

This Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10‑K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward‑looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward‑looking statements are expressed differently. You should consider statements that contain these words or words that state other “forward‑looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook.  Forward-looking statements also include statements regarding our sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans, our real estate strategy and merchandising and marketing strategies.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10‑K refer to Tuesday Morning Corporation and its subsidiaries.

The factors listed below in Item 1A. under the heading “Risk Factors” and in other sections of this Form 10‑K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward‑looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•our ability to successfully implement our long-term business strategy;

•changes in economic and political conditions which may adversely affect consumer spending;

•our ability to identify and respond to changes in consumer trends and preferences;

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

•changes in federal tax policy including tariffs;

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

We are a closeout retailer, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our primary merchandise categories are upscale home textiles, home furnishings, housewares, gourmet food, toys and seasonal décor. Key vendors are Peacock Alley, Sferra, Lenox, Cuisinart, Home Environment, and Charisma. We buy our inventory opportunistically from a variety of sources including direct from manufacturer, through closeout sellers and occasionally other retailers. We have strong supplier relationships and we strive to make it easy for our vendors to do business with us, so that they will come to us first. Our goods are deeply-discounted, but never seconds or irregulars.

Our customer is a savvy shopper with a discerning taste for quality at a value. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail, digital media and newspaper circulars.

With over 715 stores across the country, we are in the neighborhood in convenient, accessible locations. Our store layout is clean and simple, and the low-frills environment means we can pass even deeper savings on to our dedicated customer base. Our stores operate in both primary and secondary locations of major suburban markets, near our middle and upper‑income customers. We are generally able to obtain favorable lease terms due to our flexibility regarding site selection and our straightforward format, allowing us to use a wide variety of space configurations.

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

Since fiscal year 2014, when we moved into our rebuilding phase, we have been focusing on supply chain efficiency, working capital management and inventory turns, repositioning our real estate portfolio, implementing a new marketing strategy, and continuing to improve our merchandise assortment, cost controls and infrastructure.

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

Competition & Seasonality

We believe the principal factors by which we compete are brand names, price, breadth and quality of our product offerings. Our prices are generally below those of department and specialty stores, catalog and on‑line retailers and we offer a broad assortment of high‑end, first quality, brand-name merchandise. We currently compete against a diverse group of retailers, including department, discount and specialty stores, e‑commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2017, 2016, and 2015 accounted for approximately 33%, 34% and 33% of our annual net sales for fiscal years 2018, 2017 and 2016, respectively.

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

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand-name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2018, our top ten vendors accounted for approximately 12% of total purchases, with no single vendor accounting for more than 3% of total purchases.

Low Cost Operations

It is our goal to operate with a low cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a “no frills” format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

While we offer a “no frills” format in our stores, we have made progress in reorganizing and refreshing our stores to enhance our customers’ shopping experience. We offer a flexible return policy and we accept all major payment methods including cash, checks, all major credit cards, and digital wallets. We continue to work on initiatives we believe will enhance our customers’ shopping experience.

Distribution

We utilize 1.2 million square feet of distribution center facilities in Dallas, Texas and a 0.6 million square foot distribution center in Phoenix, Arizona which service all of our stores throughout the United States. The Phoenix distribution center commenced operations during the fourth quarter of fiscal 2016. We shipped approximately 120 million units to our stores during fiscal 2018.

Pricing

Our pricing policy is to sell merchandise generally below retail prices charged by department and specialty stores, catalog and on‑line retailers. Prices are determined centrally and are initially uniform at all of our stores. Once a price is determined for a particular item, labels displaying two‑tiered pricing are affixed to the product. A typical price tag displays a “Compare At” or “Compare Estimated Value” price, and “Our Price”. Our buyers determine and verify retail “Compare At” or “Compare Estimated Value” prices by reviewing prices published in advertisements, catalogs, on‑line and manufacturers’ suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our information systems provide daily sales and inventory information, which enables us to evaluate our prices and inventory levels and to adjust prices on unsold merchandise in a timely manner and on a periodic basis as dictated by sales volumes and incoming purchases, thereby effectively managing our inventory levels and offering competitive pricing.

Employees

As of June 30, 2018, we employed 1,770 persons on a full‑time basis and 7,292 persons on a part‑time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

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

Stores and Store Operations

Store Locations.  As of June 30, 2018, we operated 726 stores in the following 40 states:

State	# of Stores	State	# of Stores
Alabama	23	Missouri	18
Arizona	21	Nebraska	4
Arkansas	12	Nevada	6
California	62	New Jersey	11
Colorado	21	New Mexico	7
Delaware	3	New York	10
Florida	63	North Carolina	28
Georgia	35	North Dakota	1
Idaho	5	Ohio	21
Illinois	13	Oklahoma	12
Indiana	13	Oregon	12
Iowa	5	Pennsylvania	21
Kansas	8	South Carolina	19
Kentucky	13	South Dakota	1
Louisiana	17	Tennessee	22
Maryland	15	Texas	108
Massachusetts	2	Utah	6
Michigan	9	Virginia	34
Minnesota	9	Washington	14
Mississippi	14	Wisconsin	8

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

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 5,600 to 30,000 square feet, averaging on a per store basis approximately 12,100 square feet as of June 30, 2018.  Historically, we have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. With our current real estate strategy, we continue to be focused on designing a very functional, easy to shop environment that also highlights the quality of the merchandise.  We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

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

Store Management.  Each store has a manager who is responsible for recruiting, training and supervising store personnel and assuring that the store is managed in accordance with our established guidelines and procedures. Store managers are full‑time employees. Our store managers are supported by district and regional level support. Store managers are responsible for centrally-directed store disciplines and routines. The store manager is assisted primarily by part‑time employees who generally serve as assistant managers and cashiers, and help with merchandise stocking efforts. Members of our management visit selected stores routinely to review inventory levels and merchandise presentation, personnel performance, expense controls, security and adherence to our policies and procedures. In addition, district and regional field managers periodically meet with senior management to review store policies and discuss purchasing, merchandising, advertising and other operational issues.

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

Our success depends, to a significant degree, on our ability to successfully implement our long‑term business strategy. Our ability to successfully implement our business strategies depends upon a significant number of factors, including but not limited to:

•	our ability to access an adequate supply of high‑quality merchandise from suppliers at a competitive price;
•	our ability to deliver profitable sales;
•	our ability to make adjustments as market conditions change;
•	customer acceptance of our marketing and merchandise strategies;
•	our ability to respond to competitive pressures in our industry;
•	the ability of our management team to properly respond to the dynamics and demands of our market;
•	our ability to achieve positive cash flow, particularly during our peak inventory build‑ups in advance of the holiday selling season; and
•	our employees’ ability to adapt to our new strategic initiatives.

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

Inventory is the largest asset on our balance sheet and represented approximately 62% of our total assets at both June 30, 2018 and June 30, 2017. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. We have recorded significant inventory write‑downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future.

Our results of operations will be negatively affected if we are unsuccessful in effectively managing our supply chain operations.

With few exceptions, all inventory is shipped directly from suppliers either to our distribution center in the Dallas, Texas metropolitan area, or our Phoenix distribution center, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. We may not anticipate all of the changing demands which our expanding operations will impose on our receiving and distribution system.

The loss of, disruption in operations, or increased costs in the operation of our distribution center facilities would have a material adverse effect on our business and operations.

Events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be paid to us in a timely manner, in the event a distribution center is shut down for any reason.

The unplanned loss or departure of one or more members of our senior management or other key management could have a material adverse effect on our business.

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

The success of our store development strategy will be dependent upon numerous factors, many of which are beyond our control, including the following:

•	the ability of our personnel to adequately analyze and identify suitable markets and individual store sites within those markets;
•	the competition for suitable store sites;
•	our ability to negotiate favorable lease terms with landlords;
•	our ability to obtain governmental and other third‑party consents, permits and licenses needed to operate our stores;
•	the availability of employees to staff new stores and our ability to hire, train, motivate and retain store personnel;
•	the availability of adequate management and financial resources to properly manage a large volume of stores;
•	our ability to adapt our distribution and other operational and management systems to a changing network of stores;
•	our ability to maintain appropriate inventory levels in our stores;
•	our ability to attract customers and generate sales sufficient to operate new, relocated or expanded stores profitably;
•	our ability to renew existing leases; and
•	our ability to successfully negotiate the termination of leases without significant negative financial impact.

While we opened stores in existing markets during fiscal 2018, 2017, and 2016, we also opened stores in new markets during that time period. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

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

Risks associated with our reliance on imported products include disruptions in the shipping and importation or increases in the costs of imported products because of factors such as:

•	raw material shortages;
•	work stoppages;
•	strikes and political unrest;
•	problems with oceanic shipping, including shipping container shortages;
•	increased customs inspections of import shipments or other factors causing delays in shipments;
•	merchandise quality or safety issues;
•	economic crises;
•	international disputes, wars, and terrorism;
•	loss of “most favored nation” trading status by the United States in relation to a particular foreign country;
•	natural disasters;
•	import duties and tariffs;
•	foreign government regulations;
•	import quotas and other trade sanctions; and
•	increases in shipping rates.

The products we buy abroad are sometimes priced in foreign currencies and, therefore, we are affected by fluctuating exchange rates. We might not be able to successfully protect ourselves in the future against currency rate fluctuations, and our financial performance could suffer as a result.

Changes to federal tax policy may adversely impact our operations and financial performance.

The U.S. federal government continues to analyze comprehensive tax reform options that could negatively impact companies that directly or indirectly import goods and on July 10, 2018, the Office of the U.S. Trade Representative proposed a 10% tariff on additional classes of products imported to the U.S. from China.  The Company sources a portion of its products from multiple countries, including China. The Company is evaluating strategies to mitigate the impact of the proposed tariff, including reviewing sourcing options as well as collaborative efforts with its vendor partners.   Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our results of operations may be adversely affected.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including newspaper, database marketing, email, direct marketing, and other digital communications such as online social networks. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our net sales. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have some difficulties in retaining existing customers and attracting new customers.

If we do not attract, train and retain quality employees in appropriate numbers, including key employees and management, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other employees in large numbers, as well as, experienced buying and management personnel. Many of our employees are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our staffing levels and customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates, whether in response to market demands or new minimum wage legislation. Changes that adversely impact our ability to attract and retain quality employees and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2017, 2016, and 2015 accounted for approximately 33%, 34% and 33% of our annual net sales for fiscal years 2018, 2017 and 2016, respectively.  For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

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

Our quarterly results of operations may also fluctuate significantly based on additional factors, such as:

•	the timing of new store openings;
•	the amount of net sales contributed by new and existing stores;
•	the success of our store expansion and relocation program;
•	the timing of certain holidays and advertised events;
•	changes in our merchandise mix and inventory levels;
•	general economic, industry and weather conditions that affect consumer spending; and
•	actions of competitors, including promotional activity.

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

The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and building and zoning requirements. Difficulties or failures in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, health insurance mandates, working and safety conditions, and immigration status requirements. Additionally, changes in federal labor laws could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Additionally, we are subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to private litigation and government investigations and enforcement actions, as well as materially damage our reputation with our customers. While we endeavor to comply with all applicable laws and regulations, governmental and regulatory bodies may change such laws and regulations in the future which may require us to incur substantial cost increases. If we fail to comply with applicable laws and regulations, we may be subject to various sanctions, penalties or fines and may be required to cease operations until we achieve compliance which could have a material adverse effect on our consolidated financial results and operations.

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

We purchase merchandise from third parties and offer this merchandise to customers for sale. In addition, we currently expect to develop and manufacture certain merchandise for sale, initially on a very limited basis. Merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, in the past, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third‑party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

Our stores may be adversely affected by local conditions, natural disasters, and other events.

Certain regions in which our stores are located may be subject to adverse local conditions, natural disasters, and other events. If severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could be adversely affected. If severe weather conditions occur during the second quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a significant portion of our sales and profits during this period. Natural disasters including tornados, hurricanes, floods, and earthquakes may damage our stores, corporate office, and distribution facilities or other operations, which may adversely affect our financial results. Additionally, demographic shifts in the areas where our stores are located could adversely impact our financial results and operations.

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

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war and terrorism, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

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

From July 1, 2017 to June 30, 2018, the trading prices of our common stock ranged from a low of $1.65 per share to a high of $4.10 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10‑K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as well.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Stores.

We lease all of our stores from unaffiliated third parties, except one Company‑owned store located adjacent to our existing distribution facility in Dallas, Texas. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At June 30, 2018, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of store leases executed under our new real estate strategy is approximately ten years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty 24 to 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

Distribution Facilities and Corporate Headquarters.

We own a 104,675 square foot building which houses our corporate office in Dallas, Texas. Our Dallas distribution center utilizes approximately 1.2 million square feet, all of which is owned. During fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our additional distribution center in Phoenix, Arizona which started operations in the fourth quarter of fiscal 2016.

We lease from unaffiliated third parties two parcels of land of approximately 301,550 square feet, for trailer storage and parking.

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

The Company was a defendant in a purported class action lawsuit, Jerry Castillo v. Tuesday Morning Inc., which was filed on December 28, 2017 in the United States District Court, Middle District of Florida.  The case was brought under the Fair Labor Standards Act and included allegations that the Company violated various wage and hour labor laws. Relief was sought on behalf of current and former Company employees. The lawsuit sought to recover damages, penalties and attorneys’ fees as a result of the alleged violations. The matter settled for an amount not material to the Company on July 6, 2018 and the Court approved the settlement on July 9, 2018.

The Company was also a defendant in a purported class action lawsuit, Hector Velarde, on behalf of himself and all other similar situated, Pltf. vs. Tuesday Morning, Inc., which was filed on February 26, 2018 in state court and was pending in the United States District Court, Central District of California.  The case was brought under the Unruh Civil Rights Act, California Code § 51 ci seq. (“Unruh Act”), the California Disabled persons Act, California Civil Code § 54 et seq. (“CDPA”), and Cal. Civ. Code § 55 et seq. and included allegations that the Company violated various public access laws. The lawsuit sought to recover damages, penalties and attorneys' fees as a result of the alleged violations. The matter settled for an amount not material to the Company on July 2, 2018 and the Court approved the settlement on July 11, 2018.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TUES.” The following table sets forth for the periods indicated the high and low sales prices per share as reported on the NASDAQ Select Global Market:

	High	Low
Fiscal Year Ended June 30, 2018
First quarter	$3.30	$1.65
Second quarter	$3.40	$2.38
Third quarter	$4.05	$2.45
Fourth quarter	$4.10	$2.50
Fiscal Year Ended June 30, 2017
First quarter	$8.11	$5.62
Second quarter	$6.25	$4.40
Third quarter	$5.80	$3.15
Fourth quarter	$3.85	$1.60

As of August 17, 2018, there were approximately 209 holders of record of our common stock.

Dividend Policy

During the fiscal years ended June 30, 2018, 2017 and 2016, we did not declare or pay any cash dividends on our common stock. We do not presently have plans to pay dividends on our common stock. Our revolving credit facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility.”

Repurchases of Common Equity

On August 22, 2011, our Board of Directors adopted a share repurchase program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the twelve month period ended June 30, 2018, no shares were repurchased under the Repurchase Program.

Repurchases of equity securities during the three months ended June 30, 2018 are listed in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2018	—	$—	—	$3,187,746
May 1 through May 31, 2018	—	$—	—	$3,187,746
June 1 through June 30, 2018	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)	As of June 30, 2018, 1.8 million shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.8 million.

Stock Price Performance

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2018, 2017, 2016, 2015 and 2014, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre‑established industry index. The chart assumes that $100 was invested on June 30, 2013, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tuesday Morning, the S&P 500 Index

and the S&P 500 Retailing Index

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
6/13
6/14
6/15
6/16
6/17
6/18
Tuesday Morning
S&P 500 Index
S&P 500 Retailing Index

*	$100 invested on 6/30/13 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

Copyright© 2014 S&P, a division of The McGraw‑Hill Companies Inc. All rights reserved.

These indices are included for comparative purposes only and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Item 6.  Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for the fiscal years ended June 30, 2018, 2017, 2016, 2015, and 2014.

The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share, per square foot, square foot per store amounts and number of stores)
Statement of Operations Data:
Net sales	$1,006,332	$966,665	$956,396	$906,365	$864,844
Cost of sales	665,358	645,920	614,594	579,746	562,692
Gross profit	340,974	320,745	341,802	326,619	302,152
Selling, general and administrative expenses	361,924	353,025	339,398	314,263	310,205
Operating income/(loss)	(20,950)	(32,280)	2,404	12,356	(8,053)
Interest expense	(2,061)	(1,485)	(1,068)	(1,445)	(1,500)
Other income/(expense), net	934	1,420	2,640	(495)	(582)
Income/(loss) before income taxes	(22,077)	(32,345)	3,976	10,416	(10,135)
Income tax provision/(benefit)	(139)	197	263	31	41
Net income/(loss)	$(21,938)	$(32,542)	$3,713	$10,385	$(10,176)
Earnings/(loss) per share:
Basic	$(0.50)	$(0.74)	$0.08	$0.24	$(0.24)
Diluted	$(0.50)	$(0.74)	$0.08	$0.24	$(0.24)
Weighted average shares outstanding:
Basic	44,282	43,943	43,705	43,480	42,943
Diluted	44,282	43,943	43,736	43,770	42,943
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	731	751	769	810	828
Opened during period	15	21	16	5	9
Closed during period	(20)	(41)	(34)	(46)	(27)
Open at end of period	726	731	751	769	810
Comparable store sales increase (1)	3.9%	2.2%	7.8%	7.2%	6.1%
Average sales per store (2)	$1,386	$1,311	$1,263	$1,148	$1,058
Inventory turnover (3)	2.8	2.5	2.5	2.6	2.6
Total square footage	8,779	8,507	8,326	8,341	8,593
Net sales per square foot	$116	$115	$115	$107	$100
Average square feet per store	12,100	11,500	11,100	11,000	10,700

	As of June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Working capital	$120,639	$124,921	$138,947	$152,580	$139,604
Inventories	234,365	221,906	242,315	209,984	207,663
Total assets	376,256	358,153	361,970	334,875	332,344
Total debt, including current portion	38,480	30,500	—	—	—
Total stockholders’ equity	180,254	198,839	227,282	220,289	203,310

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
(3)

Inventory turnover is the ratio of cost of sales to average inventory. Average inventory is calculated by taking the average of the previous year‑end and quarter‑end inventory levels throughout the year. Inventory turnover for fiscal 2014 is unadjusted for the inventory charges recorded during that fiscal year as part of our business turnaround strategy.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

Overview

•

We are one of the original off-price retailers and a leading destination for unique home and lifestyle goods. We are a closeout retailer, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail, digital media and newspaper circulars.

•

During fiscal 2018, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•

We operated 726 stores in 40 states as of June 30, 2018. As part of the implementation of our real estate strategy, our store base decreased by 5 stores in fiscal 2018, decreased by 20 stores in fiscal 2017, and decreased by 18 stores in fiscal 2016. We relocated 45 stores in fiscal 2018, 52 stores in fiscal 2017, and 46 stores in fiscal 2016.

•

For fiscal 2018, net sales were $1.0 billion, an increase of 4.1% compared to fiscal 2017 net sales of $966.7 million, primarily due to an increase in sales from comparable stores (stores open at least five quarters, including stores relocated in the same market and renovated stores) of 3.9%. The increase in comparable store sales was comprised of an increase in customer transactions of 2.9% along with a 1.0% increase in average ticket. Sales at the 45 stores relocated during the past 12 months increased approximately 58% on average for fiscal 2018 as compared to last year and contributed approximately 370 basis points of comparable store sales growth.  Net sales during fiscal 2017 were negatively impacted by lower than plan store level inventories for a portion of the year due to the supply chain challenges we experienced during the year along with 20 fewer stores.

•	Cost of sales, as a percentage of net sales, for fiscal 2018 was 66.1%, compared to 66.8% for fiscal 2017.
•	Selling, general and administrative expenses (SG&A) increased $8.9 million to $361.9 million, from $353.0 million for fiscal 2017.
•

Our operating loss for fiscal 2018 was $21.0 million compared to an operating loss of $32.3 million for fiscal 2017. Our net loss for fiscal 2018 was $21.9 million, or diluted net loss per share of $0.50, compared to a net loss for fiscal 2017 of $32.5 million, or diluted net loss per share of $0.74.

•

Our fiscal 2017 results were adversely impacted by increased supply chain and freight costs, driven significantly by elevated costs resulting from our supply chain issues experienced earlier in the year.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA was $5.6 million for fiscal 2018, compared to negative $9.6 million for fiscal 2017.  Adjusted EBITDA, was $9.6 million for fiscal 2018 compared to negative $2.8 million for fiscal 2017.

•

Inventory levels at June 30, 2018 increased $12.5 million to $234.4 million from $221.9 million at June 30, 2017. Inventory turnover for the trailing five quarters as of June 30, 2018 was 2.8 turns, an increase from the trailing five quarter turnover as of June 30, 2017 of 2.5 turns.

•

Cash and cash equivalents at June 30, 2018 increased $3.2 million to $9.5 million from $6.3 million at June 30, 2017.  We had borrowings of $38.5 million under our revolving credit facility as of June 30, 2018, and borrowings of $30.5 million at June 30, 2017.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.1	66.8	64.3
Gross margin	33.9%	33.2%	35.7%
Selling, general and administrative expenses	36.0	36.5	35.5
Operating income/(loss)	(2.1)%	(3.3)%	0.2%
Interest expense	(0.2)	(0.2)	(0.1)
Other income/(expense)	0.1	0.1	0.3
Income tax provision/(benefit)	(0.0)	0.0	0.0
Net income/(loss)	(2.2)%	(3.4)%	0.4%
Number of stores open at end of period	726	731	751

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

EBITDA and Adjusted EBITDA.  The following table reconciles net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Twelve Months Ended
	June 30,
	2018	2017
Net loss (GAAP)	$(21,938)	$(32,542)
Depreciation and amortization	25,672	21,349
Interest expense, net	2,030	1,443
Income tax provision/(benefit)	(139)	197
EBITDA (non-GAAP)	5,625	(9,553)
Share-based compensation expense (1)	3,433	4,184
Cease-use rent expense (2)	487	1,135
Phoenix distribution center related expenses (3)	—	2,196
Stockholder nominations related expenses (4)	408	—
Gain on sale of assets (5)	(371)	(741)
Adjusted EBITDA (non-GAAP)	$9,582	$(2,779)

(1)  Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period.

(2)  Adjustment includes accelerated rent expense recognized in relation to closing stores prior to lease termination.  Favorable lease buyout agreements were negotiated and executed in fiscal 2018, resulting in the reversal of $0.7 million previously recorded accelerated cease-use rent expense.  While accelerated rent expense may occur in future periods, the amount and timing of such expenses will vary from period to period.

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

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

Net sales increased $39.6 million, or 4.1%, to $1.0 billion in fiscal 2018 from $966.7 million in fiscal 2017, primarily due to a $35.8 million increase in sales from comparable stores of 3.9%.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  The increase in comparable store sales was comprised of an increase in customer transactions of 2.9% along with an increase in average ticket of 1.0%.  Sales at the 45 stores relocated during the past 12 months increased approximately 58% on average for fiscal 2018 as compared to last year and contributed approximately 370 basis points of comparable store sales growth.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales increase of $3.8 million was driven by 15 store openings, partially offset by 20 store closings, which have occurred since the end of fiscal 2017.  Net sales during fiscal 2017 were negatively impacted by lower than plan store level inventories for a portion of the year due to the supply chain challenges we experienced during the year.

Gross profit for fiscal 2018 was $341.0 million, an increase of 6.3% compared to $320.7 million for fiscal 2017. As a percentage of net sales, gross margin increased to 33.9% in fiscal 2018 compared with 33.2% in fiscal 2017. The increase in gross margin was primarily due to improvements in initial merchandise mark-up and reduced markdowns, along with reduced distribution and freight costs recognized in the current year from the elevated costs incurred in the prior year as a result of the supply chain issues we experienced in fiscal 2017.  In fiscal 2018, we realized cost efficiencies in our distribution operations, partially offset by increased freight costs incurred during the year.

SG&A increased 2.5% to $361.9 million in fiscal 2018, compared to $353.0 million in the same period last year.  As a percentage of net sales, SG&A decreased to 36.0% for fiscal 2018 compared to 36.5% for the prior year.  This decrease in SG&A as a percentage of net sales was driven primarily by reductions in certain corporate expenses, including labor, severance, and share-based compensation costs, and legal and professional fees, which decreased both in dollars and as a percentage of net sales in the current year from the prior year, along with reduced promotional spending.  Partially offsetting these decreased costs were higher store rent and depreciation, due in part to our strategy to improve store real estate.

  Our operating loss was $21.0 million during fiscal 2018 as compared to an operating loss of $32.3 million for fiscal 2017, an improvement of 35%. The improvement was primarily due to higher gross profit and SG&A leverage, as discussed above.

Net interest expense increased $0.6 million to $2.1 million in fiscal 2018 compared to $1.5 million in the prior year, as a result of increased borrowings on our revolving credit facility during fiscal 2018 along with higher interest rates. Other income decreased $0.5 million to $0.9 million in fiscal 2018 compared to $1.4 million in fiscal 2017. This change was primarily attributable to a $0.4 million lower gain recognized in fiscal 2018 as compared to fiscal 2017 in connection with a sale-leaseback transaction that occurred in fiscal 2016.

Income tax benefit for fiscal 2018 was $139,000 compared to income tax expense of $197,000 in fiscal 2017.  The effective tax rates for fiscal 2018 and 2017 were 0.6% and (0.6%), respectively. The fiscal 2018 tax benefit includes a favorable tax impact of approximately $0.6 million resulting from the release of a valuation allowance on deferred taxes due to recent tax law changes as discussed in Note 1 to the Consolidated Financial Statements. We currently expect the effect of the recent tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance on our deferred tax assets.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at June 30, 2018.  The total valuation allowance at the end of fiscal years 2018, 2017 and 2016 was $23.7 million, $27.2 million and $16.0 million, respectively.  A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

Net sales increased $10.3 million, or 1.1%, to $966.7 million in fiscal 2017 from $956.4 million in fiscal 2016, primarily due to a $19.7 million increase in sales from comparable stores of 2.2%. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  Net sales during fiscal 2017 were negatively impacted by lower than plan store level inventories for a portion of the year due to the supply chain challenges we experienced during the year, as well as 20 fewer stores. The increase in comparable store sales was comprised of an increase in customer transactions of 3.4%, offset by a decrease in average ticket of 1.2%. Our comparable store sales increase was partially offset by a decrease in our non-comparable store sales, which decreased a total of $9.5 million, resulting in a 100 basis point negative impact on our increase in net sales. Sales at the 52 stores relocated during the past 12 months increased approximately 52% on average for fiscal 2017 as compared to last year and contributed approximately 290 basis points of comparable store sales growth.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 41 store closures, partially offset by 21 store openings, which have occurred since the end of fiscal 2016.

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

Net interest expense increased $0.4 million to $1.5 million in fiscal 2017 compared to $1.1 million in the prior year, as a result of increased borrowings on our revolving credit facility during fiscal 2017. Other income decreased $1.2 million to $1.4 million in fiscal 2017 compared to $2.6 million in fiscal 2016. This change was primarily attributable to a $1.8 million lower gain recognized in fiscal 2017 as compared to fiscal 2016 in connection with a sale-leaseback transaction that occurred in fiscal 2016.

Income tax expense for fiscal 2017 was $197,000 compared to $263,000 in fiscal 2016. The effective tax rates for fiscal 2017 and 2016 were (0.6%) and 6.6%, respectively. The change in the effective tax rate was driven in part by our pretax loss in fiscal 2017 compared to pretax income in fiscal 2016. A full valuation allowance was recorded against our deferred tax assets as of June 30, 2017.  The total valuation allowance at the end of fiscal years 2017, 2016 and 2015 was $27.2 million, $16.0 million and $16.7 million, respectively. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from utilization of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal 2018, cash provided by operating activities was $27.2 million, compared to $0.4 million in the prior fiscal year. The $27.2 million of cash provided by operating activities for fiscal 2018 was due to our net loss of $21.9 million adjusted for non-cash items, including depreciation and amortization of $26.0 million and share based compensation expense of $3.4 million, which were partially offset by a non-cash gain on sale-leaseback of $0.4 million recorded in other income and deferred income taxes of $0.6 million. In fiscal 2018, we received $8.6 million in construction allowances from landlords related to our real estate improvement strategy.  Also impacting the cash provided by operating activities were increases in accounts payable of $22.6 million, deferred rent of $1.3 million, other non-current liabilities of $0.4 million, and decreases in prepaid expenses and other current assets of $0.6 million, partially offset by an increase in inventory of $12.5 million and a decrease in accrued liabilities of $0.4 million. The increase in inventory was driven primarily by higher distribution center and in-transit inventory levels, in support of increased sales trends and in preparation for the fall selling season. There were no significant changes to our vendor payment policy during fiscal 2018, 2017, or 2016.

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

Cash Flows from Investing Activities

Net cash used in investing activities was due to capital expenditures of $30.8 million for the fiscal year ended June 30, 2018. Capital expenditures were primarily associated with store relocations, new store openings, expansions, capital improvements to existing stores and our distribution operations, along with improvements related to our corporate office and equipment. Net cash used in investing activities for the fiscal year ended June 30, 2017 was due to capital expenditures of $41.7 million. The $10.9 million decrease in investment spend in fiscal 2018 as compared to fiscal 2017 was primarily driven by $6.5 million reduced spending on new, relocated and expanded stores, along with decreased spending on our distribution centers and related information technology.  Investment spending in fiscal year 2016 was $38.0 million and was related to capital expenditures of $45.5 million and $1.3 million invested in intellectual property, partially offset by $8.8 million of proceeds received from the sale of two buildings and land that comprised a portion of the Dallas distribution center facilities in a sale-leaseback transaction that occurred in fiscal year 2016.  The $3.8 million decrease in investment spend in fiscal 2017 as compared to fiscal 2016 was primarily driven by $20.1 million of decreased spending on the Phoenix distribution center and related information technology, partially offset by $14.3 million of increased spending on new, relocated and expanded stores.

We currently expect to incur capital expenditures in the range of $15 million to $20 million in fiscal year 2019.  The reduced level of capital spend from prior years reflects fewer relocations and new stores, partially offset by higher investments in information technology.

Cash Flows from Financing Activities

Net cash provided by financing activities of $6.8 million in fiscal 2018 relates to $8.0 million of borrowings on our revolving credit facility, net of payments, partially offset by a $1.0 million reduction in our cash overdraft provision and $0.2 million of capital lease principal payments.  Net cash provided by financing activities of $33.3 million in fiscal 2017 relates to $30.5 million of borrowings on our revolving credit facility, net of payments, along with a $2.8 million cash overdraft position.  Net cash used in financing activities of $1.0 million in fiscal 2016 primarily consisted of $0.9 million of debt issuance costs related to our revolving credit facility, discussed below.

Revolving Credit Facility

On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”), which replaced our prior revolving credit facility. The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.  As of June 30, 2018, we were in compliance with all of the Revolving Credit Facility covenants.

At June 30, 2018, we had $38.5 million of borrowings outstanding under the Revolving Credit Facility, $9.5 million of outstanding letters of credit and availability of $60.5 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate. Interest expense of $2.1 million for fiscal 2018 was comprised of interest of $1.3 million, commitment fees of $0.4 million, and amortization of financing fees of $0.4 million.

At June 30, 2017, we had $30.5 million of borrowings outstanding under the Revolving Credit Facility, $6.0 million of outstanding letters of credit and availability of $64.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, proceeds from the sale of owned properties and borrowings under our revolving credit facility. Cash and cash equivalents as of June 30, 2018, 2017, and 2016, were $9.5 million, $6.3 million, and $14.1 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during our second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

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

Inventory is the largest asset on our balance sheet and represented approximately 62%, 62%, and 67% of total assets at June 30, 2018, 2017, and 2016, respectively. Total inventory increased 5.6%, or $12.5 million, from June 30, 2017 to June 30, 2018. Total inventory decreased 8.4%, or $20.4 million, from June 30, 2016 to June 30, 2017. On a per store basis, store inventory increased 1.0% from June 30, 2017 to June 30, 2018 and decreased 0.3% from June 30, 2016 to June 30, 2017.

Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide new merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Markdowns were 4.8% in fiscal 2018 and were 5.1% in fiscal 2017.  Markdowns may vary throughout the quarter or year in timing.

The effect of a 1.0% markdown in the value of our inventory at June 30, 2018 would result in a decline in gross profit and a reduction in our earnings per share for the fiscal year ended June 30, 2018 of $2.3 million and $0.05, respectively.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $10.1 million, $1.8 million, and $0.9 million, respectively, at June 30, 2018 and $8.6 million, $2.5 million, and $1.1 million, respectively, at June 30, 2017.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims paid reduce our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $5.3 million, $2.9 million and

$6.4 million, respectively, for the fiscal year ended June 30, 2018; $4.8 million, $3.4 million and $7.7 million, respectively, for the fiscal year ended June 30, 2017; and $3.4 million, $4.0 million and $7.2 million, respectively, for the fiscal year ended June 30, 2016.

Share‑based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 have a vesting period of one to five years and expire ten years from the date of grant. Options granted after June 30, 2008 typically vest over periods of one to four years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share‑based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black‑Scholes option pricing model. Determining the fair value of share‑based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, the risk free rate, the expected term and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share‑based awards that are expected to be forfeited. Share‑based compensation expense was $3.3 million for the fiscal year ended June 30, 2018, $4.2 million for the fiscal year ended June 30, 2017 and $3.1 million for the fiscal year ended June 30, 2016.

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

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of June 30, 2018.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2018 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$503,099	$92,104	$143,117	$107,061	$160,817
Maintenance, insurance and taxes on operating leases	99,195	18,160	28,218	21,109	31,708
Capital lease	616	172	344	100	—
Borrowings under revolving credit facility	38,480	—	38,480	—	—
Interest and commitment fees on revolving credit facility	3,984	1,864	2,120	—	—
Total	$645,374	$112,300	$212,279	$128,270	$192,525

Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. The operating lease obligations include the lease obligations of our new, additional distribution center in Phoenix, Arizona opened in the fourth quarter of fiscal 2016. We do not consider most merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order.

Commitment fees and interest on the Revolving Credit Facility are calculated based on contractual commitment fees, standby letter of credit fees, and interest based on the outstanding balance on the Revolving Credit Facility of $38.5 million and letters of credit totaling $9.5 million. See "—Liquidity and Capital Resources—Revolving Credit Facility" above.  The interest and commitment fees on our Revolving Credit Facility reflect the future cash requirements for interest payments, assuming the $38.5 million outstanding balance is not repaid until maturity and incorporate~~s~~ the interest rates in effect as of June 30, 2018. The interest on the letter of credit utilization and unused commitments are fixed at 1.375% and 0.25%, respectively. The interest rate on swingline revolver borrowings is variable and is based on the prime rate plus margin, and was 5.0% at June 30, 2018. The interest rate on traditional revolver borrowings is variable and is based on either LIBOR or the prime rate plus margin, at our option, which was LIBOR for which interest rates ranged between 3.18% and 3.30% for multiple tranches.

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

Quarterly Results and Seasonality

The following tables set forth certain quarterly financial data for the eight quarters ended June 30, 2018. The quarterly information is unaudited, but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10‑K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10‑K. The results of operations for any quarter are not necessarily indicative of the results for any future period. (In thousands, except for per share data and comparable store sales.)

	Quarters Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2017	2017	2018	2018
Net sales	$218,756	$333,807	$223,296	$230,473
Gross profit (1)	77,950	105,685	80,303	77,036
Operating income/(loss) (1)	(11,994)	8,276	(7,789)	(9,443)
Net income/(loss) (1)	(12,254)	8,692	(8,080)	(10,296)
Basic income/(loss) per share (2)	$(0.28)	$0.19	$(0.18)	$(0.23)
Diluted income/(loss) per share (2)	$(0.28)	$0.19	$(0.18)	$(0.23)
Comparable store sales increase	3.6%	1.8%	9.1%	2.4%

	Quarters Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2016	2016	2017	2017
Net Sales	$211,885	$328,137	$203,001	$223,642
Gross profit(1)	77,339	105,982	67,156	70,268
Operating income/(loss) (1)	(9,240)	8,767	(14,678)	(17,129)
Net income/(loss) (1)	(8,855)	8,430	(14,796)	(17,321)
Basic income/(Loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)
Diluted income/(loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)
Comparable store sales increase	5.1%	3.8%	(2.7)%	1.8%

(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.
(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2018 and 2017 may not equal the total computed for the year.

Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic and weather‑related conditions. The timing of advertised and promotional events could impact the weighting of sales between quarters. We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and operating income being generated in the quarter ending December 31, which includes the holiday selling season.

Inflation

In our opinion, the overall impact of inflation has not had a material effect on our results of operations in any of the fiscal years of 2018, 2017, or 2016. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2018, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rates.  Our Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate, plus the applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). In fiscal 2018, we borrowed $195.5 million and repaid $187.5 million under our Revolving Credit Facility. We consider our exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2018, we had $38.5 million of outstanding borrowings under our Revolving Credit Facility. More information about debt held by us is available in Note 3 to the Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10‑K and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that their objectives are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that their objectives were met.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2018, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. The report follows on the next page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on Internal Control over Financial Reporting

We have audited Tuesday Morning Corporation’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tuesday Morning Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and our report dated August 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas

August 21, 2018

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2018 Annual Meeting of Stockholders under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance”, “Executive Officers”, “Meetings and Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

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

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2018 Annual Meeting of Stockholders under the captions “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2018 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2018. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column) (thousands)
Equity Compensation Plans Approved by Security Holders	3,957	$7.21	3,094
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,957	$7.21	3,094

Item 13.  Certain Relationships and Related Transactions, Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2018 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2018 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Item 16.  Form 10-K Summary

Not applicable.

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

Amended and Restated By‑laws of the Company effective as of September 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on September 19, 2014)

10.1.1

Credit Agreement, dated as of August 18, 2015, by and among Tuesday Morning, Inc., each of the subsidiary guarantors, the Company, TMI Holdings, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.1.2

Guarantee and Collateral Agreement, dated as of August 18, 2015, by and among the Company, TMI Holdings, the Borrower and certain subsidiaries of the Borrower and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.2†

Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2013)

10.3.1†

Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 19, 2008)

10.3.2†

First Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 9, 2012)

10.3.3†

Second Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 23, 2012)

10.4†

Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.5†

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.6†

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.7†

Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 28, 2013)

10.8†

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)

10.9†

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)

Exhibit No.	Description

10.10†

Form of Performance Based Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)

10.11†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 19, 2014)

10.12.1†

Composite Copy of Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 22, 2016)

10.12.2†

Second Amendment to Tuesday Morning Corporation 2014 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 24, 2017)

10.13†

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)

10.14†

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)

10.15†

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)

10.16.1†

Employment Agreement, dated December 11, 2015, by and between Steven R. Becker and the Company (the “Becker Employment Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)

10.16.2†

Amendment, dated May 1, 2018, to Employment Agreement, by and between Steven R. Becker and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 3, 2018)

10.17†

Form of Nonqualified Stock Option Award Agreement (Time-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)

10.18†

Form of Nonqualified Stock Option Award Agreement (Performance-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)

10.19†

Form of Non-Qualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)

10.20†

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)

10.21†	Tuesday Morning Executive Severance Plan, effective May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 3, 2018)

10.22†

Form of Retention Agreement (Executive Officers other than Chief Executive Officer)  (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 3, 2018

10.23

Agreement dated as of October 1, 2017, by and among Tuesday Morning Corporation, Jeereddi II, LP, Purple Mountain Capital Partners LLC and the entities and natural persons set forth in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on October 2, 2017)

Exhibit No.	Description

10.24†	Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan

10.25†	Form of Non-Qualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan

10.26†	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan

10.27†	Form of Performance-Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: August 21, 2018
	By:	/s/ Steven R. Becker
Steven R. Becker Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven R. Becker	Chief Executive Officer (Principal Executive Officer) and Director	August 21, 2018
Steven R. Becker

/s/ Stacie R. Shirley	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 21, 2018
Stacie R. Shirley

/s/ terry burman	Chairman of the Board	August 21, 2018
Terry Burman

/s/ James T. Corcoran	Director	August 21, 2018
James T. Corcoran

/s/ barry s. gluck	Director	August 21, 2018
Barry S. Gluck

/s/ frank m. hamlin	Director	August 21, 2018
Frank M. Hamlin

/s/ william montalto	Director	August 21, 2018
William Montalto

/s/ sherry m. smith	Director	August 21, 2018
Sherry M. Smith

/s/ richard s willis	Director	August 21, 2018
Richard S Willis

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation (the Company) as of June 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

August 21, 2018

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,510	$6,263
Inventories	234,365	221,906
Prepaid expenses	6,301	6,367
Other current assets	1,206	1,982
Total Current Assets	251,382	236,518
Property and equipment, net	121,117	118,397
Deferred financing costs	671	986
Other assets	3,086	2,252
Total Assets	$376,256	$358,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,912	$67,326
Accrued liabilities	41,765	44,260
Income taxes payable	66	11
Total Current Liabilities	130,743	111,597

Borrowings under revolving credit facility	38,480	30,500
Deferred rent	22,883	13,883
Asset retirement obligation — non-current	3,100	2,307
Other liabilities — non-current	796	1,027
Total Liabilities	196,002	159,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 47,648,958 shares issued and 45,865,297 shares outstanding at June 30, 2018 and 46,904,295 shares issued and 45,120,634 shares outstanding at June 30, 2017	469	469
Additional paid-in capital	237,957	234,604
Retained deficit	(51,360)	(29,422)
Less: 1,783,661 common shares in treasury, at cost, at June 30, 2018, 1,783,661 common shares in treasury at cost at June 30, 2017	(6,812)	(6,812)
Total Stockholders’ Equity	180,254	198,839
Total Liabilities and Stockholders’ Equity	$376,256	$358,153

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2018	2017	2016
Net sales	$1,006,332	$966,665	$956,396
Cost of sales	665,358	645,920	614,594
Gross profit	340,974	320,745	341,802
Selling, general and administrative expenses	361,924	353,025	339,398
Operating income/(loss)	(20,950)	(32,280)	2,404
Other income/(expense):
Interest expense	(2,061)	(1,485)	(1,068)
Other income, net	934	1,420	2,640
Income/(loss) before income taxes	(22,077)	(32,345)	3,976
Income tax provision/(benefit)	(139)	197	263
Net income/(loss)	$(21,938)	$(32,542)	$3,713
Earnings Per Share
Net income/(loss) per common share:
Basic	$(0.50)	$(0.74)	$0.08
Diluted	$(0.50)	$(0.74)	$0.08
Weighted average number of common shares:
Basic	44,282	43,943	43,705
Diluted	44,282	43,943	43,736

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained (Deficit)	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance at June 30, 2015	44,069	$458	$227,085	$(593)	$(6,661)	$220,289
Net income	—	—	—	3,713	—	3,713
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	505	5	—	—	—	5
Shares issued in connection with exercises of employee stock options	5	—	—	—	—	—
Purchase of treasury stock	(18)	—	—	—	(128)	(128)
Share-based compensation expense	—	—	3,403	—	—	3,403
Balance at June 30, 2016	44,561	$463	$230,488	$3,120	$(6,789)	$227,282
Net loss	—	—	—	(32,542)	—	(32,542)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	558	6	—	—	—	6
Shares issued in connection with exercises of employee stock options	6	—	2	—	—	2
Purchase of treasury stock	(4)	—	—	—	(23)	(23)
Share-based compensation expense	—	—	4,114	—	—	4,114
Balance at June 30, 2017	45,121	$469	$234,604	$(29,422)	$(6,812)	$198,839
Net loss	—	—	—	(21,938)	—	(21,938)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	741	—	—	—	—	—
Shares issued in connection with exercises of employee stock options	3	—	4	—	—	4
Purchase of treasury stock	—	—	—	—	—	—
Share-based compensation expense	—	—	3,349	—	—	3,349
Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net income/(loss)	$(21,938)	$(32,542)	$3,713
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	25,671	21,349	16,010
Amortization of financing costs	315	326	462
Loss on disposal of assets	82	79	700
Gain on sale-leaseback transaction	(371)	(741)	(2,515)
Share-based compensation	3,433	4,184	3,115
Deferred income taxes	(565)	31	11
Construction allowances from landlords	8,568	2,566	—
Change in operating assets and liabilities:
Inventories	(12,543)	20,339	(32,043)
Prepaid and other current assets	559	(1,138)	633
Accounts payable	22,612	(16,337)	6,611
Accrued liabilities	(362)	(2,047)	6,653
Deferred rent	1,280	4,964	2,805
Income taxes payable	62	19	(10)
Other liabilities—non-current	368	(648)	2,268
Net cash provided by operating activities	27,171	404	8,413
Cash flows from investing activities:
Capital expenditures	(30,764)	(41,682)	(45,545)
Proceeds from sale-leaseback transaction	—	—	8,797
Purchase of intellectual property	(42)	(5)	(1,318)
Proceeds from sale of assets	83	127	41
Net cash used in investing activities	(30,723)	(41,560)	(38,025)
Cash flows from financing activities:
Proceeds under revolving credit facility	195,500	176,500	—
Repayments under revolving credit facility	(187,520)	(146,000)	—
Change in cash overdraft	(1,026)	2,810	—
Proceeds from the exercise of employee stock options	4	8	5
Payments on capital leases	(159)	(26)	—
Purchase of treasury stock	—	(23)	(128)
Payment of financing costs	—	—	(903)
Net cash provided by/(used in) financing activities	6,799	33,269	(1,026)
Net increase/(decrease) in cash and cash equivalents	3,247	(7,887)	(30,638)
Cash and cash equivalents, beginning of period	6,263	14,150	44,788
Cash and cash equivalents, end of period	$9,510	$6,263	$14,150
Supplemental cash flow information:
Interest paid	$1,615	$1,113	$541
Income taxes paid	285	310	256
Capital lease obligation incurred	—	817	—

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Throughout these notes, Tuesday Morning Corporation is referred to as “Tuesday Morning,” “we” or “the Company”.

Tuesday Morning is a leading off-price retailer, specializing in name-brand, high-quality products for the home, including upscale textiles, furnishings, housewares, gourmet food, toys and seasonal décor at prices generally below those charged by boutique, specialty and department stores, catalogs and on‑line retailers in the United States. We operated 726 discount retail stores in 40 states as of June 30, 2018 (731 and 751 stores at June 30, 2017 and 2016, respectively). We distribute periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

(a)

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment. Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income/(loss) in any period.  We do not present a separate statement of comprehensive income, as we have no material other comprehensive income items.  Our fiscal year ended on June 30, 2018, which we refer to as fiscal 2018.

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

(c)

Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2018 and 2017, credit card receivables from third party consumer credit card providers were $7.9 million and $4.9 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

(d)

Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of sales is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $109.1 million, $108.2 million, and $83.7 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2018, 2017, and 2016, respectively. We have capitalized $32.5 million and $33.9 million of such costs in inventory at June 30, 2018 and 2017, respectively.

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

(e)

Property and Equipment—Property and equipment are stated at cost. Buildings, furniture, fixtures, leasehold improvements, capital leases and equipment are depreciated on a straight‑line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Buildings	30 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Equipment	5 to 10 years
Assets under capital lease	Shorter of useful life or lease term
Software	3 to 10 years

Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our balance sheet and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized. For both the fiscal years ended June 30, 2018 and June 30, 2017, we disposed of assets with a net book value of approximately $0.1 million, primarily related to our store closing and relocation program.  Gains or losses related to the sale or other disposal of such assets in these periods were presented in other income/(expense) on our Consolidated Statement of Operations.

(f)

Deferred Financing Costs—Deferred financing costs represent costs paid in connection with obtaining bank and other long‑term financing. These costs are amortized over the term of the related financing using the effective interest method.

(g)

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. Valuation allowances are released when positive evidence becomes available that future taxable income is sufficient to utilize the underlying deferred tax assets.

We file our annual federal income tax return on a consolidated basis. Furthermore, we recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available, or applicable laws or regulations may change, thereby resulting in a favorable or unfavorable adjustment to amounts recorded.

Our results of operations included the estimated impact of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017.  The TCJA  makes significant and complex changes to U.S. tax law including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and providing a refund mechanism for existing AMT credits; (iii) creating a new limitation on the deductibility of  interest expense; (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (v) significant acceleration of depreciation expense.  As a result of the adoption of the TCJA upon enactment during fiscal year 2018, the blended statutory federal tax rate for the year was 27.2%.  We continue to assess our accounting for the tax effects of enactment of the TCJA.  Final calculations will be completed within the one year measurement period ending December 22, 2018, as required under the rules issued by the SEC. We currently expect the effect of the tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance on our deferred tax assets.  The future impacts of the TCJA may differ due to, among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions we may take as a result of the TCJA.

In the second fiscal quarter of 2018, we applied the provisions of the newly enacted TCJA, resulting in an approximate $0.5 million income tax benefit connected with future refunds of AMT credits no longer requiring a valuation allowance. In the third fiscal quarter of 2018, we recognized a $0.1 million additional benefit related to AMT credits.  Applying the provisions of  TCJA, including the remeasurement of our deferred taxes at the new corporate tax rate, had a material impact on our gross deferred taxes; however, the impact was mitigated as substantially all of our net deferred tax assets have corresponding valuation allowances.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $10.1 million and $1.8 million and $0.9 million, respectively, at June 30, 2018 and $8.6 million, $2.5 million, and $1.1 million, respectively, at June 30, 2017.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as well as changes in estimated reserves. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $5.3 million, $2.9 million and $6.4 million, respectively, for the fiscal year ended June 30, 2018, $4.8 million, $3.4 million and $7.7 million, respectively, for the fiscal year ended June 30, 2017, and $3.4 million, $4.0 million and $7.3 million, respectively, for the fiscal year ended June 30, 2016.

(i)

Revenue Recognition—Sales are recorded at the point of sale and conveyance of merchandise to customers. Sales are net of returns and exclude sales tax. We maintain a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance (36 months as of the end of fiscal 2018) and the breakage amounts are included in net sales in the Consolidated Statement of Operations. We recorded $0.6 million, $0.9 million and $0.6 million of gift card breakage in fiscal years 2018, 2017 and 2016 respectively.

(j)

Advertising—Costs for direct mail, television, radio, newspaper, digital and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2018, 2017, and 2016 were $27.2 million, $29.0 million, and $28.9 million, respectively. We do not receive consideration from vendors to support our advertising expenditures. As of June 30, 2018, prepaid advertising was approximately $60,000 compared to $149,000 at June 30, 2017.

(k)

Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only financial instrument we carry is our revolving credit facility. See Note 3.

(l)

Share‑Based Compensation—The fair value of each stock option granted during the fiscal years ended June 30, 2018, 2017 and 2016 was estimated at the date of grant using a Black‑Scholes option pricing model.

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

These inputs were as follows:

	Fiscal Years Ended June 30,
	2018	2017	2016
Weighted average risk-free interest rate	1.7 - 2.5%	0.6 - 1.9%	1.0 - 1.9%
Expected life of options (years)	3.8 - 4.9	3.0 - 5.5	2.9 - 5.6
Expected stock volatility	60.0 - 63.3%	52.7 - 61.0%	46.4 - 56.1%
Expected dividend yield	0.0%	0.0%	0.0%

(m)

Net Income/(Loss) Per Common Share—Basic net income/(loss) per common share for the fiscal years ended June 30, 2018, 2017, and 2016, was calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for each period. Diluted net income/(loss) per common share for the fiscal years ended June 30, 2018, 2017, and 2016, was calculated by dividing net income by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 9.

(n)

Impairment of Long‑Lived Assets and Long‑Lived Assets to Be Disposed Of — Long‑lived assets, principally property and equipment and leasehold improvements, are reviewed for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying amount. If impairment exists, an adjustment is recorded to write the asset down to its fair value, and a loss is recorded as the difference between the carrying amount and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal appraisals, as applicable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment of long‑lived assets has not had a material impact on our financial position, results of operations or liquidity for the periods presented.

(o)

Intellectual Property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present.

As of June 30, 2018, the carrying value of the intellectual property, which included indefinite lived trademarks, was $1.2 million and no impairment was identified or recorded.

(p)

Cease use Liability — Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheets include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The cease use liability was $77,000 at June 30, 2018, and was all classified as short-term. The short-term and long-term cease use liabilities were $1.0 and $0.5 million at June 30, 2017, respectively. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

(q)

Sale-leaseback — During the fourth quarter of 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we did not consider part of our long-term distribution network, and leased back these facilities through December 2017. We subsequently exercised our option to extend the related lease through March 2018, which was accounted for as an operating lease and has now expired. We had no continuing involvement with the properties sold other than a normal leaseback.

The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal year 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in “Other income” in our Consolidated Statement of Operations.  During fiscal 2017, we recognized $0.7 million of the gain. During fiscal 2018, we recognized the remaining $0.4 million of the gain.

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

We record the net present value of the ARO liability and also record a related capital asset, in an equal amount, for leases which contractually result in an asset retirement obligation. The estimated ARO liability is based on a number of assumptions, including costs to return facilities back to specified conditions, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense in our Consolidated Statements of Operations. The capitalized asset is depreciated on a straight-line basis over the useful life of the related leasehold improvements. Upon ARO fulfillment, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in our Consolidated Statements of Operations. Our ARO liability, which totaled $3.2 million at June 30, 2018, was comprised of a $0.1 million short-term portion included in accrued liabilities and $3.1 million long-term portion included in “Other liabilities—non-current” on our Consolidated Balance Sheet at June 30, 2018. At June 30, 2017, our ARO liability, which totaled $2.5 million, was comprised of a $0.2 million short-term portion included accrued liabilities and $2.3 million long term portion included in “Other liabilities – non-current” on our Consolidated Balance Sheet at June 30, 2017.

(s)

Capital lease – During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At June 30, 2018, the capital lease asset balance was $0.6 million, the current lease liability was $0.2 million and the long-term lease liability was $0.4 million. The capital lease is amortized on a straight-line basis.  During fiscal year 2018, the capital lease amortization was $0.2 million. At June 30, 2017, the capital lease asset balance was $0.8 million, the current lease liability was $0.1 million and the long-term lease liability was $0.6 million. During fiscal year 2017, the capital asset amortization was less than $0.1 million.

(t)

Legal Proceedings — The Company was a defendant in a purported class action lawsuit, Jerry Castillo v. Tuesday Morning Inc., which was filed on December 28, 2017 in the United States District Court, Middle District of Florida.  The case was brought under the Fair Labor Standards Act and included allegations that the Company violated various wage and hour labor laws. Relief was sought on behalf of current and former Company employees. The lawsuit sought to recover damages, penalties and attorneys’ fees as a result of the alleged violations. The matter settled for an amount not material to the Company and the Court approved the settlement on July 9, 2018.

The Company was also a defendant in a purported class action lawsuit, Hector Velarde, on behalf of himself and all other similar situated, Pltf. vs. Tuesday Morning, Inc., which was filed on February 26, 2018 in state court and was pending in the United States District Court, Central District of California.  The case was brought under the Unruh Civil Rights Act, California Code § 51 ci seq. (“Unruh Act”), the California Disabled persons Act, California Civil Code § 54 et seq. (“CDPA”), and Cal. Civ. Code § 55 et seq. and included allegations that the Company violated various public access laws. The lawsuit sought to recover damages, penalties and attorneys' fees as a result of the alleged violations.  The matter settled for an amount not material to the Company and the Court approved the settlement on July 11, 2018.

(u)

Recent Accounting Pronouncements — In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118),” which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the TCJA was passed late in the fourth calendar quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next twelve months, management considers the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and the ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments in ASU 2016-15 should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. The Company currently expects to adopt this standard in the first quarter of fiscal 2019 and is evaluating the impact that this standard will have on its consolidated financial statements and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance was required to be applied on a prospective basis and was effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The

Company adopted ASU 2015-11 in the first quarter of fiscal 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with additional ASUs. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that year. The Company has substantially concluded its assessment of the new revenue standard and will adopt this standard in the first quarter of fiscal 2019 using the modified retrospective method.  The Company currently expects that this standard will not have a material impact on its consolidated financial statements but will require additional disclosures.

(2) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	June 30,
	2018	2017
Land	$6,628	$6,628
Buildings and building improvements	41,479	40,879
Furniture and fixtures	61,963	56,877
Equipment	66,268	65,884
Software	43,664	40,750
Leasehold improvements	57,371	44,838
Assets under capital lease	788	804
	278,161	256,660
Less accumulated depreciation	(157,044)	(138,263)
Net property and equipment	$121,117	$118,397

(3) DEBT

On August 18, 2015, we entered into a new credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”), and which replaced our previous revolving credit facility. The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million.  Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of June 30, 2018, we were in compliance with all of the Revolving Credit Facility covenants.

At June 30, 2018, we had $38.5 million outstanding under the Revolving Credit Facility, $9.5 million of outstanding letters of credit and availability of $60.5 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of the one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for fiscal year 2018 from the Revolving Credit Facility of $2.1 million was comprised of interest of $1.3 million, commitment fees of $0.4 million, and the amortization of financing fees of $0.4 million. Interest expense from the Revolving Credit Facility of $1.5 million for fiscal year 2017 was comprised of interest of $0.7 million, commitment fees of $0.4 million, and amortization of financing fees of $0.4 million.

The fair value of the Company's debt approximated its carrying amount as of June 30, 2018.

See Note 11 for additional discussion on dividend restrictions under the Revolving Credit Facility.

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2018	2017
Sales and use tax	$3,467	$3,543
Self-insurance reserves	12,823	12,192
Wages, benefits and payroll taxes	6,006	5,710
Property taxes	1,612	1,524
Freight and distribution	4,807	4,490
Capital expenditures	1,585	4,780
Utilities	1,234	1,282
Advertising	1,102	525
Deferred rent	2,028	1,408
Cease use rent	77	991
Other	7,024	7,815
Total accrued liabilities	$41,765	$44,260

(5) INCOME TAXES

Income tax provision/(benefit) consisted of (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2018
Federal	$—	$(568)	$(568)
State and local	426	3	429
Total	$426	$(565)	$(139)
Fiscal Year Ended June 30, 2017
Federal	$—	$27	$27
State and local	166	4	170
Total	$166	$31	$197
Fiscal Year Ended June 30, 2016
Federal	$(147)	$186	$39
State and local	399	(175)	224
Total	$252	$11	$263

A reconciliation between income taxes computed at the blended statutory federal income tax rate of 27.2% in fiscal 2018 (see Note 1) and the statutory federal income tax rate of 34% in fiscal 2017 and 2016, and income taxes recognized in the Consolidated Statements of Operations was as follows (in thousands):

	Fiscal Year Ended
	June 30,
	2018	2017	2016
Federal income tax provision/(benefit) computed at statutory rate	$(6,005)	$(10,997)	$1,351
State income taxes, net of related federal tax benefit	314	106	157
Increase/(decrease) in federal valuation allowance	5,182	10,076	(668)
Federal tax credits	(200)	68	(670)
Stock option expiration/deficiencies	586	938	—
Federal tax rate change	(19)	—	—
Other, net	3	6	93
Provision for income taxes	$(139)	$197	$263

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the fiscal years ended June 30, 2018, 2017 and 2016, all of which are classified as non-current in our Consolidated Balance Sheets, were comprised of the following (in thousands):

	June 30,
	2018	2017	2016
Deferred tax assets:
Other payroll and benefits	$580	$681	$1,482
Inventory reserves	266	195	268
Self-insurance reserves	3,389	4,517	4,611
Share-based compensation	2,104	3,564	3,807
Other current assets	2,441	2,829	2,250
Deferred rent	5,705	5,068	2,266
Net operating loss and tax credits	26,040	25,610	18,497
Other noncurrent assets	—	537	1,121
Total gross deferred tax assets	$40,525	$43,001	$34,302
Deferred tax liabilities:
Inventory costs	$5,518	$9,468	$8,199
Prepaid supplies	1,582	2,392	2,506
Property and equipment	9,215	4,033	7,616
Total gross deferred tax liabilities	16,315	15,893	18,321
Valuation allowance	(23,688)	(27,150)	(15,992)
Net deferred tax asset/(liability)	$522	$(42)	$(11)

During fiscal 2013, we established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, we considered our cumulative losses over three years including the then-current year. Based on the foregoing, we concluded that a valuation allowance was necessary, and based on our results since fiscal 2013, we have continued to conclude that a full valuation allowance is necessary.  In fiscal 2018, as a result of the TCJA enactment, the federal component of deferred taxes was remeasured at 21%, the tax rate at which they are expected to turn in future years.  The valuation allowance offsetting these deferred taxes was reduced accordingly.  The valuation allowance previously recorded against our AMT credits of $571,000 was removed to reflect that they will be refunded pursuant to the TCJA beginning in our fiscal year 2020.  Further, federal deferred tax liabilities related to the amortization of trademarks for tax purposes, which are not considered for purposes of the valuation allowance computation, were reduced by $19,000 during the year, resulting in a tax benefit of that amount.   In fiscal 2018, the deferred tax asset valuation allowance decreased $3.5 million. At the end of fiscal 2018, net deferred tax assets totaled $24.2 million, with an offsetting valuation allowance of $23.7 million.

We have federal net operating loss carryforwards of $89.3 million. These losses can only be carried forward and utilized to offset future taxable income, but will expire in fiscal years 2033 through 2038 if not utilized before then. Additionally, we have tax effected state net operating loss carryforwards of $4.8 million, which will expire throughout the years 2018 through 2038, if not utilized before then.

Accounting for Uncertainty in Income Taxes.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2014. The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2015	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2016	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2017	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2018	$147

The balance of taxes, interest, and penalties at June 30, 2018, that if recognized, would affect the effective tax rate is $294,000. We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2018, 2017 and 2016, we recognized $7,000, $9,000, and $16,000 in interest, respectively. No interest or penalties were paid in the tax years ended June 30, 2018, 2017 and 2016.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2018.

(6) SHARE‑BASED INCENTIVE PLANS

Stock Option Awards. We have established the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but equity awards granted under the 2008 Plan are still outstanding.

On September 16, 2014, our Board of Directors adopted the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”), and the 2014 Plan was approved by our stockholders at the 2014 annual meeting of stockholders on November 12, 2014.  The 2014 Plan became effective on September 16, 2014, and the maximum number of shares reserved for issuance under the 2014 Plan, as amended, is 6.1 million shares plus any awards under the 2008 Plan (i) that were outstanding on September 16, 2014, and, on or after September 16, 2014, are forfeited, expired or are cancelled, and (ii) any shares subject to such awards that, on or after September 16, 2014 are used to satisfy the exercise price or tax withholding obligations with respect to such awards. Our Board of Directors also approved the termination of the Company’s ability to grant new awards under the 2008 Plan, effective upon the date of stockholder approval of the 2014 Plan, and no new awards will be made under the 2008 Plan.  On September 22, 2016, our Board of Directors adopted amendments to the 2014 Plan, which were approved at the 2016 Annual Meeting of Stockholders, to increase the number of shares of our common stock available for issuance under the 2014 Plan and to make additional amendments to the 2014 Plan to, among other things, remove liberal share recycling, reduce the number of shares exempt from minimum vesting, and eliminate discretion to accelerate vesting upon a change in control.  On August 22, 2017, our Board of Directors adopted a Second Amendment to the 2014 Plan that modified the minimum vesting provisions as they apply to non-employee directors.

The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock.  Under the 2014 Plan, stock options may not vest earlier than one year after the date of grant. “Full Value Awards” (i.e., restricted stock or restricted stock units) that constitute performance awards must vest no earlier than one year after the date of grant and Full Value Awards that constituted “Tenure Awards” (i.e., awards that vest upon passage of time) may not vest earlier than over the three-year period commencing on the date of grant (other than awards to non-employee directors which may not vest earlier than one year from the date of grant).  The Compensation Committee of our Board of Directors may grant only stock options or Full Value Awards with vesting conditions that are more favorable than the foregoing restrictions with respect to up to 5% of the shares of common stock authorized under the 2014 Plan (referred to in the 2014 Plan as “exempt shares”).

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on June 30, 2018, range between $1.24 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014. There were 3.1 million shares available for grant under the 2014 Plan at June 30, 2018.

Following is a summary of transactions relating to the 2008 Plan and 2014 Plan options for the fiscal years ended June 30, 2018, 2017, and 2016 (share amounts and aggregate intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2015	1,838	$13.37	8.25	$1,384
Granted during year	2,500	6.48
Exercised during the year	(5)	1.24
Forfeited or expired during year	(1,121)	11.81
Options Outstanding at June 30, 2016	3,212	8.57	7.61	2,111
Granted during year	1,564	6.11
Exercised during the year	(6)	1.24
Forfeited or expired during year	(1,254)	9.88
Options Outstanding at June 30, 2017	3,516	7.02	7.86	2
Granted during year	621	2.46
Exercised during the year	(3)	1.24
Forfeited or expired during year	(177)	7.21
Options Outstanding at June 30, 2018	3,957	6.30	7.21	475
Exercisable at June 30, 2018	1,478	$7.93	5.49	$22

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2018, 2017, and 2016, was $2.46 per share, $2.55 per share, and $2.75 per share, respectively. The intrinsic value of vested unexercised options at June 30, 2018 is $22,000.

There were options to purchase 3,000, 6,208 and 4,667 shares of our common stock, which were exercised during the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of stock options exercised was $3,700, $20,100, and $27,000 during the fiscal years ended June 30, 2018, 2017, and 2016, respectively. At June 30, 2018, we had $6.0 million of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about stock options outstanding at June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.24 - $2.45	632,358	9.16	$2.30	22,928	$2.07
$3.12 - $5.59	238,098	7.28	4.47	104,283	4.81
$5.64 - $5.64	690,414	7.59	5.64	197,454	5.64
$5.88 - $5.89	305,508	7.35	5.89	10,000	5.88
$5.95 - $5.95	462,825	7.03	5.95	462,825	5.95
$6.29 - $6.58	25,948	7.44	6.54	14,641	6.51
$6.71 - $6.71	913,950	8.17	6.71	104,302	6.71
$7.90 - $8.55	397,013	4.01	8.08	290,711	8.14
$10.46 - $19.36	283,597	3.40	15.18	265,580	14.96
$20.91 - $20.91	7,532	6.37	20.91	5,649	20.91
	3,957,243	7.21	$6.30	1,478,373	$7.93

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2008 Plan and the 2014 Plan, as of June 30, 2018, there were 1,433,269 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $3.95 per share.

The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2018, 2017, and 2016 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2015	432	$16.95
Granted during year	869	6.98
Vested during year	(175)	12.52
Forfeited during year	(364)	12.65
Outstanding at June 30, 2016	762	$8.65
Granted during year	941	5.80
Vested during year	(230)	8.38
Forfeited during year	(383)	7.73
Outstanding at June 30, 2017	1,090	$6.57
Granted during year	981	2.44
Vested during year	(398)	6.81
Forfeited during year	(240)	4.94
Outstanding at June 30, 2018	1,433	$3.95

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of June 30, 2018, there were 1,643,918 unvested performance-based restricted stock awards and performance-based stock options outstanding under the 2014 Plan, which are included in the respective stock option and restricted stock tables above.

Share-based compensation costs: We recognized share‑based compensation costs as follows (in thousands):

	Fiscal Years Ended June 30,
	2018	2017	2016
Amortization of share-based compensation during the period	$3,349	$4,114	$3,403
Amounts capitalized in inventory	(1,280)	(1,497)	(1,724)
Amount recognized and charged to cost of sales	1,364	1,567	1,436
Amounts charged against income for the period before tax	$3,433	$4,184	$3,115

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

Future minimum rental payments under our operating leases are as follows (in thousands):

Fiscal Years Ending June 30,
2019	$92,104
2020	77,523
2021	65,594
2022	56,753
2023	50,308
Thereafter	160,817
Total minimum rental payments	$503,099

Rent expense for the fiscal years ended June 30, 2018, 2017, and 2016 was $118.3 million, $108.0 million, and $98.3 million, respectively. Rent expense includes rent for store locations and our distribution centers.  Contingent rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time employees who become eligible after one month of service, and for our part-time employees who become eligible after both 12 months of service and a minimum of 1,000 hours worked. Under the plan, eligible employees may request us to deduct and contribute from 1% to 75% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.4 million, $1.3 million, and $1.2 million for the fiscal years ended June 30, 2018, 2017, and 2016, respectively.

(9) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2018	2017	2016
Net income/(loss)	$(21,938)	$(32,542)	$3,713
Less: Income to participating securities	—	—	40
Net income/(loss) attributable to common shares	$(21,938)	$(32,542)	$3,673
Weighted average common shares outstanding—basic	44,282	43,943	43,705
Effect of dilutive stock equivalents	—	—	31
Weighted average common shares outstanding—dilutive	44,282	43,943	43,736
Net income/(loss) per common share—basic	$(0.50)	$(0.74)	$0.08
Net income/(loss) per common share—diluted	$(0.50)	$(0.74)	$0.08

For the years ended June 30, 2018 and June 30, 2017, all options representing the rights to purchase shares were not included in the diluted loss per share calculation, because the assumed exercise of such options would have been anti-dilutive. Options representing rights to purchase shares of common stock of 0.1 million for the year ended June 30, 2016 were not included in the diluted earnings per share calculation because the assumed exercise of such options would have been anti‑dilutive.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the unaudited quarterly results is as follows for the years ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Quarters Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2017	2017	2018	2018
Net sales	$218,756	$333,807	$223,296	$230,473
Gross profit (1)	77,950	105,685	80,303	77,036
Operating income/(loss) (1)	(11,994)	8,276	(7,789)	(9,443)
Net income/(loss) (1)	(12,254)	8,692	(8,080)	(10,296)
Basic income/(loss) per share (2)	$(0.28)	$0.19	$(0.18)	$(0.23)
Diluted income/(loss) per share (2)	$(0.28)	$0.19	$(0.18)	$(0.23)

	Quarters Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2016	2016	2017	2017
Net sales	$211,885	$328,137	$203,001	$223,642
Gross profit (1)	77,339	105,982	67,156	70,268
Operating income/(loss) (1)	(9,240)	8,767	(14,678)	(17,129)
Net income/(loss) (1)	(8,855)	8,430	(14,796)	(17,321)
Basic income/(loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)
Diluted income/(loss) per share (2)	$(0.20)	$0.19	$(0.34)	$(0.39)

(1)	Our results are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.
(2)

Net income/(loss) per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income/(loss) per share in fiscal years 2018 and 2017 may not equal the total computed for the year.

A significant portion of our net sales and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

(11) DIVIDEND RESTRICTIONS

The Revolving Credit Facility discussed in Note 3 restricts the ability of Tuesday Morning, Inc., the borrower under the Revolving Credit Facility and Tuesday Morning’s principal operating subsidiary, to incur additional liens and indebtedness, make investments and dispositions, pay dividends (including to Tuesday Morning), or enter into certain other transactions, among other restrictions. As a consolidated deficit exists as of June 30, 2018, no retained earnings are free of limitation on the payment of dividends on that date.

          At June 30, 2018, restricted net assets of consolidated subsidiaries were $12.1 million.

Tuesday Morning Corporation (parent company only)
Condensed Balance Sheets

	June 30,	June 30,
	2018	2017
ASSETS
Current assets:
Accounts receivable from subsidiaries	$26,529	$24,489
Total current assets	26,529	24,489
Noncurrent assets:
Investment in subsidiaries	153,725	174,350
Total noncurrent assets	153,725	174,350
Total Assets	$180,254	$198,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to subsidiaries	$—	$—
Total current liabilities	—	—
Noncurrent Liabilities	—	—
Total Liabilities	—	—
Stockholders' equity:
Common stock	469	469
Additional paid-in capital	237,957	234,604
Retained deficit	(51,360)	(29,422)
Less: Treasury stock	(6,812)	(6,812)
Total stockholders' equity	180,254	198,839
Total Liabilities and Stockholders' Equity	$180,254	$198,839

Tuesday Morning Corporation (parent company only)
Condensed Statement of Operations

Fiscal Years Ended June 30
	2018	2017	2016
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Operating income/(loss)	—	—	—
Other income/(expense):
Interest expense	—	—	—
Other income/(expense), net	—	—	—
Income/(loss) before taxes	—	—	—
Income tax provision	—	—	—
Net income/(loss) of subsidiaries	(21,938)	(32,542)	3,713
Net income/(loss)	$(21,938)	$(32,542)	$3,713

A.	Basis of presentation

In the condensed, parent company-only financial statements, Tuesday Morning Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These condensed parent company-only financial statements should be read in conjunction with Tuesday Morning Corporation’s consolidated financial statements. Condensed statements of cash flows were not presented because Tuesday Morning Corporation had no cash flow activities during fiscal 2018, fiscal 2017, or fiscal 2016.

B.	Guarantees and Restrictions

As of June 30, 2018, Tuesday Morning, Inc. had $60.5 million of available credit on the Revolving Credit Facility that provides commitments of up to $180.0 million for revolving loans and letters of credit. Tuesday Morning Corporation, Tuesday Morning Inc. and the subsidiaries of Tuesday Morning, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. Under the Revolving Credit Facility, in order for Tuesday Morning, Inc. to make a dividend to Tuesday Morning Corporation for the payment of a dividend or a repurchase of shares, Tuesday Morning, Inc. must, among other things, maintain availability of 20% of the lesser of the calculated borrowing base or the lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.