Form 10-Q
period 2018-09-30
TUESDAY MORNING CORP/DE
filed 2018-11-01
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Common Stock, par value $0.01 per share	46,725,912

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2018 (unaudited) and June 30, 2018

(In thousands, except share and per share data)

	September 30,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,552	$9,510
Inventories	291,932	234,365
Prepaid expenses	6,349	6,301
Other current assets	1,976	1,206
Total Current Assets	312,809	251,382
Property and equipment, net	118,934	121,117
Deferred financing costs	592	671
Other assets	3,225	3,086
Total Assets	$435,560	$376,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,950	$88,912
Accrued liabilities	47,878	41,765
Income taxes payable	238	66
Total Current Liabilities	180,066	130,743

Borrowings under revolving credit facility	55,600	38,480
Deferred rent	23,254	22,883
Asset retirement obligation — non-current	2,967	3,100
Other liabilities — non-current	757	796
Total Liabilities	262,644	196,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 48,509,573 shares issued and 46,725,912 shares outstanding at September 30, 2018 and 47,648,958 shares issued and 45,865,297 shares outstanding at June 30, 2018	469	469
Additional paid-in capital	238,728	237,957
Retained deficit	(59,469)	(51,360)
Less: 1,783,661 common shares in treasury, at cost, at September 30, 2018 and 1,783,661 common shares in treasury, at cost, at June 30, 2018	(6,812)	(6,812)
Total Stockholders’ Equity	172,916	180,254
Total Liabilities and Stockholders’ Equity	$435,560	$376,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
Net sales	$227,313	$218,756
Cost of sales	144,895	140,806
Gross profit	82,418	77,950
Selling, general and administrative expenses	90,006	89,944
Operating loss	(7,588)	(11,994)
Other income/(expense):
Interest expense	(587)	(439)
Other income, net	190	358
Other income/(expense), total	(397)	(81)
Loss before income taxes	(7,985)	(12,075)
Income tax provision	124	179
Net loss	$(8,109)	$(12,254)
Loss Per Share
Net loss per common share:
Basic	$(0.18)	$(0.28)
Diluted	$(0.18)	$(0.28)
Weighted average number of common shares:
Basic	44,490	44,085
Diluted	44,490	44,085
Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,109)	$(12,254)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,554	6,208
Amortization of financing fees	79	78
Gain on disposal of assets	(9)	(24)
Gain on sale-leaseback	—	(185)
Share-based compensation	724	775
Construction allowances from landlords	542	2,043
Change in operating assets and liabilities:
Inventories	(57,520)	(61,896)
Prepaid and other current assets	(696)	(1,673)
Accounts payable	33,630	60,260
Accrued liabilities	6,570	6,381
Deferred rent	(172)	2,894
Income taxes payable	174	94
Other liabilities — non-current	(132)	(92)
Net cash provided by/(used in) operating activities	(18,365)	2,609
Cash flows from investing activities:
Capital expenditures	(4,831)	(11,759)
Purchase of intellectual property	(262)	(8)
Proceeds from sale of assets	12	24
Net cash used in investing activities	(5,081)	(11,743)
Cash flows from financing activities:
Proceeds under revolving credit facility	38,300	43,100
Repayments under revolving credit facility	(21,180)	(30,600)
Change in cash overdraft	9,408	1,434
Payments on capital leases	(40)	(39)
Net cash provided by financing activities	26,488	13,895
Net increase in cash and cash equivalents	3,042	4,761
Cash and cash equivalents, beginning of period	9,510	6,263
Cash and cash equivalents, end of period	$12,552	$11,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.  Other than as disclosed in this document, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for our critical accounting policies.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The consolidated balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the three month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2019, which we refer to as fiscal 2019.

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

2.       Revenue Recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, and we use historical customer return behavior to estimate our reserve requirements.  Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), adopted in the first quarter of fiscal 2019 as discussed in Note 14 below, required a change in presentation of the sales return reserve on the balance sheet, which we previously presented net of the estimated value of returned merchandise, but is now being presented on a gross basis.  In the first quarter of fiscal 2019, we recorded an immaterial adjustment to present the reserve on a gross basis, increasing “Accrued Liabilities” and recording the corresponding returns asset, as evaluated for impairment, in “Other Assets,” in the Consolidated Balance Sheet at September 30, 2018. No impairment of the returns asset was indicated or recorded as of September 30, 2018.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.1 million in the first quarters of both fiscal 2019 and fiscal 2018.  The gift card liability is included in “Accrued Liabilities” in the Consolidated Balance Sheet at September 30, 2018.

3.      Share-based incentive plans — Stock Option Awards. We have established the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but equity awards granted under the 2008 Plan are still outstanding.

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

   Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on September 30, 2018, range between $1.24 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014. There were 1.8 million shares available for grant under the 2014 Plan at September 30, 2018.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock at the date of award.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of September 30, 2018, there were 2,053,793 shares of restricted stock and 230,770 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $3.53 and $3.25 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of September 30, 2018 there were 1,502,762 unvested performance-based restricted stock awards and performance-based stock options outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September,
	2018	2017
Amortization of share-based compensation during the period	$771	$844
Amounts capitalized in ending inventory	(285)	(360)
Amounts recognized and charged to cost of sales	238	291
Amounts charged against income for the period before tax	$724	$775

4.      Commitments and contingencies — we are involved in legal and governmental proceedings as part of the normal course of our business. Reserves have been established when a loss is considered probable and are based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

5.      Earnings per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018	2017
Net loss	$(8,109)	$(12,254)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(8,109)	$(12,254)
Weighted average number of common shares outstanding basic	44,490	44,085
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding diluted	44,490	44,085
Net loss per common share basic	$(0.18)	$(0.28)
Net loss per common share diluted	$(0.18)	$(0.28)

For the quarters ended September 30, 2018 and September 30, 2017, all options representing the rights to purchase shares, respectively, were not included in the dilutive income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

6.      Revolving credit facility — We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of September 30, 2018, we were in compliance with all of the Revolving Credit Facility covenants.

At September 30, 2018, we had $55.6 million outstanding under the Revolving Credit Facility, $9.5 million of outstanding letters of credit and availability of $72.0 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the first quarter of the current fiscal year from the Revolving Credit Facility of $0.6 million was comprised of interest of $0.4 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the first quarter of the prior fiscal year from the Revolving Credit Facility of $0.4 million was comprised of interest of $0.2 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million.

The fair value of the Company’s debt approximated its carrying amount as of September 30, 2018.

7.      Depreciation — Accumulated depreciation of owned property and equipment at September 30, 2018 and June 30, 2018 was $161.7 million and $157.0 million, respectively.

8.      Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years through fiscal 2013.  The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

The effective tax rates for the quarters ended September 30, 2018 and September 30, 2017 were (1.6%) and (1.5%), respectively. A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the effects of the valuation allowance.

We continue to assess our accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was enacted on December 22, 2017.  Any final calculations will be completed within the one year measurement period ending December 22, 2018, as required under the rules issued by the SEC.  The Company currently expects the effect of the TCJA to have a nominal impact on its annual effective tax rate, given its cumulative loss position and the related valuation allowance. The future impacts of the TCJA may differ due to, among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions we may take as a result of the TCJA.

9.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At September 30, 2018 and June 30, 2018, credit card receivables from third party consumer credit card providers were $10.2 million and $7.9 million, respectively. Such receivables are generally collected within one week of the balance sheet date.

10.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present. As of September 30,

2018, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.3 million, and no impairment was identified or recorded.

11.     Cease use liability — Amounts in “Accrued liabilities” in the Consolidated Balance Sheet at September 30, 2018 include the current portions of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The cease use liability at September 30, 2018 was $47 thousand, and was all classified as short-term. The cease use liability at June 30, 2018 was $77 thousand, and was all classified as short-term. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

12.    Sale-leaseback —During the fourth quarter of fiscal 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we did not consider part of our long-term distribution network, and leased back these facilities through December 2017. We subsequently exercised our option to extend the related lease through March 2018, which was accounted for as an operating lease and has now expired. We had no continuing involvement with the properties sold other than a normal leaseback.

The consideration received for the sale, as reduced by closing and transaction costs, was $8.8 million, and the net book value of properties sold was $5.2 million, resulting in a $3.6 million gain. The gain recognized in fiscal 2016 was $2.5 million, which included the portion of the gain in excess of the present value of the minimum lease payments for the leaseback, and was included in “Other income” in our Consolidated Statement of Operations.  During fiscal 2017, we recognized $0.7 million of the gain. During the first three months of fiscal 2018, we recognized $0.2 million of the gain.  The final $0.2 million gain deferred on the Consolidated Balance Sheet at September 30, 2017 was classified as short-term and was recognized in the second quarter of fiscal 2018.

13.  Capital lease — During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At September 30, 2018, the capital lease asset balance was $0.6 million, the current lease liability was $0.2 million and the long-term lease liability was $0.4 million. The capital lease asset is amortized on a straight-line basis. Capital lease amortization was less than $0.1 million in the first quarters of both fiscal 2019 and 2018.

14.  Recent accounting pronouncements — In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118),” which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As discussed in Note 8, the Company will complete its analysis of the effects of the TJCA within the measurement period in accordance with SAB 118.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and required adoption on a retrospective basis.  The Company adopted ASU 2016-15 in the first quarter of fiscal 2019. The adoption of this standard did not materially impact our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Accounting by entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company is in the process of determining which transition method to apply.  The Company currently expects to adopt this standard in the first quarter of fiscal 2020. While the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements and disclosures, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), an updated standard on revenue recognition, and has since modified the standard with additional ASUs. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The Company adopted this standard in the first quarter of fiscal 2019 using the modified retrospective method, and the adoption did not have a material impact on its consolidated financial statements and disclosures.  See Note 2 for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

•

During the first quarter of fiscal 2019, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which includes (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average four to six thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 719 stores in 40 states as of September 30, 2018. As part of the implementation of our real estate strategy, our store base decreased from 728 stores in 40 states as of September 30, 2017.
•

Net sales for the quarter of fiscal 2019 were $227.3 million, an increase of 3.9% compared to $218.8 million for the same period last year, primarily due to an increase in sales from comparable stores (stores open at least five quarters, including stores relocated in the same market and renovated stores) of 3.8%. The increase in comparable store sales was due to a 1.9% increase in customer transactions along with a 1.9% increase in average ticket.  Sales at the 40 stores relocated during the past 12 months increased approximately 57% on average for the first quarter of fiscal 2019 as compared to the same period last year and contributed approximately 280 basis points of comparable store sales growth. Sales per square foot for the rolling 12 month period ended September 30, 2018 were $117, an increase from $115 for the rolling 12 month period ended September 30, 2017.

•	Cost of sales, as a percentage of net sales, for the first quarter of fiscal 2019 was 63.7%, compared to 64.4% for the same period last year.
•	For the first quarter of fiscal 2019, selling, general and administrative expenses were relatively flat, increasing $0.1 million to $90.0 million, from $89.9 million for the same quarter last year.
•	Our operating loss for the first quarter of fiscal 2019 was $7.6 million compared to an operating loss of $12.0 million for the same period last year.
•	Our net loss for the first quarter of fiscal 2019 was $8.1 million, or $0.18 per share, compared to $12.3 million, or $0.28 per share, for the same period last year.
•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the first quarter of fiscal 2019 was negative $0.9 million compared to negative $5.4 million for the same period last year.  Adjusted EBITDA for the first quarter of fiscal 2019 was negative $0.1 million compared to negative $4.1 million for the same period last year, as shown below.

•

Inventory levels at September 30, 2018 increased $57.5 million to $291.9 million from $234.4 million at June 30, 2018. Compared to the same date last year, inventories increased $8.0 million from $283.9 million at September 30, 2017. The increase in inventory as compared to September 30, 2017 was driven primarily by higher store inventory levels, due to an earlier in-store build in support of the upcoming peak holiday selling season.   Inventory turnover for the trailing five quarters as of September 30, 2018 was 2.6 turns, an improvement from the trailing five quarter turnover as of September 30, 2017 of 2.4 turns.

•

Cash and cash equivalents at September 30, 2018 increased $3.1 million to $12.6 million from $9.5 million at June 30, 2018.  Compared to the same date last year, cash and cash equivalents increased $1.6 million from $11.0 million at September 30, 2017.

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

The following table reconciles net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2018	2017
Net loss (GAAP)	$(8,109)	$(12,254)
Depreciation and amortization	6,554	6,208
Interest expense, net	575	435
Income tax provision/(benefit)	124	179
EBITDA (non-GAAP)	$(856)	$(5,432)
Share based compensation expense (1)	724	775
Cease-use rent expense (2)	65	345
Stockholder nominations related expenses (3)	—	379
Gain on sale of assets (4)	—	(185)
Adjusted EBITDA (non-GAAP)	$(67)	$(4,118)

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

(3)  Adjustment includes only certain incremental expenses which relate to the stockholder nominations as described in our Preliminary and Definitive Proxy Statements filed with the SEC on September 25, 2017 and October 5, 2017, respectively.

(4) Adjustment includes the gain recognized from the sale-leaseback transaction which occurred in the fourth quarter of fiscal 2016.

Three Months Ended September 30, 2018

Compared to the Three Months Ended September 30, 2017

Net sales for the first quarter of fiscal 2019 were $227.3 million, an increase of $8.5 million from $218.8 million in the first quarter of fiscal 2018. Comparable store sales increased 3.8% compared to the first quarter of fiscal 2018. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales was comprised of a 1.9% increase in customer transactions along with a 1.9% increase in average ticket. Our sales results in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 were impacted by the shift of a promotional event from the first quarter to the second quarter of fiscal 2019. Although an estimation, we believe that this shift negatively impacted our first quarter fiscal 2019 comparable store sales performance by approximately 200 basis points.  Non-comparable store sales increased by a total of $0.5 million and resulted in a 20 basis point positive impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales increase was driven by 13 store openings, offset by 22 store closures, which have occurred since the end of the first quarter of fiscal 2018.

	Store Openings/Closings
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Fiscal Year Ended June 30, 2018
Stores open at beginning of period	726	731	731
Stores opened during the period	2	4	15
Stores closed during the period	(9)	(7)	(20)
Stores open at end of period	719	728	726

We ended the first quarter of fiscal 2019 with 719 stores open at September 30, 2018, compared to 728 stores open at September 30, 2017.  We relocated seven existing stores during the first quarter of fiscal 2019 and 12 stores in the first quarter of the prior fiscal year. We expanded one store during the first quarter of fiscal 2019 and expanded 5 stores in the first quarter of the prior fiscal year.

Gross profit for the first quarter of fiscal 2019 was $82.4 million, an increase of 5.6% compared to $78.0 million in gross profit for the first quarter of fiscal 2018. Gross profit as a percentage of net sales was 36.3% for the first quarter of fiscal 2019, compared to 35.6% for the first quarter of fiscal 2018.  The increase in gross margin for the quarter was driven by continued improvements in initial merchandise mark-up and reduced markdowns.  Partially offsetting these improvements were increased freight costs, largely due to transportation cost headwinds along with increased volumes year over year this quarter.

Selling, General & Administrative (SG&A) expenses for the first quarter of fiscal 2019 were relatively flat, increasing 0.1% to $90.0 million, compared to $89.9 million in the same period last year.  As a percentage of net sales, SG&A was 39.6% for the first quarter of fiscal 2019 compared to 41.1% in the same period last year, leveraging approximately 150 basis points.  This decrease in SG&A as a percentage of net sales was driven primarily by leveraging store labor costs, reduced advertising expenses due in part to promotional timing, and reduced real estate projects and related expenses, as well as reductions in certain corporate expenses, including legal and insurance costs, which decreased both in dollars and as a percentage of net sales in the current year quarter from the prior year quarter.  Partially offsetting these decreased costs were higher store rent and depreciation, due in part to our strategy to improve store real estate, along with increased incentive compensation and retention costs.

Our operating loss was $7.6 million for the first quarter of fiscal 2019 as compared to an operating loss of $12.0 million during the first quarter of fiscal 2018.

Interest expense increased $0.2 million to $0.6 million in the first quarter of fiscal 2019 compared to $0.4 million in the first quarter of fiscal 2018, as a result of increased borrowings, as well as higher interest rates, on our Revolving Credit Facility during the first quarter of fiscal 2019. Other income was $0.2 million in the first quarter of fiscal 2019 compared to $0.4 million in the first quarter of fiscal 2018.

Income tax expense for the first quarter of fiscal 2019 was $0.1 million compared to $0.2 million for the same period last year. The effective tax rates for the first quarter of fiscal 2019 and fiscal 2018 were (1.6%) and (1.5%), respectively.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at September 30, 2018. A deviation from the customary relationship between income tax expense and pretax loss results from the effects of the valuation allowance.  We currently expect the effect of the recent tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended September 30, 2018 was $18.4 million compared to net cash provided of $2.6 million for the three months ended September 30, 2017.  The $18.4 million of cash used in operating activities for the three months ended September 30, 2018 was primarily due to an increase in inventory of $57.5 million in preparation for the upcoming peak holiday season and to support sales trends, partially offset by a related increase in accounts payable of $33.6 million and an increase in accrued liabilities of $6.6 million.  Also impacting net cash used in operating activities were a net loss of $8.1 million, adjusted for non-cash items, including depreciation and amortization of $6.6 million, and share based compensation of $0.7 million. There were no significant changes to our vendor payments policy during the three months ended September 30, 2018.

The $2.6 million of cash provided by operating activities for the three months ended September 30, 2017 was primarily due to a net loss of $12.3 million adjusted for non-cash items, including depreciation and amortization of $6.3 million and share based compensation of $0.8 million, which were partially offset by a non-cash gain on sale-leaseback of $0.2 million recorded in other income.  In the first quarter of fiscal 2018, we received $2.0 million in construction allowances from landlords related to our real estate improvement strategy.  Also impacting the cash provided by operating activities in the prior year quarter were an increase in accounts payable of $60.3 million, an increase in accrued liabilities of $6.4 million, and an increase in deferred rent of $2.9 million, which were partially offset by an increase in inventory of $61.9 million in preparation for the prior year holiday selling season and to support sales trends along with an increase in prepaid and other current assets of $1.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2018 and 2017 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $5.1 million and $11.7 million for the three months ended September 30, 2018 and 2017, respectively, primarily related to our store real estate strategy.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, in the range of $15 million to $20 million in fiscal year 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities of $26.5 million for the three months ended September 30, 2018 related to borrowings of $38.3 million, offset by $21.2 million of repayments, on our Revolving Credit Facility, along with a $9.4 million cash overdraft provision.  Net cash provided by financing activities of $13.9 million for the three months ended September 30, 2017 related to $43.1 million of borrowings on our Revolving Credit Facility, offset by repayments of $30.6 million, along with a $1.4 million cash overdraft provision.

Revolving Credit Facility

   We have a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on August 18, 2020 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of September 30, 2018, we were in compliance with all of the Revolving Credit Facility covenants.

At September 30, 2018, we had $55.6 million outstanding under the Revolving Credit Facility, $9.5 million of outstanding letters of credit and availability of $72.0 million. Letters of credit under the Revolving Credit Facility are primarily for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the first quarter of the current fiscal year from the Revolving Credit Facility of $0.6 million was comprised of interest of $0.4 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the first quarter of the prior fiscal year from the Revolving Credit Facility of $0.4 million was comprised of interest of $0.2 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, proceeds from the sale of owned properties and borrowings under our Revolving Credit Facility. Cash and cash equivalents as of September 30, 2018 and 2017, were $12.6 million and $11.0 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2018.

As of September 30, 2018, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Other than as described in Note 14 of our unaudited condensed consolidated financial statements, as of September 30, 2018, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the first quarter of fiscal 2019 were 4.5% of sales compared to 5.0% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at September 30, 2018 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2019 of $1.5 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Recent Accounting Pronouncements

Please refer to Note 14 of our unaudited condensed consolidated financial statements for a summary of recent accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words or words that state other “forward-looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook. Forward looking statements also include statements regarding our sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans, our real estate strategy and merchandising and marketing strategies.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•our ability to successfully implement our long-term business strategy;

•changes in economic and political conditions which may adversely affect consumer spending;

•our ability to identify and respond to changes in consumer trends and preferences;

•our ability to mitigate reductions of customer traffic in shopping centers where our stores are located;

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

•changes in federal tax policy including tarrifs;

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

There have been no material changes to the Company’s market risks as disclosed in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended September 30, 2018 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2018	—	$—	—	$3,187,746
August 1 through August 31, 2018	—	$—	—	$3,187,746
September 1 through September 30, 2018	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the three months ended September 30, 2018, no shares were repurchased under the Repurchase Program.

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

Amended and Restated Bylaws of the Company dated September 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

10.1†

Form of Time-Vesting Restricted Stock Unit Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on September 28, 2018)

10.2†

Form of Cash Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on September 28, 2018)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 1, 2018	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)