Form 10-Q
period 2018-12-31
TUESDAY MORNING CORP/DE
filed 2019-01-31
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2019
Common Stock, par value $0.01 per share	46,801,336

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2018 (unaudited) and June 30, 2018

(In thousands, except share and per share data)

	December 31,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,121	$9,510
Inventories	226,903	234,365
Prepaid expenses	5,517	6,301
Other current assets	2,244	1,206
Total Current Assets	240,785	251,382
Property and equipment, net	114,887	121,117
Deferred financing costs	513	671
Other assets	3,143	3,086
Total Assets	$359,328	$376,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,438	$88,912
Accrued liabilities	56,606	41,765
Income taxes payable	135	66
Total Current Liabilities	136,179	130,743

Borrowings under revolving credit facility	5,000	38,480
Deferred rent	23,444	22,883
Asset retirement obligation — non-current	3,002	3,100
Other liabilities — non-current	1,786	796
Total Liabilities	169,411	196,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 48,584,997 shares issued and 46,801,336 shares outstanding at December 31, 2018 and 47,648,958 shares issued and 45,865,297 shares outstanding at June 30, 2018	469	469
Additional paid-in capital	239,723	237,957
Retained deficit	(43,463)	(51,360)
Less: 1,783,661 common shares in treasury, at cost, at December 31, 2018 and 1,783,661 common shares in treasury, at cost, at June 30, 2018	(6,812)	(6,812)
Total Stockholders’ Equity	189,917	180,254
Total Liabilities and Stockholders’ Equity	$359,328	$376,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$338,418	$333,807	$565,731	$552,564
Cost of sales	221,673	228,122	366,568	368,929
Gross profit	116,745	105,685	199,163	183,635
Selling, general and administrative expenses	100,437	97,409	190,442	187,353
Operating income/(loss)	16,308	8,276	8,721	(3,718)
Other income/(expense):
Interest expense	(767)	(542)	(1,355)	(980)
Other income, net	242	371	432	728
Other income/(expense), total	(525)	(171)	(923)	(252)
Income/(loss) before income taxes	15,783	8,105	7,798	(3,970)
Income tax benefit	(223)	(587)	(99)	(408)
Net income/(loss)	$16,006	$8,692	$7,897	$(3,562)
Earnings Per Share
Net income/(loss) per common share:
Basic	$0.35	$0.19	$0.17	$(0.08)
Diluted	$0.35	$0.19	$0.17	$(0.08)
Weighted average number of common shares:
Basic	44,733	44,260	44,612	44,173
Diluted	44,736	44,263	44,618	44,173
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income/(loss)	$7,897	$(3,562)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	13,283	12,724
Amortization of financing fees	158	157
Gain on disposal of assets	(18)	(59)
Gain on sale-leaseback	—	(371)
Share-based compensation	1,832	1,946
Construction allowances from landlords	598	3,503
Change in operating assets and liabilities:
Inventories	7,389	1,774
Prepaid and other current assets	(42)	(1,391)
Accounts payable	(15,244)	14,433
Accrued liabilities	15,869	7,488
Deferred rent	(38)	2,760
Income taxes payable	73	147
Other liabilities — non-current	957	661
Net cash provided by operating activities	32,714	40,210
Cash flows from investing activities:
Capital expenditures	(8,067)	(19,532)
Purchase of intellectual property	(273)	(13)
Proceeds from sale of assets	21	59
Net cash used in investing activities	(8,319)	(19,486)
Cash flows from financing activities:
Proceeds under revolving credit facility	86,600	87,800
Repayments under revolving credit facility	(120,080)	(118,300)
Change in cash overdraft	5,770	13,001
Payments on capital leases	(81)	(79)
Proceeds from exercise of common stock options and stock purchase plan purchases	7	—
Net cash used in financing activities	(27,784)	(17,578)
Net increase (decrease) in cash and cash equivalents	(3,389)	3,146
Cash and cash equivalents, beginning of period	9,510	6,263
Cash and cash equivalents, end of period	$6,121	$9,409

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

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The consolidated balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the three and six month period ended December 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2019, which we refer to as fiscal 2019.

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

2.       Revenue Recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, and we use historical customer return behavior to estimate our reserve requirements.  Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), adopted in the first quarter of fiscal 2019 as discussed in Note 14 below, required a change in presentation of the sales return reserve on the balance sheet, which we previously presented net of the estimated value of returned merchandise, but is now being presented on a gross basis.  In the first quarter of fiscal 2019, we recorded an immaterial adjustment to present the reserve on a gross basis, increasing “Accrued Liabilities” and recording the corresponding returns asset, as evaluated for impairment, in “Other Assets,” in the Consolidated Balance Sheet. No impairment of the returns asset was indicated or recorded as of December 31, 2018.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.2 million in the second quarter of fiscal 2019 and was $0.3 million in the second quarter of fiscal 2018.  Breakage income recognized was $0.3 million for the six months ended December 31, 2018 and was $0.4 million for the six months ended December 31, 2017.  The gift card liability is included in “Accrued Liabilities” in the Consolidated Balance Sheet at December 31, 2018.

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

   Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on December 31, 2018, range between $1.24 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014. There were 1.7 million shares available for grant under the 2014 Plan at December 31, 2018.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock at the date of award.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of December 31, 2018, there were 2,010,518 shares of restricted stock and 230,770 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $3.52 and $2.24 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of December 31, 2018 there were 1,502,762 unvested performance-based restricted stock awards and performance-based stock options outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Amortization of share-based compensation during the period	$988	$988	$1,759	$1,831
Amounts capitalized in ending inventory	(332)	(363)	(617)	(723)
Amounts recognized and charged to cost of sales	452	546	690	838
Amounts charged against income for the period before tax	$1,108	$1,171	$1,832	$1,946

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

5.      Earnings per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net Income/(loss)	$16,006	$8,692	$7,897	$(3,562)
Less: Income to participating securities	(159)	(156)	(96)	—
Net Income/(loss) attributable to common shares	$15,847	$8,536	$7,801	$(3,562)
Weighted average number of common shares outstanding basic	44,733	44,260	44,612	44,173
Effect of dilutive stock equivalents	3	3	6	—
Weighted average number of common shares outstanding diluted	44,736	44,263	44,618	44,173
Net income/(loss) per common share basic	$0.35	$0.19	$0.17	$(0.08)
Net income/(loss) per common share diluted	$0.35	$0.19	$0.17	$(0.08)

For each of the quarters ended December 31, 2018 and December 31, 2017, options representing the rights to purchase approximately 4.0 million weighted average were not included in the dilutive income per share calculation, because the assumed exercise of such options would have been anti-dilutive.  For the six months ended December 31, 2018, options and awards representing rights to purchase approximately 3.9 million weighted average shares were excluded from the diluted loss per share calculation as we had a net loss for the periods and the assumed exercise of such options and awards would have been anti-dilutive.  For the six months ended December 31, 2017, all options and awards representing rights to purchase shares were excluded from the diluted loss per share calculation as we had a net loss for the period and the assumed exercise of such options and awards would have been anti-dilutive.

6.      Revolving credit facility — We are party to a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million (the “Revolving Credit Facility”) which originally was scheduled to mature on August 18, 2020.  On January 29, 2019, the Revolving Credit Facility was amended to extend the maturity date to January 29, 2024.  The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility, in some instances, limits our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we are required to, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of December 31, 2018, we were in compliance with all of the Revolving Credit Facility covenants.

At December 31, 2018, we had $5.0 million outstanding under the Revolving Credit Facility, $10.1 million of outstanding letters of credit and availability of $93.7 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the second quarter of the current fiscal year from the Revolving Credit Facility of $0.8 million was comprised of interest of $0.6 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $0.5 million was comprised of interest of $0.3 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the six months ended December 31, 2018 of $1.4 million was comprised of interest of $1.0 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million. Interest expense for the six months ended December 31, 2017 of $1.0 million was comprised of interest of $0.6 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million.

The fair value of the Company’s debt approximated its carrying amount as of December 31, 2018.

7.      Depreciation — Accumulated depreciation of owned property and equipment at December 31, 2018 and June 30, 2018 was $168.0 million and $157.0 million, respectively.

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

The effective tax rates for the quarters ended December 31, 2018 and December 31, 2017 were (1.4%) and (7.2%), respectively. The effective tax rates for the six months ended December 31, 2018 and December 31, 2017 were (1.3%) and 10.3%, respectively. The income tax benefit in the prior year included a favorable tax impact of approximately $0.5 million resulting from the release of a valuation allowance on deferred taxes due to enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”).  A full valuation allowance is currently recorded against substantially all of the Company’s other deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the effects of the valuation allowance.

We have completed our accounting for the impact of the enactment of the TCJA, within the one year measurement period ending December 22, 2018, as required under the rules issued by the SEC.  In the second fiscal quarter of 2018, we applied the provisions of the newly enacted TCJA, resulting in an approximate $0.5 million income tax benefit connected with future refunds of alternative minimum tax credits no longer requiring a valuation allowance.  In the third fiscal quarter of 2018, we recognized a $0.1 million additional benefit related to this matter. The impact of the new tax law, including the remeasurement of our deferred taxes at the new corporate tax rate, did not have a material impact on our deferred taxes as substantially all of our other deferred tax assets have corresponding valuation allowances.  The Company currently expects the effect of the TCJA to have a nominal impact on its annual effective tax rate, given its cumulative loss position and the related valuation allowance.

9.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  At December 31, 2018 and June 30, 2018, credit card receivables from third party consumer credit card providers were $3.6 million and $7.9 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

10.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of December 31, 2018, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.3 million, and no impairment was identified or recorded.

11.     Cease use liability — Amounts in “Accrued liabilities” in the Consolidated Balance Sheet at December 31, 2018 include the current portions of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The cease use liability at December 31, 2018 was $18 thousand, and was all classified as short-term. The cease use liability at June 30, 2018 was $77 thousand, and was all classified as short-term. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

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

13.  Capital lease — During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At December 31, 2018, the capital lease asset balance was $0.5 million, the current lease liability was $0.2 million and the long-term lease liability was $0.4 million. The capital lease asset is amortized on a straight-line basis. Capital lease amortization was less than $0.1 million in the second quarters of both fiscal 2019 and 2018.

14.  Recent accounting pronouncements — In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118),” which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As discussed in Note 8, the Company has completed its analysis of the effects of the TCJA within the measurement period in accordance with SAB 118.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Accounting by entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company currently plans to elect this transition option.  The Company will adopt this standard in the first quarter of fiscal 2020. While the Company is currently evaluating the provisions of ASU 2016-02, including which practical expedients to apply, to assess the impact on the Company’s consolidated financial statements and disclosures, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

•

During the second quarter of fiscal 2019, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which includes (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average four to six thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 720 stores in 40 states as of December 31, 2018. As part of the implementation of our real estate strategy, our store base decreased from 724 stores in 40 states as of December 31, 2017.
•

Net sales for the second quarter of fiscal 2019 were $338.4 million, an increase of 1.4% compared to $333.8 million for the same period last year, primarily due to an increase in sales from comparable stores (stores open at least five quarters, including stores relocated in the same market and renovated stores) of 1.9%. The increase in comparable store sales was due to a 1.1% increase in customer transactions along with a 0.8% increase in average ticket. Sales at stores relocated during the past 12 months increased approximately 46% on average for the second quarter of fiscal 2019 as compared to the same period last year and contributed approximately 170 basis points of comparable store sales growth. Net sales for the first six months of fiscal 2019 were $565.7 million, an increase of $13.1 million, from $552.6 million for the same period last year.  Comparable store sales for the six months ended December 31, 2018 increased by 2.6%, compared to the same period last year, which was due to a 1.4% increase in customer transactions as well as a 1.2% increase in average ticket.  Sales at stores relocated during the past 12 months increased approximately 51% on average for the first six months of fiscal 2019 as compared to the same period last year and contributed approximately 210 basis points of comparable store sales growth.  Sales per square foot for the rolling 12 month period ended December 31, 2018 were $117, an increase from $115 for the rolling 12 month period ended December 31, 2017.

•

Cost of sales, as a percentage of net sales, for the second quarter of fiscal 2019 was 65.5%, compared to 68.3% for the same period last year.  Cost of sales, as a percentage of net sales, for the first six months of fiscal 2019 was 64.8%, compared to 66.8% for the same period last year.

•

For the second quarter of fiscal 2019, selling, general and administrative expenses increased $3.0 million to $100.4 million, from $97.4 million for the same quarter last year. For the first six months of fiscal 2019, selling, general and administrative expenses increased $3.0 million to $190.4 million, from $187.4 million for the same period last year.

•

Our operating income for the second quarter of fiscal 2019 was $16.3 million compared to operating income of $8.3 million for the same period last year. Our operating income for the six months ended December 31, 2018 was $8.7 million compared to an operating loss of $3.7 million for the same period last year.

•

Our net income for the second quarter of fiscal 2019 was $16.0 million, or $0.35 per share, compared to $8.7 million, or $0.19 per share, for the same period last year. Our net income for the six months ended December 31, 2018 was $7.9 million, or $0.17 per share, compared to a net loss of $3.6 million, or $0.08 per share, for the same period last year.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the second quarter of fiscal 2019 was $23.3 million compared to $15.2 million for the same period last year.  Adjusted EBITDA for the second quarter of fiscal 2019 was $24.4 million compared to $16.6 million for the same period last year. EBITDA for the first six months of fiscal 2019 was $22.4 million compared to $9.7 million for the prior year period.  Adjusted EBITDA for the first six months of fiscal 2019 was $24.3 million compared to $12.5 million for the same period last year, as shown below.

•

Inventory levels at December 31, 2018 decreased $7.5 million to $226.9 million from $234.4 million at June 30, 2018. Compared to the same date last year, inventories increased $6.9 million from $220.0 million at December 31, 2017. The increase in inventory as compared to December 31, 2017 was driven primarily by higher store inventory levels.   Inventory turnover for the trailing five quarters as of December 31, 2018 was 2.7 turns, an improvement from the trailing five quarter turnover as of December 31, 2017 of 2.6 turns.

•

Cash and cash equivalents at December 31, 2018 decreased $3.4 million to $6.1 million from $9.5 million at June 30, 2018. Compared to the same date last year, cash and cash equivalents decreased $3.3 million from $9.4 million at December 31, 2017.

•

Subsequent to the end of the second quarter of fiscal 2019, on January 29, 2019, we entered into an amendment to extend the maturity date of our asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million (the “Revolving Credit Facility”) that originally was scheduled to mature on August 18, 2020.  The Revolving Credit Facility, as amended, now matures on January 29, 2024.  See “—Liquidity and Capital Resources—Revolving Credit Facility” below.

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

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income/(loss) (GAAP)	$16,006	$8,692	$7,897	$(3,562)
Depreciation and amortization	6,729	6,516	13,283	12,724
Interest expense, net	760	530	1,335	965
Income tax benefit	(223)	(587)	(99)	(408)
EBITDA (non-GAAP)	$23,272	$15,151	$22,416	$9,719
Share based compensation expense (1)	1,108	1,171	1,832	1,946
Cease-use rent expense (2)	7	449	72	794
Stockholder nominations related expenses (3)	—	29	-	408
Gain on sale of assets (4)	—	(186)	-	(371)
Adjusted EBITDA (non-GAAP)	$24,387	$16,614	$24,320	$12,496

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

(4) Adjustment includes the deferred gain recognized from the sale-leaseback transaction which occurred in the fourth quarter of fiscal 2016.

Three Months Ended December 31, 2018

Compared to the Three Months Ended December 31, 2017

Net sales for the second quarter of fiscal 2019 were $338.4 million, an increase of $4.6 million from $333.8 million in the second quarter of fiscal 2018. Comparable store sales increased 1.9% compared to the second quarter of fiscal 2018. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales was comprised of a 1.1% increase in customer transactions along with a 0.8% increase in average ticket. Our sales results in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 were impacted by the shift of a promotional event from the first quarter to the second quarter of fiscal 2019. Although we had one more traditional ad event in the second quarter this year as compared to the prior year period, the total inventory buy and advertising spend supporting these events was less in the current year period as compared to the prior year period, resulting in reduced sales, negatively impacting comparable store sales results for the quarter.  Non-comparable store sales decreased by a total of $1.5 million and resulted in a 50 basis point negative impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 15 store closures, partially offset by 11 store openings, which have occurred since the end of the second quarter of fiscal 2018.

	Store Openings/Closings
	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Fiscal Year Ended June 30, 2018
Stores open at beginning of period	719	728	731
Stores opened during the period	2	4	15
Stores closed during the period	(1)	(8)	(20)
Stores open at end of period	720	724	726

We ended the second quarter of fiscal 2019 with 720 stores open at December 31, 2018, compared to 724 stores open at December 31, 2017.  We relocated three existing stores during the second quarter of fiscal 2019 and 14 stores in the second quarter of the prior fiscal year. We expanded no stores during the second quarter of fiscal 2019 and expanded 2 stores in the second quarter of the prior fiscal year.

Gross profit for the second quarter of fiscal 2019 was $116.7 million, an increase of 10.4% compared to $105.7 million in gross profit for the second quarter of fiscal 2018. Gross profit as a percentage of net sales was 34.5% for the second quarter of fiscal 2019, compared to 31.7% for the second quarter of fiscal 2018.  The increase in gross margin for the quarter was driven by continued improvements in initial merchandise mark-up, partially resulting from our strategy to reduce reliance on our traditional ad events, reduced markdowns, and lower supply chain costs.  Partially offsetting these improvements were increased freight costs, largely due to transportation cost headwinds along with increased volumes year over year.

Selling, General & Administrative (SG&A) expenses for the second quarter of fiscal 2019 increased 3.1% to $100.4 million, compared to $97.4 million in the same period last year.  As a percentage of net sales, SG&A was 29.7% for the second quarter of fiscal 2019 compared to 29.2% in the same period last year, deleveraging approximately 50 basis points.  This increase in SG&A was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, along with increased advertising costs, increased incentive compensation and retention costs, and was partially offset by reduced store labor costs, which leveraged as a percentage of net sales.

Our operating income was $16.3 million for the second quarter of fiscal 2019 as compared to $8.3 million during the second quarter of fiscal 2018.

Interest expense increased $0.3 million to $0.8 million in the second quarter of fiscal 2019 compared to $0.5 million in the second quarter of fiscal 2018, as a result of increased borrowings, as well as higher interest rates, on our Revolving Credit Facility during the second quarter of fiscal 2019. Other income was $0.2 million in the second quarter of fiscal 2019 compared to $0.4 million in the second quarter of fiscal 2018.

Income tax benefit for the second quarter of fiscal 2019 was $0.2 million compared to $0.6 million for the same period last year.  The income tax benefit in the prior year included a favorable tax impact of approximately $0.5 million resulting from the release of a valuation allowance on deferred taxes due to enactment of the TCJA. The effective tax rates for the second quarter of fiscal 2019 and fiscal 2018 were (1.4%) and (7.2%), respectively.  We currently expect the effect of the TCJA tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our other deferred tax assets at December 31, 2018. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Six Months Ended December 31, 2018

Compared to the Six Months Ended December 31, 2017

Net sales for the first six months of fiscal 2019 were $565.7 million, an increase of $13.1 million from $552.6.0 million in the same period last year. Comparable store sales increased 2.6% compared to the same period in fiscal 2018. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. The increase in comparable store sales was comprised of a 1.4% increase in customer transactions and a 1.2% increase in average ticket. Non-comparable store sales decreased by a total of $1.0 million, and resulted in a 20 basis point negative impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 30 store closures, partially offset by 19 store openings, which have occurred since the beginning of the prior fiscal year.

	Store Openings/Closings
	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017	Fiscal Year Ended June 30, 2018
Stores open at beginning of period	726	731	731
Stores opened during the period	4	8	15
Stores closed during the period	(10)	(15)	(20)
Stores open at end of period	720	724	726

We ended the first six months of fiscal 2019 with 720 stores, compared to 724 stores at the end of the first six months of the prior year.  We relocated 10 existing stores during the first six months of fiscal 2019 and 26 stores in the first six months of the prior fiscal year. We expanded one store during the first six months of fiscal 2019 and seven stores in the first six months of the prior fiscal year.

Gross profit for the first six months of fiscal 2019 was $199.2 million, an increase of 8.5% compared to $183.6 million in gross profit for the same period of fiscal 2018. Gross profit as a percentage of net sales was 35.2% for the first six months of fiscal 2019, compared to 33.2% for the same period of fiscal 2018. The increase in gross margin for the six months was driven by continued improvements in initial merchandise mark-up, partially resulting from our strategy to reduce reliance on our traditional ad events, reduced markdowns, and lower supply chain costs.  Partially offsetting these improvements were increased freight costs, largely due to transportation cost headwinds along with increased volumes year over year.

SG&A expenses for the first six months of fiscal 2019 increased 1.6% to $190.4 million, compared to $187.4 million in the same period of fiscal 2018.  As a percentage of net sales, SG&A was 33.7% for the first six months of fiscal 2019 compared to 33.2% in the same period last year. This increase in SG&A was driven primarily by higher store rent and depreciation, due in part to our strategy to improve store real estate, as well as increased incentive compensation and retention costs, and was partially offset by reduced store labor costs, which leveraged as a percentage of net sales.

Our operating income was $8.7 million for the first six months of fiscal 2019 as compared to an operating loss of $3.7 million during the same period in fiscal 2018.

Interest expense increased $0.4 million to $1.4 million in the first six months of fiscal 2019 compared to $1.0 million in the same period of fiscal 2018, as a result of increased borrowings, as well as higher interest rates on our Revolving Credit Facility, during the first six months of fiscal 2019. Other income was $0.4 million in the first six months of fiscal 2019 compared to $0.7 million in the first six months of fiscal 2018.

Income tax benefit for the first six months of fiscal 2019 was a $0.1 million compared to $0.4 million for the same period last year. The income tax benefit in the prior year included a favorable tax impact of approximately $0.5 million resulting from the release of a valuation allowance on deferred taxes due to enactment of the TCJA. The effective tax rates for the first six months of fiscal 2019 and fiscal 2018 were (1.3%) and 10.3%, respectively. We currently expect the effect of the TCJA tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our other deferred tax assets at December 31, 2018. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2018 was $32.7 million compared to $40.2 million for the six months ended December 31, 2017.  The $32.7 million of cash provided by operating activities for the six months ended December 31, 2018 was primarily due to a decrease in inventory of $7.4 million due to holiday season sales, along with a related decrease in accounts payable of $15.2 million and an increase in accrued liabilities of $15.9 million, and increased non-current liabilities of $1.0 million.  In the first six months of fiscal 2019, we received $0.6 million in construction allowances from landlords related to our real estate improvement strategy.  Also impacting net cash used in operating activities were net income of $7.9 million, adjusted for non-cash items, including depreciation and amortization of $13.4 million, and share based compensation of $1.8 million. There were no significant changes to our vendor payments policy during the six months ended December 31, 2018.

The $40.2 million of cash provided by operating activities for the six months ended December 31, 2017 was primarily due to an increase in accounts payable of $14.4 million due to increased merchandise purchases in the current quarter, and an increase in accrued liabilities of $7.5 million, an increase in deferred rent of $2.8 million, along with a decrease in inventory of $1.7 million, partially offset by increased prepaid and other current assets of $1.4 million.  In the first six months of fiscal 2018, we received $3.5 million in construction allowances from landlords related to our real estate improvement strategy.  Also impacting net cash used in operating activities was a net loss of $3.6 million, adjusted for non-cash items, including depreciation and amortization of $12.9 million, along with share based compensation of $1.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2018 and 2017 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $8.3 million and $19.5 million for the six months ended December 31, 2018 and 2017, respectively, primarily related to our store real estate strategy.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, in the range of $12 million to $15 million in fiscal year 2019.

Cash Flows from Financing Activities

Net cash used in financing activities of $27.8 million for the six months ended December 31, 2018 related to $120.0 million of repayments on our Revolving Credit Facility, offset by borrowings of $86.6 million, partially offset by a $5.8 million cash overdraft provision.  Net cash used in financing activities of $17.6 million for the six months ended December 31, 2017 related to $118.3 million of repayments on our Revolving Credit Facility, offset by borrowings of $87.8 million, partially offset by a $13.0 million cash overdraft provision.

Revolving Credit Facility

We are party to a credit agreement providing for an asset-based, five year senior secured revolving credit facility in the amount of up to $180.0 million that originally was scheduled to mature on August 18, 2020.  On January 29, 2019, we entered into an amendment to the Revolving Credit Facility to extend the maturity date to January 29, 2024.  The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the, payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

At December 31, 2018, we had $5.0 million outstanding under the Revolving Credit Facility, $10.1 million of outstanding letters of credit and availability of $93.7 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at LIBOR or the prime rate, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the second quarter of the current fiscal year from the Revolving Credit Facility of $0.8 million was comprised of interest of $0.6 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $0.5 million was comprised of interest of $0.3 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the six months ended December 31, 2018 of $1.4 million was comprised of interest of $1.0 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million. Interest expense for the six months ended December 31, 2017 of $1.0 million was comprised of interest of $0.6 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility.  Cash and cash equivalents as of December 31, 2018 and 2017, were $6.1 million and $9.4 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Given the seasonality of our business, the amount of borrowings under our New Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our New Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2018.

As of December 31, 2018, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Other than as described in Note 14 of our unaudited condensed consolidated financial statements, as of December 31, 2018, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the second quarter of fiscal 2019 were 4.1% of sales compared to 5.1% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at December 31, 2018 would result in a decline in gross profit and earnings per share for the second quarter of fiscal 2019 of $1.1 million and $0.02, respectively.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended December 31, 2018 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2018	—	$—	—	$3,187,746
November 1 through November 30, 2018	—	$—	—	$3,187,746
December 1 through December 31, 2018	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the three months ended December 31, 2018, no shares were repurchased under the Repurchase Program.

Item 5.	Other Information

Entry Into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On January 29, 2019 (the “Closing Date”), the Company entered into a Second Amendment (the “Amendment”), among Tuesday Morning, Inc., as the Borrower, TMI Holdings, Inc. (“TMI Holdings”), the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the other parties party thereto, which amends that certain Credit Agreement, dated as of August 18, 2015, by and among the Company, the Borrower, TMI Holdings, the lenders party thereto, the Administrative Agent and the other parties party thereto (as amended by that certain Corrective Amendment dated October 17, 2015, the “Existing Credit Agreement” and as further amended by the Amendment, the “Credit Agreement”).

Pursuant to the Amendment, the Existing Credit Agreement has been amended to, among other things:

Borrowing Base.  Increase the advance rate for eligible inventory (including in-transit and eligible inventory supported by letters of credit) to 92.5% for the period of October 1 through December 31 of each year.

Consolidated Fixed Charge Coverage Ratio.  Cause the numerator of such ratio to be calculated by reference to EBITDAR (EBITDA plus rent expense) and the denominator to include rent expense.

Letter of Credit Subline.  Decrease the letter of credit subline to $20,000,000 (but permit the same to be increased to up to $50,000,000 in the future, subject to the satisfaction of certain conditions).

Maturity.  The revolving credit facility will mature on January 29, 2024.

The amount of the revolving facility governed by the Credit Agreement and the interest rate margins applicable thereto, as well as the other material terms of the Existing Credit Agreement (other than those described above), remain unchanged.

The summary set forth above is not intended to be complete and is qualified in its entirety by reference to the full text of the Amendment attached hereto as Exhibit 10.1.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On January 29, 2019, the Board of Directors of the Company appointed Kelly Munsch as Vice President, Chief Accounting Officer and Controller of the Company, effective February 1, 2019.  Stacie R. Shirley, who previously acted as principal accounting officer of the Company, will continue to serve as Executive Vice President and Chief Financial Officer of the Company.

Ms. Munsch, age 51, has served as the Company's Vice President and Controller since November 2014. From July 2015 to January 2016, Ms. Munsch served as Interim Principal Financial Officer and Interim Chief Accounting Officer. Prior to November 2014 she had served as the Company's Assistant Controller since joining the Company in October 2013.

In her position as Chief Accounting Officer, Ms. Munsch will receive an annual base salary of $240,000 and her annual target bonus opportunity will be 30% of her annual base salary. In addition, pursuant to a retention agreement with the Company, Ms. Munsch will be entitled to receive a retention payment of $155,000 in February 2020 in the event she remains employed by the Company through February 1, 2020.

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

Second Amendment, among Tuesday Morning, Inc., as the Borrower, TMI Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties party thereto, which amends that certain Credit Agreement, dated as of August 18, 2015

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: January 31, 2019	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)