Form 10-Q
period 2019-03-31
TUESDAY MORNING CORP/DE
filed 2019-05-07
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TUES	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, par value $0.01 per share	46,710,278

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2019 (unaudited) and June 30, 2018

(In thousands, except share and per share data)

	March 31,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	13,768	$9,510
Inventories	238,280	234,365
Prepaid expenses	4,756	6,301
Other current assets	2,052	1,206
Total Current Assets	258,856	251,382
Property and equipment, net	111,518	121,117
Deferred financing costs	1,050	671
Other assets	3,185	3,086
Total Assets	$374,609	$376,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	82,954	$88,912
Accrued liabilities	46,114	41,765
Income taxes payable	141	66
Total Current Liabilities	129,209	130,743

Borrowings under revolving credit facility	35,200	38,480
Deferred rent	23,864	22,883
Asset retirement obligation — non-current	3,002	3,100
Other liabilities — non-current	809	796
Total Liabilities	192,084	196,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 48,523,910 shares issued and 46,740,249 shares outstanding at March 31, 2019 and 47,648,958 shares issued and 45,865,297 shares outstanding at June 30, 2018	465	469
Additional paid-in capital	240,623	237,957
Retained deficit	(51,751)	(51,360)
Less: 1,783,661 common shares in treasury, at cost, at March 31, 2019 and 1,783,661 common shares in treasury, at cost, at June 30, 2018	(6,812)	(6,812)
Total Stockholders’ Equity	182,525	180,254
Total Liabilities and Stockholders’ Equity	$374,609	$376,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$210,984	$223,296	$776,716	$775,860
Cost of sales	134,486	142,993	501,054	511,922
Gross profit	76,498	80,303	275,662	263,938
Selling, general and administrative expenses	84,309	88,092	274,751	275,445
Operating income/(loss)	(7,811)	(7,789)	911	(11,507)
Other income/(expense):
Interest expense	(513)	(493)	(1,868)	(1,473)
Other income, net	165	179	597	907
Other income/(expense) total	(348)	(314)	(1,271)	(566)
Loss before income taxes	(8,159)	(8,103)	(360)	(12,073)
Income tax provision/(benefit)	130	(23)	31	(431)
Net loss	$(8,289)	$(8,080)	$(391)	$(11,642)
Earnings Per Share
Net loss per common share:
Basic	$(0.18)	$(0.18)	$(0.01)	$(0.26)
Diluted	$(0.18)	$(0.18)	$(0.01)	$(0.26)
Weighted average number of common shares:
Basic	44,811	44,365	44,677	44,236
Diluted	44,811	44,365	44,677	44,236
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended March 31, 2019

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Balance at December 31, 2018	46,801	$469	$239,723	$(43,462)	$(6,812)	$189,918
Net loss	—	—	—	(8,289)	—	(8,289)
Share-based compensation expense	—	—	896	—	—	896
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(61)	(4)	4	—	—	—
Balance at March 31, 2019	46,740	$465	$240,623	$(51,751)	$(6,812)	$182,525

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended March 31, 2018

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Stock	Equity
Balance at December 31, 2017	45,919	$469	$236,436	$(32,984)	$(6,812)	$197,109
Net loss	—	—	—	(8,080)	—	(8,080)
Share-based compensation expense	—	—	860	—	—	860
Shares issued in connection with exercises of employee stock options	3	—	3	—	—	3
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	2	—	—	—	—	—
Balance at March 31, 2018	45,924	$469	$237,299	$(41,064)	$(6,812)	$189,892

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Nine Months Ended March 31, 2019

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254
Net loss	—	—	—	(391)	—	(391)
Share-based compensation expense	—	—	2,655	—	—	2,655
Shares issued in connection with exercises of employee stock options	3	—	7	—	—	7
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	872	(4)	4	—	—	—
Balance at March 31, 2019	46,740	$465	$240,623	$(51,751)	$(6,812)	$182,525

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Nine Months Ended March 31, 2018

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Stock	Equity
Balance at June 30, 2017	45,121	$469	$234,604	$(29,422)	$(6,812)	$198,839
Net loss	—	—	—	(11,642)	—	(11,642)
Share-based compensation expense	—	—	2,691	—	—	2,691
Shares issued in connection with exercises of employee stock options	3	—	4	—	—	4
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	800	—	—	—	—	—
Balance at March 31, 2018	45,924	$469	$237,299	$(41,064)	$(6,812)	$189,892

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(391)	$(11,642)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	19,727	19,087
Amortization of financing fees	220	236
Gain on disposal of assets	(10)	(69)
Gain on sale-leaseback	—	(371)
Share-based compensation	2,671	2,729
Deferred income taxes	—	(571)
Construction allowances from landlords	1,121	6,688
Change in operating assets and liabilities:
Inventories	(3,931)	(23,122)
Prepaid and other current assets	885	883
Accounts payable	(15,349)	19,396
Accrued liabilities	5,063	2,199
Deferred rent	(141)	1,921
Income taxes payable	82	71
Other liabilities — non-current	34	367
Net cash provided by operating activities	9,981	17,802
Cash flows from investing activities:
Capital expenditures	(10,924)	(25,552)
Purchase of intellectual property	(292)	(30)
Proceeds from sale of assets	25	69
Net cash used in investing activities	(11,191)	(25,513)
Cash flows from financing activities:
Proceeds under revolving credit facility	156,200	153,900
Repayments under revolving credit facility	(159,480)	(140,000)
Change in cash overdraft	9,391	(60)
Payments on capital leases	(121)	(119)
Proceeds from exercise of common stock options and stock purchase plan purchases	7	4
Payment of financing fees	(529)	—
Net cash provided by financing activities	5,468	13,725
Net increase in cash and cash equivalents	4,258	6,014
Cash and cash equivalents, beginning of period	9,510	6,263
Cash and cash equivalents, end of period	$13,768	$12,277

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

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The consolidated balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The results of operations for the three and nine month periods ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2019, which we refer to as fiscal 2019.

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

2.       Revenue Recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, and we use historical customer return behavior to estimate our reserve requirements.  Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), adopted in the first quarter of fiscal 2019 as discussed in Note 14 below, required a change in presentation of the sales return reserve on the balance sheet, which we previously presented net of the estimated value of returned merchandise, but is now being presented on a gross basis.  In the first quarter of fiscal 2019, we recorded an immaterial adjustment to present the reserve on a gross basis, increasing “Accrued Liabilities” and recording the corresponding returns asset, as evaluated for impairment, in “Other Assets,” in the Consolidated Balance Sheet. No impairment of the returns asset was indicated or recorded as of March 31, 2019.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was less than $0.01 million in the third quarter of fiscal 2019 and was $0.2 million in the third quarter of fiscal 2018.  Breakage income recognized was $0.3 million for the nine months ended March 31, 2019 and was $0.6 million for the nine months ended March 31, 2018.  The gift card liability is included in “Accrued Liabilities” in the Consolidated Balance Sheet at March 31, 2019.

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on March 31, 2019, range between $1.80 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014. There were 1.9 million shares available for grant under the 2014 Plan at March 31, 2019.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock at the date of award.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of March 31, 2019, there were 1,910,659 shares of restricted stock and 230,770 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $2.07 and $3.49 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of March 31, 2019 there were 1,481,507 unvested performance-based restricted stock awards and performance-based stock options outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Amortization of share-based compensation during the period	$896	$860	$2,655	$2,691
Amounts capitalized in ending inventory	(275)	(318)	(892)	(1,041)
Amounts recognized and charged to cost of sales	218	242	908	1,079
Amounts charged against income for the period before tax	$839	$784	$2,671	$2,729

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

5.      Earnings per common share — The following table sets forth the computation of basic and diluted income/(loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(8,289)	$(8,080)	$(391)	$(11,642)
Less: Income to participating securities	—	—	—	—
Net loss attributable to common shares	$(8,289)	$(8,080)	$(391)	$(11,642)
Weighted average number of common shares outstanding basic	44,811	44,365	44,677	44,236
Effect of dilutive stock equivalents	—	—	—	—
Weighted average number of common shares outstanding diluted	44,811	44,365	44,677	44,236
Net loss per common share basic	$(0.18)	$(0.18)	$(0.01)	$(0.26)
Net loss per common share diluted	$(0.18)	$(0.18)	$(0.01)	$(0.26)

For the quarters and year to date periods ended March 31, 2019 and March 31, 2018, all options representing the rights to purchase shares, respectively, were not included in the dilutive income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

6.      Revolving credit facility — We are party to a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million (the “Revolving Credit Facility”) which originally was scheduled to mature on August 18, 2020.  On January 29, 2019, the Revolving Credit Facility was amended to extend the maturity date to January 29, 2024.  The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility, in some instances, limits our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we are required to, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of March 31, 2019, we were in compliance with all of the Revolving Credit Facility covenants.

At March 31, 2019, we had $35.2 million outstanding under the Revolving Credit Facility, $11.0 million of outstanding letters of credit and availability of $71.1 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the third quarter of the current fiscal year from the Revolving Credit Facility of $0.5 million was comprised of interest of $0.3 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the third quarter of the prior fiscal year from the Revolving Credit Facility of $0.5 million was comprised of interest of $0.3 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the nine months ended March 31, 2019 of $1.9 million was comprised of interest of $1.3 million, commitment fees of $0.3 million, and the amortization of financing fees of $0.3 million. Interest expense for the nine months ended March 31, 2018 of $1.5 million was comprised of interest of $0.8 million, commitment fees of $0.4 million, and the amortization of financing fees of $0.3 million.

The fair value of the Company’s debt approximated its carrying amount as of March 31, 2019.

7.      Depreciation — Accumulated depreciation of owned property and equipment at March 31, 2019 and June 30, 2018 was $173.5 million and $157.0 million, respectively.

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

The effective tax rates for the quarters ended March 31, 2019 and March 31, 2018 were (1.6%) and 0.3%, respectively. The effective tax rates for the nine months ended March 31, 2019 and March 31, 2018 were (8.6%) and 3.6%, respectively. The income tax benefit in the prior year included a favorable tax impact of approximately $0.6 million resulting from the release of a valuation allowance on deferred taxes due to enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), as discussed further below.  A full valuation allowance is currently recorded against substantially all of the Company’s other deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the effects of the valuation allowance.

We have completed our accounting for the impact of the enactment of the TCJA, within the one year measurement period ending December 22, 2018, as required under the rules issued by the SEC.  Through the third quarter of fiscal 2018, we applied the provisions of the newly enacted TCJA, resulting in an approximate $0.6 million income tax benefit connected with future refunds of alternative minimum tax credits no longer requiring a valuation allowance.  The impact of the new tax law, including the remeasurement of our deferred taxes at the new corporate tax rate, did not have a material impact on our deferred taxes as substantially all of our other deferred tax assets have corresponding valuation allowances.  The Company currently expects the effect of the TCJA to have a nominal impact on its annual effective tax rate, given its cumulative loss position and the related valuation allowance.

9.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  At March 31, 2019 and June 30, 2018, credit card receivables from third party consumer credit card providers were $11.3 million and $7.9 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

10.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of March 31, 2019, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.3 million, and no impairment was identified or recorded.

11.     Cease use liability — Amounts in “Accrued liabilities” in the Consolidated Balance Sheet at March 31, 2019 include the current portions of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations.  There was no cease use liability at March 31, 2019.  The cease use liability at June 30, 2018 was $77 thousand, and was all classified as short-term. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

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

13.  Capital lease — During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At March 31, 2019, the capital lease asset balance was $0.5 million, the current lease liability was $0.2 million and the long-term lease liability was $0.3 million. The capital lease asset is amortized on a straight-line basis. Capital lease amortization was less than $0.1 million in the third quarter of both fiscal 2019 and 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Accounting by entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company currently plans to elect this transition option.  The Company will adopt this standard in the first quarter of fiscal 2020. While the Company is currently evaluating the provisions of ASU 2016-02, including which practical expedients to apply and assessing the impact on the Company’s consolidated financial statements and disclosures, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

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

•

During the third quarter of fiscal 2019, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which includes (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average four to six thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•	We operated 712 stores in 40 states as of March 31, 2019. As part of the implementation of our real estate strategy, our store base decreased from 724 stores in 40 states as of March 31, 2018.
•

Net sales for the third quarter of fiscal 2019 were $211 million, a decrease of 5.5% compared to $223.3 million for the same period last year, primarily due to a decrease in sales from comparable stores (stores open at least five quarters, including stores relocated in the same market and renovated stores) of 5.3%. The decrease in comparable store sales was due to a 2.6% decrease in customer transactions along with a 2.8% decrease in average ticket. Sales at stores relocated during the past 12 months increased approximately 42% on average for the third quarter of fiscal 2019 as compared to the same period last year and contributed approximately 120 basis points of comparable store sales growth. Net sales for the first nine months of fiscal 2019 were $776.7 million, an increase of $0.9 million, from $775.8 million for the same period last year.  Comparable store sales for the nine months ended March 31, 2019 increased by 0.3%, compared to the same period last year, which was due to a 0.3% increase in customer transactions as well as a 0.1% increase in average ticket.  Sales at stores relocated during the past 12 months increased approximately 49% on average for the first nine months of fiscal 2019 as compared to the same period last year and contributed approximately 190 basis points of comparable store sales growth.  Sales per square foot for the rolling 12 month period ended March 31, 2019 were $115, consistent with the rolling 12 month period ended March 31, 2018.

•

Cost of sales, as a percentage of net sales, for the third quarter of fiscal 2019 was 63.7%, compared to 64.0% for the same period last year.  Cost of sales, as a percentage of net sales, for the first nine months of fiscal 2019 was 64.5%, compared to 66.0% for the same period last year.

•

For the third quarter of fiscal 2019, selling, general and administrative expenses decreased $3.8 million to $84.3 million, from $88.1 million for the same quarter last year. For the first nine months of fiscal 2019, selling, general and administrative expenses decreased $0.7 million to $274.7 million, from $275.4 million for the same period last year.

•

Our operating loss for the third quarter of fiscal 2019 was $7.8 million, consistent with our operating loss of $7.8 million for the same period last year. Our operating income for the nine months ended March 31, 2019 was $0.9 million compared to an operating loss of $11.5 million for the same period last year.

•

Our net loss for the third quarter of fiscal 2019 was $8.3 million, or $0.18 per share, compared to a net loss of $8.1 million, or $0.18 per share, for the same period last year. Our net loss for the nine months ended March 31, 2019 was $0.4 million, or $0.01 per share, compared to a net loss of $11.6 million, or $0.26 per share, for the same period last year.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the third quarter of fiscal 2019 was negative $1.2 million compared to negative $1.3 million for the same period last year.  Adjusted EBITDA for the third quarter of fiscal 2019 was negative $0.4 million compared to negative $0.9 million for the same period last year. EBITDA for the first nine months of fiscal 2019 was $21.2 million compared to $8.5 million for the prior year period.  Adjusted EBITDA for the first nine months of fiscal 2019 was $24.0 million compared to $11.6 million for the same period last year, as shown below.

•

Inventory levels at March 31, 2019 increased $3.9 million to $238.3 million from $234.4 million at June 30, 2018. Compared to the same date last year, inventories decreased $6.7 million from $245.0 million at March 31, 2018. The decrease in inventory as compared to March 31, 2018 was driven primarily by lower inventory in our distribution centers and lower in-transit inventory.   Inventory turnover for the trailing five quarters as of March 31, 2019 was 2.6 turns, a decrease from the trailing five quarter turnover as of March 31, 2018 of 2.7 turns.

•

Cash and cash equivalents at March 31, 2019 increased $4.3 million to $13.8 million from $9.5 million at June 30, 2018. Compared to the same date last year, cash and cash equivalents increased $1.5 million from $12.3 million at March 31, 2018.

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

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss (GAAP)	$(8,289)	$(8,080)	$(391)	$(11,642)
Depreciation and amortization	6,444	6,363	19,727	19,087
Interest expense, net	510	485	1,846	1,450
Income tax provision/(benefit)	130	(23)	31	(431)
EBITDA (non-GAAP)	$(1,205)	$(1,255)	$21,213	$8,464
Share based compensation expense (1)	839	784	2,671	2,729
Cease-use rent expense (2)	(3)	(396)	68	398
Stockholder nominations related expenses (3)	—	—	—	408
Gain on sale of assets (4)	—	—	—	(371)
Adjusted EBITDA (non-GAAP)	$(369)	$(867)	$23,952	$11,628

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

(3)  Adjustment includes only certain incremental expenses which relate to the stockholder nominations as described in our Preliminary and Definitive Proxy Statements filed with the SEC on September 25, 2017 and October 5, 2017.

(4) Adjustment includes the deferred gain recognized from the sale-leaseback transaction which occurred in the fourth quarter of fiscal 2016.

Three Months Ended March 31, 2019

Compared to the Three Months Ended March 31, 2018

Net sales for the third quarter of fiscal 2019 were $211.0 million, a decrease of $12.3 million from $223.3 million in the third quarter of fiscal 2018. Comparable store sales decreased 5.3% compared to the same period a year ago, and was comprised of a 2.6% decrease in customer transactions along with a 2.8% decrease in average ticket. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. Non-comparable store sales decreased by a total of $0.7 million and resulted in a 30 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 20 store closures, partially offset by 8 store openings, which have occurred since the end of the third quarter of fiscal 2018.  Factors that contributed to the sales decline include a reduction in the number of traditional promotional events to one in the third quarter of fiscal 2019 compared to three events in the prior year, comping against the highest quarterly comparable sales increase from fiscal 2018 of 9.1%, and a calendar shift of Easter into our fourth fiscal quarter of fiscal 2019.

	Store Openings/Closings
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Fiscal Year Ended June 30, 2018
Stores open at beginning of period	720	724	731
Stores opened during the period	2	5	15
Stores closed during the period	(10)	(5)	(20)
Stores open at end of period	712	724	726

We ended the third quarter of fiscal 2019 with 712 stores open at March 31, 2019, compared to 724 stores open at March 31, 2018.  We relocated one existing store during the third quarter of fiscal 2019 and 10 stores in the third quarter of the prior fiscal year.

Gross profit for the third quarter of fiscal 2019 was $76.5 million, a decrease of 4.7% compared to $80.3 million in gross profit for the third quarter of fiscal 2018. Gross profit as a percentage of net sales was 36.3% for the third quarter of fiscal 2019, compared to 36.0% for the third quarter of fiscal 2018.  The increase in gross margin was driven by continued improvements in initial merchandise mark-up and lower supply chain costs.  Partially offsetting these improvements were increased markdowns, inventory shrink, and freight costs, largely due to transportation cost headwinds.

Selling, General & Administrative (SG&A) expenses for the third quarter of fiscal 2019 decreased 4.3% to $84.3 million, compared to $88.1 million in the same period last year. As a percentage of net sales, SG&A expenses were 40.0% for the third quarter of fiscal 2019 compared to 39.5% in the same period last year, deleveraging approximately 50 basis points.  The decrease in SG&A expenses was driven primarily by lower store labor costs, workers’ compensation expenses, and advertising, due to our reduction in traditional promotional events in the current quarter, partially offset by increased incentive compensation and retention costs along with increased store rent, due in part to our strategy to improve store real estate.

Our operating loss was $7.8 million for the third quarter of fiscal 2019, consistent with an operating net loss of $7.8 million during the third quarter of fiscal 2018.

Interest expense remained flat at $0.5 million compared to the third quarter of fiscal 2018. Other income was $0.2 million in the third quarter of fiscal 2019 compared to $0.2 million in the third quarter of fiscal 2018.

Income tax expense for the third quarter of fiscal 2019 was $0.1 million compared to an income tax benefit of $23 thousand for the same period last year.  The income tax benefit for the third quarter of fiscal 2018 included a favorable tax impact of approximately $0.1 million resulting from the release of a valuation allowance on deferred taxes due to enactment of the TCJA. The effective tax rates for the third quarter of fiscal 2019 and fiscal 2018 were (1.6%) and 0.3%, respectively.  We expect the effects of the TCJA tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our other deferred tax assets at March 31, 2019. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Nine Months Ended March 31, 2019

Compared to the Nine Months Ended March 31, 2018

Net sales for the first nine months of fiscal 2019 were $776.7 million, an increase of $0.9 million from $775.8 million in the same period last year. Comparable store sales increased 0.3% compared to the same period in fiscal 2018, and were comprised of a 0.3% increase in customer transactions along with a 0.1% increase in average ticket.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  Non-comparable store sales decreased by a total of $1.6 million and resulted in a 20 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 40 store closures, partially offset by 21 store openings, which have occurred since the beginning of the prior fiscal year.

	Store Openings/Closings
	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018	Fiscal Year Ended June 30, 2018
Stores open at beginning of period	726	731	731
Stores opened during the period	6	13	15
Stores closed during the period	(20)	(20)	(20)
Stores open at end of period	712	724	726

We ended the first nine months of fiscal 2019 with 712 stores, compared to 724 stores at the end of the first nine months of the prior year.  We relocated 11 existing stores during the first nine months of fiscal 2019 and 36 stores in the first nine months of the prior fiscal year. We expanded one store during the first nine months of fiscal 2019 and seven stores in the first nine months of the prior fiscal year.

Gross profit for the first nine months of fiscal 2019 was $275.6 million, an increase of 4.5% compared to $263.9 million in gross profit for the same period of fiscal 2018. Gross profit as a percentage of net sales was 35.5% for the first nine months of fiscal 2019, compared to 34.0% for the same period of fiscal 2018.  The increase in gross margin for the nine months was driven by continued improvements in initial merchandise mark-up, lower supply chain costs, and reduced markdowns.  Partially offsetting these improvements were increased freight costs, largely due to transportation cost headwinds along with increased volumes year over year.

SG&A expenses for the first nine months of fiscal 2019 decreased 0.3% to $274.7 million, compared to $275.4 million in the same period of fiscal 2018.  As a percentage of net sales, SG&A expenses were 35.4% for the first nine months of fiscal 2019 compared to 35.5% in the same period last year. This decrease in SG&A was driven primarily by lower store labor costs, workers’ compensation expenses, and advertising, which leveraged as a percentage of net sales, and was partially offset by higher store rent and depreciation, due in part to our strategy to improve store real estate, along with increased incentive compensation and retention costs.

Our operating income was $0.9 million for the first nine months of fiscal 2019 as compared to an operating loss of $11.5 million during the same period in fiscal 2018.

Interest expense increased $0.4 million to $1.9 million in the first nine months of fiscal 2019 compared to $1.5 million in the same period of fiscal 2018, as a result of increased borrowings, as well as higher interest rates on our Revolving Credit Facility, during the first nine months of fiscal 2019. Other income was $0.6 million in the first nine months of fiscal 2019 compared to $0.9 million in the first nine months of fiscal 2018.

Income tax expense for the first nine months of fiscal 2019 was $31 thousand compared to $0.4 million tax benefit for the same period last year. The income tax benefit in the prior year included a favorable tax impact of approximately $0.6 million resulting from the release of a valuation allowance on deferred taxes due to enactment of the TCJA. The effective tax rates for the first nine months of fiscal 2019 and fiscal 2018 were (8.6%) and 3.6%, respectively. We expect the effects of the TCJA tax law change to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our other deferred tax assets at March 31, 2019. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2018 was $10.0 million compared to $17.8 million for the nine months ended March 31, 2018. The $10.0 million of cash provided by operating activities for the nine months ended March 31, 2019 was primarily due to an increase in accrued liabilities of $5.1 million, a decrease in prepaid and other assets of $0.9 million, along with our net loss of $0.4 million, as adjusted for non-cash items, including depreciation and amortization of $19.7 million, and share based compensation of $2.7 million, partially offset by an increase in inventory of $3.9 million and a decrease in accounts payable of $15.3 million. In the first nine months of fiscal 2019, we received $1.1 million in construction allowances from landlords related to our real estate improvement strategy.  There were no significant changes to our vendor payments policy during the nine months ended March 31, 2019.

The $17.8 million of cash provided by operating activities for the nine months ended March 31, 2018 was primarily due to an increase in accounts payable of $19.4 million primarily due to increased merchandise purchases in the third fiscal quarter, an increase in accrued liabilities of $2.2 million, and an increase in deferred rent of $1.9 million, partially offset by an increase in inventory of $23.1 million. In the first nine months of fiscal 2018, we received $6.7 million in construction allowances from landlords related to our real estate improvement strategy. Also impacting net cash used in operating activities were our net loss of $11.6 million, adjusted for non-cash items, including depreciation and amortization of $19.1 million, and share based compensation of $2.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2019 and 2018 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office and equipment.  Cash used in investing activities totaled $11.2 million and $25.5 million for the nine months ended March 31, 2019 and 2018, respectively, primarily related to our store real estate strategy.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, in the range of $12 million to $15 million in fiscal year 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities of $5.5 million for the nine months ended March 31, 2019 related primarily to a $9.4 million cash overdraft provision, along with $156.2 million of borrowings on our Revolving Credit Facility, offset by repayments of $159.5 million, and $0.5 million of financing fees paid related to the January 2019 amendment and extension of our Revolving Credit Facility. Net cash provided by financing activities of $13.7 million for the nine months ended March 31, 2018 related to $153.9 million of borrowings on our Revolving Credit Facility, offset by repayments of $140.0 million.

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

At March 31, 2019, we had $35.2 million outstanding under the Revolving Credit Facility, $11.0 million of outstanding letters of credit and availability of $71.1 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election

(except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the third quarter of the current fiscal year from the Revolving Credit Facility of $0.5 million was comprised of interest of $0.3 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the third quarter of the prior fiscal year from the Revolving Credit Facility of $0.5 million was comprised of interest of $0.3 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the nine months ended March 31, 2019 of $1.9 million was comprised of interest of $1.3 million, commitment fees of $.0.3 million, and the amortization of financing fees of $0.3 million. Interest expense for the nine months ended March 31, 2018 of $1.5 million was comprised of interest of $0.8 million, commitment fees of $0.4 million, and the amortization of financing fees of $0.3 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility.  Cash and cash equivalents as of March 31, 2019 and 2018, were $13.8 million and $12.3 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of March 31, 2019.

As of March 31, 2019, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Other than as described in Note 14 of our unaudited condensed consolidated financial statements, as of March 31, 2019, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the third quarter of fiscal 2019 were 4.6% of sales compared to 4.1% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at March 31, 2019 would result in a decline in gross profit and earnings per share for the second quarter of fiscal 2019 of $1.2 million and $0.03, respectively.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended March 31, 2019 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2019	—	$—	—	$3,187,746
February 1 through February 28, 2019	—	$—	—	$3,187,746
March 1 through March 31, 2019	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)

On August 22, 2011, our Board of Directors adopted a share Repurchase Program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the nine months ended March 31, 2019, no shares were repurchased under the Repurchase Program.

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: May 7, 2019	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: May 7, 2019	By:	/s/ Kelly J. Munsch
Kelly J. Munsch Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)