Form 10-K
period 2019-06-30
TUESDAY MORNING CORP/DE
filed 2019-08-22
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TUES	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2018 was approximately $62,247,938 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

As of the close of business on August 20, 2019, there were 46,647,665 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed in connection with the 2019 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III of this Form 10‑K.

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

•our ability to generate cash flows from operations and to continue to access credit markets;

•increases in the cost or a disruption in the flow of our imported products;

•our ability to successfully execute our real estate strategy;

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

•our ability to manage risk to our corporate reputation from our customers, employees and other third parties;

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

PART I

Item 1.  Business

Business Overview

One of the original off-price retailers, Tuesday Morning is a leading destination for unique home and lifestyle goods. We were established in 1974 and specialize in name-brand, better/best products for the home. We are known for irresistible finds at an incredible value and we search the world for amazing deals to bring to our customers.

We are an off-price retailer, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our primary merchandise categories are upscale home textiles, home furnishings, housewares, gourmet food, toys and seasonal décor. We buy our inventory opportunistically from a variety of sources including direct from manufacturer, through closeout sellers and occasionally other retailers. We have strong supplier relationships and we strive to make it easy for our vendors to do business with us, so that they will come to us first. Our goods are deeply-discounted, but never seconds or irregulars.

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

Over the last several years, as a continued component of this rebuilding phase, we have been focused on improving store locations and the in-store experience for our customers. In this regard, we closed less productive stores with limited foot traffic and relocated some of these stores to, or opened new stores in, better locations with footprints that were on average three to five thousand square feet larger. In addition, we improved the finishes in these relocated and new stores, such as polished concrete floors, simple but attractive fixture packages and new lighting and color palettes.  In the future, we will continue to evaluate opportunities to relocate, expand, open and close stores in an effort to match the in-store experience for our customers with the quality of our products.

Competition & Seasonality

We believe the principal factors by which we compete are value, brand names, breadth and quality of our product offerings. Our prices are generally below those of department and specialty stores, catalog and on‑line retailers and we offer a broad assortment of high‑end, first quality, brand-name merchandise. We currently compete against a diverse group of retailers, including department, discount and specialty stores, e‑commerce and catalog retailers and mass merchants, which sell, among other products, home furnishings, housewares and related products. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of home furnishing and houseware products that we sell. Some of these competitors have substantially greater financial resources that may, among other things, increase their ability to purchase inventory at lower costs or to initiate and sustain aggressive price competition.

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2018, 2017, and 2016 accounted for approximately 34%, 33% and 34% of our annual net sales for fiscal years 2019, 2018 and 2017, respectively.

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

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand-name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2019, our top ten vendors accounted for approximately 12% of total purchases, with no single vendor accounting for more than 2% of total purchases.

Low Cost Operations

It is our goal to operate with a low cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a “no frills” format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

While we offer a “no frills” format in our stores, we have made progress in reorganizing and refreshing our stores to enhance our customers’ shopping experience. We offer a flexible return policy and we accept all major payment methods including cash, checks, all major credit cards, gift cards and digital wallets. We continue to work on initiatives we believe will enhance our customers’ shopping experience.

Distribution Network

We utilize 1.2 million square feet of distribution center facilities in Dallas, Texas and a 0.6 million square foot distribution center in Phoenix, Arizona, along with bypass facilities and a network of pool point facilities throughout the country which service all of our stores throughout the United States. The Phoenix distribution center commenced operations during the fourth quarter of fiscal 2016. We shipped approximately 129 million units to our stores during fiscal 2019. In fiscal 2020, as the next step in our Supply Chain strategy, we plan to begin the retrofit of our existing Dallas-based distribution facility to accommodate our distribution requirements for our existing store base as well as for future growth.

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

Employees

As of June 30, 2019, we employed 1,864 persons on a full‑time basis and 7,770 persons on a part‑time basis. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

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

Stores and Store Operations

Store Locations.  As of June 30, 2019, we operated 714 stores in the following 40 states:

State	# of Stores	State	# of Stores
Alabama	21	Missouri	18
Arizona	21	Nebraska	4
Arkansas	13	Nevada	6
California	61	New Jersey	11
Colorado	20	New Mexico	6
Delaware	3	New York	9
Florida	65	North Carolina	29
Georgia	34	North Dakota	1
Idaho	5	Ohio	19
Illinois	13	Oklahoma	12
Indiana	13	Oregon	12
Iowa	5	Pennsylvania	19
Kansas	8	South Carolina	19
Kentucky	12	South Dakota	1
Louisiana	17	Tennessee	22
Maryland	14	Texas	109
Massachusetts	2	Utah	6
Michigan	8	Virginia	34
Minnesota	8	Washington	14
Mississippi	14	Wisconsin	6

Site Selection.  We continue to evaluate our current store base for potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we intend to pursue attractive relocation opportunities in our existing store base, close certain stores by allowing leases to expire for underperforming stores or where alternative locations in similar trade areas are not available at acceptable lease rates, and, when appropriate, open new stores. For both new stores and relocations, we negotiate for upgraded sites. We believe that this strategy will better position us for long‑term profitable growth. We expect to upgrade both the appearance and operation of our new and relocated stores compared to our legacy stores and do not anticipate difficulty in locating additional store locations in areas with our target customer demographics.

Store Leases.  We lease substantially all store locations under operating leases. Our existing store leases generally are for an initial term of five to ten years with two five-year renewal options and, in limited circumstances, our store leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after approximately 60 months if store sales do not reach a stipulated amount stated in the lease.  As a result, we generally do not operate locations with continued store‑level operating losses for an extended period of time.

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 6,000 to 30,000 square feet, averaging on a per store basis approximately 12,200 square feet as of June 30, 2019.  Historically, we have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. With our current real estate strategy, we continue to be focused on designing a very functional, easy to shop environment that also highlights the quality of the merchandise.  We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

Store Operations.  Our stores are generally open seven days a week, excluding certain holidays. The timing and frequency of shipments of merchandise to our stores results in efficiency of receiving and restocking activities at our stores. We attempt to align our part‑time employees’ labor hours with anticipated workload and with current sales. We conduct annual physical counts of our store merchandise staggered throughout the second half of our fiscal year, primarily when stores are closed.

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

Our success depends, to a significant degree, on our ability to successfully implement our long‑term business strategy. Our ability to successfully implement our business strategies depends upon a significant number of factors, including but not limited to:

•	our ability to access an adequate supply of high‑quality merchandise from suppliers at a competitive price;
•	our ability to deliver profitable sales;
•	our ability to make adjustments as market conditions change;
•	customer acceptance of our marketing and merchandise strategies;
•	our ability to respond to competitive pressures in our industry;
•	the ability of our management team to properly respond to the dynamics and demands of our market;
•	our ability to achieve positive cash flow, particularly during our peak inventory build‑ups in advance of the holiday selling season; and
•	our employees’ ability to execute our new strategic initiatives.

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

The success of our business depends, to a significant extent, upon the level of consumer spending. A number of factors beyond our control affect the level of consumer spending on merchandise that we offer, including, among other things:

•	general economic and industry conditions;
•	unemployment;
•	the housing market;
•	deterioration in consumer confidence;
•	crude oil prices that affect gasoline and diesel fuel, as well as, increases in other fuels used to support utilities;
•	efforts by our customers to reduce personal debt levels;
•	availability of consumer credit;
•	interest rates;
•	fluctuations in the financial markets;
•	tax rates, tariffs and policies;
•	war, terrorism and other hostilities; and
•	consumer confidence in future economic conditions.

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

Inventory is the largest asset on our balance sheet and represented approximately 64% of our total assets at June 30, 2019 and 62% at June 30, 2018. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. We have recorded significant inventory write‑downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future.

Our results of operations will be negatively affected if we are unsuccessful in effectively managing our supply chain operations.

With few exceptions, all inventory is shipped directly from suppliers to our distribution network, including our Dallas and Phoenix distribution centers, along with bypass and pool point facilities, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. We may not anticipate all of the changing demands which our expanding operations will impose on our receiving and distribution system.

The loss of, disruption in operations, or increased costs in the operation of our distribution center facilities would have a material adverse effect on our business and operations.

Events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be paid to us in a timely manner, in the event a distribution center is shut down for any reason.  The retrofit of our existing Dallas-based distribution center facilities may result in delays in the delivery of merchandise to our stores.

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

Our freight costs are impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound shipments from vendors and outbound shipments to our stores. In addition, the U.S. government requires drivers of over‑the‑road trucks to take certain rest periods which reduces the available amount of time they can drive during a 24‑hour period. Changes in trucking industry conditions, such as truck driver shortages and highway congestion, could increase freight costs. High fuel prices or surcharges, as well as stringent driver regulations and changes in transportation industry conditions, may increase freight costs and thereby increase our cost of sales.

If we are not able to generate cash flows from our operations or to continue to access credit markets, we will not be able to support capital expansion, operations or debt repayment.

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

If we are unable to successfully execute our real estate strategy, our operating performance could be adversely impacted.

We continue to review relocation opportunities to improve our existing store base as well as open new stores that will offset the closing of lower performing stores as they come up for renewal. However, we cannot assure that we will be able to achieve our relocation goals or that we will be able to operate any new or relocated stores profitably. Further, we cannot assure that any new or relocated store will achieve similar operating results to those of our existing stores or that new, relocated or expanded stores opened in markets in which we operate will not have a material adverse effect on the net sales and profitability of our existing store base.

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

While we opened stores in existing markets during fiscal 2019, 2018 and 2017, we also opened stores in new markets during that time period. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than our existing markets, which may cause our new stores in these markets to be less successful than stores in our existing markets.

Changes to federal tax policy may adversely impact our operations and financial performance.

Changes in U.S. tax or trade policy regarding merchandise produced in other countries could adversely affect our business. Changes in U.S. tariffs, quotas, trade relationships or tax provisions that reduce the supply or increase the relative cost of goods produced in other countries could increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire industry, we may fail to effectively adapt and to manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, increase our effective tax rates, and reduce our profitability.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, our results of operations may be adversely affected.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including email, direct mail, newspaper inserts, digital video, digital display, search and social networks. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our net sales. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have some difficulties in retaining existing customers and attracting new customers.

If we do not attract, train and retain quality employees in appropriate numbers, including key employees and management, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other employees in large numbers, as well as, experienced buying and management personnel. Many of our store employees are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our staffing levels and customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates, whether in response to market demands or new minimum wage legislation. Changes that adversely impact our ability to attract and retain quality employees and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2018, 2017, and 2016 accounted for approximately 34%, 33% and 34% of our annual net sales for fiscal years 2019, 2018 and 2017, respectively.  For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

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

Our quarterly results of operations may also fluctuate significantly based on additional factors, such as:

•	the amount of net sales contributed by new and existing stores;
•	the timing of certain holidays and advertised events;
•	changes in our merchandise mix and inventory levels;
•	the timing of new store openings;
•	the success of our store relocation program;
•	general economic, industry and weather conditions that affect consumer spending; and
•	actions of competitors, including promotional activity.

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

The development and operation of our stores are subject to various federal, state and local laws and regulations in many areas of our business, including, but not limited to, those that impose restrictions, levy a fee or tax, or require a permit or license, or other regulatory approval, and building and zoning requirements. Difficulties or failures in obtaining required permits, licenses or other regulatory approvals could delay or prevent the opening of a new store, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing store. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, and other state and federal wage and hour regulations, regulations governing leaves of absence, health insurance mandates, working and safety conditions, and immigration status requirements. Additionally, changes in federal labor laws could result in portions of our workforce being subjected to greater organized labor influence. This could result in an increase to our labor costs. A significant portion of our store personnel are paid at rates related to the minimum wage established by federal, state and municipal law. Additionally, we are subject to certain laws and regulations that govern our handling of customers’ personal information. A failure to protect the integrity and security of our customers’ personal information could expose us to private litigation and government investigations and enforcement actions, as well as materially damage our reputation with our customers.

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

We face risks to our corporate reputation from our customers, employees and other third parties.

Damage to our corporate reputation could adversely affect our sales results and profitability. Our reputation is partially based on perception. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and operating performance, particularly if the incident results in significant adverse publicity or governmental inquiry. An incident could include alleged acts, or omissions by, or situations involving our vendors, our landlords, or our employees outside of work, and may pertain to social or political issues or protests largely unrelated to our business. The use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience, continues to increase. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, which could negatively affect our sales and profitability, diminish customer trust, reduce employee morale and productivity, and lead to difficulties in recruiting and retaining qualified employees. The harm may be immediate, without affording us an opportunity for redress or correction.

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

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war and terrorism, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, credit and debit cards, gift cards, gift certificates, store credits, and digital wallets. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. In October 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. Any disruption to our ability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.

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

From July 1, 2018 to June 30, 2019, the trading prices of our common stock ranged from a low of $1.50 per share to a high of $3.35 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control, which have been included throughout this Annual Report on Form 10‑K. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as well.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Stores.

We lease all of our stores from unaffiliated third parties, except one Company‑owned store located adjacent to our existing distribution facility in Dallas, Texas. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At June 30, 2019, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of store leases executed under our real estate strategy is approximately ten years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty approximately 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

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

We lease from unaffiliated third parties four parcels of land of approximately 538,250 square feet, for parking and trailer storage.

In fiscal 2020, as the next step in our Supply Chain strategy, we plan to begin the retrofit of our existing Dallas-based distribution facilities to accommodate our distribution requirements for our existing store base as well as for future growth.

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

As of August 20, 2019, there were approximately 197 holders of record of our common stock.

Dividend Policy

During the fiscal years ended June 30, 2019, 2018 and 2017, we did not declare or pay any cash dividends on our common stock. We do not presently have plans to pay dividends on our common stock. Our revolving credit facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility.”

Repurchases of Common Equity

On August 22, 2011, our Board of Directors adopted a share repurchase program pursuant to which we are authorized to repurchase from time to time shares of Common Stock, up to a maximum of $5.0 million in aggregate purchase price for all such shares (the “Repurchase Program”). On January 20, 2012, our Board of Directors increased the authorization for stock repurchases under the Repurchase Program from $5.0 million to a maximum of $10.0 million. The Repurchase Program does not have an expiration date and may be amended, suspended or discontinued at any time. The Board will periodically evaluate the Repurchase Program and there can be no assurances as to the number of shares of Common Stock we will repurchase. During the twelve month period ended June 30, 2019, no shares were repurchased under the Repurchase Program.

Repurchases of equity securities during the three months ended June 30, 2019 are listed in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2019	—	$—	—	$3,187,746
May 1 through May 31, 2019	—	$—	—	$3,187,746
June 1 through June 30, 2019	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

(1)	As of June 30, 2019, 1.8 million shares have been repurchased under the Repurchase Program for a total cost (excluding commissions) of approximately $6.8 million.

Stock Price Performance

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) for the fiscal years ended June 30, 2019, 2018, 2017, 2016 and 2015, of (1) our common stock, (2) the S&P 500 Index, and (3) the S&P 500 retailing index, a pre‑established industry index. The chart assumes that $100 was invested on June 30, 2014, in our common stock and each of the comparison indices, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tuesday Morning, the S&P 500 Index

and the S&P 500 Retailing Index

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
6/14
6/15
6/16
6/17
6/18
6/19
Tuesday Morning
S&P 500 Index
S&P 500 Retailing Index

*	$100 invested on 6/30/14 in stock or index, including reinvestment of dividends.

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

Item 6.  Selected Financial Data

The following table sets forth the selected consolidated financial and operating data for the fiscal years ended June 30, 2019, 2018, 2017, 2016, and 2015.

The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share, per square foot, square foot per store amounts and number of stores)
Statement of Operations Data:
Net sales	$1,007,246	$1,006,332	$966,665	$956,396	$906,365
Cost of sales	654,931	665,358	645,920	614,594	579,746
Gross profit	352,315	340,974	320,745	341,802	326,619
Selling, general and administrative expenses	362,840	361,924	353,025	339,398	314,263
Operating income/(loss)	(10,525)	(20,950)	(32,280)	2,404	12,356
Interest expense	(2,461)	(2,061)	(1,485)	(1,068)	(1,445)
Other income/(expense), net	792	934	1,420	2,640	(495)
Income/(loss) before income taxes	(12,194)	(22,077)	(32,345)	3,976	10,416
Income tax provision/(benefit)	246	(139)	197	263	31
Net income/(loss)	$(12,440)	$(21,938)	$(32,542)	$3,713	$10,385
Earnings/(loss) per share:
Basic	$(0.28)	$(0.50)	$(0.74)	$0.08	$0.24
Diluted	$(0.28)	$(0.50)	$(0.74)	$0.08	$0.24
Weighted average shares outstanding:
Basic	44,719	44,282	43,943	43,705	43,480
Diluted	44,719	44,282	43,943	43,736	43,770
Dividends per common share	$—	$—	$—	$—	$—
Operating Data:
Number of stores:
Beginning of period	726	731	751	769	810
Opened during period	11	15	21	16	5
Closed during period	(23)	(20)	(41)	(34)	(46)
Open at end of period	714	726	731	751	769
Comparable store sales increase (1)	0.4%	3.9%	2.2%	7.8%	7.2%
Average sales per store (2)	$1,403	$1,386	$1,311	$1,263	$1,148
Inventory turnover (3)	2.7	2.8	2.5	2.5	2.6
Total square footage	8,740	8,779	8,507	8,326	8,341
Net sales per square foot	$115	$116	$115	$115	$107
Average square feet per store	12,200	12,100	11,500	11,100	11,000

	As of June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Working capital	$119,326	$120,639	$124,921	$138,947	$152,580
Inventories	237,895	234,365	221,906	242,315	209,984
Total assets	370,521	376,256	358,153	361,970	334,875
Total debt, including current portion	34,650	38,480	30,500	—	—
Total stockholders’ equity	171,309	180,254	198,839	227,282	220,289

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

Overview

•

We are one of the original off-price retailers and a leading destination for unique home and lifestyle goods. We are an off-price retailer, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail, digital media and newspaper circulars.

•

During fiscal 2019, while at a more moderate pace, we continued to implement our strategy of improving store locations and the in-store experience for our customers, which included (i) closing less productive stores with limited foot traffic and relocating some of these stores to, or opening new stores in, better locations with footprints that are on average three to five thousand square feet larger, (ii) expanding some existing stores to a larger footprint, and (iii) improving the finishes in these relocated, new and expanded stores.

•

We operated 714 stores in 40 states as of June 30, 2019. As part of the implementation of our real estate strategy, our store base decreased by 12 stores in fiscal 2019, decreased by 5 stores in fiscal 2018, and decreased by 20 stores in fiscal 2017. We relocated 12 stores in fiscal 2019, 45 stores in fiscal 2018, and 52 stores in fiscal 2017.

•

For fiscal 2019, net sales were $1,007 million, compared to fiscal 2018 net sales of $1,006 million.  Comparable store sales (stores open at least five quarters, including stores relocated in the same market and renovated stores) increased 0.4%. The increase in comparable store sales was comprised of an increase in customer transactions of 0.9% and was partially offset by a decrease in average ticket of 0.5%. Sales at the 12 stores relocated during the past 12 months increased approximately 49% on average for fiscal 2019 as compared to last year and contributed approximately 160 basis points of comparable store sales growth.

•	Cost of sales, as a percentage of net sales, for fiscal 2019 was 65.0%, compared to 66.1% for fiscal 2018.
•	Selling, general and administrative expenses (SG&A) increased $0.9 million to $362.8 million, from $361.9 million for fiscal 2019.
•

Our operating loss for fiscal 2019 was $10.5 million compared to an operating loss of $21.0 million for fiscal 2018. Our net loss for fiscal 2019 was $12.4 million, or diluted net loss per share of $0.28, compared to a net loss for fiscal 2018 of $21.9 million, or diluted net loss per share of $0.50.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA was $16.4 million for fiscal 2019, compared to $5.6 million for fiscal 2018.  Adjusted EBITDA, was $20.0 million for fiscal 2019 compared to $9.6 million for fiscal 2018.

•

Inventory levels at June 30, 2019 increased $3.5 million to $237.9 million from $234.4 million at June 30, 2018. Inventory turnover for the trailing five quarters as of June 30, 2019 was 2.7 turns, compared to the trailing five quarter turnover as of June 30, 2018 of 2.8 turns.

•

Outstanding borrowings, net of cash and cash equivalents, improved as compared to the prior year.  Cash and cash equivalents at June 30, 2019 increased $1.9 million to $11.4 million from $9.5 million at June 30, 2018.  We had outstanding borrowings of $34.7 million under our revolving credit facility as of June 30, 2019, and borrowings of $38.5 million at June 30, 2018.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0	66.1	66.8
Gross margin	35.0%	33.9%	33.2%
Selling, general and administrative expenses	36.0	36.0	36.5
Operating loss	(1.0)%	(2.1)%	(3.3)%
Interest expense	(0.2)	(0.2)	(0.2)
Other income	—	0.1	0.1
Income tax provision/(benefit)	(0.0)	(0.0)	0.0
Net loss	(1.2)%	(2.2)%	(3.4)%
Number of stores open at end of period	714	726	731

Selling, general and administrative expenses are comprised of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses and corporate office costs.  While selling, general and administrative expense increases and decreases are generally attributable to changes in variable expenses, higher rents, depreciation, and real estate project costs have increased over the last several years as we continued to implement our store real estate strategy. Variable expenses include payroll and related benefits, advertising expense and other expenses such as credit card fees.

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

EBITDA and Adjusted EBITDA.  The following table reconciles net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Year Ended
	June 30,
	2019	2018
Net loss (GAAP)	$(12,440)	$(21,938)
Depreciation and amortization	26,127	25,672
Interest expense, net	2,435	2,030
Income tax provision/(benefit)	246	(139)
EBITDA (non-GAAP)	16,368	5,625
Share-based compensation expense (1)	3,536	3,433
Cease-use rent expense (2)	70	487
Stockholder nominations related expenses (3)	—	408
Gain on sale of assets (4)	—	(371)
Adjusted EBITDA (non-GAAP)	$19,974	$9,582

(1)  Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period.

(2)  Adjustment includes accelerated rent expense recognized in relation to closing stores prior to lease termination.  A favorable lease buyout agreement was negotiated and executed in fiscal 2018, resulting in the reversal of previously recorded accelerated cease-use rent expense.  In fiscal 2019, few stores were closed prior to lease termination.  While accelerated rent expense may occur in future periods, the amount and timing of such expenses will vary from period to period.

(3)  Adjustment includes only certain incremental expenses which relate to the stockholder nominations as described in our Preliminary and Definitive Proxy Statements filed with the SEC on September 25, 2017 and October 5, 2017, respectively.

(4) Adjustment includes the gain recognized from the sale-leaseback transaction which occurred in the fourth quarter of fiscal 2016.

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

Net sales were $1,007 million in fiscal 2019 compared to $1,006 million in fiscal 2018.  Comparable store sales increased 0.4%.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  The increase in comparable store sales was comprised of an increase in customer transactions of 0.9%, partially offset by a decrease in average ticket of 0.5%.  Sales at the 12 stores relocated during the past 12 months increased approximately 49% on average for fiscal 2019 as compared to last year and contributed approximately 160 basis points of comparable store sales growth.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease of $3.2 million was driven by 23 store closings, partially offset by 11 store openings, which have occurred since the end of fiscal 2018.

Gross profit for fiscal 2019 was $352.3 million, an increase of 3.3% compared to $341.0 million for fiscal 2018. As a percentage of net sales, gross margin increased to 35.0% in fiscal 2019 compared with 33.9% in fiscal 2018. The increase in gross margin was due to continued improvements in initial merchandise mark-up, lower supply chain costs, and reduced markdowns.  Partially offsetting these improvements were increased freight costs, largely due to transportation cost headwinds along with increased volumes year over year.

SG&A was relatively flat at $362.8 million in fiscal 2019, compared to $361.9 million in the same period last year.  As a percentage of net sales, SG&A remained at 36.0% for fiscal 2019, consistent with the prior year.  The increase in SG&A was a result of increased incentive compensation and retention costs, along with higher store rent, due in part to our strategy to improve store real estate.  These increases were partially offset by lower workers’ compensation and insurance expenses, reduced spending on real estate projects, and lower store labor costs which leveraged as a percentage of net sales.

Our operating loss was $10.5 million during fiscal 2019 as compared to an operating loss of $21.0 million for fiscal 2018, an improvement of 50%. The improvement was primarily due to higher gross profit and relatively flat SG&A expenses, as discussed above.

Interest expense increased $0.4 million to $2.5 million in fiscal 2019 compared to $2.1 million in the prior year, as a result of higher interest rates on our revolving credit facility during fiscal 2019.  Other income decreased $0.1 million to $0.8 million in fiscal 2019 compared to $0.9 million in fiscal 2018.

Income tax expense for fiscal 2019 was $246,000 compared to income tax benefit of $139,000 in fiscal 2018.  The effective tax rates for fiscal 2019 and 2018 were (2.0%) and 0.6%, respectively. The income tax benefit in the prior year included a favorable tax impact of approximately $0.6 million resulting from the release of a valuation allowance on deferred taxes due to enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), as discussed further in Note 1 to the Consolidated Financial Statements. We expect the effects of the TCJA to have a nominal impact on our annual effective tax rate, given our cumulative loss position and the related valuation allowance.  We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at June 30, 2019.  The total valuation allowance at the end of fiscal years 2019, 2018 and 2017 was $27.5 million, $23.7 million and $27.2 million, respectively.  A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

For a discussion of fiscal 2018 results of operations as compared to fiscal 2017 results of operations, please refer to Part II, Item 7, Management’s Discussion of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 21, 2018.

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal 2019, cash provided by operating activities was $19.6 million, compared to $27.2 million in the prior fiscal year. The decrease in cash provided by operating activities for fiscal 2019 was primarily the result of a $0.9 million decrease in accounts payable as compared to a $22.6 million increase in accounts payable in fiscal 2018, driven by the timing of merchandise receipts and related payments, as well as a $7.1 million reduction in construction allowances from landlords in fiscal 2019.  These decreases were partially offset by our lower net loss of $12.4 million in fiscal 2019, as compared to a net loss of $21.9 million in fiscal 2018, as well as a smaller increase in inventories of $3.6 million in fiscal 2019 as compared to $12.5 million in fiscal 2018.

There were no significant changes to our vendor payment policy during fiscal 2019, 2018, or 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was due to capital expenditures of $16.0 million for the fiscal year ended June 30, 2019. Capital expenditures were primarily associated with store relocations, new store openings, expansions, capital improvements to existing stores and our distribution operations, along with improvements related to our corporate office and equipment.  Net cash used in investing activities for the fiscal year ended June 30, 2018 was due to capital expenditures of $30.8 million.  The $14.8 million decrease in investment spend in fiscal 2019 as compared to fiscal 2018 was primarily driven by $15.4 million reduced spending on new, relocated and expanded stores, along with decreased spending on our distribution centers, partially offset by increased spending on information technology projects.

We currently expect to incur capital expenditures in the range of $25 million to $27 million in fiscal year 2020.  The increase in the planned level of capital spend from fiscal 2019 reflects capital spending related to the next phase of our Supply Chain strategy, which includes the retrofit of our Dallas-based distribution facility, as well as increased spending on information technology projects, partially offset by fewer relocations and new stores.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.4 million in fiscal 2019 relates to $3.8 million of net repayments on our revolving credit facility, $0.6 million of financing costs related to the January 2019 amendment and extension of our revolving credit facility, and $0.2 million of capital lease principal payments, partially offset by a $3.2 cash overdraft provision.  Net cash provided by financing activities of $6.8 million in fiscal 2018 related to $8.0 million of net borrowings on our revolving credit facility, partially offset by a $1.0 million reduction in our cash overdraft provision, along with $0.2 million of capital lease principal payments.

Revolving Credit Facility

We are party to a credit agreement providing for an asset-based, five year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million that originally was scheduled to mature on August 18, 2020.  On January 29, 2019, we entered into an amendment to the Revolving Credit Facility to extend the maturity date to January 29, 2024.  The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the, payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

At June 30, 2019, we had $34.7 million of borrowings outstanding under the Revolving Credit Facility, $11.5 million of outstanding letters of credit and availability of $65.0 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate. Interest expense for fiscal 2019 from the Revolving Credit Facility of $2.5 million was comprised of interest of $1.7 million, commitment fees of $0.5 million, and the amortization of financing fees of $0.3 million.

At June 30, 2018, we had $38.5 million of borrowings outstanding under the Revolving Credit Facility, $9.5 million of outstanding letters of credit and availability of $60.5 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility. Cash and cash equivalents as of June 30, 2019, 2018, and 2017, were $11.4 million, $9.5 million, and $6.3 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during our second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

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

Inventory—Our inventories consist of finished goods and are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on-hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of goods sold is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. The retail inventory method, which is used by a number of our competitors, involves management estimates with regard to items such as markdowns. Such estimates may significantly impact the ending inventory valuation at cost as well as the amount of gross margin recognized.

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

Inventory is the largest asset on our balance sheet and represented approximately 64%, 62%, and 62% of total assets at June 30, 2019, 2018, and 2017, respectively. Total inventory increased 1.5%, or $3.5 million, from June 30, 2018 to June 30, 2019. Total inventory increased 5.6%, or $12.5 million, from June 30, 2017 to June 30, 2018. On a per store basis, store inventory increased 3.2% from June 30, 2018 to June 30, 2019 and increased 1.0% from June 30, 2017 to June 30, 2018.

Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide new merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Markdowns and damages were 4.5% in fiscal 2019 and were 4.8% in fiscal 2018.  Markdowns may vary throughout the quarter or year in timing.

The effect of a 1.0% markdown in the value of our inventory at June 30, 2019 would result in a decline in gross profit and a reduction in our earnings per share for the fiscal year ended June 30, 2019 of $2.4 million and $0.05, respectively.

Insurance and Self‑Insurance Reserves—We use a combination of insurance and self‑insurance plans to provide for the potential liabilities associated with workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500,000 for workers’ compensation, $250,000 for general liability, and $150,000 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors by third-party actuaries.

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.2 million, $1.1 million, and $0.9 million, respectively, at June 30, 2019 and $10.1 million, $1.8 million, and $0.9 million, respectively, at June 30, 2018.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims paid reduce our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $2.1 million, $2.3 million and $7.9 million, respectively, for the fiscal year ended June 30, 2019; $5.3 million, $2.9 million and $6.4 million, respectively, for the fiscal year ended June 30, 2018; and $4.8 million, $3.4 million and $7.6 million, respectively, for the fiscal year ended June 30, 2017.

Share‑based compensation—The Compensation Committee of our Board of Directors and, through express consent of the Compensation Committee, our CEO, are authorized to grant stock options and restricted stock awards from time to time to eligible employees and directors. Those awards may be service or performance based. We grant options with exercise prices equal to the market price of our common stock on the date of the option grant as determined in accordance with the terms of our equity incentive plans. The majority of the options granted prior to June 30, 2008 have a vesting period of one to five years and expire ten years from the date of grant. Options granted after June 30, 2008 typically vest over periods of one to four years with equal portions of the grant vesting on an annual basis and expire ten years from the date of grant. In accordance with U.S. generally accepted accounting principles, we recognize compensation expense at an amount equal to the fair value of share‑based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black‑Scholes option pricing model. Determining the fair value of share‑based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, the risk free rate, the expected term and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share‑based awards that are expected to be forfeited. Share‑based compensation expense was $3.5 million for the fiscal year ended June 30, 2019, $3.4 million for the fiscal year ended June 30, 2018 and $4.2 million for the fiscal year ended June 30, 2017.

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

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of June 30, 2019.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$473,119	$91,354	$144,411	$109,886	$127,468
Maintenance, insurance and taxes on operating leases	106,335	20,532	32,457	24,697	28,649
Capital lease	444	172	272	—	—
Borrowings under revolving credit facility	34,650	—	—	34,650	—
Interest and commitment fees on revolving credit facility	8,795	1,923	3,835	3,037	—
Total	$623,343	$113,981	$180,975	$172,270	$156,117

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

Commitment fees and interest on the Revolving Credit Facility are calculated based on contractual commitment fees, standby letter of credit fees, and interest based on the outstanding balance on the Revolving Credit Facility of $34.7 million and letters of credit totaling $11.5 million at June 30, 2019. See "—Liquidity and Capital Resources—Revolving Credit Facility" above.  The interest and commitment fees on our Revolving Credit Facility reflect the future cash requirements for interest payments, assuming the $34.7 million outstanding balance is not repaid until maturity and incorporate~~s~~ the interest rates in effect as of June 30, 2019. The interest on the letter of credit utilization and unused commitments are fixed at 1.375% and 0.25%, respectively. The interest rate on swingline revolver borrowings is variable and is based on the prime rate plus margin, and was 5.5% at June 30, 2019. The interest rate on traditional revolver borrowings is variable and is based on either LIBOR or the prime rate plus margin, at our option, which was LIBOR for which the interest rate was 3.6875%.

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

Quarterly Results and Seasonality

The tables in Note 10 to the Consolidated Financial Statements set forth certain quarterly financial data for the eight quarters ended June 30, 2019. The quarterly information is unaudited, but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10‑K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10‑K. The results of operations for any quarter are not necessarily indicative of the results for any future period.  Please refer to Note 10 of the Consolidated Financial Statements.

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

Inflation

In our opinion, the overall impact of inflation has not had a material effect on our results of operations in any of the fiscal years of 2019, 2018, or 2017. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as interest rates. Based on our market risk sensitive instruments outstanding as of June 30, 2019, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rates.  Our Revolving Credit Facility is a variable interest rate agreement, and therefore affected by fluctuations in market interest rates. Borrowings may incur interest at either LIBOR or the prime rate, plus the applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin). In fiscal 2019, we borrowed $229.2 million and repaid $233.0 million under our Revolving Credit Facility. We consider our exposure to adverse market interest rate fluctuations to be minimal. As of June 30, 2019, we had $34.7 million of outstanding borrowings under our Revolving Credit Facility. More information about debt held by us is available in Note 3 to the Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10‑K and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2019, Tuesday Morning’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on Internal Control over Financial Reporting

We have audited Tuesday Morning Corporation’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tuesday Morning Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tuesday Morning Corporation as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and our report dated August 22, 2019 expressed an unqualified opinion thereon.

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

August 22, 2019

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2019 Annual Meeting of Stockholders under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance”, “Executive Officers”, “Meetings and Committees of the Board”, and “Delinquent Section 16(a) Reports.”

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

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2019 Annual Meeting of Stockholders under the captions “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2019 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2019. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column) (thousands)
Equity Compensation Plans Approved by Security Holders	3,698	$5.63	2,525
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,698	$5.63	2,525

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2019 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with Tuesday Morning’s 2019 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

4.1	Description of Securities

10.1.1

Credit Agreement, dated as of August 18, 2015, by and among Tuesday Morning, Inc., each of the subsidiary guarantors, the Company, TMI Holdings, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.1.2

Guarantee and Collateral Agreement, dated as of August 18, 2015, by and among the Company, TMI Holdings, the Borrower and certain subsidiaries of the Borrower and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on August 19, 2015)

10.1.3

Second Amendment to Credit Agreement, dated as of January 29, 2019, by and among Tuesday Morning, Inc., each of the subsidiary guarantors, the Company, TMI Holdings, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-19658) filed with the Commission on January 31, 2019)

10.2†

Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2013)

10.3.1†

Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 19, 2008)

10.3.2†

First Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 9, 2012)

10.3.3†

Second Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 23, 2012)

10.4†

Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.5†

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.6†

Form of Restricted Stock Award Agreement under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.7†

Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 28, 2013)

Exhibit No.	Description

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

10.21†	Tuesday Morning Executive Severance Plan, effective May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 3, 2018)

Exhibit No.	Description

10.22†

Form of Retention Agreement (Executive Officers other than Chief Executive Officer)  (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 3, 2018)

10.23a

Agreement dated as of October 1, 2017, by and among Tuesday Morning Corporation, Jeereddi II, LP, Purple Mountain Capital Partners LLC and the entities and natural persons set forth in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on October 2, 2017)

10.23b

Amended and Restated Agreement, dated as of July 24, 2019, by and among Tuesday Morning Corporation, Jeereddi II, LP, Purple Mountain Capital Partners LLC and the entities and natural persons set forth in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on July 25, 2019)

10.24†

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.25†

Form of Non-Qualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.26†

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.27†

Form of Performance-Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.28†

Form of Time-Vesting Restricted Stock Unit Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

10.29†

Form of Cash Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

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
Date: August 22, 2019
	By:	/s/ Steven R. Becker
Steven R. Becker Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven R. Becker	Chief Executive Officer (Principal Executive Officer) and Director	August 22, 2019
Steven R. Becker

/s/ Stacie R. Shirley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 22, 2019
Stacie R. Shirley
/s/ Kelly J. Munsch	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	August 22, 2019
Kelly J. Munsch /s/ Terry Burman	Chairman of the Board	August 22, 2019
Terry Burman

/s/ James T. Corcoran	Director	August 22, 2019
James T. Corcoran

/s/ Barry S. Gluck	Director	August 22, 2019
Barry S. Gluck

/s/ Frank M. Hamlin	Director	August 22, 2019
Frank M. Hamlin

/s/ Reuben E.Slone	Director	August 22, 2019
Reuben Slone

/s/ Sherry M. Smith	Director	August 22, 2019
Sherry M. Smith

/s/ Richard S. Willis	Director	August 22, 2019
Richard S Willis

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

August 22, 2019

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,395	$9,510
Inventories	237,895	234,365
Prepaid expenses	5,388	6,301
Other current assets	1,822	1,206
Total Current Assets	256,500	251,382
Property and equipment, net	110,146	121,117
Deferred financing costs	994	671
Other assets	2,881	3,086
Total Assets	$370,521	$376,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,251	$88,912
Accrued liabilities	45,923	41,831
Total Current Liabilities	137,174	130,743

Borrowings under revolving credit facility	34,650	38,480
Deferred rent	23,551	22,883
Asset retirement obligation — non-current	3,002	3,100
Other liabilities — non-current	835	796
Total Liabilities	199,212	196,002
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 48,466,930 shares issued and 46,683,269 shares outstanding at June 30, 2019 and 47,648,958 shares issued and 45,865,297 shares outstanding at June 30, 2018	465	469
Additional paid-in capital	241,456	237,957
Retained deficit	(63,800)	(51,360)
Less: 1,783,661 common shares in treasury, at cost, at June 30, 2019 and 1,783,661 common shares in treasury, at cost, at June 30, 2018	(6,812)	(6,812)
Total Stockholders’ Equity	171,309	180,254
Total Liabilities and Stockholders’ Equity	$370,521	$376,256

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2019	2018	2017
Net sales	$1,007,246	$1,006,332	$966,665
Cost of sales	654,931	665,358	645,920
Gross profit	352,315	340,974	320,745
Selling, general and administrative expenses	362,840	361,924	353,025
Operating loss	(10,525)	(20,950)	(32,280)
Other income/(expense):
Interest expense	(2,461)	(2,061)	(1,485)
Other income, net	792	934	1,420
Loss before income taxes	(12,194)	(22,077)	(32,345)
Income tax provision/(benefit)	246	(139)	197
Net loss	$(12,440)	$(21,938)	$(32,542)
Earnings Per Share
Net loss per common share:
Basic	$(0.28)	$(0.50)	$(0.74)
Diluted	$(0.28)	$(0.50)	$(0.74)
Weighted average number of common shares:
Basic	44,719	44,282	43,943
Diluted	44,719	44,282	43,943

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity
Balance at June 30, 2016	44,561	$463	$230,488	$3,120	$(6,789)	$227,282
Net loss	—	—	—	(32,542)	—	(32,542)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	558	6	—	—	—	6
Shares issued in connection with exercises of employee stock options	6	—	2	—	—	2
Purchase of treasury stock	(4)	—	—	—	(23)	(23)
Share-based compensation expense	—	—	4,114	—	—	4,114
Balance at June 30, 2017	45,121	$469	$234,604	$(29,422)	$(6,812)	$198,839
Net loss	—	—	—	(21,938)	—	(21,938)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	741	—	—	—	—	—
Shares issued in connection with exercises of employee stock options	3	—	4	—	—	4
Share-based compensation expense	—	—	3,349	—	—	3,349
Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254
Net loss	—	—	—	(12,440)	—	(12,440)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	815	(4)	5	—	—	1
Shares issued in connection with exercises of employee stock options	3	—	6	—	—	6
Share-based compensation expense	—	—	3,488	—	—	3,488
Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(12,440)	$(21,938)	$(32,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,127	25,671	21,349
Amortization of financing costs	276	315	326
Loss on disposal of assets	7	82	79
Gain on sale-leaseback transaction	—	(371)	(741)
Share-based compensation	3,536	3,433	4,184
Deferred income taxes	307	(565)	31
Construction allowances from landlords	1,491	8,568	2,566
Change in operating assets and liabilities:
Inventories	(3,578)	(12,543)	20,339
Prepaid and other current assets	483	559	(1,138)
Accounts payable	(873)	22,612	(16,337)
Accrued liabilities	4,954	(300)	(2,028)
Deferred rent	(823)	1,280	4,964
Other liabilities—non-current	100	368	(648)
Net cash provided by operating activities	19,567	27,171	404
Cash flows from investing activities:
Capital expenditures	(16,044)	(30,764)	(41,682)
Purchase of intellectual property	(299)	(42)	(5)
Proceeds from sale of assets	31	83	127
Net cash used in investing activities	(16,312)	(30,723)	(41,560)
Cash flows from financing activities:
Proceeds under revolving credit facility	229,190	195,500	176,500
Repayments under revolving credit facility	(233,020)	(187,520)	(146,000)
Change in cash overdraft	3,213	(1,026)	2,810
Proceeds from the exercise of employee stock options	8	4	8
Payments on capital leases	(162)	(159)	(26)
Purchase of treasury stock	—	—	(23)
Payment of financing costs	(599)	—	—
Net cash provided by/(used in) financing activities	(1,370)	6,799	33,269
Net increase/(decrease) in cash and cash equivalents	1,885	3,247	(7,887)
Cash and cash equivalents, beginning of period	9,510	6,263	14,150
Cash and cash equivalents, end of period	$11,395	$9,510	$6,263
Supplemental cash flow information:
Interest paid	$2,140	$1,615	$1,113
Income taxes paid	212	285	310
Capital lease obligation incurred	—	—	817

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Throughout these notes, Tuesday Morning Corporation is referred to as “Tuesday Morning,” “we” or “the Company”.

Tuesday Morning is a leading off-price retailer, specializing in name-brand, high-quality products for the home, including upscale textiles, furnishings, housewares, gourmet food, toys and seasonal décor at prices generally below those charged by boutique, specialty and department stores, catalogs and on‑line retailers in the United States. We operated 714 discount retail stores in 40 states as of June 30, 2019 (726 and 731 stores at June 30, 2018 and 2017, respectively). We distribute periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

(a)

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.  Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net loss in any period.  We do not present a separate statement of comprehensive income, as we have no other comprehensive income items.  Our fiscal year ended on June 30, 2019, which we refer to as fiscal 2019.

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

(c)

Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2019 and 2018, credit card receivables from third party consumer credit card providers were $9.7 million and $7.9 million, respectively.  Such receivables generally are collected within one week of the balance sheet date.

(d)

Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on-hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of sales is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $106.6 million, $109.1 million, and $108.2 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2019, 2018, and 2017, respectively. We have capitalized $32.9 million and $32.5 million of such costs in inventory at June 30, 2019 and 2018, respectively.

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

We review our inventory during and at the end of each quarter to ensure that all necessary pricing actions are taken to adequately value our inventory at the lower of cost or market by recording permanent markdowns to our on-hand inventory. Management believes these markdowns result in the appropriate prices necessary to stimulate demand for the merchandise. Actual recorded permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.

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

Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our balance sheet and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized. For both the fiscal years ended June 30, 2019 and June 30, 2018, we disposed of assets with a net book value of approximately $0.1 million, primarily related to our store closing and relocation program.  Gains or losses related to the sale or other disposal of such assets in these periods were presented in other income/(expense) on our Consolidated Statement of Operations and were not material.

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

Our results of operations included the impact of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017.  The TCJA made significant and complex changes to U.S. tax law including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and providing a refund mechanism for existing AMT credits; (iii) creating a new limitation on the deductibility of  interest expense; (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (v) significant acceleration of depreciation expense.  As a result of the adoption of the TCJA upon enactment during fiscal year 2018, the blended statutory federal tax rate for fiscal 2018 was 27.2% with the statutory rate of 21% for fiscal 2019 and beyond.

(h)

Self-Insurance Reserves—We use a combination of insurance and self‑insurance plans to provide for the potential liabilities associated with workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $500,000 for workers’ compensation, $250,000 for general liability, and $150,000 for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors by third-party actuaries.

The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.2 million and $1.1 million and $0.9 million, respectively, at June 30, 2019, and $10.1 million, $1.8 million, and $0.9 million, respectively, at June 30, 2018.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as well as changes in estimated reserves. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $2.1 million, $2.3 million and $7.9 million, respectively, for the fiscal year ended June 30, 2019,

$5.3 million, $2.9 million and $6.4 million, respectively, for the fiscal year ended June 30, 2018, and $4.8 million, $3.4 million and $7.6 million, respectively, for the fiscal year ended June 30, 2017.

(i)

Revenue Recognition—Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.

We maintain a reserve for estimated sales returns, and we use historical customer return behavior to estimate our reserve requirements.  Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), adopted in the first quarter of fiscal 2019 as further discussed in Note 1.u below, required a change in presentation of the sales return reserve on our Consolidated Balance Sheet, which we previously presented net of the estimated value of returned merchandise, but is now being presented on a gross basis.  In the first quarter of fiscal 2019, we recorded an immaterial adjustment to present the reserve on a gross basis, increasing “Accrued Liabilities” and recording the corresponding returns asset, as evaluated for impairment, in “Other Assets,” in the Consolidated Balance Sheet. No impairment of the returns asset was indicated or recorded for the year ended June 30, 2019.

Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.4 million, $0.6 million and $0.9 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.  The gift card liability is included in “Accrued Liabilities” in the Consolidated Balance Sheet at June 30, 2019.

(j)

Advertising—Costs for direct mail, television, radio, newspaper, digital and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2019, 2018, and 2017 were $26.5 million, $27.2 million, and $29.0 million, respectively. We do not receive consideration from vendors to support our advertising expenditures. As of June 30, 2019, prepaid advertising was approximately $177,000 compared to $60,000 at June 30, 2018.

(k)

Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only financial instrument we carry is our revolving credit facility. See Note 3.

(l)

Share‑Based Compensation—The fair value of each stock option granted during the fiscal years ended June 30, 2019, 2018 and 2017 was estimated at the date of grant using a Black‑Scholes option pricing model.

The risk‑free interest rate is the constant maturity risk-free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.  The expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non‑executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.  The expected volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.  The expected dividend yield is based on our expectation of not paying dividends on our common stock for the foreseeable future.

These valuation inputs were as follows:

	Fiscal Years Ended June 30,
	2019	2018	2017
Weighted average risk-free interest rate	2.3 - 2.9%	1.7 - 2.5%	0.6 - 1.9%
Expected life of options (years)	3.8 - 5.0	3.8 - 4.9	3.0 - 5.5
Expected stock volatility	49.0 - 64.8%	60.0 - 63.3%	52.7 - 61.0%
Expected dividend yield	0.0%	0.0%	0.0%

(m)

Net Loss Per Common Share—Basic net loss per common share for the fiscal years ended June 30, 2019, 2018, and 2017, was calculated by dividing net loss by the weighted average number of common shares outstanding for each period. Diluted net loss per common share for the fiscal years ended June 30, 2019, 2018, and 2017, was calculated by dividing net loss by the weighted average number of common shares including the impact of dilutive common stock equivalents. See Note 9.

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

(o)

Intellectual Property—Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present.

As of June 30, 2019, the carrying value of the intellectual property, which included indefinite lived trademarks, was $1.3 million and no impairment was identified or recorded.

(p)

Cease-use Liability—Amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheets include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The cease-use liability was $2,000 and $77,000, respectively, at June 30, 2019 and 2018, and was all classified as short-term.   Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

(q)

Sale-leaseback—During the fourth quarter of 2016, we entered into a sale-leaseback transaction to sell two buildings and land utilized in our Dallas distribution center operations, which we did not consider part of our long-term distribution network, and leased back these facilities through December 2017. We subsequently exercised our option to extend the related lease through March 2018, which was accounted for as an operating lease and has now expired. We had no continuing involvement with the properties sold other than a normal leaseback.

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

(r)

Asset Retirement Obligations—We account for asset retirement obligations (“ARO”) in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires the recognition of a liability for the fair value of a legally required asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Our ARO liabilities are associated with the disposal and retirement of leasehold improvements and removal of installed equipment, resulting from contractual obligations, at the end of a lease to restore a facility to a condition specified in the lease agreement.

We record the net present value of the ARO liability and also record a related capital asset, in an equal amount, for leases which contractually result in an ARO. The estimated ARO liability is based on a number of assumptions, including costs to return facilities back to specified conditions, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense in our Consolidated Statements of Operations. The capitalized asset is depreciated on a straight-line basis over the useful life of the related leasehold improvements. Upon ARO fulfillment, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in our Consolidated Statements of Operations. Our ARO liability, which totaled $3.1 million as of June 30, 2019  was comprised of a $0.1 million short-term portion included in accrued liabilities and a $3.0 million long-term portion included in “Asset retirement obligation—non-current” on our Consolidated Balance Sheet at June 30, 2019.  As of June 30, 2018, our ARO liability of $3.2 million was comprised of a $0.1 million short-term portion included in accrued liabilities and a $3.1 million long-term portion included in “Asset retirement obligation—non-current” on our Consolidated Balance Sheet at June 30, 2018.

(s)

Capital lease–During fiscal 2017, we entered into a 5-year capital lease maturing on January 31, 2022 for equipment and software. At June 30, 2019, the capital lease asset balance was $0.4 million, the current lease liability was $0.2 million and the long-term lease liability was $0.3 million. The capital lease is amortized on a straight-line basis. During fiscal year 2019, the capital lease amortization was $0.2 million.  At June 30, 2018, the capital lease asset balance was $0.6 million, the current lease liability was $0.2 million and the long-term lease liability was $0.4 million.  During fiscal year 2018, the capital lease amortization was $0.2 million. At June 30, 2017, the capital lease asset balance was $0.8 million, the current lease liability was $0.1 million and the long-term lease liability was $0.6 million. During fiscal year 2017, the capital asset amortization was less than $0.1 million.

(t)

Legal Proceedings—We are involved in legal and governmental proceedings as part of the normal course of our business.   Reserves have been established when a loss is considered probable and are based on management’s best estimates of our potential liability in these matters.  These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

(u)

Recent Accounting Pronouncements — In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118),” which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.  The Company completed its analysis of the effects of the TCJA within the measurement period in accordance with SAB 118.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years and required adoption on a retrospective basis.  The Company adopted ASU 2016-15 in the first quarter of fiscal 2019 and the adoption of this standard did not materially impact our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. Accounting by entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company will elect this transition option.  The Company will adopt this standard in the first quarter of fiscal 2020.   The Company will elect not to separate lease and non-lease components for new and modified leases after the adoption date, and instead will account for each separate lease component of a contract and its associated non-lease components as a single lease component.  The Company will elect not to recognize a right-of-use asset and a lease liability for leases with an initial term of twelve months or less. The Company will not elect the hindsight practical expedient. A complete population of contracts that meet the definition of a lease under ASU 2016-02 has been identified.  While the Company is currently evaluating the provisions of ASU 2016-02, the Company expects to record consolidated right of use assets and consolidated lease liabilities in the approximate range of $350 million to $400 million.

As discussed above, in May 2014, the FASB issued ASU 2014-09, an updated standard on revenue recognition, and has since modified the standard with additional ASUs. The new guidance provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The Company adopted this standard in the first quarter of fiscal 2019 using the modified retrospective method, and the adoption did not have a material impact on its consolidated financial statements and disclosures.

(2) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	June 30,
	2019	2018
Land	$6,628	$6,628
Buildings and building improvements	41,794	41,479
Furniture and fixtures	63,857	61,963
Equipment	67,754	66,268
Software	47,214	43,664
Leasehold improvements	61,802	57,371
Assets under capital lease	783	788
	289,832	278,161
Less accumulated depreciation	(179,686)	(157,044)
Net property and equipment	$110,146	$121,117

(3) DEBT

We are a party to a credit agreement providing for an asset-based, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in the amount of up to $180.0 million that originally was scheduled to mature on August 18, 2020.  On January 29, 2019, we entered into an amendment to the Revolving Credit Facility to extend the maturity date to January 29, 2024. The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million.  Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of June 30, 2019, we were in compliance with all of the Revolving Credit Facility covenants.

At June 30, 2019, we had $34.7 million of borrowings outstanding under the Revolving Credit Facility, $11.5 million of outstanding letters of credit and availability of $65.0 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly.  Any borrowing under the Revolving Credit Facility incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for fiscal 2019 from the Revolving Credit Facility of $2.5 million was comprised of interest of $1.7 million, commitment fees of $0.5 million, and the amortization of financing fees of $0.3 million. Interest expense from the Revolving Credit Facility of $2.1 million for fiscal 2018 was comprised of interest of $1.3 million, commitment fees of $0.4 million, and the amortization of financing fees of $0.4 million.

The fair value of the Company's debt approximated its carrying amount as of June 30, 2019.

See Note 11 for additional discussion on dividend restrictions under the Revolving Credit Facility.

(4) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2019	2018
Sales and use tax	$3,452	$3,467
Self-insurance reserves	10,248	12,823
Wages, benefits and payroll taxes	12,429	6,006
Property taxes	1,655	1,612
Freight and distribution	6,222	4,807
Capital expenditures	884	1,585
Utilities	1,056	1,234
Advertising	61	1,102
Deferred rent	2,418	2,028
Gift card liability	1,894	1,786
Other	5,604	5,381
Total accrued liabilities	$45,923	$41,831

(5) INCOME TAXES

Income tax provision/(benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2019
Federal	$(286)	$303	$17
State and local	225	4	229
Total	$(61)	$307	$246
Fiscal Year Ended June 30, 2018
Federal	$—	$(568)	$(568)
State and local	426	3	429
Total	$426	$(565)	$(139)
Fiscal Year Ended June 30, 2017
Federal	$—	$27	$27
State and local	166	4	170
Total	$166	$31	$197

A reconciliation between income taxes computed at the statutory federal income tax rate of 21% in fiscal 2019, the blended statutory federal income tax rate of 27.2% in fiscal 2018, and the statutory federal income tax rate of 34% in fiscal 2017, and income taxes recognized in the Consolidated Statements of Operations was as follows (in thousands):

	Fiscal Year Ended
	June 30,
	2019	2018	2017
Federal income tax benefit computed at statutory rate	$(2,561)	$(6,005)	$(10,997)
State income taxes, net of related federal tax benefit	181	314	106
Increase in federal valuation allowance	2,291	5,182	10,076
Federal tax credits	(294)	(200)	68
Stock option expiration/deficiencies	548	586	938
Federal tax rate change	—	(19)	—
Other, net	81	3	6
Provision/(benefit) for income taxes	$246	$(139)	$197

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the fiscal years ended June 30, 2019, 2018 and 2017, all of which are classified as non-current in our Consolidated Balance Sheets, were comprised of the following (in thousands):

	June 30,
	2019	2018	2017
Deferred tax assets:
Other payroll and benefits	$2,093	$580	$681
Inventory reserves	172	266	195
Self-insurance reserves	2,526	3,389	4,517
Share-based compensation	1,968	2,104	3,564
Other current assets	2,424	2,441	2,829
Deferred rent	5,895	5,705	5,068
Net operating loss and tax credits	27,358	26,040	25,610
Other noncurrent assets	10	—	537
Total gross deferred tax assets	$42,446	$40,525	$43,001
Deferred tax liabilities:
Inventory costs	$5,609	$5,518	$9,468
Prepaid supplies	1,329	1,582	2,392
Property and equipment	7,761	9,215	4,033
Total gross deferred tax liabilities	14,699	16,315	15,893
Valuation allowance	(27,531)	(23,688)	(27,150)
Net deferred tax asset/(liability)	$216	$522	$(42)

During fiscal 2013, we established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, we considered our cumulative losses over three years including the then-current year. Based on the foregoing, we concluded that a valuation allowance was necessary, and based on our results since fiscal 2013, we have continued to conclude that a full valuation allowance is necessary.  In fiscal 2018, as a result of the TCJA enactment, the federal component of deferred taxes was remeasured at 21%, the tax rate at which they are expected to turn in future years.  The valuation allowance offsetting these deferred taxes was reduced accordingly.  The valuation allowance previously recorded against our AMT credits of $571,000 was removed to reflect that they will be refunded pursuant to the TCJA beginning on our fiscal year 2019 tax return.  Further, federal deferred tax liabilities related to the amortization of trademarks for tax purposes, which are not considered for purposes of the valuation allowance computation, were reduced by $21,000 during the year, resulting in a tax benefit of that amount.   In fiscal 2019, the deferred tax asset valuation allowance increased $3.8 million. At the end of fiscal 2019, net deferred tax assets totaled $27.7 million, with an offsetting valuation allowance of $27.5 million.

We have federal net operating loss carryforwards of $94.9 million. These losses can only be carried forward and utilized to offset future taxable income.  Of this carryforward amount, $74.3 million will expire in fiscal years 2033 through 2037 if not utilized before then. The remaining $20.6 million can be carried forward indefinitely, due to provisions of the TCJA.  Additionally, we have tax effected state net operating loss carryforwards of $4.9 million, which will expire throughout fiscal years 2019 through 2039 filings, if not utilized before then.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2016	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2017	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2018	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2019	$147

The balance of taxes, interest, and penalties at June 30, 2019, that if recognized, would affect the effective tax rate is $302,000. We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2019, 2018 and 2017, we recognized $9,000, $7,000, and $9,000 in interest, respectively. No interest or penalties were paid in the tax years ended June 30, 2019, 2018 and 2017.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2019.

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on June 30, 2019, range between $1.78 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014. There were 2.5 million shares available for grant under the 2014 Plan at June 30, 2019.

Following is a summary of transactions relating to the 2008 Plan and 2014 Plan options for the fiscal years ended June 30, 2019, 2018, and 2017 (share amounts and aggregate intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2016	3,212	8.57	7.61	2,111
Granted during year	1,564	6.11
Exercised during the year	(6)	1.24
Forfeited or expired during year	(1,254)	9.88
Options Outstanding at June 30, 2017	3,516	7.02	7.86	2
Granted during year	621	2.46
Exercised during the year	(3)	1.24
Forfeited or expired during year	(177)	7.21
Options Outstanding at June 30, 2018	3,957	6.30	7.21	475
Granted during year	537	3.22
Exercised during the year	(3)	2.10
Forfeited or expired during year	(793)	7.38
Options Outstanding at June 30, 2019	3,698	5.63	7.10	—
Options Exercisable at June 30, 2019	1,844	$6.63	6.24	$—

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2019, 2018, and 2017, was $1.71 per share, $1.22 per share, and $2.55 per share, respectively. There is no intrinsic value of vested unexercised options at June 30, 2019.

There were options to purchase 3,105, 3,000 and 6,208 shares of our common stock, which were exercised during the fiscal years ended June 30, 2019, 2018 and 2017, respectively. The aggregate intrinsic value of stock options exercised was $1,800, $3,700, and $20,100 during the fiscal years ended June 30, 2019, 2018, and 2017, respectively. At June 30, 2019, we had $1.5 million of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.69 years.

The following table summarizes information about stock options outstanding at June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.78 - $2.45	607,298	8.15	$2.30	172,188	$2.27
$3.12 - $3.12	22,500	8.86	3.12	5,625	3.12
$3.25 - $3.25	496,635	9.24	3.25	—	—
$3.95 - $5.59	178,907	5.42	4.69	123,215	4.82
$5.64 - $5.64	376,101	6.59	5.64	282,076	5.64
$5.89 - $5.89	295,508	6.59	5.89	295,508	5.89
$5.95 - $5.95	417,825	6.04	5.95	417,825	5.95
$6.29 - $6.58	25,948	6.44	6.54	20,295	6.53
$6.71 - $6.71	894,984	7.17	6.71	199,115	6.71
$7.90 - $20.91	382,337	5.29	11.42	328,557	12.00
	3,698,043	7.10	$5.63	1,844,404	$6.63

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2008 Plan and the 2014 Plan, as of June 30, 2019, there were 1,839,861 shares of restricted stock outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $3.36 per share.

The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2019, 2018, and 2017 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2016	762	$8.65
Granted during year	941	5.80
Vested during year	(230)	8.38
Forfeited during year	(383)	7.73
Outstanding at June 30, 2017	1,090	$6.57
Granted during year	981	2.44
Vested during year	(398)	6.81
Forfeited during year	(240)	4.94
Outstanding at June 30, 2018	1,433	$3.95
Granted during year	1,037	3.09
Vested during year	(421)	4.59
Forfeited during year	(209)	3.63
Outstanding at June 30, 2019	1,840	$3.36

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of June 30, 2019, there were 748,787 unvested performance-based restricted stock awards and performance-based stock options outstanding under the 2014 Plan, which are included in the respective stock option and restricted stock tables above.

Share-based compensation costs: We recognized share‑based compensation costs as follows (in thousands):

	Fiscal Years Ended June 30,
	2019	2018	2017
Amortization of share-based compensation during the period	$3,488	$3,349	$4,114
Amounts capitalized in inventory	(1,114)	(1,280)	(1,497)
Amount recognized and charged to cost of sales	1,162	1,364	1,567
Amounts charged against income for the period before tax	$3,536	$3,433	$4,184

(7) OPERATING LEASES

We lease substantially all store locations under operating leases. Our existing store leases generally are for an initial term of five to ten years with two five‑year renewal options and, in limited circumstances, our store leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after approximately 60 months if store sales do not reach a stipulated amount stated in the lease.

Future minimum base rent payments under our operating leases are as follows (in thousands):

Fiscal Years Ending June 30,
2020	$91,354
2021	77,742
2022	66,669
2023	58,544
2024	51,342
Thereafter	127,468
Total minimum rental payments	$473,119

Rent expense for the fiscal years ended June 30, 2019, 2018, and 2017 was $121.5 million, $118.3 million, and $108.0 million, respectively. Rent expense includes minimum base rent as well as contractually required payments for maintenance, insurance and taxes on our leased store locations and distribution centers.  Contingent rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time employees who become eligible after one month of service, and for our part-time employees who become eligible after both 12 months of service and a minimum of 1,000 hours worked. Under the plan, eligible employees may request us to deduct and contribute from 1% to 75% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.4 million, $1.4 million, and $1.3 million for the fiscal years ended June 30, 2019, 2018, and 2017, respectively.

(9) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2019	2018	2017
Net loss	$(12,440)	$(21,938)	$(32,542)
Less: Income to participating securities	—	—	—
Net loss attributable to common shares	$(12,440)	$(21,938)	$(32,542)
Weighted average common shares outstanding—basic	44,719	44,282	43,943
Effect of dilutive stock equivalents	—	—	—
Weighted average common shares outstanding—dilutive	44,719	44,282	43,943
Net loss per common share—basic	$(0.28)	$(0.50)	$(0.74)
Net loss per common share—diluted	$(0.28)	$(0.50)	$(0.74)

For the years ended June 30, 2019, 2018 and June 30, 2017, all options representing the rights to purchase shares were not included in the diluted loss per share calculation, because the assumed exercise of such options would have been anti-dilutive.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of our unaudited quarterly results is presented below for the years ended June 30, 2019 and 2018. Results are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.  (In thousands, except per share amounts.)

	Quarters Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2018	2018	2019	2019
Net sales	$227,313	$338,418	$210,984	$230,530
Gross profit	82,418	116,745	76,498	76,654
Operating income/(loss)	(7,588)	16,308	(7,811)	(11,434)
Net income/(loss)	(8,109)	16,006	(8,289)	(12,049)
Basic income/(loss) per share	$(0.18)	$0.35	$(0.18)	$(0.27)
Diluted income/(loss) per share	$(0.18)	$0.35	$(0.18)	$(0.27)

	Quarters Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2017	2017	2018	2018
Net sales	$218,756	$333,807	$223,296	$230,473
Gross profit	77,950	105,685	80,303	77,036
Operating income/(loss)	(11,994)	8,276	(7,789)	(9,443)
Net income/(loss)	(12,254)	8,592	(8,080)	(10,296)
Basic income/(loss) per share	$(0.28)	$0.19	$(0.18)	$(0.23)
Diluted income/(loss) per share	$(0.28)	$0.19	$(0.18)	$(0.23)

A significant portion of our net sales and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.

(11) DIVIDEND RESTRICTIONS

The Revolving Credit Facility discussed in Note 3 restricts the ability of Tuesday Morning, Inc., the borrower under the Revolving Credit Facility and Tuesday Morning’s principal operating subsidiary, to incur additional liens and indebtedness, make investments and dispositions, pay dividends (including to Tuesday Morning), or enter into certain other transactions, among other restrictions. As a consolidated deficit exists as of June 30, 2019, no retained earnings are free of limitation on the payment of dividends on that date.

          At June 30, 2019, restricted net assets of consolidated subsidiaries were $13.0 million.

Tuesday Morning Corporation (parent company only)
Condensed Balance Sheets

	June 30,	June 30,
	2019	2018
ASSETS
Current assets:
Accounts receivable from subsidiaries	$30,049	$26,529
Total current assets	30,049	26,529
Noncurrent assets:
Investment in subsidiaries	141,260	153,725
Total noncurrent assets	141,260	153,725
Total Assets	$171,309	$180,254
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to subsidiaries	$—	$—
Total current liabilities	—	—
Noncurrent Liabilities	—	—
Total Liabilities	—	—
Stockholders' equity:
Common stock	465	469
Additional paid-in capital	241,456	237,957
Retained deficit	(63,800)	(51,360)
Less: Treasury stock	(6,812)	(6,812)
Total stockholders' equity	171,309	180,254
Total Liabilities and Stockholders' Equity	$171,309	$180,254

Tuesday Morning Corporation (parent company only)
Condensed Statements of Operations

Fiscal Years Ended June 30
	2019	2018	2017
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Operating income/(loss)	—	—	—
Other income/(expense):
Interest expense	—	—	—
Other income/(expense), net	—	—	—
Income/(loss) before taxes	—	—	—
Income tax provision	—	—	—
Net income/(loss) of subsidiaries	(12,440)	(21,938)	(32,542)
Net income/(loss)	$(12,440)	$(21,938)	$(32,542)

A.	Basis of presentation

In the condensed, parent company only financial statements, Tuesday Morning Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These condensed parent company only financial statements should be read in conjunction with Tuesday Morning Corporation’s consolidated financial statements. Condensed statements of cash flows were not presented because Tuesday Morning Corporation had no cash flow activities during fiscal 2019, fiscal 2018, or fiscal 2017.

B.	Guarantees and Restrictions

As of June 30, 2019, Tuesday Morning, Inc. had $65.0 million of available credit on the Revolving Credit Facility that provides commitments of up to $180.0 million for revolving loans and letters of credit. Tuesday Morning Corporation, Tuesday Morning Inc. and the subsidiaries of Tuesday Morning, Inc. have guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. will be directly liable to the debt holders. The Revolving Credit Facility includes restrictions on the ability of Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. Under the Revolving Credit Facility, in order for Tuesday Morning, Inc. to make a dividend to Tuesday Morning Corporation for the payment of a dividend or a repurchase of shares, Tuesday Morning, Inc. must, among other things, maintain availability of 20% of the lesser of the calculated borrowing base or the lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.