Form 10-Q
period 2019-09-30
TUESDAY MORNING CORP/DE
filed 2019-11-05
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, par value $0.01 per share	47,738,988

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

September 30, 2019 (unaudited) and June 30, 2019

(In thousands, except share and per share data)

	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,273	$11,395
Inventories	285,920	237,895
Prepaid expenses	5,435	5,388
Other current assets	1,499	1,822
Total Current Assets	298,127	256,500
Property and equipment, net	108,990	110,146
Operating lease right-of-use assets	351,755	—
Deferred financing costs	947	994
Other assets	2,882	2,881
Total Assets	$762,701	$370,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,036	$91,251
Accrued liabilities	47,721	45,923
Operating lease liabilities	66,914	—
Total Current Liabilities	227,671	137,174

Operating lease liabilities — non-current	311,114	—
Borrowings under revolving credit facility	57,900	34,650
Deferred rent	—	23,551
Asset retirement obligation — non-current	3,002	3,002
Other liabilities — non-current	1,215	835
Total Liabilities	600,902	199,212
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 49,521,649 shares issued and 47,737,988 shares outstanding at September 30, 2019 and 48,466,930 shares issued and 46,683,269 shares outstanding at June 30, 2019	462	465
Additional paid-in capital	242,179	241,456
Retained deficit	(74,030)	(63,800)
Less: 1,783,661 common shares in treasury, at cost, at September 30, 2019 and 1,783,661 common shares in treasury, at cost, at June 30, 2019	(6,812)	(6,812)
Total Stockholders’ Equity	161,799	171,309
Total Liabilities and Stockholders’ Equity	$762,701	$370,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
Net sales	$224,439	$227,313
Cost of sales	143,307	144,895
Gross profit	81,132	82,418
Selling, general and administrative expenses	89,783	90,006
Operating loss	(8,651)	(7,588)
Other income/(expense):
Interest expense	(665)	(587)
Other income, net	67	190
Other income/(expense) total	(598)	(397)
Loss before income taxes	(9,249)	(7,985)
Income tax provision	380	124
Net loss	$(9,629)	$(8,109)
Earnings Per Share
Net loss per common share:
Basic	$(0.21)	$(0.18)
Diluted	$(0.21)	$(0.18)
Weighted average number of common shares:
Basic	44,955	44,490
Diluted	44,955	44,490
Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended September 30, 2019 and 2018

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309
Net loss	—	—	—	(9,629)	—	(9,629)
Share-based compensation expense	—	—	720	—	—	720
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,055	(3)	3	—	—	—
Cumulative effect of accounting change	—	—	—	(601)	—	(601)
Balance at September 30, 2019	47,738	$462	$242,179	$(74,030)	$(6,812)	$161,799

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254
Net loss	—	—	—	(8,109)	—	(8,109)
Share-based compensation expense	—	—	771	—	—	771
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,122	—	—	—	—	—
Balance at September 30, 2018	46,987	$469	$238,728	$(59,469)	$(6,812)	$172,916

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,629)	$(8,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,383	6,554
Amortization of financing fees	54	79
(Gain)/loss on disposal of assets	133	(9)
Share-based compensation	705	724
Construction allowances from landlords	247	542
Change in operating assets and liabilities:
Inventories	(48,010)	(57,520)
Prepaid and other current assets	273	(696)
Accounts payable	21,093	33,630
Accrued liabilities	3,422	6,570
Operating lease assets and liabilities	(490)	—
Deferred rent	—	(172)
Income taxes payable	470	174
Other liabilities — non-current	97	(132)
Net cash used in operating activities	(25,252)	(18,365)
Cash flows from investing activities:
Capital expenditures	(4,744)	(4,831)
Purchase of intellectual property	—	(262)
Proceeds from sale of assets	10	12
Net cash used in investing activities	(4,734)	(5,081)
Cash flows from financing activities:
Proceeds under revolving credit facility	90,700	38,300
Repayments under revolving credit facility	(67,450)	(21,180)
Change in cash overdraft	692	9,408
Payments on capital leases	(71)	(40)
Payment of financing fees	(7)	—
Net cash provided by financing activities	23,864	26,488
Net increase/(decrease) in cash and cash equivalents	(6,122)	3,042
Cash and cash equivalents, beginning of period	11,395	9,510
Cash and cash equivalents, end of period	$5,273	$12,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.  Other than as disclosed in this document, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for our critical accounting policies.

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The consolidated balance sheet at September 30, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The results of operations for the three month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2020, which we refer to as fiscal 2020. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.

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

Accounting Pronouncement Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”).  ASC 842 requires entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASC 842, a right-of-use asset and lease liability is recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. In addition, ASC 842 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

We adopted ASC 842 effective July 1, 2019 on a modified retrospective basis.  We elected the transition option that allows entities to only apply the standard at the adoption date and not apply the provisions to comparative periods; therefore, prior periods were not restated.  This transition option allows the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.  Our adoption of the standard resulted in a cumulative effect adjustment to retained earnings of $0.6 million, as of July 1, 2019. The adoption of the standard resulted in the recognition of operating lease assets of approximately $350 million and liabilities of approximately $375 million as of July 1, 2019.

We elected certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allows us to not reassess whether existing contracts contain leases, the lease classification of existing leases, or initial direct costs for existing leases.  We elected not to separate lease and non-lease components for new and modified leases and not to recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less.  We did not elect the hindsight practical expedient.  The adoption of the standard did not materially impact our consolidated net income or liquidity, and did not have an impact on debt-covenant compliance under our current debt agreements.

See Note 5 for additional information.

2.       Revenue Recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, as well as a corresponding returns asset, and we use historical customer return behavior to estimate our reserve requirements.  No impairment of the returns asset was indicated or recorded as of September 30,

2019.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.1 million in the first quarter of fiscal 2020 and was $0.1 million in the first quarter of fiscal 2019. The gift card liability is included in “Accrued Liabilities” in the Consolidated Balance Sheet at September 30, 2019.

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on September 30, 2019 range between $1.64 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014.  There were 2.3 million shares available for grant under the 2014 Plan at September 30, 2019.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock or a cash payment based on the value of our common stock at vesting.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock at the date of award.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of September 30, 2019, there were 2,595,531 shares of restricted stock and 1,653,635 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $2.42 and $1.80 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of September 30, 2019 there were 1,736,739 unvested performance-based restricted stock awards and performance-based restricted stock units payable in cash outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Amortization of share-based compensation during the period	$720	$771
Amounts capitalized in ending inventory	(201)	(285)
Amounts recognized and charged to cost of sales	186	238
Amounts charged against income for the period before tax	$705	$724

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

5.       Leases — We conduct substantially all operations from leased facilities, with the exception of the corporate headquarters in Dallas and the Dallas warehouse, distribution and retail complex, which are owned facilities.  The other warehouse facilities across the country and all other retail store locations are under operating leases that will expire over the next 1 to 11 years.  Many of our leases include options to renew at our discretion.  We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease.  We also lease certain equipment under finance leases that expire generally within 60 months.

As discussed in Note 1, we adopted ASC 842 effective July 1, 2019 using the modified retrospective adoption method, which resulted in an adjustment to opening retained earnings of $0.6 million to recognize impairment of the opening right-of-use asset balance for two stores for which assets had been previously impaired under ASC 360, “Property, Plant, and Equipment.”

We utilized the simplified transition option available in ASC 842, which allowed the continued application of the legacy guidance in ASC 840, including disclosure requirements, in the comparative periods presented in the year of adoption.

We determine whether an agreement contains a lease at inception based on our right to obtain substantially all of the economic benefits from the use of the identified asset and its right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the right-of-use (ROU) assets represent our right to use the underlying assets for the respective lease terms.

The operating lease liability is measured as the present value of the unpaid lease payments and the ROU asset is derived from the calculation of the operating lease liability.  As our leases do not generally provide an implicit rate, we use our incremental borrowing rate as the discount rate to calculate the present value of lease payments.  The incremental borrowing rate represents an estimate of the interest rate that would be required to borrow over a similar term, on a collateralized basis in a similar economic environment.

Rent escalations occurring during the term of the leases are included in the calculation of the future minimum lease payments and the rent expense related to these leases is recognized on a straight-line basis over the lease term.  In addition to minimum lease payments, certain leases require payment of a proportionate share of real estate taxes and certain building operating expenses allocated on a percentage of sales in excess of a specified base.  These variable lease costs are not included in the measurement of the ROU asset or lease liability due to unpredictability of the payment amount and are recorded as lease expense in the period incurred.  The ROU asset is adjusted to account for previously recorded lease-related expenses such as deferred rent and other lease liabilities.

Our lease agreements do not contain residual value guarantees or significant restrictions or covenants other than those customary in such arrangements.  As of September 30, 2019, we did not have material leases that had been signed but not yet commenced.

The components of lease cost are as follows (in thousands):

Three Months Ended September 30, 2019
Operating lease cost	$24,068
Variable lease cost	6,553
Finance lease cost:
Amortization of right-of-use assets	71
Interest on lease liabilities	8
Total lease cost	$30,700

The table below presents additional information related to the Company’s leases as of September 30, 2019:

Three Months Ended September 30, 2019
Weighted average remaining lease term (in years)
Operating leases	6.4
Finance leases	3.4
Weighted average discount rate
Operating leases	5.8%
Finance leases	3.8%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,281
Operating cash flows from finance leases	8
Financing cash flows from finance leases	71
Right-of-use assets obtained in exchange for operating lease liabilities	12,256

Maturities of lease liabilities were as follows as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2020 (remaining)	$65,529	$233	$65,762
2021	79,932	315	80,247
2022	68,669	236	68,905
2023	59,936	97	60,033
2024	51,815	10	51,825
2025	45,043	—	45,043
Thereafter	84,966	—	84,966
Total lease payments	$455,890	$891	$456,781
Less: Interest	77,862	53	77,915
Total lease liabilities	$378,028	$838	$378,866
Less: Current lease liabilities	66,914	288	67,202
Non-current lease liabilities	$311,114	$550	$311,664

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our consolidated balance sheet.  As of September 30, 2019, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

6.      Earnings per common share — The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Net loss	$(9,629)	$(8,109)
Less: Income to participating securities	—	—
Net loss attributable to common shares	$(9,629)	$(8,109)
Weighted average number of common shares outstanding basic	44,955	44,490
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding diluted	44,955	44,490
Net loss per common share basic	$(0.21)	$(0.18)
Net loss per common share diluted	$(0.21)	$(0.18)

For the quarters ended September 30, 2019 and 2018, all options representing the rights to purchase shares, respectively, were not included in the dilutive income per share calculation, because the assumed exercise of such options would have been anti-dilutive.

7.      Revolving credit facility — We are party to a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on January 29, 2024 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base of $12.5 million.   Our Revolving Credit Facility, in some instances, limits our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we are required to, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of September 30, 2019, we were in compliance with all of the Revolving Credit Facility covenants.

At September 30, 2019, we had $57.9 million outstanding under the Revolving Credit Facility, $8.9 million of outstanding letters of credit and availability of $65.3 million.  Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR  plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the first quarter of the current fiscal year from the Revolving Credit Facility of $0.7 million was comprised of interest of $0.5 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the first quarter of the prior fiscal year from the Revolving Credit Facility of $0.6 million was comprised of interest of $0.4 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million.

The fair value of the Company’s debt approximated its carrying amount as of September 30, 2019.

8.      Depreciation — Accumulated depreciation of owned property and equipment at September 30, 2019 and June 30, 2019 was $185.2 million and $179.7 million, respectively.

9.      Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years through fiscal 2014.  The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

The effective tax rates for the quarters ended September 30, 2019 and 2018 were (4.1%)  and (1.6%), respectively.      A full valuation allowance is currently recorded against substantially all of the Company’s other deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the effects of the valuation allowance.

10.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  At September 30, 2019 and June 30, 2019, credit card receivables from third party consumer credit card providers were $3.4 million and $9.7 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

11.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of September 30, 2019, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.3 million, and no impairment was identified or recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

•

During the first quarter of fiscal 2020, while at a more moderate pace, we continued to implement our strategy of improving store locations and the in-store experience for our customers.  Additionally, we are focused on successfully renegotiating our store lease terms.

•	We operated 707 stores in 39 states as of September 30, 2019. As part of the implementation of our real estate strategy, our store base decreased from 719 stores in 40 states as of September 30, 2018.
•

Net sales for the first quarter of fiscal 2020 were $224.4 million, a decrease of 1.3%, compared to $227.3 million for the same period last year, primarily due to a decrease in sales from comparable stores (stores open at least five quarters, including stores relocated in the same market and renovated stores) of 0.7%. The decrease in comparable store sales was due to a 3.0% decrease in average ticket, partially offset by a 2.4% increase in customer transactions. Sales per square foot for the rolling 12 month period ended September 30, 2019 were $115, a decrease of 1.4% from the rolling 12 month period ended September 30, 2018.

•	Cost of sales, as a percentage of net sales, for the first quarter of fiscal 2020 was 63.9%, compared to 63.7% for the same period last year.
•	For the first quarter of fiscal 2020, selling, general and administrative expenses decreased $0.2 million to $89.8 million, from $90.0 million for the same quarter last year.
•	Our operating loss for the first quarter of fiscal 2020 was $8.7 million, compared to an operating loss of $7.6 million for the same period last year.
•	Our net loss for the first quarter of fiscal 2020 was $9.6 million, or $0.21 per share, compared to a net loss of $8.1 million, or $0.18 per share, for the same period last year.
•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the first quarter of fiscal 2020 was negative $2.2 million compared to negative $0.9 million for the same period last year.  Adjusted EBITDA for the first quarter of fiscal 2020 was negative $1.5 million compared to negative $0.1 million for the same period last year.

•

Inventory levels at September 30, 2019 increased $48.0 million to $285.9 million from $237.9 million at June 30, 2019. Compared to the same date last year, inventories decreased $6.0 million from $291.9 million at September 30, 2018. The decrease in inventory as compared to September 30, 2018 was driven primarily by lower inventory in our stores. Inventory turnover for the trailing five quarters as of September 30, 2019 was 2.6 turns, and is consistent with the trailing five quarter turnover as of September 30, 2018 of 2.6 turns.

•

Cash and cash equivalents at September 30, 2019 decreased $6.1 million to $5.3 million from $11.4 million at June 30, 2019. Compared to the same date last year, cash and cash equivalents decreased $7.3 million from $12.6 million at September 30, 2018.

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

The following table reconciles net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2019	2018
Net loss (GAAP)	$(9,629)	$(8,109)
Depreciation and amortization	6,383	6,554
Interest expense, net	663	575
Income tax provision	380	124
EBITDA (non-GAAP)	$(2,203)	$(856)
Share based compensation expense (1)	705	724
Cease-use rent expense (2)	—	65
Adjusted EBITDA (non-GAAP)	$(1,498)	$(67)

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

Three Months Ended September 30, 2019

Compared to the Three Months Ended September 30, 2018

Net sales for the first quarter of fiscal 2020 were $224.4 million, a decrease of $2.9 million from $227.3 million in the first quarter of fiscal 2019. Comparable store sales decreased 0.7% compared to the same period a year ago, and was comprised of a 3.0% decrease in average ticket, partially offset by a 2.4% increase in customer transactions. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. Non-comparable store sales decreased by a total of $1.3 million and resulted in a 55 basis point negative impact on net sales. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 22 store closures, partially offset by 10 store openings, which have occurred since the end of the first quarter of fiscal 2019.

	Store Openings/Closings
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Fiscal Year Ended June 30, 2019
Stores open at beginning of period	714	726	726
Stores opened during the period	1	2	11
Stores closed during the period	(8)	(9)	(23)
Stores open at end of period	707	719	714

We ended the first quarter of fiscal 2020 with 707 stores open at September 30, 2019, compared to 719 stores open at September 30, 2018.  We relocated one existing store during the first quarter of fiscal 2020 and seven stores in the first quarter of the prior fiscal year.

Gross profit for the first quarter of fiscal 2020 was $81.1 million, a decrease of 1.6% compared to $82.4 million in gross profit for the first quarter of fiscal 2019. Gross profit as a percentage of net sales was 36.1% for the first quarter of fiscal 2020, compared to 36.3% for the first quarter of fiscal 2019.  The slight decrease in gross margin was driven by increased markdowns in the current year quarter, primarily due to timing, and was substantially offset by continued improvements in initial merchandise mark-up and lower supply chain and transportation costs.

Selling, general & administrative (SG&A) expenses for the first quarter of fiscal 2020 decreased $0.2 to $89.8 million, compared to $90.0 million in the same period last year. As a percentage of net sales, SG&A expenses were 40.0% for the first quarter of fiscal 2020 compared to 39.6% in the same period last year, deleveraging approximately 40 basis points.

Our operating loss was $8.7 million for the first quarter of fiscal 2020, compared to an operating loss of $7.6 million during the first quarter of fiscal 2019.

Interest expense increased $0.1 million to $0.7 million compared to $0.6 million the first quarter of fiscal 2019. Other income was $0.1 million in the first quarter of fiscal 2020 compared to $0.2 million in the first quarter of fiscal 2019.

Income tax expense for the first quarter of fiscal 2020 was $0.4 million compared to $0.1 million for the same period last year. The effective tax rates for the first quarter of fiscal 2020 and fiscal 2019 were (4.1%) and (1.6%), respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our other deferred tax assets at September 30, 2019. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended September 30, 2019 was $25.3 million compared to $18.4 million for the three months ended September 30, 2018. The increase in cash used in operating activities in the current year was primarily the result of a $12.5 million lower increase in accounts payable as compared to the prior year, which was partially offset by a $9.5 million lower inventory build in the current year as compared to the prior year.  The decrease in accounts payable was due to the inventory decline and the timing of merchandise receipts and the related payments.  We expect accounts payable to be more in line with historical levels at the end of the second quarter of fiscal 2020.  Additionally, accrued liabilities increased $3.1 million less in the current year as compared to the prior fiscal year, and net cash used in operating activities was impacted by our $1.5 million higher net loss as compared to the prior year.  There were no significant changes to our vendor payments policy during the three months ended September 30, 2019.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2019 and 2018 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office, technology and equipment.  Cash used in investing activities totaled $4.7 million and $5.1 million for the three months ended September 30, 2019 and 2018, respectively.  Prior year spending primarily related to our store real estate strategy, while current year spending reflects reduced real estate project activity and increased investment in technology.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, in the range of $25 million to $27 million in fiscal year 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities of $23.9 million for the three months ended September 30, 2019 related to $23.2 million of net borrowings on our Revolving Credit Facility, along with a $0.7 million cash overdraft provision.  Net cash provided by financing activities of $26.5 million for the prior year period related to $17.1 million of net borrowings on our Revolving Credit Facility, along with a $9.4 million cash overdraft provision.

Revolving Credit Facility

We are party to a credit agreement providing for an asset-based, five year senior secured revolving credit facility in the amount of up to $180.0 million that matures on January 29, 2024. The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or, $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the, payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

As of September 30, 2019, we had $57.9 million outstanding under the Revolving Credit Facility, $8.9 million of outstanding letters of credit and availability of $65.3 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the first quarter of the current fiscal year from the Revolving Credit Facility of $0.7 million was comprised of interest of $0.5 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the first quarter of the prior fiscal year from the Revolving Credit Facility of $0.6 million was comprised of interest of $0.4 million, commitment fees of $0.1 million, and the amortization of financing fees of $0.1 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility.  Cash and cash equivalents as of September 30, 2019 and 2018, were $5.3 million and $12.6 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during our second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2019.

As of September 30, 2019, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Other than as described in Note 1 of our unaudited condensed consolidated financial statements, as of September 30, 2019, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the first quarter of fiscal 2020 were 5.3% of sales compared to 4.5% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at September 30, 2019 would result in a decline in gross profit and earnings per share for the first quarter of fiscal 2020 of $1.4 million and $0.03, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited condensed consolidated financial statements for a summary of recent accounting pronouncements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words or words that state other “forward-looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook. Forward looking statements also include statements regarding our sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans, productivity of our store base, our real estate strategy, projections regarding gross margin improvement related to our distribution facility retrofit project and other supply chain initiatives, and merchandising and marketing strategies.

The terms “Tuesday Morning”, “the Company”, “we”, “us”, and “our” as used in this Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

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

•   our ability to successfully execute our real estate strategy;

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

•   our ability to manage risk to our corporate reputation from our customers, employees and other third parties;

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

There have been no material changes to the Company’s market risks as disclosed in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2019.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended September 30, 2019 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2019	—	$—	—	$3,187,746
August 1 through August 31, 2019	—	$—	—	$3,187,746
September 1 through September 30, 2019	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

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

10.1	Form of Restricted Stock Units Payable in Cash

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 5, 2019	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: November 5, 2019	By:	/s/ Kelly J. Munsch
Kelly J. Munsch Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)