Form 10-Q
period 2019-12-31
TUESDAY MORNING CORP/DE
filed 2020-02-05
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2020
Common Stock, par value $0.01 per share	48,024,022

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

December 31, 2019 (unaudited) and June 30, 2019

(In thousands, except share and per share data)

	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,903	$11,395
Inventories	204,008	237,895
Prepaid expenses	5,262	5,388
Assets held for sale	4,601	—
Other current assets	2,861	1,822
Total Current Assets	221,635	256,500
Property and equipment, net	101,252	110,146
Operating lease right-of-use assets	355,187	—
Deferred financing costs	885	994
Other assets	2,561	2,881
Total Assets	$681,520	$370,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,945	$91,251
Accrued liabilities	44,963	45,923
Operating lease liabilities	71,590	—
Total Current Liabilities	189,498	137,174

Operating lease liabilities — non-current	310,814	—
Borrowings under revolving credit facility	3,600	34,650
Deferred rent	—	23,551
Asset retirement obligation — non-current	3,002	3,002
Other liabilities — non-current	1,149	835
Total Liabilities	508,063	199,212
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 49,820,109 shares issued and 48,036,448 shares outstanding at December 31, 2019 and 48,466,930 shares issued and 46,683,269 shares outstanding at June 30, 2019	462	465
Additional paid-in capital	242,899	241,456
Retained deficit	(63,092)	(63,800)
Less: 1,783,661 common shares in treasury, at cost, at December 31, 2019 and 1,783,661 common shares in treasury, at cost, at June 30, 2019	(6,812)	(6,812)
Total Stockholders’ Equity	173,457	171,309
Total Liabilities and Stockholders’ Equity	$681,520	$370,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

Three and Six Months Ended December 31, 2019 and 2018

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$324,414	$338,418	$548,853	$565,731
Cost of sales	218,638	221,673	361,945	366,568
Gross profit	105,776	116,745	186,908	199,163
Selling, general and administrative expenses	94,677	100,437	184,460	190,442
Operating income	11,099	16,308	2,448	8,721
Other income/(expense):
Interest expense	(726)	(767)	(1,391)	(1,355)
Other income, net	166	242	234	432
Other income/(expense) total	(560)	(525)	(1,157)	(923)
Income before income taxes	10,539	15,783	1,291	7,798
Income tax benefit	(398)	(223)	(18)	(99)
Net income	$10,937	$16,006	$1,309	$7,897
Earnings Per Share
Net income per common share:
Basic	$0.24	$0.35	$0.03	$0.17
Diluted	$0.24	$0.35	$0.03	$0.17
Weighted average number of common shares:
Basic	45,218	44,733	45,086	44,612
Diluted	45,218	44,736	45,086	44,618
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended December 31, 2019 and 2018

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at September 30, 2019	47,738	$462	$242,179	$(74,030)	$(6,812)	161,799
Net income	—	—	—	10,937	—	10,937
Share-based compensation	—	—	720	—	—	720
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	298	—	—	—	—	—
Balance at December 31, 2019	48,036	$462	$242,899	$(63,092)	$(6,812)	$173,457

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at September 30, 2018	46,987	$469	$238,728	$(59,469)	$(6,812)	$172,916
Net income	—	—	—	16,006	—	16,006
Share-based compensation	—	—	988	—	—	988
Shares issued in connection with exercises of employee stock options	3	—	7	—	—	7
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(189)	—	—	—	—	—
Balance at December 31, 2018	46,801	$469	$239,723	$(43,463)	$(6,812)	$189,917

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Six Months Ended December 31, 2019 and 2018

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309
Net income	—	—	—	1,309	—	1,309
Share-based compensation	—	—	1,441	—	—	1,441
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,353	(3)	3	—	—	—
Cumulative effect of accounting change	—	—	—	(601)	—	(601)
Balance at December 31, 2019	48,036	$462	$242,899	$(63,092)	$(6,812)	$173,457

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254
Net income	—	—	—	7,897	—	7,897
Share-based compensation	—	—	1,759	—	—	1,759
Shares issued in connection with exercises of employee stock options	3	—	7	—	—	7
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	933	—	—	—	—	—
Balance at December 31, 2018	46,801	$469	$239,723	$(43,463)	$(6,812)	$189,917

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended December 31, 2019 and 2018

(In thousands)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,309	$7,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,807	13,283
Amortization of financing fees	108	158
(Gain)/loss on disposal of assets	137	(18)
Share-based compensation	1,559	1,832
Construction allowances from landlords	483	598
Change in operating assets and liabilities:
Inventories	33,769	7,389
Prepaid and other current assets	(578)	(42)
Accounts payable	(23,263)	(15,244)
Accrued liabilities	1,424	15,869
Operating lease assets and liabilities	219	—
Deferred rent	—	(38)
Income taxes payable	46	73
Other liabilities — non-current	101	957
Net cash provided by operating activities	28,121	32,714
Cash flows from investing activities:
Capital expenditures	(8,365)	(8,067)
Purchases of intellectual property	(20)	(273)
Proceeds from sales of assets	22	21
Net cash used in investing activities	(8,363)	(8,319)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	142,300	86,600
Repayments of borrowings under revolving credit facility	(173,350)	(120,080)
Change in cash overdraft	4,957	5,770
Payments on finance leases	(157)	(81)
Proceeds from exercise of stock options and stock purchase plan purchases	—	7
Net cash used in financing activities	(26,250)	(27,784)
Net decrease in cash and cash equivalents	(6,492)	(3,389)
Cash and cash equivalents, beginning of period	11,395	9,510
Cash and cash equivalents, end of period	$4,903	$6,121

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

1.      Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The consolidated balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date. These interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2020, which we refer to as fiscal 2020, due in part to the seasonality of our business. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

We do not present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

The preparation of unaudited interim consolidated financial statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to inventory valuation under the retail method and estimation of reserves and valuation allowances specifically related to insurance, income taxes and litigation. Actual results could differ materially from these estimates. Our fiscal year ends on June 30 and we operate our business as a single operating segment.

Accounting Pronouncement Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”).  ASC 842 requires entities (“lessees”) that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.   Under ASC 842, a right-of-use asset and lease liability is recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. In addition, ASC 842 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

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

We elected certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allows us to not reassess whether existing contracts contain leases, the lease classification of existing leases, or initial direct costs for existing leases.  We elected not to separate lease and non-lease components for new and modified leases and not to recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less.  We did not elect the hindsight practical expedient.  The adoption of the standard did not materially impact our consolidated net income or liquidity, and did not have an impact on debt-covenant compliance under our current revolving credit agreement.

See Note 5 for additional information.

2.       Revenue Recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, as well as a corresponding returns asset, and we use historical customer return behavior to estimate our reserve requirements.  No impairment of the returns asset was identified or recorded as of December 31, 2019.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.1 million in the second quarter of fiscal 2020 and was $0.2 million in the second quarter of fiscal 2019. Breakage income recognized was $0.2 million in the first six months of fiscal 2020 and was $0.3 million in the first six months of fiscal 2019.  The gift card liability is included in “Accrued liabilities” in the Consolidated Balance Sheet.

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

Stock options were awarded under the 2008 Plan and the 2014 Plan with a strike price at the fair market value equal to the closing price of our common stock on the date of the grant

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on December 31, 2019 range between $1.64 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014.  There were 2.1 million shares available for grant under the 2014 Plan at December 31, 2019.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock or a cash payment based on the value of our common stock at vesting.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock on the date of the grant.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of December 31, 2019, there were 2,737,884 shares of restricted stock and 1,558,138 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $2.33 and $1.76 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of December 31, 2019 there were 1,679,047 unvested performance-based restricted stock awards and performance-based restricted stock units payable in cash outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Amortization of share-based compensation during the period	$721	$988	$1,441	$1,759
Amounts capitalized in ending inventory	(190)	(332)	(391)	(617)
Amounts recognized and charged to cost of sales	323	452	509	690
Amounts charged against income for the period before tax	$854	$1,108	$1,559	$1,832

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

As discussed in Note 1, we adopted ASC 842 effective July 1, 2019 using the modified retrospective adoption method, which resulted in an adjustment to opening retained earnings of $0.6 million as of July 1, 2019 to recognize impairment of the opening right-of-use asset balance for two stores for which assets had been previously impaired under ASC 360, “Property, Plant, and Equipment.”

We utilized the simplified transition option available in ASC 842, which allowed the continued application of the legacy guidance in ASC 840, including disclosure requirements, in the comparative periods presented in the year of adoption.

We determine whether an agreement contains a lease at inception based on our right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the right-of-use (ROU) assets represent our right to use the underlying assets for the respective lease terms.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost	$23,424	$47,550
Variable lease cost	6,328	12,823
Finance lease cost:
Amortization of right-of-use assets	71	142
Interest on lease liabilities	8	16
Total lease cost	$29,831	$60,531

The table below presents additional information related to the Company’s leases as of December 31, 2019:

As of December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	6.2
Finance leases	3.1
Weighted average discount rate
Operating leases	5.8%
Finance leases	3.8%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,787	$44,037
Operating cash flows from finance leases	8	16
Financing cash flows from finance leases	71	142
Right-of-use assets obtained in exchange for operating lease liabilities	(1,929)	10,573

Maturities of lease liabilities were as follows as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2020 (remaining)	$46,580	$154	$46,734
2021	85,509	315	85,824
2022	73,375	236	73,611
2023	63,488	97	63,585
2024	54,627	10	54,637
2025	47,274	—	47,274
Thereafter	86,542	—	86,542
Total lease payments	$457,395	$812	$458,207
Less: Interest	74,991	43	75,034
Total lease liabilities	$382,404	$769	$383,173
Less: Current lease liabilities	71,590	293	71,883
Non-current lease liabilities	$310,814	$476	$311,290

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our consolidated balance sheet.  As of December 31, 2019, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

6.      Earnings per common share — The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$10,937	$16,006	$1,309	$7,897
Less: Income to participating securities	(267)	(159)	(15)	(96)
Net income attributable to common shares	$10,670	$15,847	$1,294	$7,801
Weighted average number of common shares outstanding — basic	45,218	44,733	45,086	44,612
Effect of dilutive stock equivalents	—	3	—	6
Weighted average number of common shares outstanding — diluted	45,218	44,736	45,086	44,618
Net income per common share — basic	$0.24	$0.35	$0.03	$0.17
Net income per common share — diluted	$0.24	$0.35	$0.03	$0.17

For the quarters ended December 31, 2019 and December 31, 2018, options representing the rights to purchase approximately 2.8 million weighted average shares and 4.0 million weighted average shares were not included in the diluted income per share calculation, because the assumed exercise of such options would have been anti-dilutive.  For the six months ended December 31, 2019 and December 31, 2018, options and awards representing rights to purchase approximately 3.0 million weighted average shares and 3.9 million weighted average shares were excluded from the diluted income per share calculation, because the assumed exercise of such options and awards would have been anti-dilutive.

7.      Revolving credit facility — We are party to a credit agreement providing for an asset-based, five-year senior secured revolving credit facility in the amount of up to $180.0 million which matures on January 29, 2024 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’

aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million.   Our Revolving Credit Facility, in some instances, limits our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the payment of a dividend or a repurchase of shares, we are required to, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment. As of December 31, 2019, we were in compliance with all of the Revolving Credit Facility covenants.

At December 31, 2019, we had $3.6 million outstanding under the Revolving Credit Facility, $8.8 million of outstanding letters of credit and availability of $91.4 million.  Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one- month LIBOR  plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the second quarter of the current fiscal year from the Revolving Credit Facility of $0.7 million was comprised of interest of $0.6 million, commitment fees of less than $0.1 million and the amortization of financing fees of less than $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $0.8 million was comprised of interest of $0.6 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the first six months of the current fiscal year from the Revolving Credit Facility of $1.4 million was comprised of interest of $1.1 million, commitment fees of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $1.4 million was comprised of interest of $1.0 million, commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

The fair value of the Company’s debt approximated its carrying amount as of December 31, 2019.

8.      Depreciation — Accumulated depreciation of owned property and equipment as of December 31, 2019 and June 30, 2019 was $175.5 million and $179.7 million, respectively.  Upon determining that a long-lived asset meets the criteria to be classified as held for sale, the Company ceases depreciation and records the assets at the lower of fair value, net of selling costs, or the carrying amount of the asset. As of December 31, 2019, we committed to a plan to sell certain non-core property associated with our Dallas distribution center facility and concluded that the criteria were met for recording these assets as held for sale.  The estimated fair value of these assets was higher than the carrying amount, therefore the assets were reclassified on our balance sheet from Property and equipment, net to Assets held for sale at their carrying amount, with no impact to the statement of operations.

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

The effective tax rates for the quarters ended December 31, 2019 and 2018 were (3.8%) and (1.4%), respectively. The effective tax rates for the six months ended December 31, 2019 and 2018 were (1.4%) and (1.3%), respectively.   A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the effects of the valuation allowance.

10.      Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  As of December 31, 2019 and June 30, 2019, credit card receivables from third party consumer credit card providers were $2.0 million and $9.7 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

11.      Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of December 31, 2019, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.3 million, and no impairment was identified or recorded.

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

•

During the second quarter of fiscal 2020, while at a more moderate pace, we continued to implement our strategy of improving store locations and the in-store experience for our customers.  Additionally, we are focused on successfully renegotiating our store lease terms.

•	We operated 705 stores in 39 states as of December 31, 2019. Our store base decreased from 720 stores in 40 states as of December 31, 2018.
•

Net sales for the second quarter of fiscal 2020 were $324.4 million, a decrease of 4.1%, compared to $338.4 million for the same period last year, primarily due to a decrease in sales from comparable stores (which we define as stores open at least five quarters, including stores relocated in the same market and renovated stores) of 3.0%. The decrease in comparable store sales was due to a 3.7% decrease in average ticket, partially offset by a 0.7% increase in customer transactions. Sales per square foot for the rolling 12 month period ended December 31, 2019 were $114, a decrease of 2.6% from the rolling 12 month period ended December 31, 2018.  Net sales for the first six months of fiscal 2020 were $548.9 million, a decrease of 3.0%, compared to $565.7 million for the same period last year, primarily due to a decrease in sales from comparable stores of 2.1%. The decrease in comparable store sales was due to a 3.4% decrease in average ticket, partially offset by a 1.4% increase in customer transactions.

•

Gross margin for the second quarter of fiscal 2020 was 32.6%, compared to 34.5% for the same period last year.  Gross margin for the first six months of fiscal 2020 was 34.1%, compared to 35.2% for the same period last year.

•

For the second quarter of fiscal 2020, selling, general and administrative expenses decreased $5.7 million to $94.7 million, from $100.4 million for the same quarter last year. For the first six months of fiscal 2020, selling, general and administrative expenses decreased $5.9 million to $184.5 million, from $190.4 million for the same period last year.

•

Our operating income for the second quarter of fiscal 2020 was $11.1 million, compared to $16.3 million for the same period last year. Our operating income for the first six months of fiscal 2020 was $2.4 million, compared to $8.7 million for the same period last year.

•

Our net income for the second quarter of fiscal 2020 was $10.9 million, or $0.24 per share, compared to $16.0 million, or $0.35 per share, for the same period last year. Our net income for the first six months of fiscal 2020 was $1.3 million, or $0.03 per share, compared to $7.9 million, or $0.17 per share, for the same period last year.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the second quarter of fiscal 2020 was $17.7 million compared to $23.3 million for the same period last year.  Adjusted EBITDA for the second quarter of fiscal 2020 was $18.5 million compared to $24.4 million for the same period last year.   EBITDA for the first six months of fiscal 2020 was $15.5 million compared to $22.4 million for the same period last year.  Adjusted EBITDA for the first six months of fiscal 2020 was $17.0 million compared to $24.3 million for the same period last year.

•

Inventory levels at December 31, 2019 decreased $33.9 million to $204.0 million from $237.9 million at June 30, 2019. Compared to the same date last year, inventories decreased $22.9 million from $226.9 million at December 31, 2018. The decrease in inventory as compared to December 31, 2018 was driven primarily by lower inventory in our stores and in-transit to our distribution centers. Inventory turnover for the trailing five quarters as of December 31, 2019 was 2.7 turns, and is consistent with the trailing five quarter turnover as of December 31, 2018 of 2.7 turns.

•

Cash and cash equivalents at December 31, 2019 decreased $6.5 million to $4.9 million from $11.4 million at June 30, 2019. Compared to the same date last year, cash and cash equivalents decreased $1.2 million from $6.1 million at December 31, 2018. We had borrowings of $3.6 million outstanding under our line of credit at December 31, 2019, compared to $5.0 million at December 31, 2018.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the quarter ending December 31.

There can be no assurance that the trends in sales or operating results will continue in the future.

Non-GAAP Financial Measures

We define EBITDA as net income or net loss before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that we believe are not representative of our core operating performance. These measures are not presentations made in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or loss as a measure of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered as, alternatives to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by such adjustments. We believe it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate our operating performance. These non-GAAP financial measures are included to supplement our financial information presented in accordance with GAAP and because we use these measures to monitor and evaluate the performance of our business as a supplement to GAAP measures and we believe the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in our business and evaluate our performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

The following table reconciles net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income (GAAP)	$10,937	$16,006	$1,309	$7,897
Depreciation and amortization	6,424	6,729	12,807	13,283
Interest expense, net	719	760	1,382	1,335
Income tax benefit	(398)	(223)	(18)	(99)
EBITDA (non-GAAP)	$17,682	$23,272	$15,480	$22,416
Share based compensation expense (1)	854	1,108	1,559	1,832
Cease-use rent expense (2)	—	7	—	72
Adjusted EBITDA (non-GAAP)	$18,536	$24,387	$17,039	$24,320

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

Three Months Ended December 31, 2019

Compared to the Three Months Ended December 31, 2018

Net sales for the second quarter of fiscal 2020 were $324.4 million, a decrease of $14.0 million from $338.4 million in the second quarter of fiscal 2019. Comparable store sales decreased 3.0% compared to the same period a year ago, and was comprised of a 3.7% decrease in average ticket, partially offset by a 0.7% increase in customer transactions. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. Non-comparable store sales decreased by a total of $4.1 million and resulted in a 110 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 23 store closures, partially offset by 8 store openings, which have occurred since the end of the second quarter of fiscal 2019. Store openings and closings are presented in the table below.

	Store Openings/Closings
	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Fiscal Year Ended June 30, 2019
Stores open at beginning of period	707	719	726
Stores opened during the period	—	2	11
Stores closed during the period	(2)	(1)	(23)
Stores open at end of period	705	720	714

We ended the second quarter of fiscal 2020 with 705 stores open at December 31, 2019, compared to 720 stores open at December 31, 2018.  No stores were relocated during the second quarter of fiscal 2020, while three stores were relocated in the second quarter of the prior fiscal year.

Gross profit for the second quarter of fiscal 2020 was $105.8 million, a decrease of 9.3% compared to $116.7 million in gross profit for the second quarter of fiscal 2019. Gross profit as a percentage of net sales was 32.6% for the second quarter of fiscal 2020, compared to 34.5% for the second quarter of fiscal 2019.  The decrease in gross margin was primarily a result of higher markdowns, driven by seasonal merchandise, higher recognized supply chain and transportation costs, and higher other cost of sales.

Selling, general & administrative (SG&A) expenses for the second quarter of fiscal 2020 decreased $5.7 to $94.7 million, compared to $100.4 million in the same period last year. As a percentage of net sales, SG&A expenses were 29.2% for the second quarter of fiscal 2020 compared to 29.7% in the same period last year, leveraging approximately 50 basis points.  The decrease in SG&A was primarily due to lower incentive compensation and retention costs, as well as reduced advertising costs, partially offset by increased store labor costs.

Our operating income was $11.1 million for the second quarter of fiscal 2020, compared to operating income of $16.3 million during the second quarter of fiscal 2019.

Interest expense remained relatively consistent at $0.7 million for the second quarter of fiscal 2020, compared to $0.8 million for the second quarter of fiscal 2019.  Other income was $0.2 million in the second quarter of both fiscal 2020 and 2019.

Income tax benefit for the second quarter of fiscal 2020 was $0.4 million compared to $0.2 million for the same period last year. The effective tax rates for the second quarter of fiscal 2020 and fiscal 2019 were (3.8%) and (1.4%), respectively. We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of December 31, 2019. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Six Months Ended December 31, 2019

Compared to the Six Months Ended December 31, 2018

Net sales for the first six months of fiscal 2020 were $548.9 million, a decrease of $16.8 million from $565.7 million for the first six months of fiscal 2019.  Comparable store sales decreased 2.1% compared to an increase of 2.6% in the first six months of fiscal 2019, and was comprised of a 3.4% decrease in average ticket, partially offset by 1.4% increase in customer transactions.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. Non-comparable store sales decreased by a total of $5.4 million and resulted in a 90 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.  The non-comparable store sales decrease was driven by 33 store closures, partially offset by 12 store openings, which have occurred since the beginning of the prior fiscal year. Store openings and closings are presented in the table below.

	Store Openings/Closings
	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018	Fiscal Year Ended June 30, 2019
Stores open at beginning of period	714	726	726
Stores opened during the period	1	4	11
Stores closed during the period	(10)	(10)	(23)
Stores open at end of period	705	720	714

We ended the first six months of fiscal 2020 with 705 stores open at December 31, 2019, compared to 720 stores open at December 31, 2018.  One store was relocated during the first six months of fiscal 2020.  Ten stores were relocated in the first six months of the prior fiscal year.

Gross profit for the first six months of fiscal 2020 was $186.9 million, a decrease of 6.2% compared to $199.2 million in gross profit for the first six months of fiscal 2019.  Gross profit as a percentage of net sales was 34.1% for the first six months of fiscal 2020, compared to 35.2% for the first six months of fiscal 2019.  The decrease in gross margin was primarily a result of higher markdowns, driven by seasonal merchandise, higher recognized supply chain and transportation costs, partially offset by improved initial merchandise mark-up for the first six months of fiscal 2020.

SG&A for the six months ended December 31, 2019 decreased $5.9 million to $184.5 million, compared to $190.4 million in the same period last year. As a percentage of net sales, SG&A expenses were 33.6% for the first six months of fiscal 2020 compared to 33.7% in the same period last year, leveraging approximately 10 basis points. The decrease in SG&A was primarily due to lower incentive compensation and retention costs, as well as reduced advertising costs, partially offset by increased store labor costs.

Our operating income was $2.4 million for the first six months of fiscal 2020, compared to operating income of $8.7 million during the first six months of fiscal 2019.

Interest expense remained constant at $1.4 million for the first six months of both fiscal 2020 and 2019. Other income was $0.2 million in the first six months of fiscal 2020 compared to $0.4 million in the same period of fiscal 2019.

Income tax benefit for the first six months ended December 31, 2019 was $18 thousand compared to $0.1 million for the same period last year. The effective tax rates for the first six months of fiscal 2020 and fiscal 2019 were (1.4%) and (1.3%), respectively. We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of December 31, 2019. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2019 was $28.1 million compared to $32.7 million for the six months ended December 31, 2018. The decrease in cash provided by operating activities in the current year was primarily the result of a $14.4 million lower increase in accrued liabilities, primarily due to lower incentive compensation and transportation accruals, as compared to the prior year, an $8.0 million higher cash usage in accounts payable as compared to the prior year, and a $0.9 million lower increase in non-current liabilities as compared to the prior year related to incentive compensation, partially offset by a $26.4 million higher reduction in inventory in the current year as compared to the prior year.  The decrease in accounts payable was due to the inventory decline and the timing of merchandise receipts and the related payments.  Net cash provided by operating activities was impacted by our $6.6 million lower net income as compared to the prior year.  There were no significant changes to our vendor payments policy during the six months ended December 31, 2019.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2019 and 2018 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office, technology and equipment.  Cash used in investing activities totaled $8.4 million and $8.3 million for the six months ended December 31, 2019 and 2018, respectively.  Prior year spending primarily related to our store real estate strategy, while current year spending reflects reduced real estate project activity and increased investment in technology.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, in the range of $23 million to $26 million in fiscal year 2020.

Cash Flows from Financing Activities

Net cash used in financing activities of $26.3 million for the six months ended December 31, 2019 related to $31.1 million of net payments on our Revolving Credit Facility, along with a $5.0 million cash overdraft provision.  Net cash used by financing activities of $27.8 million for the prior year period related to $33.5 million of net payments on our Revolving Credit Facility, along with a $5.8 million cash overdraft provision.

Revolving Credit Facility

We are party to a credit agreement providing for an asset-based, five year senior secured revolving credit facility in the amount of up to $180.0 million that matures on January 29, 2024 (the “Revolving Credit Facility”). The availability of funds under the Revolving Credit Facility is limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Revolving Credit Facility. Our indebtedness under the Revolving Credit Facility is secured by a lien on substantially all of our assets. The Revolving Credit Facility contains certain restrictive covenants, which affect, among others, our ability to incur liens or incur additional indebtedness, change the nature of our business, sell assets or merge or consolidate with any other entity, or make investments or acquisitions unless they meet certain requirements. The Revolving Credit Facility requires that we satisfy a fixed charge coverage ratio at any time that our availability is less than the greater of 10% of our calculated borrowing base or $12.5 million. Our Revolving Credit Facility may, in some instances, limit our ability to pay cash dividends and repurchase our common stock. In order for the borrower under the Revolving Credit Facility, our subsidiary, to make a restricted payment to us for the, payment of a dividend or a repurchase of shares, we must, among other things, maintain availability of 20% of the lesser of our calculated borrowing base or our lenders’ aggregate commitments under the Revolving Credit Facility on a pro forma basis for a specified period prior to and immediately following the restricted payment.

As of December 31, 2019, we had $3.6 million outstanding under the Revolving Credit Facility, $8.8 million of outstanding letters of credit and availability of $91.4 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes. We incur commitment fees of up to 0.25% on the unused portion of the Revolving Credit Facility, payable quarterly. Any borrowing under the Revolving Credit Facility incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the second quarter of the current fiscal year from the Revolving Credit Facility of $0.7 million was comprised of interest of $0.6 million, commitment fees of less than $0.1 million and the amortization of financing fees of less than $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $0.8 million was comprised of interest of $0.6 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million.  Interest expense for the first six months of the current fiscal year from the Revolving Credit Facility of $1.4 million was comprised of interest of $1.1 million, commitment fees of $0.2 million and the amortization of financing fees of $0.1 million. Interest expense for the second quarter of the prior fiscal year from the Revolving Credit Facility of $1.4 million was comprised of interest of $1.0 million, commitment fees of $0.2 million and the amortization of financing fees of $0.2 million.

Liquidity

We have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility.  Cash and cash equivalents as of December 31, 2019 and 2018, were $4.9 million and $6.1 million, respectively. Our cash flows will continue to be utilized for the operation of our business and the use of any excess cash will be determined by the Board of Directors. Our borrowings have historically peaked during our second fiscal quarter as we build inventory levels prior to the holiday selling season. Given the seasonality of our business, the amount of borrowings under our Revolving Credit Facility may fluctuate materially depending on various factors, including the time of year, our strategic investment needs and the opportunity to acquire merchandise inventory. Our primary uses for cash provided by operating activities relate to funding our ongoing business activities and planned capital expenditures. We may also use available cash to repurchase shares of our common stock. We believe funds generated from our operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility will be sufficient to fund our operations for the next year. If our capital resources are not sufficient to fund our operations, we may seek additional debt or equity financing. However, we can offer no assurances that we will be able to obtain additional debt or equity financing on reasonable terms.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2019.

As of December 31, 2019, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Other than as described in Note 1 of our unaudited consolidated financial statements, as of December 31, 2019, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the second quarter of fiscal 2020 were 5.0% of sales compared to 4.4% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at December 31, 2019 would result in a decline in gross profit and diluted income per share for the second quarter of fiscal 2020 of $1.0 million and $0.02, respectively.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our repurchases of equity securities during the three months ended December 31, 2019 is provided in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2019	—	$—	—	$3,187,746
November 1 through November 30, 2019	—	$—	—	$3,187,746
December 1 through December 31, 2019	—	$—	—	$3,187,746
Total	—	$—	—	$3,187,746

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

10.1	Amended and Restated Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2019)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: February 5, 2020	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: February 5, 2020	By:	/s/ Kelly J. Munsch
Kelly J. Munsch Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)