Form 10-Q
period 2020-03-31
TUESDAY MORNING CORP/DE
filed 2020-06-17
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TUESQ*	*

* As previously disclosed, on May 27, 2020, Tuesday Morning Corporation (the “Company”) was notified by the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) that the Company’s common stock would be delisted from Nasdaq as a result of the Company’s filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  On June 8, 2020, trading in the Company’s common stock on Nasdaq was suspended, and the Company’s common stock began trading on the OTC Pink Market under the symbol “TUESQ”.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 15, 2020
Common Stock, par value $0.01 per share	47,894,980

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2020 (unaudited) and June 30, 2019

(In thousands, except share and per share data)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$47,334	$11,395
Inventories	215,494	237,895
Prepaid expenses	4,237	5,388
Other current assets	1,690	1,822
Total Current Assets	268,755	256,500
Property and equipment, net	104,872	110,146
Operating lease right-of-use assets	347,495	—
Deferred financing costs	831	994
Other assets	2,550	2,881
Total Assets	$724,503	$370,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,916	$91,251
Accrued liabilities	33,854	45,923
Operating lease liabilities	71,782	—
Current portion of long-term debt	90,600	—
Total Current Liabilities	275,152	137,174

Operating lease liabilities — non-current	302,456	—
Borrowings under revolving credit facility	—	34,650
Deferred rent	—	23,551
Asset retirement obligation — non-current	3,002	3,002
Other liabilities — non-current	895	835
Total Liabilities	581,505	199,212
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 49,794,195 shares issued and 48,010,534 shares outstanding at March 31, 2020 and 48,466,930 shares issued and 46,683,269 shares outstanding at June 30, 2019	461	465
Additional paid-in capital	243,481	241,456
Retained deficit	(94,132)	(63,800)
Less: 1,783,661 common shares in treasury, at cost, at March 31, 2020 and 1,783,661 common shares in treasury, at cost, at June 30, 2019	(6,812)	(6,812)
Total Stockholders’ Equity	142,998	171,309
Total Liabilities and Stockholders’ Equity	$724,503	$370,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended March 31, 2020 and 2019

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$165,698	$210,984	$714,551	$776,716
Cost of sales	113,531	134,486	475,476	501,054
Gross profit	52,167	76,498	239,075	275,662
Selling, general and administrative expenses	82,814	84,309	267,273	274,751
Operating income/(loss)	(30,647)	(7,811)	(28,198)	911
Other income/(expense):
Interest expense	(499)	(513)	(1,890)	(1,868)
Other income, net	223	165	456	597
Other income/(expense) total	(276)	(348)	(1,434)	(1,271)
Loss before income taxes	(30,923)	(8,159)	(29,632)	(360)
Income tax benefit	117	130	99	31
Net loss	$(31,040)	$(8,289)	$(29,731)	$(391)
Earnings Per Share
Net loss per common share:
Basic	$(0.69)	$(0.18)	$(0.66)	$(0.01)
Diluted	$(0.69)	$(0.18)	$(0.66)	$(0.01)
Weighted average number of common shares:
Basic	45,314	44,811	45,162	44,677
Diluted	45,314	44,811	45,162	44,677
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended March 31, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2019	48,036	$462	$242,899	$(63,092)	$(6,812)	$173,457
Net loss	—	—	—	(31,040)	—	(31,040)
Share-based compensation	—	—	581	—	—	581
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(25)	(1)	1	—	—	—
Balance at March 31, 2020	48,011	$461	$243,481	$(94,132)	$(6,812)	$142,998

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2018	46,801	$469	$239,723	$(43,462)	$(6,812)	$189,918
Net loss	—	—	—	(8,289)	—	(8,289)
Share-based compensation	—	—	896	—	—	896
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(61)	(4)	4	—	—	—
Balance at March 31, 2019	46,740	$465	$240,623	$(51,751)	$(6,812)	$182,525

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Nine Months Ended March 31, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	171,309
Net loss	—	—	—	(29,731)	—	(29,731)
Share-based compensation	—	—	2,022	—	—	2,022
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,328	(4)	3	—	—	(1)
Cumulative effect of accounting change	—	—	—	(601)	—	(601)
Balance at March 31, 2020	48,011	$461	$243,481	$(94,132)	$(6,812)	$142,998

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254
Net loss	—	—	—	(391)	—	(391)
Share-based compensation	—	—	2,655	—	—	2,655
Shares issued in connection with exercises of employee stock options	3	—	7	—	—	7
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	872	(4)	4	—	—	—
Balance at March 31, 2019	46,740	$465	$240,623	$(51,751)	$(6,812)	$182,525

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended March 31, 2020 and 2019

(In thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,731)	$(391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,935	19,727
Amortization of financing fees	163	220
(Gain)/loss on disposal of assets	92	(10)
Share-based compensation	2,082	2,671
Construction allowances from landlords	1,313	1,121
Change in operating assets and liabilities:
Inventories	22,341	(3,931)
Prepaid and other current assets	1,631	885
Accounts payable	(7,339)	(15,349)
Accrued liabilities	(9,842)	5,063
Operating lease assets and liabilities	(1,085)	—
Deferred rent	—	(141)
Income taxes payable	153	82
Other liabilities — non-current	(106)	34
Net cash provided by operating activities	607	9,981
Cash flows from investing activities:
Capital expenditures	(15,513)	(10,924)
Purchases of intellectual property	(27)	(292)
Proceeds from sales of assets	114	25
Net cash used in investing activities	(15,426)	(11,191)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	265,353	156,200
Repayments of borrowings under revolving credit facility	(209,403)	(159,480)
Change in cash overdraft	(4,996)	9,391
Payments on finance leases	(196)	(121)
Proceeds from exercise of stock options and stock purchase plan purchases	—	7
Payment of financing fees	—	(529)
Net cash provided by financing activities	50,758	5,468
Net increase in cash and cash equivalents	35,939	4,258
Cash and cash equivalents, beginning of period	11,395	9,510
Cash and cash equivalents, end of period	$47,334	$13,768

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

In reliance upon the Order of the Securities and Exchange Commission issued March 25, 2020, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465), the Company has delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 due to the impacts of the COVID-19 pandemic, as discussed further herein.

1.     Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The consolidated balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date. These interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2020, which we refer to as fiscal 2020, due in part to the seasonality of our business and the financial impact of the COVID-19 pandemic, discussed further below. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

We do not present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

The preparation of unaudited interim consolidated financial statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to inventory valuation under the retail method and estimation of reserves and valuation allowances specifically related to insurance, income taxes and litigation. Actual results could differ materially from these estimates.  The COVID-19 pandemic has increased the difficulty in making various estimates in our financial statements.  Our fiscal year ends on June 30 and we operate our business as a single operating segment.

COVID-19 Pandemic

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.

On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

Going Concern

Our operating losses for the three and nine month periods ended March 31, 2020, were $30.6 million and $28.2 million, respectively.  Cash and cash equivalents were $47.3 million as of March 31, 2020.  The Company had $90.6 million in cash borrowings and $8.8 million in letters of credit outstanding under our existing revolving credit facility, dated as of August 18, 2015, and as previously amended (hereafter referred to as the “Pre-Petition ABL Credit Agreement”), with no amounts remaining available for cash borrowings, all as of March 31, 2020. For information regarding the Company’s borrowings, see Note 8 of the Notes to Consolidated Financial Statements.

Subsequent to March 31, 2020, the COVID-19 pandemic and the resulting store closures have continued to severely reduce our revenues and operating cash flows.  As described in Note 2, on May 27, 2020 (the “Petition Date”), we filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  The filing of the Chapter 11 Cases constituted an event of default that caused our obligations under the Pre-Petition ABL Credit Agreement to become immediately due and payable. We believe that any efforts to enforce such payment obligations under the Pre-Petition ABL Credit Agreement were stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the Pre-Petition ABL Credit Agreement are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court orders modifying the stay, including the interim order of the Bankruptcy Court approving the DIP ABL Facility (as defined below).

Cash and cash equivalents and forecasted cash flows from operations are not expected to be sufficient to meet the Company’s obligations that will mature over the next 12 months.  Although we are seeking to address our liquidity concerns through the Chapter 11 Cases, the approval of a plan of reorganization or the sale of all or substantially all of our assets is not within our control and uncertainty remains as to whether the Bankruptcy Court will approve a plan of reorganization or a sale of all or substantially all of our assets.

The consolidated financial statements for three and nine month periods ended March 31, 2020, have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.  We have concluded that our financial condition and our projected operating results, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and receive new financing, and the risks and uncertainties surrounding the Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.  Our future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements.

Bankruptcy Filing

See Note 2 entitled “Subsequent Events” for additional information regarding the Chapter 11 Cases as well as for a discussion of debtor-in-possession financing.

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

See Note 5 for additional information.

2.     Subsequent events —

Voluntary Petitions for Reorganization under Chapter 11

On the Petition Date, we commenced the Chapter 11 Cases by filing in the Bankruptcy Court voluntary petitions under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes.

Significant Bankruptcy Court Actions

We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  On May 28, 2020 at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court granted relief in conjunction with various motions intended to ensure our ability to continue our ordinary operations after the Petition Date.  The Bankruptcy Court’s Orders granting such relief, entered on May 28, 2020 and May 29, 2020, authorized us to, among other things, pay certain pre-petition employee and retiree expenses and benefits, use our existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors and pay certain pre-petition taxes and related fees. In addition, the Bankruptcy Court issued an interim order [Docket No. 67] (the “Interim DIP Order”) approving, among other things, (1) our entry into the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, for itself and the other lenders, which provides for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million (the “DIP ABL Facility”), and (2) our use of cash collateral in accordance with the terms of the DIP ABL Credit Agreement. Pursuant to the Interim DIP Order, an initial amount of up to $50 million became available for revolving loans under the DIP ABL Facility, with the remaining amounts to become available upon entry of a final order by the Bankruptcy Court.

These orders are significant because they allow us to operate our businesses in the normal course.

On May 29, 2020, the Bankruptcy Court issued an interim order [Docket No. 98] (including the exhibits attached thereto, the “Interim NOL Order”) designed to assist us in preserving certain tax attributes by establishing, among other things, notification and hearing procedures (the “Procedures”) relating to proposed transfers of its common stock and the taking of worthless stock deductions and setting a final hearing to consider the issues addressed in the Interim Order. The Procedures, among other things, restrict transfers involving, and require notice of the holdings of and proposed transactions by any person or “entity” (as defined the applicable U.S. Treasury Regulations) owning or seeking to acquire ownership of 4.5% or more of the Company’s common stock. The Interim NOL Order provides that any actions in violation of the Procedures (including the notice requirements) would be null and void ab initio, and (a) the person or entity making such a transfer would be required to take remedial actions specified by us to appropriately reflect that such transfer of our common stock is null and void ab initio and (b) the person or entity making such a declaration of worthlessness with respect to our common stock would be required to file an amended tax return revoking such declaration and any related deduction to reflect that such declaration is void ab initio.

On May 29, 2020, the Bankruptcy Court issued an interim order approving procedures for the closure of up to 230 of our store locations, for which the decision and identification occurred subsequently to March 31, 2020 as part of our planned objectives under reorganization.  The Bankruptcy Court entered a final order approving these procedures on June 9, 2020.  We have commenced the process to close approximately 130 store locations in a first wave of store closings. We currently expect to close an additional approximately 100 stores following negotiations with our landlords. We also expect to close our Phoenix, Arizona distribution center. We are not able to estimate at this time the amount, nature and timing of the charges that will be incurred as a result of these actions.

Debtor-in-Possession Credit Facilities

DIP ABL Facility

On May 29, 2020, the Debtors entered into the DIP ABL Credit Agreement. The Lenders under the DIP ABL Facility are the existing lenders under the Pre-Petition ABL Credit Agreement.

The DIP ABL Credit Agreement includes conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The DIP ABL Credit Agreement requires the Debtors to, among other things, maintain certain minimum liquidity requirements, complete the DIP Term Facility (as defined below), and receive approval of a plan of reorganization or sale of substantially all assets of the Debtors through the Chapter 11 process by agreed upon deadlines.

Under the terms of the DIP ABL Credit Agreement, amounts available for advances would be subject to a borrowing base generally consistent with the borrowing base under the Pre-Petition ABL Credit Agreement, subject to certain agreed upon exceptions. The DIP ABL Credit Agreement requires that all proceeds of advances under the DIP ABL Facility be used only for ordinary course general corporate and working capital purposes, costs of administration of the Chapter 11 Cases, certain professional fees and fees and expenses relating to the DIP ABL Facility, in each case, in accordance with a cash flow budget that will be updated periodically (the “Budget”), subject to certain permitted variances. The DIP ABL Credit Agreement requires that all cash received by the Debtors (other than proceeds of the DIP ABL Facility) be applied to repay outstanding amounts under the Pre-Petition ABL Credit Agreement.

The commitments of the lenders under the DIP ABL Facility terminate and outstanding borrowings under the DIP ABL Facility mature at the earliest of the date which is one hundred eighty (180) days after the Petition Date; the date of consummation of the sale of all or substantially all of the Debtors’ assets; the effective date of a plan of reorganization; or upon the occurrence of an event of default under the DIP ABL Credit Agreement or such other date as the outstanding borrowings under the DIP Facility are accelerated.

DIP Term Facility

On June 3, 2020, the Debtors entered into a term sheet (the “Term Sheet”) with BRF Finance Co., LLC (“BRF Finance”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, BRF Finance would agree to provide a debtor-in-possession delayed draw term loan facility in an amount not to exceed $25 million (the “DIP Term Facility”) secured by the owned real estate of the Debtors (the “Real Estate Assets”).  Under the terms of the Term Sheet, the closing and initial extension of credit under the DIP Term Facility (which initial extension of credit is not to exceed $10 million) will be subject to satisfaction of certain conditions precedent, including execution and delivery of definitive loan documentation, entry of an interim order of the Bankruptcy Court authorizing the DIP Term Facility, receipt by BRF Finance of certain financial and tax information with respect to the Debtors, including the Budget, and receipt by BRF Finance of certain real estate appraisals and title reports with respect to the Real Estate Assets.  Thereafter and so long as a final order of the Bankruptcy Court authorizing the DIP Term Facility has been entered and is in full force and effect, the Debtors would be entitled to make additional borrowings under the DIP Term Facility in minimum increments of $2.5 million subject to the satisfaction of certain additional conditions, including absence of defaults under the DIP Term Facility, delivery of notices of borrowing and the accuracy of the representations and warranties of the Debtor in the definitive loan documentation for the DIP Term Facility.

Pursuant to the Term Sheet, proceeds of borrowings under the DIP Term Facility would be used by the Debtors to: (1) repay obligations of the Debtors under (a) the DIP ABL Credit Agreement, and (b) the Pre-Petition ABL Credit Agreement; (2) fund general working capital; and (3) fund operational expenses and restructuring expenses of the Debtors, in each case, to the extent permitted by the applicable orders of the Bankruptcy Court, the Budget and the definitive loan documents for the DIP Term Facility.

The DIP Term Facility is expected to include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size, but in all events consistent with the terms of the DIP ABL Credit Agreement.  The Debtors will be obligated to prepay amounts outstanding under the DIP Term Facility upon certain asset sales and casualty or condemnation events with respect to the Real Estate Assets.

Under the terms of the DIP ABL Credit Agreement and the Term Sheet, the lenders under the DIP ABL Credit Agreement will have a lien on the Real Estate Assets ranking junior to the rights of the lenders under the DIP Term Facility, with the lien priorities and enforcement rights with respect to the Real Estate Assets and the application of proceeds thereof to be governed by the terms of an intercreditor agreement.

The proposed DIP Term Facility would mature on the earliest of (1) the date that is 180 days after the Petition Date, (2) the date of consummation of a sale of all or substantially all assets of the Debtors, (3) the effective date of a plan of reorganization, or (4) the date the obligations of the Debtors under the DIP Term Facility are accelerated as a result of an event of default.

De-listing

On May 27, 2020, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock will be delisted from Nasdaq. On June 8, 2020, trading of the Company’s common stock on Nasdaq was suspended and the Company’s common stock began trading over the counter in the OTC Pink Market under the symbol “TUESQ”.

3.     Revenue recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, as well as a corresponding returns asset, and we use historical customer return behavior to estimate our reserve requirements.  No impairment of the returns asset was identified or recorded as of March 31, 2020.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.1 million in the third quarter of fiscal 2020 and was less than $0.1 million in the third quarter of fiscal 2019. Breakage income recognized was $0.4 million in the first nine months of fiscal 2020 and was $0.3 million in the first nine months of fiscal 2019.  The gift card liability is included in “Accrued liabilities” in the Consolidated Balance Sheet.  We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

4.     Share-based incentive plans — Stock Option Awards. We have established the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but equity awards granted under the 2008 Plan are still outstanding.

Stock options were awarded under the 2008 Plan and the 2014 Plan with a strike price at the fair market value equal to the closing price of our common stock on the date of the grant.

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on March 31, 2020 range between $1.64 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014.  There were 2.1 million shares available for grant under the 2014 Plan at March 31, 2020.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock or a cash payment based on the value of our common stock at vesting.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock on the date of the grant.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of March 31, 2020, there were 2,688,548 shares of restricted stock and 1,473,787 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $2.30 and $1.83 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of March 31, 2020, there were 1,505,969 unvested performance-based restricted stock awards and performance-based restricted stock units payable in cash outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Amortization of share-based compensation during the period	$581	$896	$2,022	$2,655
Amounts capitalized in ending inventory	(160)	(275)	(552)	(892)
Amounts recognized and charged to cost of sales	102	218	612	908
Amounts charged against income for the period before tax	$523	$839	$2,082	$2,671

5.     Commitments and contingencies — Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 2.

In addition, we are involved in legal and governmental proceedings as part of the normal course of our business. Reserves have been established when a loss is considered probable and are based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies.  Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

6.     Leases — We conduct substantially all operations from leased facilities, with the exception of the corporate headquarters in Dallas and the Dallas warehouse, distribution and retail complex, which are owned facilities.  The other warehouse facility and all other retail store locations are under operating leases that will expire over the next 1 to 11 years.  Many of our leases include options to renew at our discretion.  We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease.  We also lease certain equipment under finance leases that expire generally within 60 months.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost	$23,552	$71,186
Variable lease cost	6,244	18,982
Finance lease cost:
Amortization of right-of-use assets	72	213
Interest on lease liabilities	7	23
Total lease cost	$29,875	$90,404

The table below presents additional information related to the Company’s leases as of March 31, 2020:

As of March 31, 2020
Weighted average remaining lease term (in years)
Operating leases	6.1
Finance leases	2.9
Weighted average discount rate
Operating leases	5.8%
Finance leases	3.8%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,615	$67,146
Operating cash flows from finance leases	6	22
Financing cash flows from finance leases	54	196
Right-of-use assets obtained in exchange for operating lease liabilities	6,632	28,040

Maturities of lease liabilities were as follows as of March 31, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2020 (remaining)	$23,762	97	$23,859
2021	87,942	315	88,257
2022	75,022	236	75,258
2023	64,830	94	64,924
2024	55,820	10	55,830
2025	48,376	—	48,376
Thereafter	91,174	—	91,174
Total lease payments	$446,926	$752	$447,678
Less: Interest	72,688	32	72,720
Total lease liabilities	$374,238	$720	$374,958
Less: Current lease liabilities	71,782	293	72,075
Non-current lease liabilities	$302,456	$427	$302,883

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our consolidated balance sheet.  As of March 31, 2020, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

7.     Earnings per common share — The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss	$(31,040)	$(8,289)	$(29,731)	$(391)
Less: Income to participating securities	—	—	—	—
Net loss attributable to common shares	$(31,040)	$(8,289)	$(29,731)	$(391)
Weighted average number of common shares outstanding — basic	45,314	44,811	45,162	44,677
Effect of dilutive stock equivalents	—	—	—	—
Weighted average number of common shares outstanding — diluted	45,314	44,811	45,162	44,677
Net loss per common share — basic	$(0.69)	$(0.18)	$(0.66)	$(0.01)
Net loss per common share — diluted	$(0.69)	$(0.18)	$(0.66)	$(0.01)

For the quarters and year to date periods ended March 31, 2020 and 2019, all options representing the rights to purchase shares were excluded in the dilutive earnings per share calculation, because the assumed exercise of such options would have been anti-dilutive.

8.     Debt — We are party to the Pre-Petition ABL Credit Agreement (defined above) which provided for an asset-based, five-year senior secured revolving credit facility in the original amount of up to $180.0 million which was scheduled to mature on January 29, 2024. The availability of funds under the Pre-Petition ABL Credit Agreement was limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Pre-Petition ABL Credit Agreement. Our indebtedness under the Pre-Petition ABL Credit Agreement is secured by a lien on substantially all of our assets.

As of March 31, 2020, we had $90.6 million outstanding under the Pre-Petition ABL Credit Agreement, $8.8 million of outstanding letters of credit and no availability. Letters of credit under the Pre-Petition ABL Credit Agreement are generally for self-insurance purposes. The fair value of the Company’s debt approximated its carrying amount as of March 31, 2020.

We incur commitment fees of up to 0.25% on the unused portion of the Pre-Petition ABL Credit Agreement, payable quarterly. Any borrowing under the Pre-Petition ABL Credit Agreement incurs interest at the prime rate, or LIBOR, plus an applicable margin, at our election (except with respect to swing loans, which incur interest solely at the prime rate plus the applicable margin), subject to a floor of one-month LIBOR plus an applicable margin in the case of loans based on the prime rate.  Interest expense for the third quarter of the current fiscal year from the Pre-Petition ABL Credit Agreement of $0.5 million was comprised of interest of $0.4 million and the amortization of financing fees of $0.1 million. Interest expense for the third quarter of the prior fiscal year of $0.5 million was comprised of interest of $0.3 million, commitment fees of $0.1 million and the amortization of financing fees of $0.1 million. Interest expense for the first nine months of the current fiscal year from the Pre-Petition ABL Credit Agreement of $1.9 million was comprised of interest of $1.5 million, commitment fees of $0.2 million and the amortization of financing fees of $0.2 million. Interest expense for the third quarter of the prior fiscal year of $1.9 million was comprised of interest of $1.3 million, commitment fees of $0.3 million and the amortization of financing fees of $0.3 million.

On May 14, 2020, we entered into a Limited Forbearance Agreement (the “Forbearance Agreement”) with the lenders under the Pre-Petition ABL Credit Agreement.

Under the terms of the Forbearance Agreement, the lenders under the Pre-Petition ABL Credit Agreement agreed to not exercise remedies under the Pre-Petition ABL Credit Agreement and applicable law through May 26, 2020 (or earlier, if certain events occurred) based on the event of default resulting from our suspension of the operation of our business in the ordinary course and other events of default that may arise during the forbearance period as a result of failing to meet our obligations under certain agreements.

Pursuant to the Forbearance Agreement, the commitment of the lenders under the Pre-Petition ABL Credit Agreement was permanently reduced from $180 million to $130 million and new swingline loans were not advanced. During the forbearance period the lenders were not obligated to fund further loans or issue or renew letters of credit under the Pre-Petition ABL Credit Agreement. The Forbearance Agreement required loan repayments of $10 million under the Pre-Petition ABL Credit Agreement, and the application of unrestricted and unencumbered cash balances in excess of $32 million to the repayment of outstanding borrowings under the Pre-Petition ABL Credit Agreement. The Forbearance Agreement also required daily cash sweeps to the Company’s main concentration account, a deposit account control agreement over such account, the imposition of additional reporting obligations, including a business plan, cash flow forecasts and working capital plan, and adherence to such cash flow forecasts, subject to certain permitted variances. The Forbearance Agreement also required the Company to retain a liquidation consultant and financial advisor.  The Forbearance Agreement ended on May 26, 2020.

The filing of the Chapter 11 Cases on May 27, 2020, was an event of default under the Pre-Petition ABL Credit Agreement, making all amounts outstanding under the existing Pre-Petition ABL Credit Agreement immediately due and payable.  As of March 31, 2020, all outstanding borrowings therefore under the existing agreement are reflected as a current liability in the Consolidated Balance Sheet.  As discussed in Note 1, we believe that any efforts to enforce such payment obligations under the Pre-Petition ABL Credit Agreement were stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the Pre-Petition ABL Credit Agreement are subject to the applicable provisions of the Bankruptcy Code and any Bankruptcy Court orders modifying the stay, including the interim order of the Bankruptcy Court approving the DIP ABL Facility.

9.     Property and equipment, including depreciation — Accumulated depreciation of owned property and equipment as of March 31, 2020 and June 30, 2019 was $197.9 million and $179.7 million, respectively. As of March 31, 2020, due to the impact of COVID-19, we performed an interim impairment assessment of our leasehold improvement assets, which included estimated future cash flow assumptions incorporating the impact of our temporary store closures.  As a result of this assessment, we determined that approximately $1.9 million of our store leasehold improvement fixed assets indicated impairment which was included in selling, general and administrative expenses in the Consolidated Statements of Operations for the three and nine month periods ended March 31, 2020.   Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results.  While we believe our estimates and judgments about projected future cash flows are reasonable, future impairment charges may be required if the future cash flows, as projected, do not occur, or if events change requiring us to revise our estimates.

For certain property associated with our Dallas distribution center facility that had previously been classified as assets held for sale at December 31, 2019, we reassessed the criteria for held for sale classification in light of the current environment and concluded that these assets no longer met the criteria as of March 31, 2020, and accordingly we reclassified these assets into Property and equipment, net in the Consolidated Balance Sheet as of March 31, 2020.

10.     Income taxes — The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years through fiscal 2014.  The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate alternative minimum tax credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we intend to defer qualified payroll taxes and claim the employee retention credit.  At this point in time, the amount of the credit is still being evaluated.

The effective tax rates for the quarters ended March 31, 2020 and 2019 were (0.4%) and (1.6%), respectively. The effective tax

rates for the nine months ended March 31, 2020 and 2019 were (0.3%) and (8.6%), respectively.   A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense/(benefit) and pretax income/(loss) results from the effects of the valuation allowance.

11.     Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  As of March 31, 2020, there were no credit card receivables from third party consumer credit card providers, as our stores were temporarily closed as of March 25, 2020 due to the COVID-19 pandemic.   As of June 30, 2019, credit card receivables from third party consumer credit card providers were $9.7 million. Such receivables are generally collected within one week of the balance sheet date.

12.     Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of March 31, 2020, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.3 million, and no impairment was identified or recorded.

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

•

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

Bankruptcy Filing and Going Concern

•

On May 27, 2020, we commenced the Chapter 11 Cases by filing in the Bankruptcy Court voluntary petitions under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are being jointly administered for procedural purposes.

•

We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

•

After we filed our Chapter 11 Cases, the Bankruptcy Court granted certain relief requested by the us enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.  See Note 2 – “Subsequent Events” to the consolidated financial statements herein for a discussion of the DIP ABL Facility and the proposed DIP Term Facility (each as defined below).

•

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Chapter 11 Cases triggered defaults under our funded debt obligations, creditors were stayed from taking any actions against us as a result of such defaults, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court orders modifying the stay, including the interim order of the Bankruptcy Court approving the DIP ABL Facility. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under the Bankruptcy Code.

•

On May 29, 2020, the Bankruptcy Court issued an interim order approving procedures for the closure of up to 230 of our store locations.  The Bankruptcy Court entered a final order approving these procedures on June 9, 2020.  We have commenced the process to close approximately 130 store locations in a first wave of store closings.  We currently expect to close an additional approximately 100 stores following negotiations with our landlords. We also expect to close our Phoenix, Arizona distribution center. We are not able to estimate at this time the amount, nature and timing of the charges that will be incurred as a result of these actions.

•

We have concluded that our financial condition and our projected operating results, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and receive new financing, and the risks and uncertainties surrounding the Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.

•

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties, liquidity and capital resources included in this quarterly report may not accurately reflect our operations, properties, liquidity and capital resources following the Chapter 11 process.

•

As a result of the filing of the Chapter 11 Cases, trading of the Company’s common stock on Nasdaq was suspended on June 8, 2020, and the Company’s common stock began trading over the counter in the OTC Pink Market under the symbol “TUESQ”.

Quarter Ended March 31, 2020

•

We operated 687 stores in 39 states as of March 31, 2020. Our store base decreased from 712 stores in 40 states as of March 31, 2019.  As of March 25, 2020, we temporarily closed all of our stores due to the COVID-19 pandemic.  Prior to that date, we had approximately 400 stores closed in compliance with state and local regulations.

•

Our net sales for the third quarter of fiscal 2020 were significantly negatively impacted by the COVID-19 pandemic.  We temporarily closed many stores at various times during the third quarter of fiscal 2020, with all stores temporarily closed as of March 25, 2020.  Net sales for the third quarter of fiscal 2020 were $165.7 million, a decrease of 21.5% compared to $211.0 million for the same period last year, primarily due to a decrease in sales from comparable stores (which we define as stores open at least five quarters, including stores relocated in the same market and renovated stores) of 19.8%.  The decrease in comparable store sales was due to a 6.1% decrease in average ticket along with a 14.7% decrease in customer transactions.  Sales per square foot for the rolling 12-month period ended March 31, 2020 were $109, a decrease of 5.1% from the rolling 12-month period ended March 31, 2019.  Net sales for the first nine months of fiscal 2020 were $714.6 million, a decrease of 8.0% compared to $776.7 million for the same period last year, primarily due to a decrease in sales from comparable stores of 6.9%.  The decrease in comparable store sales was due to a 3.9% decrease in average ticket, along with a 3.1% decrease in customer transactions.   All stores that have been temporarily closed to the pandemic have continued to be included in the computation of comparable store sales for the three and nine months ended March 31, 2020; thereby negatively impacting comparable store sales.  We utilize key performance indicators, such as those described above, to evaluate performance of our business.  These measures are defined as described above and throughout management’s discussion and analysis.

•

Gross margin for the third quarter of fiscal 2020 was 31.5%, compared to 36.3% for the same period last year.  Gross margin for the first nine months of fiscal 2020 was 33.5%, compared to 35.5% for the same period last year.

•

For the third quarter of fiscal 2020, selling, general and administrative expenses decreased $1.5 million to $82.8 million, from $84.3 million for the same quarter last year. For the first nine months of fiscal 2020, selling, general and administrative expenses decreased $7.5 million to $267.3 million, from $274.8 million for the same period last year.

•

Our operating loss for the third quarter of fiscal 2020 was $30.6 million, compared to $7.8 million for the same period last year. Our operating loss for the first nine months of fiscal 2020 was $28.2 million, compared to operating income of $0.9 million for the same period last year.  The operating loss in the current year was primarily the result of lower net sales which were significantly driven by the impact of the COVID-19 pandemic.

•

Our net loss for the third quarter of fiscal 2020 was $31.0 million, or $0.69 per share, compared to $8.3 million, or $0.18 per share, for the same period last year. Our net loss for the first nine months of fiscal 2020 was $29.7 million, or $0.66 per share, compared to $0.4 million, or $0.01 per share, for the same period last year.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the third quarter of fiscal 2020 was negative $22.3 million compared to negative $1.2 million for the same period last year.  Adjusted EBITDA for the third quarter of fiscal 2020 was negative $20.5 million compared to negative $0.4 million for the same period last year.   EBITDA for the first nine months of fiscal 2020 was negative $6.8 million compared to positive $21.2 million for the same period last year.  Adjusted EBITDA for the first nine months of fiscal 2020 was negative $3.5 million compared to positive $24.0 million for the same period last year.

•

Inventory levels at March 31, 2020 decreased $22.4 million to $215.5 million from $237.9 million at June 30, 2019. Compared to the same date last year, inventories decreased $22.8 million from $238.3 million at March 31, 2019. The decrease in inventory as compared to March 31, 2019 was driven primarily by lower inventory in our stores and in-transit to our distribution centers, driven in part by a lower ending store count in the current period. Inventory turnover for the trailing five quarters as of March 31, 2020 was 2.7 turns, a slight increase from the trailing five quarter turnover as of March 31, 2019 of 2.6 turns.

•

Cash and cash equivalents at March 31, 2020 increased $35.9 million to $47.3 million from $11.4 million at June 30, 2019. Compared to the same date last year, cash and cash equivalents increased $33.5 million from $13.8 million at March 31, 2019. We had borrowings of $90.6 million outstanding under our line of credit at March 31, 2020, compared to $35.2 million at March 31, 2019.  As of June 15, 2020, cash and cash equivalents were approximately $455 thousand and outstanding borrowings were $1.7 million.  Total liquidity is $48.8 million as of June 15, 2020, which includes the $48.3 million available for borrowing under the DIP ABL Facility pursuant to the Interim DIP Order (defined below).  The Company expects an additional $50 million of borrowing capacity under the DIP ABL Facility to become available upon entry of a final order by the Bankruptcy Court, and up to $25 million of additional borrowing capacity to become available upon the Company’s entry into the DIP Term Facility (as defined below) and subject to approval by the Bankruptcy Court.

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

The following table reconciles net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss (GAAP)	$(31,040)	$(8,289)	$(29,731)	$(391)
Depreciation and amortization	8,127	6,444	20,935	19,727
Interest expense, net	486	510	1,868	1,846
Income tax benefit	117	130	99	31
EBITDA (non-GAAP)	$(22,310)	$(1,205)	$(6,829)	$21,213
Share based compensation expense (1)	523	839	2,082	2,671
Cease-use rent expense (2)	—	(3)	—	68
Strategic initiative related expenses (3)	1,260	—	1,260	—
Adjusted EBITDA (non-GAAP)	$(20,527)	$(369)	$(3,487)	$23,952

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

(3) Adjustment includes consulting and legal costs related to our business strategy in response to the COVID-19 pandemic.

Three Months Ended March 31, 2020

Compared to the Three Months Ended March 31, 2019

Our net sales for the third quarter of fiscal 2020 were significantly negatively impacted by the COVID-19 pandemic.  Net sales for the third quarter of fiscal 2020 were $165.7 million, a decrease of $45.3 million from $211.0 million in the third quarter of fiscal 2019. Comparable store sales decreased 19.8% compared to the same period a year ago, and was comprised of a 6.1% decrease in average ticket, along with a 14.7% decrease in customer transactions. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. All stores that have been temporarily closed due to the pandemic have continued to be included in the computation of comparable store sales for the three months ended March 31, 2020; thereby negatively impacting comparable store sales.  Non-comparable store sales decreased by a total of $4.8 million and resulted in a 170 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 31 store closures, partially offset by 6 store openings, which have occurred since the end of the third quarter of fiscal 2019. Store openings and closings are presented in the table below.

	Store Openings/Closings
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Fiscal Year Ended June 30, 2019
Stores open at beginning of period	705	720	726
Stores opened during the period	—	2	11
Stores closed during the period	(18)	(10)	(23)
Stores open at end of period	687	712	714

We ended the third quarter of fiscal 2020 with 687 stores at March 31, 2020, compared to 712 stores at March 31, 2019.  As of March 25, 2020, we temporarily closed all of our stores due to the COVID-19 pandemic.  Four stores were relocated during the third quarter of fiscal 2020, while one store was relocated in the third quarter of the prior fiscal year.

Gross profit for the third quarter of fiscal 2020 was $52.2 million, a decrease of 31.8% compared to $76.5 million in gross profit for the third quarter of fiscal 2019. Gross profit as a percentage of net sales was 31.5% for the third quarter of fiscal 2020, compared to 36.3% for the third quarter of fiscal 2019.  The decrease in gross margin was primarily a result of higher markdowns, driven by seasonal merchandise and timing of non-seasonal markdowns, higher recognized supply chain and transportation costs, and higher other cost of sales.

Selling, general & administrative (SG&A) expenses for the third quarter of fiscal 2020 decreased $1.5 million to $82.8 million, compared to $84.3 million in the same period last year. The decrease in SG&A was primarily due to lower incentive compensation and retention costs, as well as reduced advertising and store labor costs which were driven in part by the temporary store closures in response to the COVID-19 pandemic, partially offset by strategic consulting and legal costs in response to the COVID-19 pandemic, along with store fixed asset impairments recorded in the quarter and increased physical inventory costs due to timing of counts as compared to the prior year.  As a percentage of net sales, SG&A expenses were 50.0% for the third quarter of fiscal 2020 compared to 40.0% in the same period last year, deleveraging approximately 1,000 basis points, impacted by the negative impact on sales in the current year quarter due to the COVID-19 pandemic.

Our operating loss was $30.6 million for the third quarter of fiscal 2020, compared to an operating loss of $7.8 million during the third quarter of fiscal 2019.

Interest expense was $0.5 million for the third quarter of both fiscal 2020 and 2019.   Other income was $0.2 million in the third quarter of both fiscal 2020 and 2019.

Income tax benefit was $0.1 million in the third quarter of both fiscal 2020 and 2019.  The effective tax rates for the third quarter of fiscal 2020 and fiscal 2019 were (0.4%) and (1.6%), respectively. We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of March 31, 2020. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Nine Months Ended March 31, 2020

Compared to the Nine Months Ended March 31, 2019

Net sales for the first nine months of fiscal 2020 were $714.6 million, a decrease of $62.1 million from $776.7 million for the first nine months of fiscal 2019. Comparable store sales decreased 6.9% compared to an increase of 0.3% in the first nine months of fiscal 2019, and was comprised of a 3.9% decrease in average ticket, along with a 3.1% decrease in customer transactions.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. All stores that have been temporarily closed due to the pandemic have continued to be included in the computation of comparable store sales for the nine months ended March 31, 2020; thereby negatively impacting comparable store sales.  Non-comparable store sales decreased by a total of $10.2 million and resulted in a 110 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.  The non-comparable store sales decrease was driven by 51 store closures, partially offset by 12 store openings, which have occurred since the beginning of the prior fiscal year. Store openings and closings are presented in the table below.

	Store Openings/Closings
	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019	Fiscal Year Ended June 30, 2019
Stores open at beginning of period	714	726	726
Stores opened during the period	1	6	11
Stores closed during the period	(28)	(20)	(23)
Stores open at end of period	687	712	714

We ended the first nine months of fiscal 2020 with 687 stores at March 31, 2020, compared to 712 stores at March 31, 2019.  As of March 25, 2020, we temporarily closed all of our stores due to the COVID-19 pandemic.  Five stores were relocated during the first nine months of fiscal 2020, while 11 stores were relocated in the first nine months of the prior fiscal year.

Gross profit for the first nine months of fiscal 2020 was $239.1 million, a decrease of 13.3% compared to $275.7 million in gross profit for the first nine months of fiscal 2019.  Gross profit as a percentage of net sales was 33.5% for the first nine months of fiscal 2020, compared to 35.5% for the first nine months of fiscal 2019.  The decrease in gross margin was primarily a result of higher markdowns, higher recognized supply chain and transportation costs, and higher other cost of sales.

SG&A for the nine months ended March 31, 2020 decreased $7.5 million to $267.3 million, compared to $274.8 million in the same period last year. The decrease in SG&A was primarily due to lower incentive compensation and retention costs, as well as reduced advertising driven in part by the temporary store closures in response to the COVID-19 pandemic, and lower rent expense, partially offset by strategic consulting and legal costs in response to the COVID-19 pandemic, along with store fixed asset impairments recorded in the quarter and increased physical inventory costs due to timing of counts as compared to the prior year.  As a percentage of net sales, SG&A expenses were 37.4% for the first nine months of fiscal 2020 compared to 35.4% in the same period last year, deleveraging approximately 200 basis points, impacted by the negative impact on sales in the current year quarter due to the COVID-19 pandemic.

Our operating loss was $28.2 million for the first nine months of fiscal 2020, compared to operating income of $0.9 million during the first nine months of fiscal 2019.

Interest expense remained constant at $1.9 million for the first nine months of both fiscal 2020 and 2019. Other income was $0.5 million in the first nine months of fiscal 2020 compared to $0.6 million in the same period of fiscal 2019.

Income tax expense for the first nine months ended March 31, 2020 was $0.1 million compared to $31 thousand for the same period last year. The effective tax rates for the first nine months of fiscal 2020 and fiscal 2019 were (0.3%) and (8.6%), respectively. We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of March 31, 2020. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.

Liquidity and Capital Resources

Cash Flows for the Period Ended March 31, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2020 was $0.6 million compared to $10.0 million for the nine months ended March 31, 2019.  The decrease in cash provided by operating activities in the current year was primarily the result of a $14.9 million higher cash usage for accrued liabilities, primarily due to lower incentive compensation and transportation accruals, as compared to the prior year, partially offset by an $8.0 million lower cash usage in accounts payable and a $0.7 million lower cash usage in prepaid expenses as compared to the prior year, all partially offset by a $26.3 million favorable change in inventory in the current year as compared to the change in the prior year.  The lower usage of cash in accounts payable was due to the inventory decline and the timing of merchandise receipts and the related payments.  Net cash provided by operating activities was impacted by our $29.3 million higher net loss as compared to the prior year period.  There were no significant changes to our vendor payments policy during the nine months ended March 31, 2020.  Due to the impacts of COVID-19, we took actions to preserve liquidity, which included ceasing a significant amount of payments at the end of the quarter.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2020 and 2019 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office, technology and equipment.  Cash used in investing activities totaled $15.4 million and $11.2 million for the nine months ended March 31, 2020 and 2019, respectively.  Prior year spending primarily related to our store real estate strategy, while current year spending reflects reduced real estate project activity and increased investment in our distribution center facilities as well as in technology.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, of approximately $15 million in fiscal year 2020, which reflects reduced capital spending as one of the liquidity preservation measures we have taken due to the financial impact of COVID-19.

Cash Flows from Financing Activities

Net cash provided by financing activities of $50.7 million for the nine months ended March 31, 2020 related to $56.0 million of net borrowings on our Pre-Petition ABL Credit Agreement (as defined below), partially offset by a decrease of $5.0 million in our cash overdraft provision.  Net cash provided by financing activities of $5.5 million for the prior year period related primarily to a $9.4 million cash overdraft provision, partially offset by $3.3 million of net repayments on our Pre-Petition ABL Credit Agreement and $0.5 million of financing fees paid related to the January 2019 amendment and extension of our Pre-Petition ABL Credit Agreement.

Pre-Petition ABL Credit Agreement

We are party to a credit agreement providing for an asset-based, five year senior secured revolving credit facility in the original amount of up to $180.0 million that was scheduled to mature on January 29, 2024 (the “Pre-Petition ABL Credit Agreement”). The availability of funds under the Pre-Petition ABL Credit Agreement was limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Pre-Petition ABL Credit Agreement. Our indebtedness under the Pre-Petition ABL Credit Agreement is secured by a lien on substantially all of our assets.

As of March 31, 2020, we had $90.6 million outstanding under the Pre-Petition ABL Credit Agreement, $8.8 million of outstanding letters of credit and no availability. Letters of credit under the Pre-Petition ABL Credit Agreement are generally for self-insurance purposes. See Note 8 to the consolidated financial statements herein and “Liquidity” below for additional information.

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Pre-Petition ABL Credit Agreement.  Cash and cash equivalents as of March 31, 2020 and 2019, were $47.3 million and $13.8 million, respectively.

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow.

As a result of the disruption to our business caused by the COVID-19 pandemic, we borrowed $87.0 million (net of repayments of $36.0 million) under the Pre-Petition ABL Credit Agreement during the third quarter of fiscal 2020, ending the quarter with $90.6 million outstanding under the Pre-Petition ABL Credit Agreement, to improve our cash position, including a drawdown of $55.0 million at the end of March. In addition, we took other steps to increase available cash and reduce costs, including, but not limited to, deferring or eliminating discretionary capital and operating costs, improving working capital by renegotiating payment terms with our vendors and landlords, and reducing labor costs as a result of the temporary store closures.

On May 14, 2020, we entered into a Limited Forbearance Agreement (the “Forbearance Agreement”) with the lenders under the Pre-Petition ABL Credit Agreement.  Under the terms of the Forbearance Agreement, the lenders under the Pre-Petition ABL Credit Agreement agreed to not exercise remedies under the Pre-Petition ABL Credit Agreement and applicable law through May 26, 2020 based on the event of default resulting from our suspension of the operation of our business in the ordinary course and other events of default that may arise during the forbearance period as a result of failing to meet our obligations under certain agreements. Pursuant to the Forbearance Agreement, the commitment of the Lenders under the Pre-Petition ABL Credit Agreement was permanently reduced from $180 million to $130 million and new swingline loans will not be advanced. During the forbearance period the lenders were not obligated to fund further loans or issue or renew letters of credit under the Revolving Facility. The Forbearance Agreement required loan repayments of $10 million under the Pre-Petition ABL Credit Agreement, and the application of unrestricted and unencumbered cash balances in excess of $32 million to the repayment of outstanding borrowings under the Pre-Petition ABL Credit Agreement. The Forbearance Agreement also required daily cash sweeps to the Company’s main concentration account, a deposit account control agreement over such account, the imposition of additional reporting obligations, including a business plan, cash flow forecasts and working capital plan, and adherence to such cash flow forecasts, subject to certain permitted variances. The Forbearance Agreement also required the Company to retain a liquidation consultant and financial advisor.  The Forbearance Agreement ended on May 26, 2020.

The filing of the Chapter 11 Cases was an event of default under the Pre-Petition ABL Credit Agreement, making all amounts outstanding under the Pre-Petition ABL Credit Agreement immediately due and payable.  As of March 31, 2020, the outstanding amounts under the existing agreement are reflected as a current liability in the Consolidated Balance Sheet.

To provide for liquidity during the Chapter 11 Cases, the Debtors have entered into agreements for debtor-in-possession financing.  On May 29, 2020, in accordance with an interim order of the Bankruptcy Court (the “Interim DIP Order”), Debtors entered into the DIP ABL Credit Agreement, which provides for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million (the “DIP ABL Facility”).  Pursuant to the Interim DIP Order, an initial amount of up to $50 million became available for revolving loans under the DIP ABL Facility, with the remaining amounts to become available upon entry of a final order by the Bankruptcy Court.  In addition, the Debtors entered into a term sheet with BRF Finance Co., LLC (“BRF Finance”), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, BRF Finance would agree to provide a debtor-in-possession delayed draw term loan facility in an amount not to exceed $25 million (the “DIP Term Facility”) secured by the owned real estate of the Debtors.

As of June 15, 2020, cash and cash equivalents were approximately $455 thousand and outstanding borrowings were $1.7 million.  Total liquidity is $48.8 million as of June 15, 2020, which includes the $48.3 million available for borrowing under the DIP ABL Facility pursuant to the Interim DIP Order (defined below).  The Company expects an additional $50 million of borrowing capacity under the DIP ABL Facility to become available upon entry of a final order by the Bankruptcy Court, and up to $25 million of additional borrowing capacity to become available upon the Company’s entry into the DIP Term Facility (as defined below) and subject to approval by the Bankruptcy Court.

As discussed above, we have commenced the process to close approximately 130 store locations in a first wave of store closings.  We currently expect to close an additional approximately 100 stores following negotiations with our landlords. We also expect to close our Phoenix, Arizona distribution center. These store closures will have an impact on our operating cash flows.  We are not able to estimate at this time the amount, nature and timing of the charges that will be incurred as a result of these actions.

Please refer to Note 2 in the Notes to Consolidated Financial Statements for additional information regarding the Chapter 11 Cases as well as for a discussion of the DIP ABL Facility and the proposed DIP Term Facility.

Although we are seeking to address our liquidity concerns through the Chapter 11 Cases, the approval of a plan of reorganization or the sale of all or substantially all of our assets is not within our control and uncertainty remains as to whether the Bankruptcy Court will approve a plan of reorganization or a sale of all or substantially all of our assets.

We have concluded that our financial condition and our projected operating results, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and receive new financing, and the risks and uncertainties surrounding the Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of March 31, 2020.

Except as discussed in Notes 2 and 8 to the Consolidated Financial Statements, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Other than as described in Note 1 of our unaudited consolidated financial statements, as of March 31, 2020, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the third quarter of fiscal 2020 were 6.9% of sales compared to 4.6% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at March 31, 2020 would result in a decline in gross profit and diluted income per share for the third quarter of fiscal 2020 of $1.1 million and $0.02, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others.  Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words or words that state other “forward-looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook. Forward looking statements also include statements regarding the Company’s plans with respect to the Chapter 11 Cases, the Company’s plan to continue its operations while it works to complete the Chapter 11 process, the Company’s debtor-in-possession financings, the Company’s plans for store closures and lease renegotiations, financial projections and other statements regarding the Company’s proposed reorganization, strategy, future operations, performance and prospects, sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans and merchandising and marketing strategies.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and Part II, Item 1A “Risk Factors” of this Current Report on Form 10-Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to obtain timely Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases;

•	objections to the DIP ABL Facility or DIP Term Facility or other pleadings that could protract the Chapter 11 Cases;

•

the Bankruptcy Court’s rulings in the Chapter 11 Cases, including approvals of the terms and conditions of the DIP ABL Facility and the DIP Term Facility, and the outcome of the Chapter 11 Cases generally;

•

our ability to comply with the restrictions imposed by the terms of the DIP ABL Facility, including the Company’s ability to maintain certain minimum liquidity requirements, complete the DIP Term Facility, and obtain approval of a plan of reorganization or sale of all of its assets by agreed upon deadlines

•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;

•	our ability to continue to operate our business during the pendency of the Chapter 11 Cases;

•	employee attrition and our ability to retain senior management and other key personnel due to the distractions and uncertainties;

•	the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies we may employ to address our liquidity and capital resources;

•	the actions and decisions of creditors and other third parties that have an interest in the Chapter 11 Cases;

•

risks associated with third parties seeking and obtaining authority to terminate or shorten the Company’s exclusivity period to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	increased legal and other professional costs necessary to execute the Company’s restructuring;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	the trading price and volatility of the Company’s common stock and the effects of the delisting from The Nasdaq Stock Market;

•	litigation and other risks inherent in a bankruptcy process;

•	the effects and length of the COVID-19 pandemic;

•	changes in economic and political conditions which may adversely affect consumer spending;

•	our ability to identify and respond to changes in consumer trends and preferences;

•	our ability to mitigate reductions of customer traffic in shopping centers where our stores are located;

•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;

•	our ability to successfully manage our inventory balances profitably;

•	our ability to effectively manage our supply chain operations; loss of, disruption in operations, or increased costs in the operation of our distribution center facilities;

•	unplanned loss or departure of one or more members of our senior management or other key management;

•	increased or new competition;

•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;

•	increases in fuel prices and changes in transportation industry regulations or conditions;

•	increases in the cost or a disruption in the flow of our imported products;

•	changes in federal tax policy including tariffs;

•	the success of our marketing, advertising and promotional efforts;

•	our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;

•	increased variability due to seasonal and quarterly fluctuations;

•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;

•	our ability to comply with existing, changing and new government regulations;

•	our ability to manage risk to our corporate reputation from our customers, employees and other third parties;

•	our ability to manage litigation risks from our customers, employees and other third parties;

•	our ability to manage risks associated with product liability claims and product recalls;

•	the impact of adverse local conditions, natural disasters and other events;

•	our ability to manage the negative effects of inventory shrinkage;

•	our ability to manage exposure to unexpected costs related to our insurance programs; and

•	increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations.

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

Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and our principal financial officer), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)  under the Securities Exchange Act of 1934, as amended) were effective as March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under  the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 2 in the Notes to Consolidated Financial Statements.

In addition, we are involved in legal and governmental proceedings as part of the normal course of our business. Reserves have been established when a loss is considered probable and are based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies.  Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

Item 1A.	Risk Factors

Except as set forth below, we believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

As a result of the filing of the Chapter 11 Cases, we are subject to the risks and uncertainties associated with bankruptcy proceedings, and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy.  These risks include:

•	our ability to obtain timely Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases;

•	objections to the DIP ABL Facility or DIP Term Facility or other pleadings that could protract the Chapter 11 Cases;

•

the Bankruptcy Court’s rulings in the Chapter 11 Cases, including approvals of the terms and conditions of the DIP ABL Facility and the DIP Term Facility, and the outcome of the Chapter 11 Cases generally;

•

our ability to comply with the restrictions imposed by the terms of the DIP ABL Facility, including the Company’s ability to maintain certain minimum liquidity requirements, complete the DIP Term Facility, and obtain approval of a plan of reorganization or sale of all of its assets by agreed upon deadlines;

•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;

•	our ability to continue to operate our business during the pendency of the Chapter 11 Cases;

•	employee attrition and our ability to retain senior management and other key personnel due to the distractions and uncertainties;

•	the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies we may employ to address our liquidity and capital resources;

•	the actions and decisions of creditors and other third parties that have an interest in the Chapter 11 Cases;

•

risks associated with third parties seeking and obtaining authority to terminate or shorten the Company’s exclusivity period to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 proceeding to a Chapter 7 proceeding;

•	increased legal and other professional costs necessary to execute the Company’s restructuring;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	the trading price and volatility of the Company’s common stock and the effects of the delisting from The Nasdaq Stock Market; and

•	litigation and other risks inherent in a bankruptcy process.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is substantial doubt as to our ability to continue as a going concern.

Our common stock has been suspended from trading on Nasdaq, will no longer be listed on a national securities exchange, and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity. Additionally, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.  Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases.

On May 27, 2020, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock would be delisted from Nasdaq.  On June 8, 2020, trading in the Company’s common stock on Nasdaq was suspended, and the delisting will be effective 10 days after Nasdaq files a Form 25 with the SEC.

On June 8, 2020, the Company’s common stock began trading on the OTC Pink marketplace under the symbol “TUESQ”. The Company can provide no assurance that the Company’s common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Company’s common stock on this market, whether the trading volume of the Company’s common stock will be sufficient to provide for an efficient trading market or whether quotes for the Company’s common stock will continue on this market in the future. The Company cautions that trading in the Company’s common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition.  A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations.  The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

If we are not able to consummate a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or are unable to confirm a Chapter 11 plan of reorganization or liquidation, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

The Company intends to pursue, among other things, the consummation of a sale or other disposition of all or substantially all assets of the Company and certain of its subsidiaries pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization.  If we are not able to consummate a Section 363 sale, or confirm a Chapter 11 plan of reorganization or liquidation, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code.  In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.  We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 sale because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements, and our current financing is insufficient or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms.  Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure will be set pursuant to a plan that requires Bankruptcy Court approval.  Any reorganization of our capital structure may include exchanges of new debt or equity securities for our existing securities, and such new debt or equity securities may be issued at different interest rates, payment schedules and maturities than our existing creditors.  The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing security holders to agree to the exchange or modification, and there can be no guarantee of success.  If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates.  There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.  If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances.  Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to obtain merchandise; (v) our ability to retain key employees, and (vi) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow.  Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.  In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure.  Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated.  Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations.  The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be unable to comply with restrictions imposed by our DIP ABL Facility and DIP Term Facility.

The DIP ABL Facility contains, and the DIP Term Facility is expected to contain, customary affirmative and negative covenants for debtor-in-possession financings, which include, among other things, restrictions on (i) indebtedness, (ii) liens, (iii) mergers, consolidations and dispositions, (iv) affiliate transactions, (v) changes in the nature of our businesses, (vi) dividends, distributions, and other restricted payments, (vii) the use of loan proceeds and cash on hand, (viii) entering into agreements that restrict our subsidiaries from paying dividends or distributions or that restrict us or our subsidiaries from granting security interests and other liens, (ix) advances, loans and investments, and (x) transactions with respect to our subsidiaries.  In addition, the DIP ABL Facility requires the Debtors to, among other things, maintain certain minimum liquidity requirements, complete the DIP Term Facility, and receive approval of a plan of reorganization or sale of substantially all assets of the Debtors through the Chapter 11 process by agreed upon deadlines. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP ABL Facility and DIP Term Facility.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity during the pendency of the Chapter 11 proceedings or to confirm a plan of reorganization or liquidation.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  While we believe the DIP ABL Facility and the DIP Term Facility will provide sufficient liquidity to fund anticipated cash requirements through the Chapter 11 proceedings, there can be no assurance that our liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation.  With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization.  Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as asset impairments, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance.  As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization.  We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity.  So long as the proceedings related to the Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business.  In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that customers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as the proceedings related to these cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including the cost of litigation.  In general, litigation can be expensive and time consuming to bring or defend against.  Such litigation could result in settlements or damages that could significantly affect our financial results.  It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan of reorganization.  It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation.  The impact of any such litigation on our business and financial stability, however, could be material.

Should the Chapter 11 proceedings be protracted, we may also need to seek new financing to fund operations.  If we are unable to obtain such financing on favorable terms or at all, the chances of successfully reorganizing our business may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

Outbreaks of communicable disease, or other public health emergencies, such as the current COVID-19 pandemic, could substantially harm our business.

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.

As of March 25, 2020, we had temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

Our customers may also be negatively affected by the consequences of COVID-19, which could negatively impact demand for our products as customers delay, reduce or eliminate discretionary purchases at our stores that have reopened or may reopen. Any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 would result in a further loss of revenue and cash flows and negatively impact profitability and could result in other material adverse effects.

The extent to which the ongoing COVID-19 pandemic will impact our business, results of operations, financial condition and liquidity is highly uncertain and difficult to predict considering the rapidly evolving environment and will depend on future developments, including the potential further geographic spread and duration of the ongoing pandemic, the severity, containment, and management of the virus and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic.

Item 6.	Exhibits

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-46017) as filed with the Securities and Exchange Commission (the “Commission”) on February 10, 1998)

3.1.2

Certificate of Amendment to the Certificate of Incorporation of the Company dated March 25, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-74365) as filed with the Commission on March 29, 1999)

3.1.3

Certificate of Amendment to the Certificate of Incorporation of the Company dated May 7, 1999 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-Q (File No. 000-19658) as filed with the Commission on May 2, 2005)

3.2

Amended and Restated Bylaws of the Company dated September 16, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on September 19, 2014)

4.1

Interim Order (A) Establishing Notification and Hearing Procedures for Certain Transfers of, and Declarations of Worthlessness with Respect to, Equity Securities and (B) Granting Related Relief (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on June 1, 2020)

10.1	Form of Retention Letter (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on May 28, 2020) †

10.2

Senior Secured Super Priority Debtor-in-Possession Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on June 1, 2020)

10.3	Term Sheet for DIP Term Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on June 8, 2020)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: June 17, 2020	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: June 17, 2020	By:	/s/ Kelly J. Munsch
Kelly J. Munsch Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)