Form 10-K
period 2020-06-30
TUESDAY MORNING CORP/DE
filed 2020-09-14
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TUESQ	*

* As previously disclosed, on May 27, 2020, Tuesday Morning Corporation (the “Company”) was notified by the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) that the Company’s common stock would be delisted from Nasdaq as a result of the Company’s filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  On June 8, 2020, trading in the Company’s common stock on Nasdaq was suspended, and the Company’s common stock began trading on the OTC Pink Market under the symbol “TUESQ”.  On July 1, 2020, Nasdaq filed a Form 25 with the SEC to delist the Company’s common stock.  The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of the common stock under Section 12(b) of the Exchange Act, the common stock will remain registered under Section 12(g) of the Exchange Act.

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐
Non‑accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2019 was approximately $66,809,834 based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

As of the close of business on September 10, 2020, there were 46,957,928 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

None.

Cautionary Statement Regarding Forward‑Looking Statements

This Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10‑K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward‑looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward‑looking statements are expressed differently. You should consider statements that contain these words or words that state other “forward‑looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook.  Forward looking statements also include statements regarding the Company’s plans with respect to the Chapter 11 Cases, the Company’s plan to continue its operations while it works to complete the Chapter 11 process, the Company’s debtor-in-possession financings, the Company’s ability to continue as a going concern, the Company’s plans for store closures and lease renegotiations, financial projections and other statements regarding the Company’s proposed reorganization, strategy, future operations, performance and prospects, sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans and merchandising and marketing strategies.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10‑K refer to Tuesday Morning Corporation and its subsidiaries.

The factors listed below in Item 1A. under the heading “Risk Factors” and in other sections of this Form 10‑K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward‑looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•	our ability to obtain timely Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases;

•	the Bankruptcy Court’s rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases generally;

•

our ability to comply with the restrictions imposed by the terms of the Company’s debtor-in-possession financing agreements, including the Company’s ability to maintain certain minimum liquidity requirements and obtain approval of a plan of reorganization or sale of all of its assets by agreed upon deadlines;

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

•	increased legal and other professional costs necessary to execute the Company’s restructuring;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	the trading price and volatility of the Company’s common stock and the effects of the delisting from The Nasdaq Stock Market (“Nasdaq”);

•	litigation and other risks inherent in a bankruptcy process;

•	the effects and length of the COVID-19 pandemic;

•	changes in economic and political conditions which may adversely affect consumer spending;

•	our ability to identify and respond to changes in consumer trends and preferences;

•	our ability to mitigate reductions of customer traffic in shopping centers where our stores are located;

•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;

•	our ability to obtain merchandise on varying payment terms;

•	our ability to successfully manage our inventory balances profitably;

•	our ability to effectively manage our supply chain operations;

•	loss of, disruption in operations of, or increased costs in the operation of our distribution center facility;

•	unplanned loss or departure of one or more members of our senior management or other key management;

•	increased or new competition;

•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;

•	increases in fuel prices and changes in transportation industry regulations or conditions;

•	increases in the cost or a disruption in the flow of our imported products;

•	changes in federal tax policy including tariffs;

•	the success of our marketing, advertising and promotional efforts;

•	our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;

•	increased variability due to seasonal and quarterly fluctuations;

•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;

•	our ability to comply with existing, changing and new government regulations;

•	our ability to manage risk to our corporate reputation from our customers, employees and other third parties;

•	our ability to manage litigation risks from our customers, employees and other third parties;

•	our ability to manage risks associated with product liability claims and product recalls;

•	the impact of adverse local conditions, natural disasters and other events;

•	our ability to manage the negative effects of inventory shrinkage;

•	our ability to manage exposure to unexpected costs related to our insurance programs;

•	increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations; and

•	our ability to maintain an effective system of internal controls over financial reporting.

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

We are an off-price retailer, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our primary merchandise categories are upscale home textiles, home furnishings, housewares, gourmet food, pet supplies, bath and body products, toys and seasonal décor. We buy our inventory opportunistically from a variety of sources including direct from manufacturer, through closeout sellers and occasionally other retailers. We have strong supplier relationships and we strive to make it easy for our vendors to do business with us, so that they will come to us first. Our goods are deeply-discounted, but never seconds or irregulars.

Our customer is a savvy shopper with a discerning taste for quality at a value. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail, digital media and newspaper circulars.

With 685 stores across the country as of June 30, 2020, we are in the neighborhood in convenient, accessible locations. Our store layout is clean and simple, and the low-frills environment means we can pass even deeper savings on to our dedicated customer base. Our stores operate in both primary and secondary locations of major suburban markets, near our middle and upper‑income customers. We are generally able to obtain favorable lease terms due to our flexibility regarding site selection and our straightforward format, allowing us to use a wide variety of space configurations.

We operate our business as a single operating segment.

COVID-19 Pandemic, Bankruptcy Filing and Going Concern

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial condition, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores have gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by the end of the fiscal year.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

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

•

After we filed our Chapter 11 Cases, the Bankruptcy Court granted certain relief requested by us enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.  See Note 3 - “Debt” and Note 12 – “Subsequent Events” to the consolidated financial statements herein for a discussion of our debtor-in-possession financing agreements.

•

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Chapter 11 Cases triggered defaults under our funded debt obligations, creditors were stayed from taking any actions against us as a result of such defaults, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court orders modifying the stay, including the order of the Bankruptcy Court approving the DIP ABL Facility (as defined below). Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under the Bankruptcy Code.

•

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July, all of these stores were permanently closed.  In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords.  We also expect to close our Phoenix, Arizona distribution center in early fiscal 2021. In the fiscal year ended June 30, 2020, we recorded impairment and abandonment charges of $105.2 million related to the permanent store and Phoenix distribution center closing plan, as discussed in Note 1 in the Notes to Consolidated Financial Statements.

•

We have concluded that our financial condition and our projected operating results, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and receive new financing, and the risks and uncertainties surrounding the COVID-19 pandemic and the Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed, or approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt.  The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.

•

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties, liquidity and capital resources included in this annual report may not accurately reflect our operations, properties, liquidity and capital resources following the Chapter 11 process.

•

As a result of the filing of the Chapter 11 Cases, the Company’s common stock was delisted from trading on Nasdaq, and the Company’s common stock now trades over the counter in the OTC Pink Market under the symbol “TUESQ”.

Business Strategy

In fiscal 2020, we focused on resetting our merchandise strategy to our heritage of being an off-price retailer. We edited our assortment and drove our merchandising efforts to deliver our customers a treasure hunt and strong values that are representative of the off price marketplace. Additionally, we worked to improve our supply chain efficiency, working capital management and inventory turns, and continued to optimize our marketing effectiveness, cost controls and infrastructure.

We adjusted our strategy in the spring of fiscal 2020, as a result of the COVID-19 pandemic and significant disruption to our business, which led to the filing of our Chapter 11 Cases.  For the duration of fiscal 2020, our focus was on safeguarding our assets, preserving liquidity, managing through bankruptcy proceedings, and planning for our anticipated emergence.

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

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2019, 2018, and 2017 accounted for approximately 37%, 34% and 33% of our annual net sales for fiscal years 2020, 2019 and 2018, respectively.  The rate for fiscal 2020 is impacted by the reduced annual sales achieved due to the COVID-19 pandemic, which resulted in reduced sales in the second half of our fiscal year.

Working Capital Items

Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December. Historically, the increase in working capital needs during this time was financed with cash flow provided by operations and our revolving credit facility. See Liquidity and Capital Resources section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information, including information regarding our debtor-in-possession financing agreements, which are (1) the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, for itself and other lenders, which provides for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million (the “DIP ABL Facility”), and (2) the Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with the Franchise Group, Inc., which provides for delayed draw term loans up to an aggregate principal amount of $25 million (the “DIP Term Facility”).

Inventory is one of the largest assets on our balance sheet. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands while keeping the inventory fresh and turning the inventory appropriately to optimize profitability.

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand-name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We generally pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2020, our top ten vendors accounted for approximately 10.7% of total purchases, with no single vendor accounting for more than 1.6% of total purchases.

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

Distribution Network

In fiscal 2020, we utilized 1.2 million square feet of distribution center facilities in Dallas, Texas and a 0.6 million square foot distribution center in Phoenix, Arizona, along with bypass facilities and a network of pool point facilities throughout the country which service all of our stores throughout the United States. The Phoenix distribution center commenced operations during the fourth quarter of fiscal 2016. We shipped approximately 98 million units to our stores during fiscal 2020, a significant reduction from the prior year, impacted by the COVID-19 pandemic.  In fiscal 2020, as the next step in our supply chain strategy, we began the retrofit of our existing Dallas-based distribution facility to accommodate our distribution requirements for our existing store base as well as for planned future growth.  Due to the impacts of COVID-19, the retrofit of the Dallas distribution center was ceased in the fourth quarter of fiscal 2020.  We also reached the decision in the fourth quarter of fiscal 2020 to close our Phoenix distribution center and consolidate operations in our Dallas-based facility, which we expect to be completed in early fiscal 2021.

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

Employees

As of June 30, 2020, we employed 1,555 persons on a full‑time basis and 5,878 persons on a part‑time basis, which is a significant reduction from the prior year due to the impacts of COVID-19 and a resulting reduction in force we implemented in the fourth quarter of fiscal 2020. Our employees are not represented by any labor unions. We have not experienced any work stoppage due to labor disagreements, and we believe that our employee relations are strong.

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

Stores and Store Operations

Store Locations.  As of June 30, 2020, we operated 685 stores in the following 39 states:

State	# of Stores	State	# of Stores
Alabama	20	Missouri	18
Arizona	21	Nebraska	3
Arkansas	12	Nevada	6
California	56	New Jersey	10
Colorado	20	New Mexico	6
Delaware	3	New York	9
Florida	63	North Carolina	29
Georgia	31	North Dakota	1
Idaho	5	Ohio	17
Illinois	12	Oklahoma	12
Indiana	13	Oregon	10
Iowa	5	Pennsylvania	18
Kansas	8	South Carolina	19
Kentucky	11	Tennessee	22
Louisiana	15	Texas	109
Maryland	14	Utah	6
Massachusetts	1	Virginia	33
Michigan	6	Washington	14
Minnesota	7	Wisconsin	6
Mississippi	14

Site Selection. We continue to evaluate our current store base for potential enhancement or relocation of our store locations. As a result of this ongoing evaluation, we intend to pursue attractive relocation opportunities in our existing store base, close certain stores by allowing leases to expire for underperforming stores or where alternative locations in similar trade areas are not available at acceptable lease rates, and, when appropriate, open new stores. For both new stores and relocations, we negotiate for upgraded sites. As a result of the disruption to our business from the pandemic, and as part of our reorganization, we have accelerated the closure of a significant number of stores, as described above.  Additionally, we have reviewed all of our leases and renegotiated the terms, with favorable outcomes for many of our leases.  We believe that this strategy will better position us for long‑term profitable growth.

Store Leases.  We lease substantially all store locations under operating leases. Our existing store leases generally are for an initial term of five to ten years with two five-year renewal options and, in limited circumstances, our store leases involve a tenant allowance for leasehold improvements. We record rent expense ratably over the life of the lease beginning with the date we take possession of or have the right to use the premises, and if our leases provide for a tenant allowance, we record the landlord reimbursement as a liability and ratably amortize the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. Leases for new stores also typically allow us the ability to terminate a lease after approximately 60 months if store sales do not reach a stipulated amount stated in the lease. As a result, we generally do not operate locations with continued store‑level operating losses for an extended period of time. As a result of the disruption to our business from the COVID-19 pandemic, we have reviewed all of our leases and renegotiated the terms of many of our leases, obtaining more favorable terms.  New leases and amendments to existing leases are often for shorter terms than historically.

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 6,000 to 30,000 square feet, averaging on a per store basis approximately 12,400 square feet as of June 30, 2020.  Historically, we have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. With our current real estate strategy, we continue to be focused on designing a very functional, easy to shop environment that also highlights the quality of the merchandise. We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

Store Operations.  Our stores are generally open seven days a week, excluding certain holidays. As noted above, we temporarily closed all stores as of March 25, 2020 due to the COVID-19 pandemic, and began the process to re-open in late April, and continued re-opening stores on a rolling basis with modified operating hours as appropriate.  By June 15, 2020, we had reopened all but two of our 687 store locations, and those stores have since been permanently closed.  The timing and frequency of shipments of merchandise to our stores results in efficiency of receiving and restocking activities at our stores. The COVID-19 pandemic resulted in significant disruption to the inventory flow to our stores.  We attempt to align our part‑time employees’ labor hours with anticipated workload and with current sales. We generally conduct annual physical counts of our store merchandise staggered throughout the second half of our fiscal year. In the second half of fiscal 2020, due to the impact of the COVID-19 pandemic including our temporary store closures, we conducted physical inventories at a portion of our stores sufficient to validate the existence of inventory in our stores and the accuracy of our estimated shrink reserve rate.

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

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy.  These risks include:

•	our ability to obtain timely Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases;

•	the Bankruptcy Court’s rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases generally;

•

our ability to comply with the restrictions imposed by the terms of the DIP ABL Facility and the DIP Term Facility, including the Company’s ability to maintain certain minimum liquidity requirements, complete the DIP Term Facility, and obtain approval of a plan of reorganization or sale of all of its assets by agreed upon deadlines;

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

•	increased legal and other professional costs necessary to execute the Company’s restructuring;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•	the trading price and volatility of the Company’s common stock and the effects of the delisting from Nasdaq; and

•	litigation and other risks inherent in a bankruptcy process.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is substantial doubt as to our ability to continue as a going concern.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed, or approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt.

Our common stock has been delisted from trading on Nasdaq, and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity. Additionally, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.  Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases.

On May 27, 2020, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock would be delisted from Nasdaq.  On June 8, 2020, trading in the Company’s common stock on Nasdaq was suspended. On July 1, 2020, Nasdaq filed a Form 25 with the SEC to delist the Company’s common stock and the delisting was effective 10 days thereafter.

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

If we are not able to confirm a Chapter 11 plan of reorganization or liquidation or are not able to consummate a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

The Company intends to pursue, among other things, a Chapter 11 plan of reorganization or the consummation of a sale or other disposition of all or substantially all assets of the Company and certain of its subsidiaries pursuant to Section 363 of the Bankruptcy Code.  If we are not able to confirm a plan of reorganization or liquidation or consummate a Section 363 sale, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

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

The DIP ABL Facility and the DIP Term Facility contain customary affirmative and negative covenants for debtor-in-possession financings, which include, among other things, restrictions on (i) indebtedness, (ii) liens, (iii) mergers, consolidations and dispositions, (iv) affiliate transactions, (v) changes in the nature of our businesses, (vi) dividends, distributions, and other restricted payments, (vii) the use of loan proceeds and cash on hand, (viii) entering into agreements that restrict our subsidiaries from paying dividends or distributions or that restrict us or our subsidiaries from granting security interests and other liens, (ix) advances, loans and investments, and (x) transactions with respect to our subsidiaries.  In addition, the DIP ABL Facility requires us to, among other things, maintain certain minimum liquidity requirements, and receive approval of a plan of reorganization or sale of substantially all of our assets through the Chapter 11 process pursuant to certain agreed upon deadlines. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP ABL Facility and DIP Term Facility.  On September 8, 2020, the lenders under the DIP ABL Facility agreed to extend the deadline contained in the court order approving the DIP ABL Credit Agreement for filing a plan of reorganization or motion to sell substantially all of our assets to September 17, 2020.  On September 9, 2020, the committee for the unsecured creditors in the Chapter 11 Cases filed an objection with the Bankruptcy Court asserting the extension was not valid.  The Company believes the objection is without merit and intends to vigorously oppose the objection.

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

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial condition, results of operations, liquidity and cash flow.

As of March 25, 2020, we had temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Although stores have gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by the end of the fiscal year, the scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.  Further impacts may include, but are not limited to, both internal and external impacts to our supply chain, transportation capabilities, staffing ability, and self-insurance costs

Our customers may also be negatively affected by the consequences of COVID-19, which could negatively impact demand for our products as customers delay, reduce or eliminate discretionary purchases at our stores that have reopened or may reopen. Any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 would result in a further loss of revenue and cash flows and negatively impact profitability and could result in other material adverse effects.

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

Inventory is one of the largest assets on our balance sheet and represented approximately 23% of our total assets at June 30, 2020 and 64% at June 30, 2019. Our inventory balance at June 30, 2020 is significantly lower than the prior year due to the COVID-19 disruption to our supply chain operations.  Also impacting the lower percentage for fiscal 2020 is the adoption of ASC 842 at the beginning of the fiscal year, which resulted in recognizing operating lease right-of-use assets on our balance sheet in the current year.  Inventory at June 30, 2020 represented 47% of total assets excluding our operating lease right-of use assets at that same date.  Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. We have recorded significant inventory write‑downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future.

Our results of operations will be negatively affected if we are unsuccessful in effectively managing our supply chain operations.

With few exceptions, all inventory is shipped directly from suppliers to our distribution network, including our Dallas distribution center along with bypass and pool point facilities, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. We may not anticipate all of the changing demands which our operations will impose on our receiving and distribution system.

The loss of, disruption in operations of, or increased costs in the operation of our distribution center facilities would have a material adverse effect on our business and operations.

Events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores. We also cannot assure that our insurance will be sufficient, or that insurance proceeds will be paid to us in a timely manner, in the event a distribution center is shut down for any reason.  As a result of the COVID-19 pandemic and impact to our business, we have announced that we will be closing our Phoenix distribution center.  We expect the closure to be completed in early fiscal 2021 and there can be no assurance there will be no delays in the delivery of merchandise to our stores.

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

Our success depends upon our marketing, advertising and promotional efforts. If our marketing spend is inadequate, if we fail to implement programs successfully, or if our competitors are more effective than we are, our results of operations may be adversely affected.

Historically, we have used marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including email, direct mail, newspaper inserts, digital video, digital display, search and social networks. In fiscal 2020, due to the COVID-19 pandemic, we reduced our marketing spend, and anticipate spending at a reduced level for an unknown period of time.  If we are unable to increase our marketing spend appropriately, our business may suffer.  If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our net sales. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have some difficulties in retaining existing customers and attracting new customers.

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

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2019, 2018, and 2017 accounted for approximately 37%, 34% and 33% of our annual net sales for fiscal years 2020, 2019 and 2018, respectively.  For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

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

If we fail to maintain an effective system of internal controls over financial reporting there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, which could result in a loss of investor confidence and negatively impact our business, results of operations, financial condition and stock price.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud.  As further described in Part II Item 9A “Controls and Procedures” of this Annual Report, management has concluded that, because of a material weakness in internal control over financial reporting related to ineffective assessment of impairment of long-lived assets, our disclosure controls and procedures were not effective as of June 30, 2020.  Specifically, management’s estimation of fair value did not appropriately utilize market participant assumptions, which was identified and corrected prior to filing.  The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses.  Any remediation efforts additionally may require us to incur unanticipated costs for various professional fees and services.  Material inaccuracies in our financial statements would damage their value to management and our Board of Directors in making decisions as to the operation of our business, could harm our reputation and cause investors to lose confidence in our reported financial information.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Stores.

We lease all of our stores from unaffiliated third parties, except one Company‑owned store located adjacent to our existing distribution facility in Dallas, Texas. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At June 30, 2020, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of store leases executed under our real estate strategy is approximately ten years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty approximately 60 months after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

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

We lease from unaffiliated third parties four parcels of land of approximately 538,250 square feet, for trailer parking and storage.

In fiscal 2020, as the next step in our supply chain strategy, we began the retrofit of our existing Dallas-based distribution facility to accommodate our distribution requirements for our existing store base as well as for planned future growth.  Due to the impacts of COVID-19, the retrofit of the Dallas distribution center was ceased in the fourth quarter of fiscal 2020.  We also reached the decision in the fourth quarter of fiscal 2020 to close our Phoenix distribution center and consolidate operations in our Dallas-based facility, which we expect to be completed in early fiscal 2021.

Item 3. Legal Proceedings

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 1 in the Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a result of the filing of the Chapter 11 Cases, on June 8, 2020, trading in the Company’s common stock on Nasdaq was suspended.  On July 1, 2020, Nasdaq filed a Form 25 with the SEC to delist the Company’s common stock.

On June 8, 2020, the Company’s common stock began trading on the OTC Pink marketplace under the symbol “TUESQ”.  Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange.  Over-the-counter market quotations may reflect inter-dealer prices, without any retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The Company cautions that trading in the Company’s common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases.

As of September 10, 2020, there were approximately 155 holders of record of our common stock.

Dividend Policy

During the fiscal years ended June 30, 2020, 2019 and 2018, we did not declare or pay any cash dividends on our common stock. We do not presently have plans to pay dividends on our common stock. The DIP ABL Facility and DIP Term Facility do not permit us to pay dividends or repurchase our common stock.  Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”

Item 6.  Selected Financial Data

Not Required

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

•

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial condition, results of operations, liquidity and cash flow.

•

On March 25, 2020, we temporarily closed all of our stores nationwide, as well as our distribution centers, and corporate office, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores have gradually reopened as allowed by state and local jurisdictions. The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

•

On April 24, 2020, we reopened 140 locations with reduced operating hours. We continued re-opening stores on a rolling basis with modified operating hours as appropriate. As of May 27, 2020, we had re-opened 563 of our stores, although with modified operating procedures in place to address COVID-19 related concerns and to comply with applicable laws, government instructions, and best practices to promote the safety of customers and employees. By June 15, 2020, we had reopened all but two of our 687 store locations, and those stores have since been permanently closed.

Bankruptcy Filing and Going Concern

•

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

•

After we filed our Chapter 11 Cases, the Bankruptcy Court granted certain relief requested by us enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.  See Note 3 - “Debt” and Note 12 – “Subsequent Events” to the consolidated financial statements herein for a discussion of the DIP ABL Facility and the DIP Term Facility.

•

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Chapter 11 Cases triggered defaults under our funded debt obligations, creditors were stayed from taking any actions against us as a result of such defaults, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court orders modifying the stay, including the order of the Bankruptcy Court approving the DIP ABL Facility. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under the Bankruptcy Code.

•

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July, all of these stores were permanently closed.  In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords.  We also expect to close our Phoenix, Arizona distribution center in early fiscal 2021. In the fiscal year ended June 30, 2020, we recorded restructuring, impairment, and abandonment charges of $105.2 million related to the permanent store and Phoenix distribution center closing plan, as discussed in Note 1 in the Notes to Consolidated Financial Statements.

•

We have concluded that our financial condition and our projected operating results, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and receive new financing, and the risks and uncertainties surrounding the COVID-19 pandemic and the Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed, or approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt.  The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.

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

•

As a result of the filing of the Chapter 11 Cases, the Company’s common stock was delisted from trading on Nasdaq, and the Company’s common stock now trades over the counter in the OTC Pink Market under the symbol “TUESQ”.

Results for the Year ended June 30, 2020

•

We operated 685 stores in 39 states as of June 30, 2020. Our store base decreased from 714 stores in 40 states as of June 30, 2019.  As of March 25, 2020, we temporarily closed all of our stores due to the COVID-19 pandemic.  Prior to that date, we had approximately 400 stores closed in compliance with state and local regulations.  In late April 2020, we began the process of re-opening our stores, which continued throughout our fourth quarter.  By the end of June 2020, we had re-opened all but two of our stores, which are now permanently closed.  As discussed above, by the end of July, we completed the closure of all of our first wave of 132 store closings, and have begun the process of closing an additional 65 stores. We also began the process to close our Phoenix, Arizona distribution center. These store closures will have an impact on our operating cash flows.

•

Our net sales for fiscal 2020 were significantly negatively impacted by the COVID-19 pandemic.  Net sales for fiscal 2020 were $874.9 million, a decrease of 13.1% compared to $1,007 million for the same period last year, primarily due to the impact from the pandemic.  Comparable store sales (which we define as stores open at least five quarters, including stores relocated in the same market and renovated stores) declined 11.8%.  The decrease in comparable store sales was due to an 11.5% decrease in customer transactions along with a 0.4% decrease in average ticket.  All stores that were temporarily closed due to the pandemic continued to be included in the computation of comparable store sales for fiscal 2020; thereby negatively impacting comparable store sales.  To provide a further assessment of our performance and a more comparable performance indicator, we calculated comparable store sales excluding the period of time stores were closed as a result of the COVID-19 pandemic, and estimate that comparable store sales, as adjusted for only the period of time stores were open in both fiscal 2020 and fiscal 2019, were approximately flat for fiscal 2020.  Additionally, to provide a comparable measure for our continuing stores, we calculated comparable store sales excluding the period of time stores were closed as a result of the COVID-19 pandemic, as well as excluding sales for the stores we plan to permanently close, and estimate that comparable store sales, as further adjusted, declined approximately 1.3% for fiscal 2020.   Sales per square foot for the year ended June 30, 2020 were $102, a decrease of 11.3% from the period ended June 30, 2019.  We utilize key performance indicators, such as those described above, to evaluate performance of our business.  These measures are defined as described above and throughout management’s discussion and analysis.

•	Gross margin for fiscal 2020 was 32.6%, compared to 35.0% for fiscal 2019.
•	Selling, general and administrative expenses (SG&A) for fiscal 2020 decreased $32.2 million to $330.6 million, from $362.8 million for fiscal 2019.
•	Impairment and abandonment charges were $105.2 million during fiscal 2020, and related to our permanent store closing plan along with our decision to close our Phoenix distribution center.
•

Restructuring costs, excluding impairment and abandonment charges, were $8.3 million during fiscal 2020, and included compensation costs related to a reorganization reduction in force completed prior to the filing of our Chapter 11 Cases along with professional fees incurred prior to the filings.

•	Reorganization items were $3.6 million during fiscal 2020, and included professional fees incurred after and as a direct result of the filing of our Chapter 11 Cases.
•

Our operating loss for fiscal 2020 was $159.2 million compared to an operating loss of $10.5 million for fiscal 2019. The operating loss in the current year was primarily the result of the significant impairment and abandonment charges recognized for the approved permanent store and Phoenix distribution center closures, and lower net sales which were significantly driven by the impact of the COVID-19 pandemic, along with restructuring costs as well as reorganization costs resulting from the filing of our Chapter 11 Cases.

•	Our net loss for fiscal 2020 was $166.3 million, or diluted net loss per share of $3.68 compared to a net loss for fiscal 2019 of $12.4 million, or diluted net loss per share of $0.28.
•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA was negative $135.3 million for fiscal 2020, compared to positive $16.4 million for fiscal 2019. Adjusted EBITDA, was negative $15.4 million for fiscal 2020 compared to positive $20.0 million for fiscal 2019.

•

Inventory levels at June 30, 2020 decreased $123.0 million to $114.9 million from $237.9 million at June 30, 2019. The decrease in inventory as compared to June 30, 2019 was driven primarily by the disruption to our business caused by the COVID-19 pandemic, including the liquidation of inventory at our stores identified for permanent closure. While our supply chain recommenced operations in mid-June 2020, the disruption to inventory flow is immense.  Inventory turnover for the trailing five quarters as of June 30, 2020 was 2.8 turns, compared to the trailing five quarter turnover as of June 30, 2019 of 2.7 turns.

•

Cash and cash equivalents at June 30, 2020 increased $35.3 million to $46.7 million from $11.4 million at June 30, 2019. We had remaining outstanding borrowings of $0.1 million under our Pre-Petition ABL Credit Agreement (as defined below) at June 30, 2020 and borrowings of $34.7 million at June 30, 2019.  There were no outstanding borrowings under the DIP ABL Facility at June 30, 2020.  Total liquidity, defined as cash and cash equivalents plus the $33.0 million availability for borrowing under the DIP ABL Facility, was $79.7 million as of June 30, 2020.  In early July 2020, an additional $25 million of additional borrowing capacity became available upon our execution of the DIP Term Facility.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales, as well as the number of stores open at the end of each period. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.4	65.0	66.1
Gross margin	32.6%	35.0%	33.9%
Selling, general and administrative expenses	37.8	36.0	36.0
Restructuring, impairment, and abandonment charges	13.0	0.0	0.0
Operating loss	(18.2%)	(1.0%)	(2.1%)
Interest expense	(0.4)	(0.2)	(0.2)
Reorganization items, net	(0.4)	0.0	0.0
Other income	0.0	0.1	0.1
Income tax provision/(benefit)	0.0	0.0	(0.0)
Net loss	(19.0%)	(1.2%)	(2.2%)
Number of stores open at end of period	685	714	726

See Note 1 in the Notes to Consolidated Financial Statements herein for a discussion of restructuring, impairment, and abandonment charges, as well as reorganization items.

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

The following table reconciles net loss, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Year Ended June 30,
	2020	2019
Net loss (GAAP)	$(166,328)	$(12,440)
Depreciation and amortization	27,019	26,127
Interest expense, net	3,823	2,435
Income tax provision	221	246
EBITDA (non-GAAP)	(135,265)	16,368
Share-based compensation expense (1)	2,720	3,536
Cease-use rent expense (2)	—	70
Reorganization expenses (3)	3,619	—
Restructuring, impairment and abandonment charges (4)	113,492	—
Adjusted EBITDA (non-GAAP)	$(15,434)	$19,974

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

(3)	Adjustment includes only incremental professional fees incurred after and as a direct result of the filing of the Chapter 11 Cases.
(4)

Adjustment includes only certain restructuring expenses incurred prior to the filing of the Chapter 11 Cases, including professional fees and compensation costs related to a reorganization reduction in force completed prior to the filing of the Chapter 11 Cases, and also includes impairment and abandonment charges related to the permanent closure plan for stores and our Phoenix distribution center.

Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019

Our net sales for the third quarter of fiscal 2020 were significantly negatively impacted by the COVID-19 pandemic. Net sales were $874.9 million in fiscal 2020 compared to $1,007 million in fiscal 2019. On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Comparable store sales decreased 11.8%.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening.  A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  All stores that were temporarily closed due to the pandemic continued to be included in the computation of comparable store sales for fiscal 2020, thereby negatively impacting comparable store sales.  The decrease in comparable store sales was comprised of a decrease in customer transactions of 11.5% along with a decrease in average ticket of 0.4%.  Non-comparable store sales decreased by a total of $16.9 million and resulted in a 130 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.  The non-comparable store sales decrease was driven by 30 store closings, partially offset by one store opening, which have occurred since the end of fiscal 2019.  To provide a further assessment of our performance and a more comparable performance indicator, we calculated comparable store sales excluding the period of time stores were closed as a result of the COVID-19 pandemic, and estimate that comparable store sales, as adjusted for only the period of time stores were open in both fiscal 2020 and fiscal 2019, were approximately flat for fiscal 2020.  Additionally, to provide a comparable measure for our continuing stores, we calculated comparable store sales excluding the period of time stores were closed as a result of the COVID-19 pandemic, as well as excluding sales for the stores we plan to permanently close, and estimate that comparable store sales, as further adjusted, declined approximately 1.3% for fiscal 2020.

Gross profit for fiscal 2020 was $284.9 million, a decrease of 19.1% compared to $352.3 million for fiscal 2019. As a percentage of net sales, gross margin decreased to 32.6% in fiscal 2020 compared with 35.0% in fiscal 2019. The decrease in gross margin was primarily a result of higher markdowns, primarily driven by liquidation markdowns at closing stores, along with higher recognized supply chain and transportation costs.

SG&A decreased to $330.6 million in fiscal 2020, compared to $362.8 million in the same period last year.  The decrease was due to lower labor costs, incentive compensation and retention costs, as well as reduced advertising, driven in part by the temporary store closures and cost management initiatives in response to the COVID-19 pandemic.  As a percentage of net sales, SG&A increased to 37.8% for fiscal 2020, versus 36.0% in the prior year, deleveraging significantly, as impacted by the negative impact on sales in the current year quarter due to the COVID-19 pandemic.

Restructuring, impairment and abandonment charges, were $113.5 million during fiscal 2020 and were primarily related to our permanent store closing plan along with our decision to close our Phoenix distribution center, as well as compensation costs related to a reorganization reduction in force completed prior to the filing of the Chapter 11 Cases and pre-filing incremental professional fees.

Our operating loss was $159.2 million during fiscal 2020 as compared to an operating loss of $10.5 million for fiscal 2019, an increase of $148.7 million. The operating loss in the current year was primarily the result of the significant impairment and abandonment charges recognized for the approved permanent store and Phoenix distribution center closures, and lower net sales which were significantly driven by the impact of the COVID-19 pandemic, along with restructuring costs as well as reorganization costs resulting from the filing of our Chapter 11 Cases.

Interest expense increased $1.3 million to $3.8 million in fiscal 2020 compared to $2.5 million in the prior year, as a result of higher interest rates on our revolving credit facility and increased borrowings during fiscal 2020, as well as the acceleration of financing costs as a result of reduced borrowing capacity driven by both a lower commitment and a reduced term.  Other income was $0.6 million in fiscal 2020 compared to $0.8 million in fiscal 2019.

Income tax expense for fiscal 2020 was $221,000 compared to income tax expense of $246,000 in fiscal 2019.  The effective tax rates for fiscal 2020 and 2019 were (0.1%) and (2.0%), respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at June 30, 2020.  The total valuation allowance at the end of fiscal years 2020, 2019, and 2018 was $67.6 million, $27.5 million and $23.7 million, respectively. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

For a discussion of fiscal 2019 results of operations as compared to fiscal 2018 results of operations, please refer to Part II, Item 7, Management’s Discussion of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 22, 2019.

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal 2020, cash provided by operating activities was $93.9 million, compared to $19.6 million in the prior fiscal year. The increase in cash provided by operating activities for fiscal 2020 was primarily the result of a $126.4 million larger decrease in inventory.  This increase was partially offset by our higher net loss of $153.9 million in fiscal 2020, adjusted for the non-cash impacts of asset impairment and abandonment charges, totaling $105.2 million, as well as a $9.6 million cash outlay for July rents, which were paid at the end of June, and a $4.5 million higher cash usage in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal 2020 and 2019 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to technology and equipment.  Cash used in investing activities totaled $13.9 million and $16.3 million for fiscal 2020 and 2019, respectively.  Prior year spending primarily related to our store real estate strategy, while current year spending reflects reduced real estate project activity and increased investment in our distribution center facilities as well as in technology.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, of approximately $6 million to $8 million in fiscal year 2021, which reflects reduced capital spending as one of the liquidity preservation measures we have taken due to the financial impact of the COVID-19 pandemic.

Cash Flows from Financing Activities

Net cash used in financing activities of $44.7 million in fiscal 2020 was related to $34.6 in net repayments on our revolving credit facility, a $5.0 million lower cash overdraft provision, and the payment of $4.9 million in financing costs related to obtaining debtor-in-possession financing. Net cash used in financing activities of $1.4 million in fiscal 2019 related to $3.8 million of net repayments on our revolving credit facility, $0.6 million of financing costs related to the January 2019 amendment and extension of our revolving credit facility, and $0.2 million of capital lease principal payments, partially offset by a $3.2 cash overdraft provision.

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

As of June 30, 2020, we had $0.1 million remaining outstanding under the Pre-Petition ABL Credit Agreement, as required by the DIP ABL Credit Agreement.  See Note 3 to the consolidated financial statements herein and “Liquidity” below for additional information.

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Pre-Petition ABL Credit Agreement.

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial condition, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow.

The filing of the Chapter 11 Cases was an event of default under the Pre-Petition ABL Credit Agreement, making all amounts outstanding under the Pre-Petition ABL Credit Agreement immediately due and payable and no additional borrowings are available under the Pre-Petition ABL Credit Agreement.  As of June 30, 2020, the remaining outstanding amounts under the existing agreement are reflected as a current liability in the Consolidated Balance Sheet.

To provide for liquidity during the Chapter 11 Cases, we have entered into agreements for debtor-in-possession financing.  On May 29, 2020, in accordance with an order of the Bankruptcy Court, Debtors entered into the DIP ABL Credit Agreement, which provides for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million.  Under the terms of the DIP ABL Credit Agreement, amounts available for advances are subject to a borrowing base generally consistent with the borrowing base under the Pre-Petition ABL Credit Agreement, subject to certain agreed upon exceptions. The DIP ABL Credit Agreement requires that all proceeds of advances under the DIP ABL Facility be used only for ordinary course general corporate and working capital purposes, costs of administration of the Chapter 11 Cases, certain professional fees and fees and expenses relating to the DIP ABL Facility, in each case, in accordance with a cash flow budget that will be updated periodically, subject to certain permitted variances. The DIP ABL Credit Agreement requires that all cash received by us (other than proceeds of the DIP ABL Facility) be applied to repay outstanding amounts under the Pre-Petition ABL Credit Agreement.

The DIP ABL Facility contains customary affirmative and negative covenants for debtor-in-possession financings.  In addition, the DIP ABL Facility requires us to, among other things, maintain certain minimum liquidity requirements, and receive approval of a plan of reorganization or sale of substantially all of our assets through the Chapter 11 process by agreed upon deadlines.

The commitments of the lenders under the DIP ABL Facility terminate and outstanding borrowings under the DIP ABL Facility mature at the earliest of the date which is one hundred eighty (180) days after the Petition Date; the date of consummation of the sale of all or substantially all of our assets; the effective date of a plan of reorganization; or upon the occurrence of an event of default under the DIP ABL Credit Agreement or such other date as the outstanding borrowings under the DIP Facility are accelerated.

As of June 30, 2020, cash and cash equivalents were $46.7 million and total liquidity, defined as cash and cash equivalents plus borrowing availability, was $79.7 million as of June 30, 2020, which includes $33.0 million available for borrowing under the DIP ABL Facility.  In early July 2020, an additional $25 million of additional borrowing capacity became available upon our execution of the DIP DDTL Agreement.

As discussed above, in mid-June 2020, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July, all of these stores were permanently closed.  In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords. We also began the process to close our Phoenix, Arizona distribution center and expect the closure to be completed early in fiscal 2021. These store closures will have an impact on our operating cash flows.

Please refer to Note 1, Note 3 and Note 12 in the Notes to Consolidated Financial Statements for additional information regarding the Chapter 11 Cases as well as for a discussion of the DIP ABL Facility and the DIP Term Facility.

Although we are seeking to address our liquidity concerns through the Chapter 11 Cases, the approval of a plan of reorganization or the sale of all or substantially all of our assets is not within our control and uncertainty remains as to whether the Bankruptcy Court will approve a plan of reorganization or a sale of all or substantially all of our assets.

We have concluded that our financial condition and our projected operating results, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and receive new financing, and the risks and uncertainties surrounding the COVID-19 pandemic and the Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed, or approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt.

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

Impairment of Long-Lived Assets—We evaluate long-lived assets, principally property and equipment, as well as lease right-of-use assets subsequent to the adoption of ASC 842, for indicators of impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable.  Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance.  Indicators of impairment may also include the planned closure of a store or facility, among others.  The results of our fourth quarter fiscal 2020 impairment analysis indicated an impairment of our property and equipment as well as operating lease right-of-use assets at approximately 200 of our stores along with property and equipment of our Phoenix distribution center facility totaling $80.1 million, which is included in restructuring costs in the statement of operations.  The impairments were the result of closing plans for these stores and the Phoenix distribution center.

Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s (asset group’s) carrying amount.  Then, when the fair value of the estimated future cash flows, on a discounted basis, is less than carrying amount, an impairment charge is recorded.  The testing of an asset group for recoverability involves assumptions regarding the future cash flows of the asset group, the growth rate of those cash flows, and the remaining useful life over which an asset group is expected to generate cash flows.  In the event we determine an asset group is not recoverable, the measurement of an estimated impairment loss involves a number of management judgments, including the selection of an appropriate discount rate, as well as various unobservable inputs incorporated in valuation techniques used to determine fair value.  These assumptions are required to be consistent with market participant assumptions.  Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.  Key market participant assumptions used for purposes of determining the fair value of our long-lived assets, including lease right-of-use assets, in connection with the fiscal 2020 impairment discussed above included market rent assumptions and the discount rate.

If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.  Additionally, we can provide no assurance that we will not have additional impairment charges in future periods as a result of changes in our operating results or assumptions.

Our property and equipment, combined with our operating lease right-of-use assets totaled $327.1 million as of June 30, 2020, or approximately 65% of total assets, which reflects the impact of the $80.1 million impairment recorded in the fourth quarter of fiscal 2020.  Impairment charges recorded in fiscal 2019 were not material.

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

Our stores conduct annual physical inventories, staggered during the second half of the fiscal year. During periods in which physical inventory observations do not occur, we utilize an estimate for recording inventory shrink based on the historical results of our previous physical inventories. In the second half of fiscal 2020, due to the impact of the COVID-19 pandemic including our temporary store closures, we conducted physical inventories at a portion of our stores sufficient to validate the existence of inventory in our stores and the accuracy of our estimated shrink reserve rate.  We have loss prevention and inventory controls programs that we believe minimize shrink. The estimated shrink rate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventory results yield a different result. Although inventory shrink rates have not fluctuated significantly in recent years, if the actual rate were to differ from our estimates, then an adjustment to inventory shrink would be required.

Inventory is one of the largest assets on our balance sheet and represented approximately 23%, 64%, and 62% of total assets at June 30, 2020, 2019, and 2018, respectively. Total inventory decreased $123.0 million or 51.7% from June 30, 2019 to June 30, 2020, as a result of the COVID-19 pandemic and the disruption to our retail and supply chain operations, including the liquidation of inventory at our closing stores. Total inventory increased 5.6%, or $12.5 million, from June 30, 2018 to June 30, 2019. On a per store basis, store inventory decreased 50.8% from June 30, 2019 to June 30, 2020 and increased 3.2% from June 30, 2018 to June 30, 2019.

Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide new merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Markdowns and damages were 5.9% in fiscal 2020 and were 4.5% in fiscal 2019.  The increase in fiscal year 2020 was primarily related to the markdowns taken in conjunction with our store closure going out of business sales.  Markdowns may vary throughout the quarter or year in timing.

The effect of a 1.0% markdown in the value of our inventory at June 30, 2020 would result in a decline in gross profit and a reduction in our earnings per share for the fiscal year ended June 30, 2020 of $1.1 million and $0.02, respectively.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.4 million, $1.3 million, and $0.9 million, respectively, at June 30, 2020 and $8.2 million, $1.1 million, and $0.9 million, respectively, at June 30, 2019.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims paid reduce our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $2.7 million, $3.3 million and $8.7 million, respectively, for the fiscal year ended June 30, 2020; $2.1 million, $2.3 million and $7.9 million, respectively, for the fiscal year ended June 30, 2019; and $5.3 million, $2.9 million and $6.4 million, respectively, for the fiscal year ended June 30, 2018.

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

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of June 30, 2020.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$433,541	$89,598	$146,106	$108,697	$89,140
Maintenance, insurance and taxes on operating leases	102,163	21,083	34,247	25,374	21,459
Finance leases	723	383	330	10	—
Borrowings under Pre-Petition ABL Credit Agreement	100	100	—	—	—
Interest and commitment fees on DIP ABL Credit Agreement	301	301	—	—	—
Total	$536,828	$111,465	$180,683	$134,081	$110,599

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

Commitment fees and interest on the Pre-Petition ABL Credit Agreement were calculated based on contractual commitment fees, standby letter of credit fees, and interest based on outstanding balances.  As of June 30, 2020, the outstanding balance on the Pre-Petition ABL Credit Agreement was $0.1 million and was no longer subject to unused commitment fees and interest.

Commitment fees and interest on the DIP ABL Credit Agreement are calculated based on contractual commitment fees, standby letter of credit fees, and interest based on any outstanding balances on the DIP ABL Credit Agreement.  As of June 30, 2020, there were no balances outstanding and letters of credit totaled 8.8 million. See "Liquidity and Capital Resources" above.  The interest and commitment fees on our DIP ABL Credit Agreement reflect the future cash requirements for interest payments until maturity and incorporate~~s~~ the interest rates in effect as of June 30, 2020. The interest on the letter of credit utilization and unused commitments are fixed at 3.125% and 0.5%, respectively.

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

Quarterly Results and Seasonality

The tables in Note 10 in Notes to the Consolidated Financial Statements set forth certain quarterly financial data for the eight quarters ended June 30, 2020. The quarterly information is unaudited, but has been prepared on the same basis as the audited financial statements included elsewhere in this Form 10‑K. We believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10‑K. The results of operations for any quarter are not necessarily indicative of the results for any future period.  Please refer to Note 10 of the Consolidated Financial Statements.

Our quarterly results of operations may fluctuate based upon such factors as the number and timing of store openings, the amount of net sales contributed by new and existing stores, the mix of merchandise sold, pricing, store closings or relocations, competitive factors and general economic and weather‑related conditions. The timing of advertised and promotional events could impact the weighting of sales between quarters. We expect to continue to experience seasonal fluctuations in our business, with a significant percentage of our net sales and operating income being generated in the quarter ending December 31, which includes the holiday selling season.  Our results for the third and fourth quarters of fiscal 2020 were negatively impacted by the COVID-19 pandemic.

Inflation

In our opinion, the overall impact of inflation has not had a material effect on our results of operations in any of the fiscal years of 2020, 2019, or 2018. We cannot assure that inflation will not materially affect our results of operations in the future.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of Tuesday Morning Corporation and its subsidiaries and Report of Independent Registered Public Accounting Firm are included in this Form 10‑K and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below in “Management’s Annual Report on Internal Control Over Financial Reporting.”

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Tuesday Morning is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) or Rule 15(d)‑15(f) under the Exchange Act. Tuesday Morning’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of an evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, and the material weakness identified below, management concluded that, as of June 30, 2020, Tuesday Morning did not maintain effective internal control over financial reporting.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to ineffective assessment of impairment of long-lived assets.  Management’s estimation of fair value did not appropriately utilize market participant assumptions.   The material weakness resulted in a material misstatement in our June 30, 2020 financial statements which was identified and corrected prior to filing.  There were no restatements of prior period financial statements and no change in previously released financial results were required as the result of the control deficiency.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated.  We are designing and implementing our remediation plan for the material weakness in internal control over financial reporting described above, which includes steps to improve the operation and monitoring of control activities and procedures associated with our impairment assessment.  We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed additional procedures for the year ended June 30, 2020.  Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with generally accepted accounting principles.  Our principal executive officer and our principal financial officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our financial statements, which is included in page F‑2 of this Form 10‑K.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on Internal Control over Financial Reporting

We have audited Tuesday Morning Corporation’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Tuesday Morning Corporation (the Company) has not maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has identified a material weakness in controls related to the Company’s impairment assessment of long-lived assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2020 consolidated financial statements, and this report does not affect our report dated September 14, 2020, which expressed an unqualified opinion thereon.

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

September 14, 2020

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The report of Independent Registered Public Accounting Firm on the consolidated financial statements is included in page F‑2 of this Form 10‑K.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 8, 2020, Trent E. Taylor, provided the Company with notice of his resignation as Chief Information Officer and Executive Vice President, Supply Chain and Inventory Management, effective September 25, 2020.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors of the Company

Terry Burman, age 74, joined the Board of Tuesday Morning as a director in February 2013, and has served as Chairman of the Board of the Company since December 2015. Prior to that, Mr. Burman served as Lead Independent Director and a member of the Office of the Chairman from September 2015 to December 2015. Mr. Burman has served as the Non‑Executive Chairman of the Board of Abercrombie & Fitch Co., a clothing retailer, since February 2018 and prior to that as Lead Independent Director since May 2017 and on the Board of Directors of Abercrombie & Fitch Co. since January 2014. He has been a director of Learning Care Group, a privately‑held company operating over 900 learning and daycare centers in the United States, since July 2014. He has been a board member of the St. Jude Children’s Research Hospital Board of Governors since July 2004 and has served as Chairman of the Board since July 1, 2020. Mr. Burman has also served as a board member of ALSAC, the fundraising organization of St. Jude, since July 2004 and on the Board of Trustees of the Norman Rockwell Museum since September 2016. Mr. Burman served as Chairman of the Board and a director of Zale Corporation, a jewelry retailer, from May 2013 until it was acquired in May 2014 and served on the Board of Directors of YCC Holdings LLC, a retailer of candles, fragrances and other products, from October 2007 until it was acquired in October 2013. From March 2001 to January 2011, Mr. Burman was the Chief Executive Officer of Signet Jewelers Limited (“Signet”), a specialty jewelry retailer. Mr. Burman joined Signet in 1995 as the Chairman and CEO of Sterling Jewelers, Inc., a U.S. division of Signet. Mr. Burman also served on the Board of Directors of Signet until January 2011. Prior to joining Signet, Mr. Burman held various senior executive positions of increasing responsibility with Barry’s Jewelers, Inc., which now does business as Samuels Jewelers, from 1980 to 1995, including President and Chief Executive Officer from 1993 to 1995. Prior to that, Mr. Burman was a partner with Roberts Department Stores, a regional department store chain specializing in apparel. In nominating Mr. Burman to serve as a director of the Company, the Board of Directors considered his extensive executive, financial and management expertise and experience, his experience as a chief executive officer in the retail industry, his significant international management experience, and his general business and financial acumen.

Steven R. Becker, age 53, has served as a director of Tuesday Morning since July 2012 and was appointed its Chief Executive Officer in December 2015. Prior to becoming CEO of Tuesday Morning, Mr. Becker served as Chairman of the Board of the Company from July 2012 until September 2015 and as Executive Chairman and head of the Office of the Chairman from September 2015 until December 2015. Prior to becoming CEO of Tuesday Morning, Mr. Becker spent 20 years in the investment management industry with a focus on investing in middle market public companies. Mr. Becker has extensive public company board experience having previously served as a board member at a variety of public companies including, Hot Topic, Inc., an apparel retailer, Ruby Tuesday, a national restaurant company, Emcore, a semiconductor producer, Plato Learning, an educational software company, Pixelworks, a semiconductor producer, Fuel Systems Solutions, a manufacturer of alternative energy systems, and Special Diversified Opportunities, a holding company that owns businesses in a variety of industries, among others. Prior to becoming CEO of Tuesday Morning, Mr. Becker was the co‑managing partner at Becker Drapkin Asset Management, whose predecessor, Greenway Capital, he founded in 2005. From 1997 to 2004, Mr. Becker was a partner at Special Situations Funds, a New York City based asset manager. Prior to joining Special Situations Funds, Mr. Becker was a part of the distressed debt and leveraged equities research team at Bankers Trust Securities. Mr. Becker began his career at Manley Fuller Asset Management in New York as a small cap analyst. In nominating Mr. Becker to serve as a director of the Company, the Board of Directors considered the insights Mr. Becker brings through his prior service as a director of the Company, his demonstrated leadership and experience as Chief Executive Officer and his extensive financial experience, in both public and private companies, which provides the Board with valuable expertise in corporate finance, strategic planning, and corporate governance.

James T. Corcoran, age 37, has served as a director of Tuesday Morning since November 2017. He is a Partner at AREX Capital Management, LP, an investment management firm focused on special situations, activism and catalyst-driven investing. He founded Purple Mountain Capital Partners LLC, a private investment firm, in 2017 and remains Chief Executive Officer. Prior to founding Purple Mountain Capital Partners LLC, he served as a Principal at Highfields Capital Management, a value-oriented investment management firm in Boston, from 2010 to 2016. Mr. Corcoran worked as an investment banking analyst for Credit Suisse (USA), Inc. in its leveraged finance and restructuring group, from 2006 to 2008, in addition to working in its hedge funds investment group, from 2005 to 2006. Mr. Corcoran received his MBA from the Harvard Business School and his AB with honors in Economics and Political Science from the University of Chicago and is a CFA charterholder. Mr. Corcoran was nominated by the Board pursuant to the terms of a Cooperation Agreement entered into with certain Company stockholders to settle a contested election for directors at the 2017 annual meeting of stockholders for the Company.

Barry S. Gluck, age 68, has served as a director of Tuesday Morning since January 2017. Mr. Gluck served in various senior management positions with Ross Stores Inc. (“Ross”) from 1989 to 2007, most recently as Executive Vice President of Merchandising, Marketing and Store Planning and Allocation. Prior to joining Ross, Mr. Gluck was with Today’s Man as Vice President, General Merchandise Manager and Chief Merchandising Officer and with Macy’s Department Stores as Vice President Divisional Merchandising Manager. Since 2012, Mr. Gluck has served as the Founder and Managing Director of Gluck Consulting LLC, a management consultant group which focuses primarily on off‑price/value channels. In nominating Mr. Gluck to serve as a director of the Company, the Board considered his 32 years of off‑price and value channel experience, his extensive executive, marketing and management expertise having served as a chief merchandising officer in the retail industry, and his general business and financial acumen.

Frank M. Hamlin, age 52, has served as a director of Tuesday Morning since April 2014. Mr. Hamlin is currently Executive Vice President, Chief Customer Officer of GameStop Corporation (“GameStop”), a global, multichannel video game, consumer electronics and wireless services retailer. Mr. Hamlin had previously served as Chief Marketing Officer of GameStop from June 2014 to August 2016. Mr. Hamlin served as Chief Marketing Officer of Spence Diamonds from May 2018 to August 2018 and as Executive Vice President and Chief Marketing Officer for Tailored Brands, Inc., a leading national menswear retailer from September 2017 to May 2018. Mr. Hamlin previously served as Executive Vice President and GM, Marketing and E‑Commerce of Guitar Center, Inc., a musical instruments retailer, from June 2010 until May 2014, and as Executive Vice President and Chief Operating Officer of E‑Miles, LLC, an interactive marketing company, from February 2007 to June 2010. From July 2004 until February 2007, he was Director of Marketing, Central Market Division for H.E. Butt Grocery, a fresh, specialty and prepared foods retailer. Prior to that time, Mr. Hamlin held various positions with Brierley & Partners, E‑Rewards, Inc., Arista Records and The Walt Disney Company. In nominating Mr. Hamlin to serve as a director of the Company, the Board of Directors considered the various senior executive‑level positions he previously held with retail service companies, as well as his extensive experience in marketing, branding strategy and customer engagement.

Reuben E. Slone, age 57, has served as a director of Tuesday Morning since June 2019. Mr. Slone is currently Executive Vice President, Supply Chain at Advance Auto Parts, Inc. (NYSE: AAP) and sat on the Board of Directors from March 2016 to October 2018. Mr. Slone is a seasoned supply chain executive with experience across multiple consumer‑facing industry sectors at best‑in‑class companies. Previous to Advance Auto Parts Inc., Mr. Slone was Senior Vice President, Supply Chain at Walgreens, a pharmaceutical retailer from May 2012 to October 2018. From November 2004 until May 2012, Mr. Slone was Executive Vice President, Supply Chain, and General Manager, Services at Office Max. From April 2000 to November 2004, Mr. Slone held various positions at Whirlpool Corporation including Vice President Global Supply Chain, Vice President North American Region Supply Chain and Vice President, Global eBusiness. From February 1997 to March 2000, Mr. Slone was eGM Director, Global eSales and Director, Global Manufacturing Strategic Process and System Alignment at General Motors Corporation. Prior to that time, Mr. Slone held various positions with Federal‑Mogul Corporation, Electronic Data Systems, Ernst & Young and Engineering Technology LTD. In nominating Mr. Slone to serve as a director of the Company, the Board of Directors considered his leadership qualities developed from his experience while serving as a senior supply chain executive with Advance Auto Parts, Walgreens, Office Max and Whirlpool, his other board experience, as well as his general business and financial acumen.

Sherry M. Smith, age 59, has served as a director of Tuesday Morning since April 2014. Ms. Smith served in various positions with SUPERVALU, Inc., a grocery retailer and food distributor, from 1987 to 2013. Ms. Smith served as Chief Financial Officer and Executive Vice President of SUPERVALU, Inc. from December 2010 until August 2013, and she previously served as Senior Vice President, Finance from 2006 until 2010, Senior Vice President, Finance and Treasurer from 2002 until 2005, and in various other capacities with SUPERVALU, Inc. prior to 2002. Ms. Smith has served on the Board of Directors of Deere & Company, a manufacturer and distributor of agricultural, turf, construction and forestry equipment, since December 2011, and currently serves as a member of the audit committee and finance committee. Ms. Smith has also served on the Board of Directors of Realogy Holdings Corporation since December 2014, and currently serves on its audit committee and nominating and governance committee. Ms. Smith has served on the Board of Directors of Piper Sandler Corp since January 2016, and currently serves on its compensation committee and audit committee. From January 2015 to December 2018, Ms. Smith served on the Financial Accounting Standards Advisory Council (FASAC), a group that advises the Financial Accounting Standards Board (FASB) on strategic issues, project priorities and other matters. In nominating Ms. Smith to serve as a director of the Company, the Board of Directors considered her leadership qualities developed from her experience while serving as a senior executive and as Chief Financial Officer of SUPERVALU, Inc., the breadth of her experiences in auditing, finance, accounting, compensation, strategic planning, and other areas of oversight, and her subject matter knowledge in the areas of finance and accounting and other board experience.

Richard S Willis, age 60, has served as a director of Tuesday Morning since July 2012. Since January 2016, Mr. Willis has served as the Chief Executive Officer, President and a Director of Pharmaca Integrative Pharmacies, an innovative retail pharmacy that combines traditional pharmacy services with natural health and beauty products and expert practitioners. From September 2011 through December 2015, Mr. Willis served as the President, Chief Executive Officer and as a director of Speed Commerce, Inc. (formerly Navarre Corporation), one of the nation’s largest omni channel, pure play, end‑to‑end e‑commerce solution providers.

Mr. Willis previously served as the Executive Chairman of Charlotte Russe, a mall‑based specialty retailer of fashionable, value‑priced apparel and accessories, from January 2011 to September 2011. From 2009 to 2011, Mr. Willis served as President of Shoes for Crews, a seller of slip resistant footwear. From 2003 to 2007, Mr. Willis was President and Chief Executive Officer of Baker & Taylor Corporation, a global distributor of books, DVDs and music. Previously, Mr. Willis served as Chairman, President and Chief Executive Officer of Troll Communications and President and Chief Executive Officer of Bell Sports. Mr. Willis served four terms as Chairman of the Board of Regents at Baylor University. In nominating Mr. Willis to serve as a director of the Company, the Board of Directors considered his considerable executive leadership experience across multiple industries, including distribution businesses that serve retailers and their suppliers, and his significant expertise in operating businesses and directing transformative plans, including executive level experiences of more than 20 years in retail and manufacturing industries.

There have been no changes to the procedures by which stockholders may recommend candidates for our Board of Directors.

Executive Officers

Stacie R. Shirley

Ms. Shirley, age 51, has served as the Company’s Executive Vice President and Chief Financial Officer since January 2016.  Prior to joining the Company, Ms. Shirley served as an executive director of Neiman Marcus Group LTD LLC, a luxury fashion retailer, serving as Senior Vice President, Finance and Treasurer from September 2010 until December 2015 and Vice President, Finance and Treasurer from December 2001 until September 2010. In her most recent position with Neiman Marcus Group, Ms. Shirley’s areas of responsibility included finance, capital markets, treasury operations, capital planning and forecasting, credit operations, investor relations, risk management and internal audit.  Prior to joining Neiman Marcus Group, Ms. Shirley served in various capacities at CompUSA Inc. from 1993 to 2001, including service as Vice President, Finance and Treasurer from 1999 for 2001. Ms. Shirley began her career as an accountant with Ernst &Young in 1990 and is a certified public accountant.

Phillip D. Hixon

Mr. Hixon, age 66, has served as the Company’s Executive Vice President, Store Operations since September 2015 and served as a member of the Office of the Chairman from September 2015 until the dissolution of that office in December 2015.  From June 2014 to September 2015, Mr. Hixon served as the Company’s Store Vice President, Store Operations, and from September 2013 to June 2014, Mr. Hixon served as the Company’s Vice President, Store Planning.   Prior to joining the Company, Mr. Hixon served as Vice President of Business Development of Merchco Services, Inc., a provider of retail store development and support services, from June 2012 until August 2013. From 2011 until 2012 and 2005 until 2006, Mr. Hixon owned and served as principal of Diversified Resources LLC, where he developed and implemented programs for clients in the areas of strategic planning, effective business practices, process enhancement and organizational effectiveness. From 2009 until 2011, Mr. Hixon served in the Department of Strategy and Innovation at Petco Animal Supplies Inc., a specialty retailer of pet supplies.  From 2006 until 2009, Mr. Hixon held various executive positions with DuckWall-Alco Stores, Inc., a retail chain, including Senior Vice President, Store Operations, Real Estate, Store Development and Senior Vice President, Merchandising.  Mr. Hixon served as Vice President, Store Development for Michaels Stores, Inc., a national arts and crafts specialty retailer, from 1987 until 2005.

Trent E. Taylor

Mr. Taylor, age 63, has served as the Company’s Chief Information Officer and Executive Vice President, Supply Chain and Inventory Management since March 2018.  From June 2017 to February 2018, he served as the Company’s Senior Vice President, Chief Information and Inventory Management Officer, from January 2017 to June 20017 as Senior Vice President, Chief Information Officer and Supply Chain Officer, and from April 2016 to January 2017, as the Company’s Senior Vice President, Chief Information Office and Supply Chain Officer.  Prior to joining the Company, Mr. Taylor served as an executive officer of hhgregg, a retailer of consumer electronics and home appliances as Chief Information Officer from September 2011 until March 2016. On March 6, 2017, hhgregg filed for a voluntary petition under Chapter 11 of the Bankruptcy Code. From November 1992 until 2009, Mr. Taylor served in various roles for the Walgreen Company including Chief Information Officer and Executive Vice President of e-commerce.  On September 8, 2020, Mr. Taylor provided the Company with notice of his resignation as an office of the Company, effective September 25, 2020.

Bridgett C. Zeterberg

Ms. Zeterberg, age 57, has served as the Company’s Executive Vice President Human Resources, General Counsel and Corporate Secretary responsible for the Company’s legal matters and oversight of the human resources, risk management and loss prevention functions since February 2019.  From April 2017 to February 2019, she served as the Company’s Senior Vice President Human Resources, General Counsel and Corporate Secretary. From July 2016 to April 2017, she served as the Company’s Senior Vice President, General Counsel and Corporate Secretary.  Prior to joining the Company, Ms. Zeterberg served as Senior Vice President, General Counsel and Corporate Secretary of Zale Corporation, and as Senior Vice President, General Counsel of Total Wine & More. Ms. Zeterberg served in various roles for hospitality company Accor North America including Vice President, Assistant General Counsel and Vice President of Human Resources for the Motel 6 Division.

Cooperation Agreement

Pursuant to the terms of a Cooperation Agreement, dated as of October 1, 2017 (the “Cooperation Agreement”), among the Company, Jeereddi II, LP, Purple Mountain Capital Partners LLC and certain of their affiliates, the Company agreed to nominate James T. Corcoran for election to the Board at the 2017 Annual Meeting. Under the terms of the Cooperation Agreement, Mr. Corcoran agreed to offer his resignation to the Board if at any time the Jeereddi/PMCP Group no longer beneficially owned at least 533,344 shares of the Company’s common stock (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments, the “Minimum Ownership Threshold”). In addition, so long as the Jeereddi/PMCP Group met the Minimum Ownership Threshold, the Jeereddi/PMCP Group was entitled to certain replacement rights during the Standstill Period (as defined below) in the event Mr. Corcoran is unable to serve as a director.

Also under the terms of the Cooperation Agreement, Jeereddi II agreed to irrevocably withdraw its notice of nomination of candidates for election at the 2017 Annual Meeting

Further, under the terms of the Cooperation Agreement, each member of the Jeereddi/PMCP Group agreed to certain normal and customary standstill provisions during a standstill period, which was defined as the period beginning on the date of the Cooperation Agreement and through the later of (x) the date that is the first day to submit stockholder nominations for the 2019 annual meeting of stockholders pursuant to the Company’s Bylaws (the “2019 Advance Notice Date”) and (y) the date that Mr. Corcoran no longer serves on the Board; provided, however, that if Mr. Corcoran resigned for any reason prior to the 2019 Advance Notice Date, the Standstill Period would continue until the 2019 Advance Notice Date (the “Standstill Period”).

Among other things, the standstill provisions provided that, during the Standstill Period, each member of the Jeereddi/PMCP Group would not, among other things, solicit proxies or consents regarding any matter to come before any annual or special meeting of stockholders, or enter into a voting agreement or any group with stockholders other than affiliates of the Jeereddi/PMCP Group and current group members. In addition, each member of the Jeereddi/PMCP Group would not seek to make, or encourage any third party in making, any offer or proposal with respect to any tender offer, merger, acquisition, amalgamation, recapitalization, restructuring, disposition, spin‑off, asset sale, joint venture or other business combination involving the Company and will not seek, or encourage any person, to submit nominees in furtherance of a contested solicitation for the election or removal of directors.

Each of the parties also agreed to certain mutual non‑disparagement obligations, and the Company agreed to reimburse the Jeereddi/PMCP Group for its reasonable, documented out‑of‑pocket fees and expenses, including legal expenses, occurred in connection with the matters related to the negotiation and execution of the Cooperation Agreement, up to a maximum of $25,000.

On July 24, 2019, the Parties amended and restated the cooperation agreement (“A&R Cooperation Agreement”) to extend the term of the Standstill Period during which the Jeereddi/PMCP Group will remain subject to certain previously disclosed normal and customary standstill provisions, and extend and continue certain other matters related to annual meetings of the stockholders and the continuing service of James T. Corcoran on the Board.  Mr. Corcoran was nominated for election as a director at the 2019 Annual Meeting of Stockholders pursuant to the terms of the A&R Cooperation Agreement.

On May 6, 2020, the Company was notified that Jeereddi II, LP had reduced its ownership of the Company’s common stock such that the ownership of the Jeereddi/PMCP Group was below the Minimum Ownership Threshold. In accordance with the terms of the Cooperation Agreement, on May 6, 2020, Mr. Corcoran offered to resign from his position as a director of the Company. Mr. Corcoran informed the Company that his beneficial ownership of shares of the Company’s common stock had not changed from that reported in his most recent filing with the Securities and Exchange Commission on November 22, 2019. On May 8, 2020, the Board of Directors decided not to accept Mr. Corcoran’s offer to resign, and Mr. Corcoran continues to serve as a director of the Company.

Board of Directors’ Role in Risk Oversight

In the normal course of business, our Company faces a variety of enterprise risks, including operational risks, cyber security risks and liquidity risk. In fulfilling its risk oversight role, the Board focuses on the adequacy of the Company’s risk management process and overall risk management system. The Board believes an effective risk management system will (1) adequately identify the material risks that the Company faces in a timely manner, (2) implement appropriate risk management strategies that are responsive to the Company’s risk profile and specific material risk exposures, (3) integrate consideration of risk and risk management into business decision‑making throughout the Company and (4) include policies and procedures that adequately transmit necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant committee.

The Board of Directors oversees the Company’s strategic direction and its policies with respect to risk assessment and risk management, as well as major risk exposures and the process used to manage those exposures. Accordingly, the Board of Directors periodically reviews the risks associated with the various departments within the Company, in addition to its other duties. The Board of Directors receives information from Board committees, management and advisors regarding the Company’s risk management process and system, the nature of the material risks the Company faces and the adequacy of the Company’s policies and procedures designed to respond to and mitigate these risks.

Code of Business Conduct

We have adopted a “Code of Business Conduct” that establishes the business conduct to be followed by all of our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Senior Financial Officers”), and all of our employees and members of our Board and embodies the Company’s principles and practices relating to the ethical conduct of the Company’s business and its long‑standing commitment to honesty, fair dealing and full compliance with all laws affecting the Company’s business. This policy is reviewed by the Board annually. Amendments to and waivers from the Code of Conduct with respect to the Senior Financial Officers will be posted on our website within four business days after approval by the Board. Any waiver from the Code of Conduct with respect to our Senior Financial Officers requires approval by the Board. There were no waivers from the Code of Conduct with respect to the Senior Financial Officers during the fiscal year ended June 30, 2020. The Code of Conduct is available on the Company’s website at www.tuesdaymorning.com under “Investor Relations—Corporate Governance—Corporate Governance Documents.”

Meetings and Committees of the Board of Directors

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board, committee and stockholder’s meetings. During the fiscal year ended June 30, 2020, the Board of Directors held 17 meetings. Each of our directors attended more than 75% of the Board and committee meetings held during the fiscal year (or portion of the fiscal year during which he or she served as a director or committee member). Directors are encouraged to attend the Company’s annual meeting of stockholders. All Directors attended the Company’s 2019 Annual Meeting of Stockholders held on November 20, 2019.

The Board has established an Audit Committee, Compensation Committee and Nominating and Governance Committee.

Audit Committee

For the fiscal year ended June 30, 2020, the Audit Committee had four members and met seven times. Such members were Richard S Willis, as Chair, Frank M. Hamlin, James T. Corcoran and Reuben E. Slone. All Audit Committee members were non‑employee directors and the Board has determined all were independent pursuant to Nasdaq independence standards and satisfy the SEC requirements relating to the independence of audit committee members. The Board also determined that all the members of the Audit Committee had the ability to read and understand fundamental financial statements.

For the fiscal year ended June 30, 2020, the Board of Directors determined that Mr. Willis qualified as an “audit committee financial expert” as defined by applicable SEC rules and designated him as the Company’s audit committee financial expert. The Board has adopted a charter for the Audit Committee, which is available on the Company’s website at www.tuesdaymorning.com under “Investor Relations—Corporate Governance—Corporate Governance Documents.” The Audit Committee Charter is also available in print to any stockholder who requests a copy from the Secretary of the Company at 6250 LBJ Freeway, Dallas, Texas 75240.

Compensation Committee

The Compensation Committee has three members and met six times during the fiscal year ended June 30, 2020. The Compensation Committee is comprised solely of non‑employee directors, all of whom the Board has determined are independent pursuant to Nasdaq independence standards.

For the fiscal year ended June 30, 2020, the Compensation Committee was comprised of Sherry M. Smith, as Chair, Frank M. Hamlin and Barry S. Gluck. The Board adopted a charter for the Compensation Committee, which is available on the Company’s website at www.tuesdaymorning.com under “Investor Relations—Corporate Governance—Corporate Governance Documents.” The Compensation Committee Charter is also available in print to any stockholder who requests a copy from the Secretary of the Company at 6250 LBJ Freeway, Dallas, Texas 75240.

Nominating and Governance Committee

The Nominating and Governance Committee has four members and met four times during the fiscal year ended June 30, 2020. The Nominating and Governance Committee is comprised solely of non‑employee directors, all of whom the Board has determined are independent pursuant to Nasdaq independence standards.

The Nominating and Governance Committee is currently comprised of Terry Burman, as Chair, Richard S Willis, Barry S. Gluck and James T. Corcoran. The Board adopted a charter for the Nominating and Governance Committee, which is available on the Company’s website at www.tuesdaymorning.com under “Investor Relations—Corporate Governance—Corporate Governance Documents.” The Nominating and Governance Committee Charter is also available in print to any stockholder who requests a copy from the Secretary of the Company at 6250 LBJ Freeway, Dallas, Texas 75240.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our Common Stock to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates have been established by the SEC for the filing of these reports, and we are required to disclose in this statement any failure to file by these dates. The SEC’s rules require such persons to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on our review of these reports and on written representations from the reporting persons that no report was required, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred during the fiscal year ended June 30, 2020.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation of each of the NEOs for the fiscal year ended June 30, 2020 and 2019:

	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Steven R. Becker (5)	2020	$747,583	$600,000	$910,000	$—	$—	$—	$12,583	$2,270,166
President and Chief Executive Officer	2019	732,500	—	1,089,049	426,104	1,000,280	—	12,383	3,260,316
Stacie R. Shirley (6)	2020	424,166	810,000	97,501		—	—	12,248	1,343,915
Executive Vice President and Chief Financial Officer	2019	413,195	240,000	94,448	63,916	338,640	—	12,402	1,162,601
Trent E. Taylor (7)	2020	368,333	600,000	97,501		—	—	2,473	1,068,307
Chief Information Officer, Executive Vice	2019	358,333	150,000	94,448	63,916	293,760	—	2,473	962,930
President, Supply Chain and Inventory

(1)

Represents (i) payments made during fiscal 2020 under Retention Agreements executed during fiscal 2020 and fiscal 2018 and (ii) payments made during fiscal 2019 under Retention Agreements executed during fiscal 2018. See “Executive Retention Agreements” for additional information.

(2)

These columns represent the grant date fair value of the respective equity awards computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). The amounts reflect the probable outcome of performance conditions and market conditions as of the date of grant that affect the vesting of awards and exclude the impact of estimated forfeitures related to service‑based vesting conditions. Refer to note (1)(l) and note (6) to the Company’s consolidated financial statements herein for additional information on the valuation assumptions used in the calculation of grant date fair value for stock and option awards included in the Summary Compensation Table above. For additional information regarding stock and option awards to the NEOs, refer to the “Outstanding Equity Awards at 2020 Fiscal Year‑End” table. The actual value realized by any named executive officer from these awards may range from $0 to greater than the amounts reported, depending on the Company’s performance, the market value of our common stock and the officer’s number of additional years of service with the Company.

A portion of the amounts reflected under stock awards for fiscal 2020 for Mr. Becker includes the value of performance‑based restricted stock awards (assuming target level performance), with a value of $455,000 for Mr. Becker.  The value of these performance‑based restricted awards at the grant date assuming the highest level of performance was achieved is $910,000 for Mr. Becker.

(3)	Performance under the Company’s Annual Cash Incentive Plan for fiscal 2020 did not meet threshold payout levels. As a result, no amounts were paid under the Annual Cash Incentive Plan for fiscal 2020.
(4)	The amounts set forth in this column reflect the following for the fiscal year ended June 30, 2020:

	Matching Contributions (4-a)	Life Insurance (4-b)	Total
Steven R. Becker (5)	$11,400	$1,183	$12,583
Stacie R. Shirley (6)	11,065	1,183	12,248
Trent E. Taylor (7)	—	2,473	2,473

(4a)	Matching contributions allocated by the Company to each of the NEOs pursuant to the Company’s 401(k) Profit Sharing Plan available to all eligible employees.
(4b)	The value attributable to $300,000 of life insurance premiums (and imputed income) provided under the Company’s health benefit program available to all eligible employees.
(5)	Mr. Becker was appointed as Chief Executive Officer in December 2015 and was appointed as President in January 2017.
(6)

Ms. Shirley’s appointment as Executive Vice President, Chief Financial Officer and Treasurer was approved on December 17, 2015, and she began service in this position on January 18, 2016. She served as Treasurer until January 31, 2019.

(7)

Mr. Taylor was promoted to Chief Information Officer, Executive Vice President, Supply Chain and Inventory Management Officer on March 3, 2018. Prior to his promotion, Mr. Taylor held the position of Senior Vice President, Chief Information and Inventory Management Officer from June 2017 to March 2018. Mr. Taylor was promoted to Senior Vice President, Chief Information and Supply Chain Officer in January 2017.  On September 8, 2020, Mr. Taylor provided the Company with notice of his resignation as an officer of the Company, effective September 25, 2020.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreements or Arrangements

Employment Agreement with Mr. Becker

In connection with Mr. Becker’s appointment as Chief Executive Officer, the Company entered into an employment agreement with Mr. Becker on December 11, 2015, which was amended in May 2018. In the Becker Employment Agreement, Mr. Becker agreed to serve as Chief Executive Officer for an initial term which ended June 30, 2019. The initial term of employment automatically renews for successive one‑year periods unless either party provides notice of non‑renewal at least 90 days prior to the expiration of the then current employment term.  Mr. Becker’s Agreement has been renewed through June 30, 2021.

Under the Becker Employment Agreement, Mr. Becker is entitled to, among other things, an annual base salary of not less than $700,000. The base salary payable to Mr. Becker is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities. In addition, Mr. Becker also is eligible for annual equity grants under the 2014 Plan, with the actual amounts subject to the approval of the Board’s Compensation Committee. Mr. Becker also is eligible to earn an annual bonus each fiscal year under the Company’s Annual Cash Incentive Plan with a threshold opportunity equal to 25% of his base salary, a target opportunity equal to 100% of his base salary and a maximum opportunity equal to 200% of his base salary. No payments were made to Mr. Becker under the Company’s Annual Cash Incentive Plan for fiscal 2016, fiscal 2017, fiscal 2018 or fiscal 2020 as the    threshold performance levels for each fiscal year were not achieved. In fiscal 2019, a formulaic payment of $1,000,280 was earned.

In the Becker Employment Agreement, Mr. Becker has agreed to certain restrictive covenants during the employment term and for one year thereafter (or 18 months if Mr. Becker is terminated for any reason on or within 12 months following a change in control).

Under the Becker Employment Agreement, the amendment and the agreements governing Mr. Becker’s equity awards, Mr. Becker is entitled to certain severance benefits as discussed below under “Potential Payments upon Termination or Change of Control.”

Executive Retention Agreements

On May 1, 2018, the Compensation Committee, following consultation with its independent compensation consultant, also approved Retention Agreements with Stacie R. Shirley and Trent E. Taylor taking into account, among other things, the competitive pressures in the retail industry and competitive hiring pressures in the Dallas‑Fort Worth market. In exchange for each executive’s agreement to remain employed with the Company through December 31, 2019, the Company agreed to pay the following retention amounts to each executive who entered into a Retention Agreement, less all applicable payroll and other tax withholdings (the “Retention Payment”): $800,000 to Ms. Shirley, and $500,000 to Messr. Taylor. Each Retention Payment was payable in two installments: 30% of the Retention Payment was paid on the first regularly scheduled payroll date following January 1, 2019 (the “First Retention Date”), and the remaining 70% of the Retention Payment was paid on the first regularly scheduled payroll date following January 1, 2020 (the “Second Retention Date”), provided the executive has remained employed by the Company through each applicable retention date.

Under the terms of the Retention Agreements, in the event an executive received payment of all or a portion of the Retention Payment and subsequently violates any of the Retention Agreement’s restrictive covenants during the applicable restrictive covenant period (as set forth in the Retention Agreements), then the executive would have forfeited any unpaid portion of the Retention Payment and would have immediately repaid the full amount of the Retention Payment previously paid to the executive, less any taxes originally withheld by us from the payment.

Special Bonus Award

On May 22, 2020, the Compensation Committee, recognizing that it needed consistent, experienced strong leaders focused on assisting the Company with meeting the daily responses to the COVID 19 pandemic as well as to retain their services during the reopening process, the bankruptcy reorganization proceedings and beyond, and following consultation with its independent compensation consultants and bankruptcy advisors, granted a Special Bonus Award and entered into retention letters (the “Retention Letters”) with Mr.  Becker, Ms. Shirley and Mr. Taylor.  The Retention Letters provided for the payment on May 22, 2020 of retention awards in the following amounts: $600,000 to Mr. Becker; $250,000 to each of Ms. Shirley and Mr. Taylor.

Under the terms of each Retention Letter, 50% of the retention award will vest on February 1, 2021 (the “Time-Based Vesting Date”), and 50% of the retention award will vest on the earlier of (1) a sale of all or substantially all of the Company’s assets as a going concern in an event that constitutes a “change in control” under the Company’s 2014 Long-Term Incentive Plan or (2) in the event the Company files a plan of reorganization (and not a plan of liquidation), the date of confirmation by the applicable court of such plan of reorganization (the “Performance-Based Vesting Date”).  Under each Retention Letter, the applicable officer will be required to repay the portion of the retention award that has not yet vested within 10 days of the first to occur of the following: (1) with respect to 100% of such officer’s retention award, the termination of such officer’s employment by the Company for cause or such officer’s voluntary resignation; or (2) with respect to the portion of the retention award eligible to vest on the Performance-Based Vesting Date, a sale of assets or liquidation other than a sale of assets as a going concern.

Other Agreements

Except as disclosed above, the Company is not a party to other employment agreements with any other current or former NEOs identified in the Summary Compensation Table other than at‑will employment arrangements. Named executive officers are participants in the Severance Plan as discussed further below under “Potential Payments Upon Termination or Change in Control.”

The Company has entered into indemnification agreements with each named executive officer, each in a form approved by the Board and previously disclosed by the Company. The Company has also entered into a form of the indemnification agreement with each of its directors. The Board has further authorized the Company to enter into the form of indemnification agreement with future directors and executive officers of the Company and other persons or categories of persons that may be designated from time to time by the Board. The indemnification agreement supplements and clarifies existing indemnification provisions of the Company’s Certificate of Incorporation and Bylaws and, in general, provides for indemnification to the fullest extent permitted by law, subject to the terms and conditions provided in the indemnification agreement. The indemnification agreement also establishes processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.

Awards under Equity Plans

The equity award granted to the NEOs during fiscal 2020 were made as part of the annual LTI grant process. Such awards require that the named executive officer remain employed by the Company until the respective dates listed in the table (or provide consulting services if no longer employed by the Company) and, in the case of performance-based awards, that certain performance metrics be achieved, in each case, subject to the acceleration of vesting in certain circumstances described below under “Potential Payments upon Termination of Change of Control.”

OUTSTANDING EQUITY AWARDS AT FISCAL 2020 YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares, Units or Other Rights that Have Not Vested (1)
Steven R. Becker	10,000	—	—	$4.22	7/1/22		—		$—	—		$—
	295,508	—	—	5.64	2/2/26
	186,288	62,096	—	6.71	9/1/26	(2)
	124,193	124,192	—	2.45	9/19/27	(3)
	62,097	186,188	—	3.25	9/26/28	(4)
							173,078	(5)	27,693
							277,439	(6)	44,390
										104,322	(7)	16,692
										277,439	(8)	44,390
Stacie R. Shirley	80,593	—	—	5.64	2/2/26
	16,208	5,402	—	6.71	9/1/26	(2)
	18,629	18,629	—	2.45	9/19/27	(3)
	9,315	27,943	—	3.25	9/26/28	(4)
							2,269	(9)	363
							7,824	(10)	1,252
							11,736	(11)	1,878
							59,451	(6)	9,512
										13,413	(12)	2,146
Trent E. Taylor	22,615	—	—	6.58	5/16/26
	18,629	18,629	—	3.95	3/26/28	(13)
	4,391	1,464	—	6.71	9/1/26	(2)
	8,871	8,871	—	2.45	9/19/27	(3)
	9,315	27,943	—	3.25	9/26/28	(4)
							7,824	(14)	4,010
							538	(9)	86
							3,260	(10)	1,252
							11,736	(11)	1,878
							59,451	(6)	9,512
										13,413	(12)	2,146

The following table sets forth certain information with respect of the stock awards held by NEOs as of June 30, 2020.

(1)	Market value was determined using the closing price of Common Stock of $0.16, which was the closing price as reported on June 30, 2020.
(2)	These options vest in four equal annual installments, of which 75% having vested through September 1, 2019, and the remaining portion vesting September 1, 2020.
(3)	These options vest in four equal annual installments, with 50% having vested through September 19, 2019, and the remaining portion vesting on September 19, 2020 and September 19, 2021.
(4)

These options vest in four equal annual installments, of which 25% having vested through September 26, 2019, and the remaining portions vesting on September 26, 2020, September 26, 2021 and September 26, 2022.

(5)

These time‑vesting restricted stock units granted on September 26, 2018 vest in four equal annual installments, with 25% having vested through September 26, 2019, and the remaining portions vesting on September 26, 2020, September 26, 2021 and September 26, 2022.

(6)	These restricted stock shares granted on September 10, 2019 vest in four equal annual installments on September 10, 2020, September 10, 2021, September 10, 2022 and September 10, 2023.
(7)

These performance‑based restricted stock shares granted on September 26, 2018 will be measured on June 30, 2021 and will vest in September 2021, subject to certain performance conditions. These figures do not include an additional 104,322 shares that would vest if maximum performance levels are achieved because the threshold level of performance has not been achieved during the performance period.

(8)

These performance‑based restricted stock shares granted on September 10, 2019 will be measured on June 30, 2022 and will vest in September 2022, subject to certain performance conditions. These figures do not include an additional 277,439 shares that would vest if maximum performance levels are achieved because the threshold level of performance has not been achieved during the performance period.

(9)

These restricted stock shares granted on September 1, 2016 vest in four equal annual installments, of which 75% of the shares having vested through September 1, 2019 and the remaining portion vesting on September 1, 2020.

(10)

These restricted stock shares granted on September 19, 2017 vest in four equal annual installments, of which 50% of the shares having vested through September 19, 2019, and the remaining portion vesting on September 19, 2020 and September 19, 2021.

(11)

These restricted stock shares granted on September 26, 2018 vest in four equal annual installments, of which 25% of the shares having vested through September 26, 2019, and the remaining portion vesting on September 26, 2020, September 26, 2021 and September 26, 2022.

(12)

These performance‑based restricted stock shares granted on September 26, 2018 will be measured on June 30, 2021 and will vest in September 2021, subject to certain performance conditions. These figures do not include additional shares (13,413 shares for each of Mr. Taylor and Ms. Shirley) that would vest if maximum performance levels are achieved because the threshold level of performance has not been achieved during the performance period.

(13)	These options vest in four equal annual installments, with 50% having vested through March 26, 2020, and the remaining portion vesting on March 26, 2021 and March 26, 2022.
(14)

These restricted stock shares granted on March 26, 2018 vest in four equal installments, with 50% having vested through March 26, 2020, and the remaining portion vesting on March 26, 2021 and March 26, 2022.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation payable to each of the NEOs of the Company in the event of termination of such executive’s employment or upon a change of control of the Company. The amount of compensation payable to each named executive officer upon voluntary termination, involuntary termination without cause, involuntary termination with cause, retirement, in the event of the executive’s death or disability and in connection with a change of control is shown below. Amounts for awards granted pursuant to the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan 2008 (the “2008 Plan”) and the 2014 Plan are calculated for purposes of the tables below, in the case of restricted stock, based on the closing price of Common Stock as of June 30, 2020 ($0.16). Since the market price as of June 30, 2020 is below the exercise price of all outstanding stock options, no amounts are shown with respect to stock options.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, he or she is generally entitled to receive amounts earned during his or her term of employment. Such amounts include:

•

any accrued, unpaid base salary through the date of termination, any payments or benefits under employee benefit plans in which the executive participates on the date of termination and any unreimbursed expenses; and

•	awards granted pursuant to the 2008 Plan and the 2014 Plan (as amended), to the extent vested or exercisable, except in the case of certain terminations for “cause” as discussed below.

Long‑Term Incentive Plans

Under the terms of the 2008 Plan and the 2014 Plan (as amended) (and any related award agreements thereunder), upon an executive’s voluntary termination or involuntary termination without “cause,” all of the executive’s options that were exercisable on the date of such termination remain exercisable for a period of 90 days after the date of such termination (but no later than the original expiration date of the options); provided that the executive does not violate any applicable non‑compete provisions pursuant to such executive’s employment arrangement during such period, subject to certain exceptions, and all options that were not exercisable on such date will be forfeited.

Under the terms of the 2008 Plan and the 2014 Plan (as amended) (and any related award agreements thereunder), upon an executive’s voluntary termination or involuntary termination for any reason (other than death, disability, retirement or in connection with a “change in control”), all unvested shares of restricted stock will be forfeited, provided that certain awards may continue to vest if the former executive serves as a director or consultant to the Company.

The award agreements under the 2008 Plan (for awards granted before February 18, 2014) generally define “cause” to mean (i) the commission of a felony or a crime involving moral turpitude or any other act or omission involving dishonesty, disloyalty or fraud, (ii) conduct tending to bring the Company into public disgrace, (iii) substantial and repeated failure to perform duties properly assigned to the executive, (iv) gross negligence or willful misconduct, or (v) breach of duty of loyalty or other act of fraud or dishonesty. During fiscal 2014, we adopted amended forms of award agreements for awards under the 2008 Plan, effective for awards granted under the plan on or after such date, under which “cause” is defined to mean (i) commission of fraud, embezzlement, theft, felony or an act of dishonesty in the course of the executive’s employment which damaged the Company, (ii) disclosure of trade secrets of the Company, or (iii) violated the terms of any non‑competition, non‑disclosure or similar agreement to which the executive is a party. Award agreements under the 2014 Plan define “cause” to mean the same as such term is defined under the amended forms of award agreements for the 2008 Plan.

The 2008 Plan also defines “cause” more broadly with respect to general provisions relating to forfeiture or recoupment of awards, whether exercised or unexercised or vested or unvested. If the committee administering the 2008 Plan finds that a holder of an award granted under the 2008 Plan, (i) committed fraud, embezzlement, theft, felony, a crime involving moral turpitude or an act of dishonesty in the course of his or her employment which damaged the Company, (ii) disclosed trade secrets of the Company, (iii) violated the terms of any non‑competition, non‑disclosure or similar agreement, (iv) knowingly caused or assisted in causing the publicly released financial statements of the Company to be misstated, (v) substantially and repeatedly failed to perform the duties of such executive’s office, (vi) committed gross negligence or willful misconduct, (vii) materially breached such executive’s employment agreement, (viii) failed to correct or otherwise rectify any failure to comply with reasonable instruction from the Company that could materially or adversely affect the Company, (ix) willfully engaged in conduct materially injurious to the Company, (x) harassed or discriminated against the Company’s employees, customers or vendors, (xi) misappropriated funds or assets, (xii) willfully violated Company policies or standards of business conduct, (xiii) failed to maintain specified immigration status, or (xiv) knowingly caused or assisted in causing the Company to engage in criminal misconduct, then some or all awards awarded to such holder, and all net proceeds realized with respect to any such awards, will be forfeited to the Company as determined by the committee. The committee may also specify in an award agreement that the rights, payments, and benefits of a holder of an award granted under the 2008 Plan with respect to such award will be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of certain specified events, in addition to any otherwise applicable vesting or performance conditions of an award.

Under the terms of the 2008 Plan and the 2014 Plan (as amended) (and any related award agreements thereunder), upon an executive’s involuntary termination for “cause,” all of the executive’s options will be forfeited immediately upon termination, whether or not then exercisable.

Annual Cash Incentive Plan

Under the terms of the Annual Cash Incentive Plan, if a participating executive’s employment is terminated voluntarily for any reason, or is terminated by the Company for any reason other than death or disability, during a performance period, the participating executive will immediately forfeit any right to receive any incentive cash bonus for such performance period. If the termination occurs after the end of the performance period, but prior to the date of actual payment for such performance period, the committee administering the Annual Cash Incentive Plan may pay the terminated executive an amount not to exceed the amount of incentive cash bonus earned for such performance period.

Severance Plan

Pursuant to the Severance Plan, in the event an Eligible Executive’s employment is terminated by us without “cause” (as each such term is defined in the Severance Plan) at any time during the Severance Plan’s term or by an Eligible Executive for “good reason”, but only if such termination by the Eligible Executive for good reason occurs within 18 months following the closing date of a change in control, the Eligible Executive will be eligible to receive the following:

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

•

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

•

Benefits Continuation Payments: Provided the Eligible Executive timely elects to continue in our group health plan pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), monthly payments equal to the employer‑portion of health insurance premiums for our active employees for up to the number of months the Eligible Executive’s severance benefits described above are payable (or, if earlier, until such Eligible Executive’s COBRA coverage terminates for any reason), and provided further that the Eligible Executive timely returns a validly executed, irrevocable release of claims as described above. Benefits continuation payments will commence on the same date as the severance benefits described above commence.

•

Outplacement Benefits: Outplacement services provided by an outplacement firm selected by us for up to six months, provided the Eligible Executive timely returns a validly executed, irrevocable release of claims as described above.

No benefits will be payable pursuant to the Severance Plan to an Eligible Executive for any termination of his or her employment other than by us without cause or by the Eligible Executive for good reason during the Change in Control Period (e.g., termination due to the Eligible Executive’s death, disability, voluntary resignation without good reason, retirement, etc.). In addition, if an Eligible Executive is party to a severance agreement with us on the date his or her employment with us ends, the Eligible Executive will not be eligible for benefits under the Severance Plan if such benefits would be duplicative of any benefits he or she is eligible to receive pursuant to the terms of his or her severance agreement, and an Eligible Executive will cease receiving any benefits under the Severance Plan if he or she fails to comply with any written agreement in effect between the Eligible Executive and us (or any of our subsidiaries) that contains non‑competition, non‑solicitation, or confidentiality provisions.

Offer Letters

In connection with Ms. Shirley’s appointment as Executive Vice President, Chief Financial Officer and Treasurer, the Company agreed to certain employment arrangements with Ms. Shirley on December 17, 2015 pursuant to an offer letter from the Company. Ms. Shirley’s offer letter provides that in the event of an involuntary termination of her employment, Ms. Shirley will be entitled to receive a severance payment equal to her annual base salary as well as health benefits paid by the Company for 12 months in exchange for an executed severance agreement and release of claims.

Special Incentive Payment

Pursuant to a Retention Letter, the Company awarded a one-time cash bonus award, paid on May 22, 2020 to the NEOs ($600,000 to Mr. Becker, $250,000 to each Ms. Shirley and Mr. Taylor) subject to the certain terms and conditions, including certain repayment obligations as a retentive tool to ensure business continuity during the company restructuring.

Under the terms of each Retention Letter, 50% of the retention award will vest on February 1, 2021 (the “Time-Based Vesting Date”), and 50% of the retention award will vest on the earlier of (1) a sale of all or substantially all of the Company’s assets as a going concern in an event that constitutes a “change in control” under the Company’s 2014 Long-Term Incentive Plan or (2) in the event the Company files a plan of reorganization (and not a plan of liquidation), the date of confirmation by the applicable court of such plan of reorganization (the “Performance-Based Vesting Date”).  Under each Retention Letter, the applicable officer will be required to repay the portion of the retention award that has not yet vested within 10 days of the first to occur of the following: (1) with respect to 100% of such officer’s retention award, the termination of such officer’s employment by the Company for cause or such officer’s voluntary resignation; or (2) with respect to the portion of the retention award eligible to vest on the Performance-Based Vesting Date, a sale of assets or liquidation other than a sale of assets as a going concern.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer (in addition to the items identified above under “Payments Made Upon Termination”), under the terms of the 2008 Plan and the 2014 Plan (as amended), all of the executive’s options that were exercisable on the date of such retirement remain exercisable for a period of up to three years after the date of such retirement (but no later than the original expiration date of the options); provided that the executive does not compete against the Company (as defined in the applicable plan or award agreement) during such period, subject to certain exceptions, and all options that were not exercisable on such date will be forfeited, provided that certain awards may continue to vest if the former executive serves as a director or consultant to the Company. Upon the executive’s retirement, all unvested shares of restricted stock awarded under the 2008 Plan and the 2014 Plan (as amended) will be forfeited, provided that certain awards may continue to vest if the former executive serves as a director or consultant to the Company. The 2008 Plan generally defines “retirement” to mean the same as such term is defined under any Company pension plan or retirement program or as otherwise approved by the committee administering the plan. The 2014 Plan defines “retirement” to mean an executive’s termination of service solely due to retirement upon or after the attainment of age 65.

No benefits will be payable pursuant to the Severance Plan to an Eligible Executive for any termination due to retirement, and no payments will be required under the Retention Agreements due to retirement.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer (in addition to the items identified above under “Payments Made Upon Termination”) the named executive officer would receive payments under the Company’s disability or life insurance plan, as appropriate. Under the terms of the 2008 Plan (and related award agreements thereunder) (for awards granted before February 18, 2014), upon an executive’s death or disability, all of the executive’s options that were exercisable on the date of death or disability remain exercisable for a period of one year after such date (but no later than the original expiration date of the options), all options that were not exercisable on such date will be forfeited and all unvested shares of restricted stock will vest. During fiscal 2014, the Company adopted amended forms of award agreements for awards under the 2008 Plan, effective for awards granted under the plans on or after such date, under which, upon an executive’s death or disability, all of the executive’s unvested options will vest and become exercisable on the date of death or disability, all options will remain exercisable for a period of one year after such date (but no later than the original expiration date of the options), and all unvested shares of restricted stock will vest. Award agreements for awards under the 2014 Plan include provisions consistent with those in the amended forms of award agreements under the 2008 Plan with respect to accelerated vesting of equity awards upon an executive’s death or disability.

The 2008 Plan defines “disability” to mean, (i) in the case of an award that is exempt from Code Section 409A, a disability that would entitle the executive to disability payments under any Company disability plan, or in the absence of such plan (or coverage thereunder), a permanent and total disability as defined in Code Section 22(e)(3), and (ii) in the case of an award subject to Code Section 409A, (A) the executive is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (B) the executive is, by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under a Company accident and health plan. The 2014 Plan defines “disability” to mean, (i) in the case of an award (other than an incentive stock option) that is exempt from Code Section 409A, a disability that would entitle the executive to disability payments under any Company disability plan or insurance policy, or in the absence of such plan or policy (or eligibility thereunder), that the executive, because of a physical or mental condition resulting from bodily injury, disease or mental disorder, is unable to perform his or her duties of employment for a period of six continuous months, as determined in good faith by the committee administering the plan, based upon medical reports or other evidence satisfactory to such committee, (ii) in the case of an incentive stock option, a total and permanent disability as defined under the rules governing such awards under the Code, and (iii) in the case of an award subject to Code Section 409A, a disability as defined under Code Section 409A and the regulations or other guidance issued thereunder (in lieu of the definition of disability for awards exempt from Code Section 409A to the extent necessary to comply with Code Section 409A).

Annual Cash Incentive Plan

Under the terms of the Annual Cash Incentive Plan, if a participating executive’s employment is terminated due to death or disability during a performance period, the committee administering the Annual Cash Incentive Plan may, in its discretion, pay the executive a pro rata portion of incentive cash bonus that would have been earned by the executive, if the executive had remained employed, based on the number of days worked during the performance period. The Annual Cash Incentive Plan defines “disability” to mean any disability that would entitle the executive to disability payments under the Company’s disability plan or insurance policy; or, if no such plan or policy is then in existence or if the executive is not entitled to participate in such plan or policy, a physical or mental condition resulting from bodily injury, disease or mental disorder that prevents the executive from performing his or her duties for a period of six continuous months, as determined in good faith by the committee administering the Annual Cash Incentive Plan, based upon medical reports or other evidence satisfactory to the committee. However, if the incentive cash bonus award is subject to Code Section 409A, then the term “disability” will have the meaning given such term under Code Section 409A.

Executive Severance Plan

Under the terms of the Severance Plan, no benefits will be payable if the participant’s employment is terminated due to death or disability.

Payments Made Upon Change of Control

Long‑Term Incentive Plans

Under the terms of all awards issued under the 2008 Plan, and all awards issued under the 2014 Plan prior to November 16, 2016, immediately prior to a change of control, all stock options and stock awards held by the named executive officer automatically vest and become exercisable.

Generally, a change of control is deemed to occur under the 2008 Plan and the 2014 Plan if:

(a)

any “person” or “group” other than an “exempt person” (as defined in such plan), is or becomes the “beneficial owner” (as such terms are defined in the Exchange Act and the rules thereunder), of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; or

(b)

the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation where the Company is the surviving entity or which do not affect the Company’s corporate existence and, in the case of awards under the 2008 Plan and the 2014 Plan, the transaction is actually consummated; or

(c)

the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets, other than a sale to an exempt person.

In addition, a change of control is deemed to occur under the 2008 Plan and the 2014 Plan if the individuals who are the incumbent directors (as determined under such plan) cease for any reason to constitute a majority of the members of the Board.

On November 16, 2016, the 2014 Plan was amended to provide that all future awards will not automatically vest upon a change of control. All future awards will vest if a participant’s employment is terminated without “cause” or the participant terminates his or her employment for “good reason” at any time within the two year period following the change of control.

Severance Plan

See “Potential Payments Made Upon Termination or Change in Control—Payments Made Upon Termination—Severance Plan” above for information regarding severance payments required under the Severance Plan in the event an Eligible Executive’s employment is terminated by the Company without “cause” at any time during the Severance Plan’s term or by an Eligible Executive for “good reason”, but only if such termination by the Eligible Executive for good reason occurs within 18 months following the closing date of a “change in control” (as each such term is defined in the Severance Plan).

Steven R. Becker

Under the Becker Employment Agreement, in the event Mr. Becker terminates his employment without “good reason,” or the Company terminates his employment for “cause,” Mr. Becker would only be entitled to the compensation identified above in the first paragraph under “Payments Made Upon Termination.”

In the event Mr. Becker terminates his employment with “good reason,” or the Company terminates his employment without “cause,” prior to a “change in control” or more than 12 months thereafter (in addition to the items identified above under “Payments Made Upon Termination”), Mr. Becker would be entitled to: (i) 12 months base salary, paid in installments; (ii) his incentive cash bonus earned under the Company’s Annual Cash Incentive Plan for the fiscal year prior to the year of termination but not yet paid as of the date of termination; and (iii) an amount equal to one times his annual bonus for such year at the target performance level for the fiscal year in which the termination occurred, if he had remained employed during the entire performance period, payable at the same time as the bonus would otherwise be payable. Mr. Becker would also forfeit any unvested options (including any options included in the initial grant under the agreement), and any vested options would remain exercisable until the earlier of (x) one year following his termination of all service with the Company (both as an employee and member of the Board) (or, if later, one year from the end of the performance period for the performance‑based options in the initial grant under the agreement) or (y) expiration of the option’s term.

In the event Mr. Becker terminates his employment with “good reason,” or the Company terminates his employment without “cause,” on or within 12 months after a “change in control” (in addition to the items identified above under “Payments Made Upon Termination”), Mr. Becker would be entitled to: (i) 18 months base salary, paid in installments; (ii) his incentive cash bonus earned under the Company’s Annual Cash Incentive Plan for the fiscal year prior to the year of termination but not yet paid as of the date of termination; and (iii) 1.5 times his target annual bonus payable at the same time as the bonus would otherwise be payable. In addition, all unvested time‑based options held by Mr. Becker (including any time‑based options included in the initial grant under the agreement) would immediately vest and all unvested performance‑based options held by Mr. Becker (including any performance‑based options included in the initial grant under the agreement, if still outstanding) would remain eligible to vest based upon achievement of performance goals in accordance with the terms of the applicable award agreement (pro‑rated based on actual days of employment (provided that for Mr. Becker’s initial grant of performance‑based options under the agreement, if termination of employment occurs after December 11, 2018, no proration would occur)). All vested options will have the same post‑termination exercise period as described in the immediately preceding paragraph.

In the event of Mr. Becker’s termination upon the Company’s non‑renewal of the Becker Employment Agreement, such termination would be treated as a termination without “cause” other than in connection with a “change in control” and Mr. Becker would be entitled to the same benefits and payments described above with respect to his termination without “cause.”

In the Becker Employment Agreement, Mr. Becker has agreed to certain restrictive covenants during the employment term and for one year thereafter (or 18 months if Mr. Becker is terminated for any reason on or within 12 months following a “change in control”).

The Becker Employment Agreement defines “cause” to mean: (i) an act of theft, embezzlement, fraud or dishonesty; (ii) any willful misconduct or gross negligence; (iii) any violation of fiduciary duties; (iv) conviction of, or pleading nolo contendere or guilty to, a felony or misdemeanor that may cause damage to the Company or its reputation; (v) an uncured, material violation of the Company’s written policies, standards or guidelines; (vi) an uncured, willful failure or refusal to satisfactorily perform duties or responsibilities; and (vii) an uncured, material breach by Mr. Becker of the employment agreement or any other agreement with the Company. The employment agreement defines “good reason” to mean: (w) a material reduction by the Company of Mr. Becker’s base salary or target bonus opportunity as a percentage of his base salary, without his consent; (x) an uncured, material breach by the Company of the employment agreement; (y) the Company’s relocation of its principal executive offices, or requirement that Mr. Becker have his principal work location change which results in his principal work location being changed to a location in excess of 50 miles from the location of the Company’s current principal executive offices, in each case, without Mr. Becker’s consent; or (z) the failure by a successor to all or substantially all of the Company’s assets to assume the employment agreement either contractually or by operation of law. The employment agreement defines a “change in control” to mean a change in control under the 2014 Plan.

The following table shows the potential payments upon termination or change of control of the Company for Mr. Becker, as of the fiscal year ended June 30, 2020.

	Termination Without Good Reason or Involuntary Termination with Cause	Termination With Good Reason or Involuntary Termination Without Cause Without Change in Control	Termination With Good Reason or Involuntary Termination Without Cause With Change in Control		Disability		Death
Short Term Incentive:	$—	$—	$—		$—		$—
Annual Cash Incentive	—	—	—		—		—
Long-Term Incentive	—	—	—		—		—
Stock Options	—	—	—		—		—
Restricted Stock Awards			77,780	(1)	77,780	(1)	77,780	(1)
Benefits & Perquisites:	—	—	—		—		—
Health & Welfare Benefits	—	—	—		—		—
Life Insurance Proceeds	—						300,000
Cash Severance	—	1,500,000	2,250,000		—		—
Total	$—	$1,500,000	$2,327,780		$77,780		$377,780

(1)	Assumes that performance conditions for awards are met following termination.

Stacie R. Shirley

The following table shows the potential payments upon termination or change of control of the Company for Ms. Shirley, the Company’s Chief Financial Officer, as of the fiscal year ended June 30, 2020.

	Voluntary Termination	Involuntary Termination Without Cause	Change in Control (1)	Voluntary Termination or With Good Reason or Without Cause with Change in Control	Death	Disability
Short Term Incentive:	$—	$—	$—	$—	$—	$—
Annual Cash Incentive	—	—	—	—	—	—
Long-Term Incentive	—	—	—	—	—	—
Stock Options	—	—	—	—	—	—
Restricted Stock Awards			363	17,297	17,297	17,297
Benefits & Perquisites:	—	—	—	—	—	—
Health & Welfare Benefits	—	12,825	—	19,237	—	—
Life Insurance Proceeds	—	—	—	—	300,000	—
Outplacement Amounts	—	4,000		4,000
Cash Severance	—	—	—	—	—	—
Severance (2)	—	639,000	—	852,000	—	—
Retention (2)	—	—	—	—	—	—
Total	$—	$655,825	$363	$892,534	$317,297	$17,297

(1)	For awards issued prior to November 16, 2016, immediately prior to change in control, awards held by the named executive officer will automatically vest and become exercisable.
(2)

Payments triggered by termination of the executive will not be payable unless the executive (or the executive’s successors or assigns) has executed and timely delivered to the Company a release of claims in the form as is reasonably satisfactory to the Company and any applicable revocation periods have expired.

Trent E. Taylor

The following table shows the potential payments upon termination or change of control of the Company for Mr. Taylor, the Company’s CIO and Executive Vice President, Supply Chain and Inventory Management, as of the fiscal year ended June 30, 2020

	Voluntary Termination	Involuntary Termination Without Cause	Change in Control (1)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause with Change in Control	Death	Disability
Short Term Incentive:	$—	$—	$—	$—	$—	$—
Annual Cash Incentive	—	—	—	—	—	—
Long-Term Incentive
Stock Options	—	—	—	—	—	—
Restricted Stock Awards	—		86	18,287	18,287	18,287
Benefits & Perquisites:		—	—	—	—	—
Health & Welfare Benefits	—	14,374	—	21,561	—	—
Life Insurance Proceeds	—		—	—	300,000	—
Outplacement Amounts	—	4,000	—	4,000	—
Cash Severance		—
Severance (2)	—	555,000	—	740,000	—	—
Retention (2)	—		—	—	—	—
Total	$—	$573,374	$86	$783,848	$318,287	$18,287

(1)	For awards issued prior to November 16, 2016, immediately prior to change in control, awards held by the named executive officer will automatically vest and become exercisable.

(2)

Payments triggered by termination of the executive will not be payable unless the executive (or the executive’s successors or assigns) has executed and timely delivered to the Company a release of claims in the form as is reasonably satisfactory to the Company and any applicable revocation periods have expired.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid to each non‑employee director of the Company for the fiscal year ended June 30, 2020.

	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Option Awards	Non- Equity Incentive Plan	Change Pension Value and Non- Qualified Deferred Earnings	All Other Compensation	Total
Terry Burman	$140,625	$91,000	$—	$—	$—	$—	$231,625
James T. Corcoran	76,875	52,000	—	—	—	—	128,875
Barry S. Gluck	74,375	52,000	—	—	—	—	126,375
Frank M. Hamlin	77,500	52,000	—	—	—	—	129,500
Reuben E. Slone (4)	70,000	52,000	—	—	—	—	122,000
Sherry M. Smith	82,500	52,000	—	—	—	—	134,500
Richard S Willis	96,875	52,000	—	—	—	—	148,875

(1)	This column includes annual cash retainers for board and committee service, committee chair service and, in the case of Mr. Burman, independent Chairman service.
(2)

This column represents the grant date fair value of the respective equity awards computed in accordance with FASB ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service‑based vesting conditions. Refer to note (1)(l) and note (6) herein for additional information on the valuation assumptions used in the calculation of grant date fair value for stock awards included in the table. The value of the stock awards is calculated using the closing price of the Common Stock on the date the awards were made to each director. The closing stock price represents the grant date fair value of the stock awards under the 2014 Plan (as amended).

(3)

On November 20, 2019, the Company granted each director 32,912 shares of restricted stock under the 2014 Plan having a grant date fair value of $52,000 all of which are scheduled to vest on November 20, 2020. In addition, on November 20, 2019, the Company granted Mr. Burman 24,684 shares of restricted stock under the 2014 Plan having a grant date fair value of $39,000, all of which are scheduled to vest on November 20, 2020. This represented a special restricted stock grant in connection with his service as independent Chairman of the Board.

(4)	Mr. Slone was elected to serve as a director of the Company effective as of June 1, 2019.

The non‑employee directors had the following outstanding equity awards at the end of the 2020 fiscal year.

	Number of Outstanding Options Exercisable	Number of Outstanding Options Unexercisable	Compensation Unvested Stock Award
Terry Burman	20,000	—	$57,596
James T. Corcoran	—	—	32,912
Barry S. Gluck	—	—	32,912
Frank M. Hamlin	—	—	32,912
Reuben E. Slone	—	—	32,912
Sherry M. Smith	—	—	32,912
Richard S Willis	20,000	—	32,912

In September 2019, the Company adopted the following compensation program for non‑employee directors (the “Director Compensation Plan”):

	Board Fee	Audit Committee Fee	Compensation Committee Fee	Nominating and Governance Committee Fee
Annual Retainer	$60,000	$10,000	$7,500	$7,500
Annual Chairman Fee	65,000	20,000	15,000	10,000
Annual Restricted Stock Grant - Value	80,000	—	—	—
Annual Chair Restricted Stock Grant - Value	60,000	—	—	—

*	As discussed above, the grant date fair value of the awards granted in fiscal year 2020 was $52,000.

Under the Director Compensation Plan, non‑employee directors receive reimbursement for their out‑of‑pocket expenses incurred in attending Board and committee meetings and the standard 20% discount on merchandise purchases that is provided to all of our employees.

As an employee of the Company, Mr. Becker does not receive any additional compensation in connection with his service as a member of the Board of Directors of the Company.

For fiscal 2020, the Compensation Committee chose to use the same modifier applied to the full market value of the awards given to employee LTI-eligible participants.  As a result, the grant date fair values of the fiscal 2020 awards granted to each director were significantly less than the approved market-based equity compensation level.  These awards of restricted stock vest one year from grant date.  If the director begins service on or prior to July 31 during the first year of service, the director will receive a full year grant of LTI equity.  If the director begins service after July 31 during the first year of service, the director will receive one-half of the flat share amount of a restricted stock award.  The Company expects to return to making grants at the standard annual grant value of $80,000 in the near future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under equity compensation plans approved by stockholders as of the fiscal year ended June 30, 2020. We do not have any equity compensation plans that were not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (thousands)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column) (thousands)
Equity Compensation Plans Approved by Security Holders	2,695	$5.33	2,837
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,695	$5.33	2,837

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the Common Stock outstanding on June 30, 2020 (based upon SEC filings), (2) each of our directors, (3) each of our NEOs and (4) all of our directors and executive officers as a group. The Company has determined beneficial ownership in accordance with the rules and regulations of the SEC. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Except as described in the footnotes below, beneficial ownership was determined as of June 30, 2020.  On June 30, 2020, there were 47,340,652 shares of Common Stock outstanding.

	Shares Beneficially Owned
	Number	Percent
Delta Value Group LLC. (1)	3,848,385	8.1%
902 Broadway, 6th Floor
New York, New York 10010
Steven R. Becker (2)	2,789,007	5.9%
Terry Burman (3)	426,328	*
James T. Corcoran (4)	427,880	*
Barry S. Gluck (5)	96,580	*
Frank M. Hamlin (6)	100,675	*
Reuben E. Slone (7)	110,996	*
Sherry M. Smith (8)	92,825	*
Richard S. Willis (9)	123,048	*
Stacie R. Shirley (10)	312,252	*
Trent E Taylor (11)	198,923	*
All directors and executive officers as a group (12 persons)	5,154,341	10.8%

*	Denotes ownership of less than 1.0%.
(1)	Based on information set forth in the Schedule 13D filed with the SEC on February 13, 2020 by Delta Value Group LLC, (“DVG”) has the sole power to vote 3,848,385 shares of Common Stock.
(2)

Represents 1,069,960 shares of Common Stock held directly, 678,086 shares that may be acquired upon the exercise of options that are currently exercisable, 277,439 unvested shares of time‑vesting restricted stock and 763,522 unvested shares of performance‑based restricted stock. Shares of Common Stock held directly include shares held by Western Family Value I, L.P. (“WFV I”). Western Family Value, LLC (“WFV”) is the general partner of WFV I and may be deemed to beneficially own securities owned by WFV I. Mr. Becker is the sole member of WFV and may be deemed to beneficially own securities owned by WFV. Mr. Becker disclaims beneficial ownership of the securities owned by WFV I and WFV, except to the extent of the pecuniary interest of Mr. Becker in such securities.

(3)	Represents 348,732 shares of Common Stock held directly, 20,000 shares that may be acquired upon the exercise of options that are currently exercisable and 57,596 unvested shares of restricted stock.
(4)

Represents 91,168 shares of Common Stock held directly and 32,912 unvested shares of restricted stock. Also represents 303,800 shares of Common Stock held by PMCP I, LP. James T. Corcoran is the sole member of PMCP GP, LLC, which is the General Partner of PMCP I, LP, and therefore may be deemed to be the beneficial owner of all shares held directly by PMCP I, LP. Mr. Corcoran expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)	Represents 63,668 shares of Common Stock held directly and 32,912 unvested shares of restricted stock.
(6)	Represents 67,763 shares of Common Stock held directly and 32,912 unvested shares of restricted stock.
(7)	Represents 78,084 shares of Common Stock held directly and 32,912 unvested shares of restricted stock.

(8)	Represents 59,913 shares of Common Stock held directly and 32,912 unvested shares of restricted stock.
(9)	Represents 70,136 shares of Common Stock held directly, 20,000 shares that may be acquired upon the exercise of options that are currently exercisable and 32,912 unvested shares of restricted stock.
(10)

Represents 79,401 shares of Common Stock held directly, 124,745 shares that may be acquired upon the exercise of options that are currently exercisable, 81,280 unvested shares of time‑vesting restricted stock and 26,826 unvested shares of performance‑based restricted stock.

(11)

Represents 25,467 shares of Common Stock held directly, 63,821 shares that may be acquired upon the exercise of options that are currently exercisable, 82,809 unvested shares of time‑vesting restricted stock and 26,826 unvested shares of performance‑based restricted stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has evaluated the independence of the Company’s directors under the independence standards promulgated by Nasdaq.  For a director to be considered independent under these standards, the Board must determine that the director does not have any direct or indirect material relationship with the Company which would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Based on the independence standards prescribed by Nasdaq, our Board has affirmatively determined that seven of the eight current directors are independent. Mr. Becker is not independent due to his relationship with the Company as Chief Executive Officer.

Policy and Procedures with Respect to Related Party Transactions

The Company has adopted a written policy governing the review, approval or ratification of “Related Party Transactions,” as described below (the “Policy”).

Related Party Transactions

For the purposes of the Policy, a “Related Party Transaction” is a transaction or any material amendment to a transaction, including, but not limited to, any financial transaction, agreement, arrangement or relationship (including any indebtedness of guarantee of indebtedness), or any series of similar transactions, agreements, arrangements or relationships, in which the Company was, is or will be a participant, and the amount involved exceeds $120,000, and in which any Related Party had, has or will have a direct or indirect material interest (subject to certain exceptions).

For purposes of the Policy, a “Related Party” is: (i) any person who is, or at any time since the beginning of the Company’s last fiscal year was, an executive officer, a director, or a nominee for director of the Company; (ii) any person who, at the time of the occurrence or existence of the Related Party Transaction, is the beneficial owner of more than 5% of any class of the Company’s voting securities; or (iii) any “immediate family member” (as defined in the Policy) of any of the foregoing persons and any person (other than a tenant or employee) sharing the household of any of the foregoing persons.

Approval Procedures

The Policy requires that when the Company or a Related Party proposes to engage in a transaction that is potentially a Related Party Transaction, the following steps will be taken:

•	The Related Party will submit the matter for review by the Company’s General Counsel prior to entering into the transaction.
•

The General Counsel will then assess whether the proposed transaction is a Related Party Transaction for purposes of the Policy. If the General Counsel determines that the proposed transaction is a Related Party Transaction, the proposed Related Party Transaction will be submitted to the Audit Committee for consideration or, in those instances in which that is not practicable or desirable, to the Chair of the Audit Committee (who will possess delegated authority to act on behalf of the Committee). The Audit Committee, or when submitted to the Chair, the Chair, will consider the relevant facts and circumstances of the Related Party Transaction. No member of the Audit Committee will participate in any review, consideration or approval of any Related Party Transaction in which he or she or any immediate family member, directly or indirectly, is involved.

•

The Audit Committee (or the Chair) will approve or ratify only those Related Party Transactions that the Audit Committee (or the Chair) believes are fair to the Company and that are determined to be in, or are not inconsistent with, the best interests of the Company and its stockholders. The Audit Committee or Chair, as applicable, shall convey the decision to the General Counsel, who shall convey the decision to the Related Party and appropriate persons within the Company.

•

In the event it is not practicable to present any Related Party Transaction to the Audit Committee or the Chair prior to entering into such Related Party Transaction, it may be presented to the General Counsel for approval or be preliminarily entered into subject to ratification by the Audit Committee; provided, however, that if the Audit Committee or the Chair does not ratify the Related Party Transaction, the Company will take all reasonable efforts or actions to cancel or terminate it.

Ratification Procedures

In the event any Related Party Transaction is not reported to the Audit Committee or the Chair or approved pursuant to the above described process prior to the Company entering into such Related Party Transaction, the following steps will be taken:

•

The Related Party Transaction will be submitted to the Audit Committee or Chair, and the Audit Committee or Chair will consider all of the relevant facts and circumstances available to the Audit Committee or the Chair. No member of the Audit Committee will participate in any review, consideration or approval of any Related Party Transaction in which he or she or any immediate family member directly or indirectly is involved.

•

Based on the conclusions reached with respect to the standards set forth above concerning approval of Related Party Transactions, the Audit Committee or the Chair will evaluate all options, including but not limited to ratification, amendment or termination of the Related Party Transaction.

Disclosure

Under the Policy, all Related Party Transactions that are required to be disclosed in the Company’s filings with the SEC, as required by the Securities Act of 1933, as amended, and the Exchange Act and related rules and regulations, will be so disclosed in accordance with such laws, rules and regulations. Furthermore, all Related Party Transactions will be disclosed to the Board of Directors following approval or ratification, as the case may be, of a Related Party Transaction.

Report of the Company’s Related Party Transactions

The Company did not participate in any Related Party Transactions during the fiscal year ended June 30, 2020.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young for professional services rendered for the audit of the Company’s annual financial statements, including the audit of the Company’s internal control over financial reporting and the review of the financial statements included in the Company’s Quarterly Reports on Form 10‑Q for fiscal 2020 and fiscal 2019 were $916,195 and $983,000, respectively.

Audit‑Related Fees

The aggregate fees billed by Ernst & Young for audit‑related services rendered for both fiscal years ended June 30, 2020 and June 30, 2019 were $2,165. Audit‑related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” The services for both fiscal 2020 and fiscal 2019 were comprised solely of the Company’s subscription to on‑line research.

Tax Fees

The aggregate fees billed by Ernst & Young for tax‑related services rendered for both fiscal years ended June 30, 2020 and June 30, 2019 were $0. Tax fees consist of fees billed for tax services that are unrelated to the audit of our consolidated financial statements and include assistance regarding federal, state and local tax compliance, approved tax planning and other tax advice.

All Other Fees

Excluding the audit fees, audit‑related fees and tax fees mentioned above, there were no other fees billed by Ernst & Young during the fiscal years ended June 30, 2020 and June 30, 2019, respectively.

Pre‑Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit fees, audit‑related fees, tax services and other services performed by our independent registered public accounting firm. The policy provides for pre‑approval by the Audit Committee of specifically defined audit and non‑audit services. Unless the specific service has been previously pre‑approved with respect to that year (and except for items exempt from pre‑approval under applicable laws and rules), the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting. All audit and non‑audit services for the fiscal year ended June 30, 2020 were pre‑approved by the Audit Committee.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 22, 2019)

4.2

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

10.1.4	Limited Forbearance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 15, 2020)

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.23

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

10.30†	Form of Retention Letter (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 28, 2020)

10.31†

Senior Secured Super Priority Debtor-in-Possession Credit Agreement, among the Company and its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, for itself and other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on June 1, 2020)

10.32

Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement, among the Company and its subsidiaries and the Franchise Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on July 13, 2020)

10.33†	Amended and Restated Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 9, 2019)

10.34†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on November 5, 2019)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: September 14, 2020
	By:	/s/ Steven R. Becker
Steven R. Becker Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven R. Becker	Chief Executive Officer (Principal Executive Officer) and Director	September 14, 2020
Steven R. Becker

/s/ Stacie R. Shirley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 14, 2020
Stacie R. Shirley

/s/ Kelly J. Munsch	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	September 14, 2020
Kelly J. Munsch

/s/ Terry Burman	Chairman of the Board	September 14, 2020
Terry Burman

/s/ James T. Corcoran	Director	September 14, 2020
James T. Corcoran

/s/ Barry S. Gluck	Director	September 14, 2020
Barry S. Gluck

/s/ Frank M. Hamlin	Director	September 14, 2020
Frank M. Hamlin

/s/ Reuben E. Slone	Director	September 14, 2020
Reuben E. Slone

/s/ Sherry M. Smith	Director	September 14, 2020
Sherry M. Smith

/s/ Richard S Willis	Director	September 14, 2020
Richard S Willis

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 14, 2020 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the COVID-19 pandemic has had an adverse effect on the Company’s business operations, financial condition, results of operations, liquidity and cash flow; the Company has filed for Chapter 11 bankruptcy protection; and the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases effective July 1, 2019 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).

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

Dallas, Texas

September 14, 2020

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$46,676	$11,395
Inventories	114,905	237,895
Prepaid expenses	6,353	5,388
Other current assets	7,210	1,822
Total Current Assets	175,144	256,500
Property and equipment, net	68,635	110,146
Operating lease right of-use assets	258,433	—
Deferred financing costs	—	994
Other assets	3,178	2,881
Total Assets	$505,390	$370,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor-in-possession financing	$100	—
Accounts payable	5,514	91,251
Accrued liabilities	33,942	45,923
Operating lease liabilities	—	—
Total Current Liabilities	39,556	137,174

Operating lease liabilities — non-current	—	—
Borrowings under revolving credit facility	—	34,650
Deferred rent	—	23,551
Asset retirement obligation — non-current	1,213	3,002
Other liabilities — non-current	1,347	835
Total Liabilities not subject to compromise	42,116	199,212
Liabilities subject to compromise	456,339	—
Total Liabilities	498,455	199,212
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 49,124,313 shares issued and 47,340,652 shares outstanding at June 30, 2020 and 48,466,930 shares issued and 46,683,269 shares outstanding at June 30, 2019	455	465
Additional paid-in capital	244,021	241,456
Retained deficit	(230,729)	(63,800)
Less: 1,783,661 common shares in treasury, at cost, at June 30, 2020 and 1,783,661 common shares in treasury, at cost, at June 30, 2019	(6,812)	(6,812)
Total Stockholders’ Equity	6,935	171,309
Total Liabilities and Stockholders’ Equity	$505,390	$370,521

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2020	2019	2018
Net sales	$874,895	$1,007,246	$1,006,332
Cost of sales	590,025	654,931	665,358
Gross profit	284,870	352,315	340,974
Selling, general and administrative expenses	330,572	362,840	361,924
Restructuring, impairment, and abandonment charges	113,492	—	—
Operating loss before interest, reorganization and other expense	(159,194)	(10,525)	(20,950)
Other income/(expense):
Interest expense	(3,845)	(2,461)	(2,061)
Reorganization items, net	(3,619)	—	—
Other income (expense), net	551	792	934
Loss before income taxes	(166,107)	(12,194)	(22,077)
Income tax provision/(benefit)	221	246	(139)
Net loss	$(166,328)	$(12,440)	$(21,938)
Earnings Per Share
Net loss per common share:
Basic	$(3.68)	$(0.28)	$(0.50)
Diluted	$(3.68)	$(0.28)	$(0.50)
Weighted average number of common shares:
Basic	45,208	44,719	44,282
Diluted	45,208	44,719	44,282

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity
Balance at June 30, 2017	45,121	$469	$234,604	$(29,422)	$(6,812)	$198,839
Net loss	—	—	—	(21,938)	—	(21,938)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	741	—	—	—	—	—
Shares issued in connection with exercises of employee stock options	3	—	4	—	—	4
Share-based compensation expense	—	—	3,349	—	—	3,349
Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254
Net loss	—	—	—	(12,440)	—	(12,440)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	815	(4)	5	—	—	1
Shares issued in connection with exercises of employee stock options	3	—	6	—	—	6
Share-based compensation expense	—	—	3,488	—	—	3,488
Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309
Net loss	—	—	—	(166,328)	—	(166,328)
Cumulative effect of change in accounting principle	—	—	—	(601)	—	(601)
Shares issued in connection with exercises of employee stock options	658	(10)	10	—	—	—
Share-based compensation expense	—	—	2,555	—	—	2,555
Balance at June 30, 2020	47,341	$455	$244,021	$(230,729)	$(6,812)	$6,935

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(166,328)	$(12,440)	$(21,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,019	26,127	25,671
Loss on impairment and abandonment of assets	105,158	—	—
Amortization of financing costs	1,606	276	315
Loss on disposal of assets	46	7	82
Gain on sale-leaseback transaction	—	—	(371)
Stock-based compensation	2,720	3,536	3,433
Deferred income taxes	311	307	(565)
Construction allowances from landlords	1,312	1,491	8,568
Change in operating assets and liabilities:
Inventories	122,825	(3,578)	(12,543)
Prepaid and other current assets	(2,547)	483	559
Lease assets and liabilities	2,941	—	—
Accounts payable	2,726	(873)	22,612
Accrued liabilities	(3,105)	4,954	(300)
Deferred rent	—	(823)	1,280
Other liabilities—non-current	(814)	100	368
Net cash provided by operating activities	93,870	19,567	27,171

Cash flows from investing activities:
Capital expenditures	(15,825)	(16,044)	(30,764)
Purchase of intellectual property	(27)	(299)	(42)
Proceeds from sales of assets	1,950	31	83
Net cash used in investing activities	(13,902)	(16,312)	(30,723)

Cash flows from financing activities:
Proceeds under revolving credit facility	308,506	229,190	195,500
Repayments under revolving credit facility	(343,056)	(233,020)	(187,520)
Change in cash overdraft	(4,996)	3,213	(1,026)
Proceeds from the exercise of employee stock options	—	8	4
Payments on finance/capital leases	(224)	(162)	(159)
Payments of financing costs	(4,917)	(599)	—
Net cash provided by/(used in) financing activities	(44,687)	(1,370)	6,799
Net increase in cash and cash equivalents	35,281	1,885	3,247
Cash and cash equivalents, beginning of period	11,395	9,510	6,263
Cash and cash equivalents, end of period	$46,676	$11,395	$9,510
Supplemental cash flow information:
Interest paid	$2,141	$2,140	$1,615
Income taxes paid/(refunded)	(104)	212	285
Finance/capital lease obligations incurred	—	253	350
Cash paid for reorganization expenses	75	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Other General Principles

Throughout these notes, Tuesday Morning Corporation is referred to as “Tuesday Morning,” “we” or “the Company”.

Tuesday Morning is a leading off-price retailer, specializing in name-brand, high-quality products for the home, including upscale textiles, furnishings, housewares, gourmet food, toys and seasonal décor at prices generally below those charged by boutique, specialty and department stores, catalogs and on‑line retailers in the United States. We operated 685 discount retail stores in 39 states as of June 30, 2020 (714 and 726 stores at June 30, 2019 and 2018, respectively). We distribute periodic circulars and direct mail that keep customers familiar with Tuesday Morning.

COVID-19 Pandemic

The COVID-19 pandemic has had, and will continue to have, an adverse effect on our business operations, store traffic, employee availability, financial condition, results of operations, liquidity and cash flow.

On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores have gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by the end of the fiscal year.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

Voluntary Petitions for Reorganization under Chapter 11

On May 27, 2020 (the “Petition Date”), we filed voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  The Chapter 11 Cases are being jointly administered for procedural purposes.

Significant Bankruptcy Court Actions

We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  On May 28, 2020, at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court granted relief in conjunction with various motions intended to ensure our ability to continue our ordinary operations after the Petition Date.  The Bankruptcy Court’s Orders granting such relief, entered on May 28, 2020 and May 29, 2020, authorized us to, among other things, pay certain pre-petition employee and retiree expenses and benefits, use our existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors and pay certain pre-petition taxes and related fees. In addition, the Bankruptcy Court issued orders approving, among other things, (1) our entry into the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, for itself and the other lenders, which provides for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million (the “DIP ABL Facility”), and (2) our use of cash collateral in accordance with the terms of the DIP ABL Credit Agreement.  See Note 3 to the Consolidated Financial Statements for additional information regarding the DIP ABL Facility.

These orders are significant because they allow us to operate our businesses in the normal course.

The Bankruptcy Court has issued orders designed to assist us in preserving certain tax attributes by establishing, among other things, notification and hearing procedures (the “Procedures”) relating to proposed transfers of its common stock and the taking of worthless stock deductions. The Procedures, among other things, restrict transfers involving, and require notice of the holdings of and proposed transactions by any person or “entity” (as defined the applicable U.S. Treasury Regulations) owning or seeking to acquire ownership of 4.5% or more of the Company’s common stock. The Bankruptcy Court orders provide that any actions in violation of the Procedures (including the notice requirements) would be null and void ab initio, and (a) the person or entity making such a transfer would be required to take remedial actions specified by us to appropriately reflect that such transfer of our common stock is null and void ab initio and (b) the person or entity making such a declaration of worthlessness with respect to our common stock would be required to file an amended tax return revoking such declaration and any related deduction to reflect that such declaration is void ab initio.

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June 2020, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July 2020, all of these stores were permanently closed.  In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords.  We also expect to close our Phoenix, Arizona distribution center in early fiscal 2021.  In the fiscal year ended June 30, 2020, we recorded impairment, and abandonment charges of $105.2 million, related to our permanent closure plans.

On July 10, 2020, in accordance with a final order issued by the Bankruptcy Court on July 10, 2020, we entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with the Franchise Group, Inc. (the “Lender”). Pursuant to the DIP DDTL Agreement, the Lender agreed to lend us up to an aggregate principal amount of $25 million in the form of delayed draw term loans (the “DIP Term Facility”).  See Note 12 for additional information.

De-listing

On May 27, 2020, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock will be delisted from Nasdaq. On June 8, 2020, trading of the Company’s common stock on Nasdaq was suspended.  On July 1, 2020, Nasdaq filed a Form 25 with the SEC to delist the Company’s common stock. The Company’s common stock now trades over the counter in the OTC Pink Market under the symbol “TUESQ”.

Going Concern

Our operating loss for the fiscal year ended June 30, 2020 was $159.2 million.

The COVID-19 pandemic and the resulting store closures severely reduced our revenues and operating cash flows during the third and fourth quarters of our fiscal year ended June 30, 2020.  As described further above, on May 27, 2020, we commenced the Chapter 11 Cases in the Bankruptcy Court. The filing of the Chapter 11 Cases constituted an event of default that caused our obligations under the Pre-Petition ABL Credit Agreement to become immediately due and payable. We believe that any efforts to enforce such payment obligations under the Pre-Petition ABL Credit Agreement were stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the Pre-Petition ABL Credit Agreement are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court orders modifying the stay, including the order of the Bankruptcy Court approving the DIP ABL Facility.

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.  We have concluded that our financial condition and our projected operating results, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and receive new financing, and the risks and uncertainties surrounding the COVID-19 pandemic and the Chapter 11 Cases raise substantial doubt as to our ability to continue as a going concern.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed, or approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt.

Bankruptcy Accounting

The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”). ASC 852 requires that the consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on our consolidated statements of operations. In addition, pre-petition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise on our consolidated balance sheet as of June 30, 2020.

As of June 30, 2020, these liabilities were reported at the amounts expected to be allowed as claims by the Bankruptcy Court. Where there was uncertainty about whether a secured claim would be paid or impaired pursuant to the Chapter 11 Cases, we classified the entire amount of the claim as an outstanding liability subject to compromise as of June 30, 2020. For specific discussion on balances of liabilities subject to compromise and reorganization items, see below. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the full amount of pre-petition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ investment accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business.

Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition indebtedness was subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of our businesses and assets. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business as well as certain insurance, tax, and principal and interest payments. We have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims, we notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. Our liabilities subject to compromise represent the estimate as of June 30, 2020 of claims expected. Pre-petition liabilities that are subject to compromise were required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise in our condensed consolidated balance sheet include the following as of June 30, 2020 (in thousands):

Accounts payable	$83,467
Accrued expenses	6,630
Operating lease liabilities	71,097
Lease liabilities - non-current	294,812
Other liabilities - non-current	333
Liabilities subject to compromise	$456,339

Restructuring, Impairment and Abandonment Charges

Restructuring, impairment, and abandonment charges total $113.5 million for the fiscal year ended June 30, 2020, and include the following (in thousands):

Restructuring costs:
Professional fees	$5,212
Severance and compensation related costs	3,122
Total restructuring costs	$8,334

Impairment costs:
Store long-lived assets	$11,656
Distribution center long-lived assets	16,794
Operating lease right-of-use assets	51,626
Total impairment costs	$80,076

Abandonment costs:
Accelerated recognition of operating lease right-of-use assets	25,082
Total abandonment costs	$25,082

Total restructuring, impairment and abandonment costs	$113,492

Reorganization Items

Reorganization items included in our consolidated statement of operations represent amounts incurred from the Petition Date onward directly resulting from the Chapter 11 Cases and consist of professional fees of $3.6 million.

Cash paid for reorganization items during the fiscal year ended June 30, 2020 was less than $0.1 million and related to professional fees.  As of June 30, 2020, $3.5 million of professional fees were unpaid and accrued in Accrued Expenses in the accompanying Consolidated Balance Sheet.

Accounting Pronouncement Recently Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”).  ASC 842 requires entities (“lessees”) that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.   Under ASC 842, a right-of-use asset and lease liability is recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases. In addition, ASC 842 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

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

See Note 7 for additional information.

Summary of Significant Accounting Policies

(a)

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries. All entities of the Company were included in the filing of the Chapter 11 Cases and all entities are included in our consolidated financial statements, thus separate condensed combined financial statements of the entities in the reorganization proceedings are not required. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.  Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net loss in any period.  We do not present a separate statement of comprehensive income, as we have no other comprehensive income items.  Our fiscal year ended on June 30, 2020, which we refer to as fiscal 2020.

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

(c)

Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2020 and 2019, credit card receivables from third party consumer credit card providers were $3.7 million and $9.7 million, respectively.  Such receivables generally are collected within one week of the balance sheet date.

(d)

Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on-hand inventory and inventory sold at a SKU level. Inventory is relieved and cost of sales is recorded based on the current cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $97.8 million, $106.6 million, and $109.1 million, of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2020, 2019, and 2018, respectively. We have capitalized $22.3 million and $32.9 million of such costs in inventory at June 30, 2020 and 2019, respectively.

Stores generally conduct annual physical inventories, staggered during the second half of the fiscal year. During periods in which physical inventory observations do not occur, we utilize an estimate for recording inventory shrink based on the historical results of our previous physical inventories. In the second half of fiscal 2020, due to the impact of the COVID-19 pandemic including our temporary store closures, we conducted physical inventories at a portion of our stores sufficient to validate the existence of inventory in our stores and the accuracy of our estimated shrink reserve rate.  We have loss prevention and inventory controls programs that we believe minimize shrink. The estimated shrink rate may require a favorable or unfavorable adjustment to actual results to the extent that our subsequent actual physical inventory results yield a different result. Although inventory shrink rates have not fluctuated significantly in recent years, if the actual rate were to differ from our estimates, then an adjustment to inventory shrink would be required.

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

(e)

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation. Buildings, furniture, fixtures, leasehold improvements, finance leases and equipment are depreciated on a straight‑line basis over the estimated useful lives of the assets as follows:

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

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate AMT credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we intend to defer qualified payroll taxes and claim the employee retention credit.  At this point in time, the amount of the credit is still being evaluated.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $8.4 million, $1.3 million, and $0.9 million, respectively, at June 30, 2020, and $8.2 million, $1.1 million, and $0.9 million, respectively, at June 30, 2019.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as well as changes in estimated reserves. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $2.7 million, $3.3 million and $8.7 million, respectively, for the fiscal year ended June 30, 2020, $2.1 million, $2.3 million and $7.9 million, respectively, for the fiscal year ended June 30, 2019, and $5.3 million, $2.9 million and $6.4 million, respectively, for the fiscal year ended June 30, 2018.

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

We maintain a reserve for estimated sales returns, and we use historical customer return behavior to estimate our reserve requirements.  ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), adopted in the first quarter of fiscal 2019, required a change in presentation of the sales return reserve on our Consolidated Balance Sheet, which we previously presented net of the estimated value of returned merchandise, but is now being presented on a gross basis.  In the first quarter of fiscal 2019, we recorded an immaterial adjustment to present the reserve on a gross basis, increasing “Accrued Liabilities” and recording the corresponding returns asset, as evaluated for impairment, in “Other Assets,” in the Consolidated Balance Sheet. No impairment of the returns asset was indicated or recorded for the fiscal year ended June 30, 2020.

Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.8 million, $0.4 million and $0.6 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.  The gift card liability is included in “Accrued Liabilities” in the Consolidated Balance Sheet at June 30, 2020.

(j)

Advertising—Costs for direct mail, television, radio, newspaper, digital and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2020, 2019, and 2018 were $18.6 million, $26.5 million, and $27.2 million, respectively. We do not receive consideration from vendors to support our advertising expenditures. As of June 30, 2020, prepaid advertising was approximately $146,000, compared to $177,000 at June 30, 2019.

(k)

Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.  The only financial instrument we carry is our revolving credit facility. See Note 3.

(l)

Share‑Based Compensation—The fair value of each stock option granted during the fiscal years ended June 30, 2020, 2019 and 2018 was estimated at the date of grant using a Black‑Scholes option pricing model.

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

These valuation inputs were as shown below.  In fiscal 2020, stock options were granted in the first fiscal quarter only.

	Fiscal Years Ended June 30,
	2020	2019	2018
Weighted average risk-free interest rate	2.4%	2.3 - 2.9%	1.7 - 2.5%
Expected life of options (years)	4.6	3.8 - 5.0	3.8 - 4.9
Expected stock volatility	64.8%	49.0 - 64.8%	60.0 - 63.3%
Expected dividend yield	0.0%	0.0%	0.0%

(m)

Net Loss Per Common Share—Basic net loss per common share for the fiscal years ended June 30, 2020, 2019, and 2018, was calculated by dividing net loss by the weighted average number of common shares outstanding for each period. Diluted net loss per common share for the fiscal years ended June 30, 2020, 2019, and 2018, was calculated by dividing net loss by the weighted average number of common shares including the impact of dilutive common stock equivalents (unless anti-dilutive). See Note 9.

(n)

Impairment of Long‑Lived Assets and Long‑Lived Assets to Be Disposed Of—Long‑lived assets, principally property and equipment and leasehold improvements, as well as lease right-of-use assets subsequent to the adoption of ASC 842, are reviewed for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s (asset group’s) carrying amount. Then, when the fair value of the estimated future cash flows, on a discounted basis, is less than carrying amount, an impairment charge is recorded.  Assets subject to fair value measurement under ASC 820, “Fair Value Measurement”, are categorized into one of three different levels of the fair value hierarchy depending on the observability of the inputs employed in the measurement, as follows:

•	Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets.
•

Level 2 – inputs that reflect quoted prices for identical assets in markets which are not active; quoted prices for similar assets in active markets; inputs other than quoted prices that are observable for the asset; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 – unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value.  These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

See Note 2 and Note 7 for additional information.

(o)

Intellectual Property—Our intellectual property primarily consists of indefinite-lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present.

As of June 30, 2020, the carrying value of the intellectual property was $1.6 million and no impairment was identified or recorded.

(p)

Cease-use Liability—Prior to the adoption of ASC 842, amounts in “Accrued liabilities” and “Other liabilities – non-current” in the Consolidated Balance Sheets include the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores with remaining lease obligations. The cease-use liability was $2,000 at June 30, 2019, and was all classified as short-term. Expenses related to store closings are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

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

We record the net present value of the ARO liability and also record a related capital asset, in an equal amount, for leases which contractually result in an ARO. The estimated ARO liability is based on a number of assumptions, including costs to return facilities back to specified conditions, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense in our Consolidated Statements of Operations. The capitalized asset is depreciated on a straight-line basis over the useful life of the related leasehold improvements. Upon ARO fulfillment, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in our Consolidated Statements of Operations. Our ARO liability, which totaled $2.8 million as of June 30, 2020 was comprised of a $1.6 million short-term portion included in accrued liabilities and a $1.2 million long-term portion included in “Asset retirement obligation—non-current” on our Consolidated Balance Sheet at June 30, 2020.   Our ARO liability, which totaled $3.1 million as of June 30, 2019 was comprised of a $0.1 million short-term portion included in accrued liabilities and a $3.0 million long-term portion included in “Asset retirement obligation—non-current” on our Consolidated Balance Sheet at June 30, 2019.

(s)

Leases— We conduct substantially all operations from leased facilities, with the exception of the corporate headquarters in Dallas and the Dallas warehouse, distribution and retail complex, which are owned facilities.  The other warehouse facility and all other retail store locations are under operating leases that will expire over the next 1 to 11 years.  Many of our leases include options to renew at our discretion.  We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease.  We also lease certain equipment under operating and finance leases that expire generally within 60 months. As discussed in Note 7, we adopted ASC 842 effective July 1, 2019 using the modified retrospective adoption method, which resulted in an adjustment to opening retained earnings of $0.6 million as of July 1, 2019 to recognize impairment of the opening right-of-use asset balance for two stores for which assets had been previously impaired under ASC 360, “Property, Plant, and Equipment.” We utilized the simplified transition option available in ASC 842, which allowed the continued application of the legacy guidance in ASC 840, including disclosure requirements, in the comparative periods presented in the year of adoption.

(t)	Legal Proceedings— Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 1 in the Notes to Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASC 326”), which makes significant changes to the accounting for credit losses on financial assets and disclosures.  The standard requires immediate recognition of management’s estimates of current expected credit losses.  We will adopt ASC 326 in the first quarter of fiscal 2021.  The adoption is not expected to have a material impact to our consolidated financial statements.

(2) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	June 30,
	2020	2019
Land	$6,628	$6,628
Buildings and building improvements	43,215	41,794
Furniture and fixtures	63,755	63,857
Equipment	68,909	67,754
Software	50,691	47,214
Leasehold improvements	65,281	61,802
Assets under capital lease	1,223	783
	299,702	289,832
Less accumulated depreciation	(231,067)	(179,686)
Net property and equipment	$68,635	$110,146

In the fourth quarter of fiscal 2020, we recorded impairment charges of $28.5 million for property and equipment related to our permanent store and Phoenix distribution center closing plans, as well as for our Dallas distribution center retrofit project which was cancelled as a result of the COVID-19 impact to our business.

(3) DEBT

We are party to a credit agreement which provided for an asset-based, five-year senior secured revolving credit facility in the original amount of up to $180.0 million which was scheduled to mature on January 29, 2024 (the “Pre-Petition ABL Credit Agreement”).  The availability of funds under the Pre-Petition ABL Credit Agreement was limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Pre-Petition ABL Credit Agreement. Our indebtedness under the Pre-Petition ABL Credit Agreement is secured by a lien on substantially all of our assets.

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

Pursuant to the Forbearance Agreement, the commitment of the lenders under the Pre-Petition ABL Credit Agreement was permanently reduced from $180 million to $130 million and new swingline loans were not advanced. During the forbearance period, the lenders were not obligated to fund further loans or issue or renew letters of credit under the Pre-Petition ABL Credit Agreement. The Forbearance Agreement required loan repayments of $10 million under the Pre-Petition ABL Credit Agreement, and the application of unrestricted and unencumbered cash balances in excess of $32 million to the repayment of outstanding borrowings under the Pre-Petition ABL Credit Agreement. The Forbearance Agreement also required daily cash sweeps to the Company’s main concentration account, a deposit account control agreement over such account, the imposition of additional reporting obligations, including a business plan, cash flow forecasts and working capital plan, and adherence to such cash flow forecasts, subject to certain permitted variances. The Forbearance Agreement also required the Company to retain a liquidation consultant and financial advisor.  The Forbearance Agreement ended on May 26, 2020.

As of June 30, 2020, we had $0.1 million remaining outstanding under the Pre-Petition ABL Credit Agreement.  The filing of the Chapter 11 Cases on May 27, 2020, was an event of default under the Pre-Petition ABL Credit Agreement, making all amounts outstanding under the existing Pre-Petition ABL Credit Agreement immediately due and payable. As of June 30, 2020, all outstanding borrowings under the existing agreement are reflected as a current liability in the Consolidated Balance Sheet.  As discussed in Note 1, we believe that any efforts to enforce such payment obligations under the Pre-Petition ABL Credit Agreement were stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the Pre-Petition ABL Credit Agreement are subject to the applicable provisions of the Bankruptcy Code and any Bankruptcy Court orders modifying the stay, including the orders of the Bankruptcy Court approving the DIP ABL Facility.

The fair value of the Company’s debt approximated its carrying amount as of June 30, 2020.

As no availability remains under the Pre-Petition ABL Credit Agreement, unused commitment fees and interest charges ceased.

At June 30, 2019, we had $34.7 million of borrowings outstanding under the Pre-Petition ABL Agreement, $11.5 million of outstanding letters of credit and availability of $65.0 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes.  Interest expense for fiscal 2019 from the Pre-Petition ABL Agreement of $2.5 million was comprised of interest of $1.7 million, commitment fees of $0.5 million, and the amortization of financing fees of $0.3 million.  Interest expense from the Pre-Petition ABL Credit Agreement of $2.1 million for fiscal 2018 was comprised of interest of $1.3 million, commitment fees of $0.4 million, and the amortization of financing fees of $0.4 million.

DIP ABL Facility

On May 29, 2020, we entered into the DIP ABL Credit Agreement. The Lenders under the DIP ABL Facility are the existing lenders under the Pre-Petition ABL Credit Agreement.

The DIP ABL Credit Agreement includes conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The DIP ABL Credit Agreement requires us to, among other things, maintain certain minimum liquidity requirements, and receive approval of a plan of reorganization or sale of substantially all our assets through the Chapter 11 process pursuant to certain agreed upon deadlines.  On September 8, 2020, the lenders under the DIP ABL Facility agreed to extend the deadline contained in the court order approving the DIP ABL Credit Agreement for filing a plan of reorganization or motion to sell substantially all of our assets to September 17, 2020.  On September 9, 2020, the committee for the unsecured creditors in the Chapter 11 Cases filed an objection with the Bankruptcy Court asserting the extension was not valid.  The Company believes the objection is without merit and intends to vigorously oppose the objection.

Under the terms of the DIP ABL Credit Agreement, amounts available for advances are subject to a borrowing base generally consistent with the borrowing base under the Pre-Petition ABL Credit Agreement, subject to certain agreed upon exceptions. The DIP ABL Credit Agreement requires that all proceeds of advances under the DIP ABL Facility be used only for ordinary course general corporate and working capital purposes, costs of administration of the Chapter 11 Cases, certain professional fees and fees and expenses relating to the DIP ABL Facility, in each case, in accordance with a cash flow budget that will be updated periodically, subject to certain permitted variances. The DIP ABL Credit Agreement requires that all cash received by us (other than proceeds of the DIP ABL Facility) be applied to repay outstanding amounts under the Pre-Petition ABL Credit Agreement.  As of June 30, 2020, we had no amounts outstanding under the DIP ABL Facility, $8.8 million of outstanding letters of credit and approximately $33.0 million of borrowing capacity available under the DIP ABL Facility.

The commitments of the lenders under the DIP ABL Facility terminate and outstanding borrowings under the DIP ABL Facility mature at the earliest of the date which is one hundred eighty (180) days after the Petition Date; the date of consummation of the sale of all or substantially all of our assets; the effective date of a plan of reorganization; or upon the occurrence of an event of default under the DIP ABL Credit Agreement or such other date as the outstanding borrowings under the DIP Facility are accelerated.

See Note 11 for additional discussion on dividend restrictions under the DIP ABL Facility and the Pre-Petition ABL Credit Agreement.

See Note 12 for information regarding the DIP Term Facility.

(4) ACCRUED LIABILITIES

Accrued liabilities not subject to compromise consisted of the following (in thousands):

	June 30,
	2020	2019
Sales and use tax	$5,027	$3,452
Self-insurance reserves	10,631	10,248
Wages, benefits and payroll taxes	2,303	12,429
Property taxes	1,809	1,655
Freight and distribution	1,620	6,222
Capital expenditures	—	884
Utilities	791	1,056
Advertising	69	61
Deferred rent	—	2,418
Gift card liability	1,281	1,894
Asset retirement obligation	1,598	55
Reorganization expenses	3,544	—
Other expenses	5,269	5,549
Total accrued liabilities	$33,942	$45,923

Liabilities subject to compromise are discussed in Note 1 above and are not included in this table of accrued liabilities.

(5) INCOME TAXES

Income tax provision/(benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2020
Federal	$(286)	$306	$20
State and local	196	5	201
Total	$(90)	$311	$221
Fiscal Year Ended June 30, 2019
Federal	$(286)	$303	$17
State and local	225	4	229
Total	$(61)	$307	$246
Fiscal Year Ended June 30, 2018
Federal	$—	$(568)	$(568)
State and local	426	3	429
Total	$426	$(565)	$(139)

A reconciliation between income taxes computed at the statutory federal income tax rate of 21% in fiscal 2020 and 2019, the blended statutory federal income tax rate of 27.2% in fiscal 2018 and income taxes recognized in the Consolidated Statements of Operations was as follows (in thousands):

	Fiscal Year Ended
	June 30,
	2020	2019	2018
Federal income tax benefit computed at statutory rate	(34,883)	$(2,561)	$(6,005)
State income taxes, net of related federal tax benefit	159	181	314
Increase in federal valuation allowance	34,586	2,291	5,182
Federal tax credits	(91)	(294)	(200)
Stock option expiration/deficiencies	620	548	586
Federal tax rate change	—	—	(19)
Other, net	(170)	81	3
Provision/(benefit) for income taxes	$221	$246	$(139)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the fiscal years ended June 30, 2020 and 2019, all of which are classified as non-current in our Consolidated Balance Sheets, were comprised of the following (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Other payroll and benefits	$189	$2,093
Inventory reserves	1,516	172
Self-insurance reserves	2,620	2,526
Share-based compensation	1,648	1,968
Other current assets	1,288	2,424
Deferred rent	—	5,895
Operating lease liabilities	87,073	—
Property and equipment	3,208	—
Disallowed interest expense	942	—
Net operating loss and tax credits	38,096	27,358
Other noncurrent assets	191	10
Total gross deferred tax assets	$136,771	$42,446
Deferred tax liabilities:
Inventory costs	$4,371	$5,609
Prepaid supplies	1,174	1,329
Operating lease - right of use	63,694	—
Property and equipment	—	7,761
Total gross deferred tax liabilities	69,239	14,699
Valuation allowance	(67,626)	(27,531)
Net deferred tax asset/(liability)	$(94)	$216

During fiscal 2013, we established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, we considered our cumulative losses over three years including the then-current year. Based on the foregoing, we concluded that a valuation allowance was necessary, and based on our results since fiscal 2013, we have continued to conclude that a full tax valuation allowance is necessary. In fiscal 2018, as a result of the TCJA enactment, the federal component of deferred taxes was remeasured at 21%, the tax rate at which they are expected to turn in future years. The valuation allowance offsetting these deferred taxes was reduced accordingly.  The valuation allowance previously recorded against our AMT credits of $571,000 was removed to reflect that they will be refunded pursuant to the TCJA beginning on our fiscal year 2019 tax return.  Further, federal deferred tax liabilities related to the amortization of trademarks for tax purposes, which are not considered for purposes of the valuation allowance computation, were reduced by $21,000 during fiscal 2019, resulting in a tax benefit of that amount.   In fiscal 2020, the deferred tax asset valuation allowance increased $40.1 million, due to our operating loss for fiscal 2020. In March 2020, Congress passed the CARES Act. Pursuant to this legislation, the remaining AMT credits of $286,000 were reclassified from deferred tax assets to a current tax receivable in fiscal 2020.

We have federal net operating loss carryforwards of $139.6 million. These losses can only be carried forward and utilized to offset future taxable income.  Of this carryforward amount, $73.7 million will expire in fiscal years 2033 through 2037 if not utilized before then. The remaining $65.9 million can be carried forward indefinitely, due to provisions of the TCJA.  Additionally, we have tax effected state net operating loss carryforwards of $5.4 million, which will expire throughout fiscal years 2020 through 2040 filings, if not utilized before then.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2017	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2018	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2019	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2020	$147

The balance of taxes, interest, and penalties at June 30, 2020, that if recognized, would affect the effective tax rate is $311,000. We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2020, 2019 and 2018, we recognized $11,000, $9,000, and $7,000 in interest, respectively. No interest or penalties were paid in the tax years ended June 30, 2020, 2019, and 2018.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2020.

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on June 30, 2020, range between $1.64 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014. There were 2.8 million shares available for grant under the 2014 Plan at June 30, 2020.

Following is a summary of transactions relating to the 2008 Plan and 2014 Plan options for the fiscal years ended June 30, 2020, 2019, and 2018 (share amounts and aggregate intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2017	3,516	7.02	7.86	2
Granted during year	621	2.46
Exercised during the year	(3)	1.24
Forfeited or expired during year	(177)	7.21
Options Outstanding at June 30, 2018	3,957	6.30	7.21	475
Granted during year	537	3.22
Exercised during the year	(3)	2.10
Forfeited or expired during year	(793)	7.38
Options Outstanding at June 30, 2019	3,698	5.63	7.10	—
Granted during year	12	1.64
Exercised during the year	—	—
Forfeited or expired during year	(1,015)	6.22
Options Outstanding at June 30, 2020	2,695	5.33	6.11	—
Options Exercisable at June 30, 2020	1,920	$6.11	5.54	$—

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2020, 2019, and 2018, was $0.83 per share, $1.71 per share, and $1.22 per share, respectively. There is no intrinsic value of vested unexercised options at June 30, 2020.

There were options to purchase zero, 3,105 and 3,000 shares of our common stock, which were exercised during the fiscal years ended June 30, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of stock options exercised was $0, $1,800, and $3,700 during the fiscal years ended June 30, 2020, 2019, and 2018, respectively. At June 30, 2020, we had $0.7 million of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.59 years.

The following table summarizes information about stock options outstanding at June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.64 - $2.10	195,671	7.09	$2.03	105,383	$2.07
$2.45 - $2.45	365,778	7.22	2.45	182,894	2.45
$3.12 - $3.12	18,750	6.32	3.12	11,250	3.12
$3.25 - $3.25	481,823	8.03	3.25	121,164	3.25
$3.95 - $5.59	169,803	4.70	4.66	137,301	4.74
$5.64 - $5.64	376,101	5.59	5.64	376,101	5.64
$5.95 - $5.95	342,825	4.56	5.95	342,825	5.95
$6.58 - $6.58	22,615	5.88	6.58	22,615	6.58
$6.71 - $6.71	387,117	6.15	6.71	290,683	6.71
$7.90 - $20.91	334,133	4.37	11.24	329,430	11.29
	2,694,616	6.11	5.33	1,919,646	6.11

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2008 Plan and the 2014 Plan, as of June 30, 2020, there were 1,979,480 shares of restricted stock and 1,309,305 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $2.43 and $1.85 per share, respectively.

The following table summarizes information about restricted stock awards outstanding for the fiscal years ended June 30, 2020, 2019, and 2018 (share amounts in thousands):

	Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2017	1,090	$6.57
Granted during year	981	2.44
Vested during year	(398)	6.81
Forfeited during year	(240)	4.94
Outstanding at June 30, 2018	1,433	$3.95
Granted during year	1,037	3.09
Vested during year	(421)	4.59
Forfeited during year	(209)	3.63
Outstanding at June 30, 2019	1,840	$3.36
Granted during year	1,480	1.63
Vested during year	(505)	3.55
Forfeited during year	(836)	2.38
Outstanding at June 30, 2020	1,979	$2.43

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of June 30, 2020, there were 989,093 unvested performance-based restricted stock awards and performance-based stock options outstanding under the 2014 Plan, which are included in the respective stock option and restricted stock tables above.

Share-based compensation costs: We recognized share‑based compensation costs as follows (in thousands):

	Fiscal Years Ended June 30,
	2020	2019	2018
Amortization of share-based compensation during the period	$2,555	$3,488	$3,349
Amounts capitalized in inventory	(681)	(1,114)	(1,280)
Amount recognized and charged to cost of sales	846	1,162	1,364
Amounts charged against income for the period before tax	$2,720	$3,536	$3,433

(7) OPERATING LEASES

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

The components of lease cost are as follows (in thousands):

Year Ended June 30, 2020
Operating lease cost	$94,318
Variable lease cost	24,014
Finance lease cost:
Amortization of right-of-use assets	286
Interest on lease liabilities	29
Total lease cost	$118,647

The table below presents additional information related to the Company’s leases as of June 30, 2020:

As of June 30, 2020
Weighted average remaining lease term (in years)
Operating leases	5.9
Finance leases	2.6
Weighted average discount rate
Operating leases	5.8%
Finance leases	3.9%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

Year Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90,983
Operating cash flows from finance leases	23
Financing cash flows from finance leases	224
Right-of-use assets obtained in exchange for operating lease liabilities	28,957

Maturities of lease liabilities were as follows as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2021	$89,598	$383	$89,981
2022	78,074	236	78,310
2023	68,032	94	68,126
2024	58,480	10	58,490
2025	50,217	—	50,217
Thereafter	89,140	—	89,140
Total lease payments	$433,541	$723	$434,264
Less: Interest	67,632	34	67,666
Total lease liabilities	$365,909	$689	$366,598
Less: Current lease liabilities	71,097	363	71,460
Non-current lease liabilities	$294,812	$326	$295,138

Current and non-current finance lease liabilities recorded in “Accrued liabilities” and “Other liabilities – non-current”, respectively, on our consolidated balance sheet.  As of June 30, 2020, there were no operating lease payments for legally binding minimum lease payments for leases signed by not yet commenced.

Rent expense for real estate leases for the fiscal years ended June 30, 2020, 2019, and 2018 was $118.3 million, $121.5 million, and $118.3 million, respectively. Total lease cost in fiscal 2020 was $118.6 million, including finance lease costs.  Rent expense includes minimum base rent as well as contractually required payments for maintenance, insurance and taxes on our leased store locations and distribution centers.  Total lease costs of $118.6 million for fiscal 2020 excludes $51.6 million of impairment recorded for operating lease right-of-use assets and $25.1 million recorded for accelerated recognition of rent expense due to planned abandonments due to our permanent store and Phoenix distribution center closing plans.  Additionally, circumstances indicated the carrying amount of assets for stores with no closure plans may not be recoverable.  Accordingly, we measured for impairment using Level 3 fair value measurement inputs as described above in Note 1.

Contingent rent based on sales is not material to our financial statements.

(8) 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time employees who become eligible after one month of service, and for our part-time employees who become eligible after both 12 months of service and a minimum of 1,000 hours worked. Under the plan, eligible employees may request us to deduct and contribute from 1% to 75% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.4 million, $1.4 million, and $1.3 million for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.

(9) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2020	2019	2018
Net loss	$(166,328)	$(12,440)	$(21,938)
Less: Income to participating securities	—	—	—
Net loss attributable to common shares	$(166,328)	$(12,440)	$(21,938)
Weighted average common shares outstanding—basic	45,208	44,719	44,282
Effect of dilutive stock equivalents	—	—	—
Weighted average common shares outstanding—dilutive	45,208	44,719	44,282
Net loss per common share—basic	$(3.68)	$(0.28)	$(0.50)
Net loss per common share—diluted	$(3.68)	$(0.28)	$(0.50)

For the years ended June 30, 2020, 2019 and 2018, all options representing the rights to purchase shares were not included in the diluted loss per share calculations, because the assumed exercise of such options would have been anti-dilutive.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of our unaudited quarterly results is presented below for the years ended June 30, 2020 and 2019. Results are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts presented may not equal the total computed for the year due to rounding.  (In thousands, except per share amounts.)

	Quarters Ended
	September 30.	December 31,	March 31,	June 30,
	2019	2019	2020	2020
Net sales	$224,439	$324,414	$165,698	$160,343
Gross profit	81,132	105,776	52,167	45,794
Operating income/(loss)	(8,651)	11,099	(30,647)	(130,996)
Net income/(loss)	(9,629)	10,937	(31,040)	(136,597)
Basic income/(loss) per share	$(0.21)	$0.24	$(0.69)	$(3.01)
Diluted income/(loss) per share	$(0.21)	$0.24	$(0.69)	$(3.01)

	Quarters Ended
	September 30.	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Net sales	$227,313	$338,418	$210,984	$230,530
Gross profit	82,418	116,745	76,498	76,654
Operating income/(loss)	(7,588)	16,308	(7,811)	(11,434)
Net income/(loss)	(8,109)	16,006	(8,289)	(12,049)
Basic income/(loss) per share	$(0.18)	$0.35	$(0.18)	$(0.27)
Diluted income/(loss) per share	$(0.18)	$0.35	$(0.18)	$(0.27)

A significant portion of our net sales and net earnings are realized during the period from October through December while the increase in merchandise purchases in preparation for this holiday selling season occurs in prior months.  Our results for the third and fourth quarters of fiscal 2020 were negatively impacted by the COVID-19 pandemic.

See Note 1 for a discussion of restructuring, impairment, abandonment and reorganization items impacting the quarter ended June 30, 2020.

(11) DIVIDEND RESTRICTIONS

The DIP ABL Facility and the Pre-Petition ABL Credit Agreement discussed in Note 3 restrict the ability of Tuesday Morning, Inc., the borrower under the DIP ABL Facility and the Pre-Petition ABL Credit Agreement and Tuesday Morning’s principal operating subsidiary, to incur additional liens and indebtedness, make investments and dispositions, pay dividends (including to Tuesday Morning), or enter into certain other transactions, among other restrictions. As a consolidated deficit exists as of June 30, 2020, no retained earnings are free of limitation on the payment of dividends on that date.

At June 30, 2020, restricted net assets of consolidated subsidiaries were $20.0 million.

Tuesday Morning Corporation (parent company only)
Condensed Balance Sheets

	June 30,	June 30,
	2020	2019
ASSETS
Current assets:
Accounts receivable from subsidiaries	$32,514	$30,049
Total current assets	32,514	30,049
Noncurrent assets:
Investment in subsidiaries	(25,579)	141,260
Total noncurrent assets	(25,579)	141,260
Total Assets	$6,935	$171,309
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to subsidiaries	$—	$—
Total current liabilities	—	—
Noncurrent Liabilities	—	—
Total Liabilities	—	—
Stockholders' equity:
Common stock	455	465
Additional paid-in capital	244,021	241,456
Retained deficit	(230,729)	(63,800)
Less: Treasury stock	(6,812)	(6,812)
Total stockholders' equity	6,935	171,309
Total Liabilities and Stockholders' Equity	$6,935	$171,309

Tuesday Morning Corporation (parent company only)
Condensed Statements of Operations

Fiscal Years Ended June 30
	2020	2019	2018
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Operating income/(loss)	—	—	—
Other income/(expense):
Interest expense	—	—	—
Other income/(expense), net	—	—	—
Income/(loss) before taxes	—	—	—
Income tax provision	—	—	—
Net loss of subsidiaries	(166,328)	(12,440)	(21,938)
Net loss	$(166,328)	$(12,440)	$(21,938)

A.	Basis of presentation

In the condensed, parent company only financial statements, Tuesday Morning Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. These condensed parent company only financial statements should be read in conjunction with Tuesday Morning Corporation’s consolidated financial statements. Condensed statements of cash flows were not presented because Tuesday Morning Corporation had no cash flow activities during fiscal 2020, fiscal 2019, or fiscal 2018.

B.	Guarantees and Restrictions

As of June 30, 2020, Tuesday Morning, Inc. had $33.0 million available credit on the DIP ABL Facility that provides commitments of up to $100.0 million for revolving loans and letters of credit. Tuesday Morning Corporation, Tuesday Morning Inc. and the subsidiaries of Tuesday Morning, Inc. have guaranteed all obligations under the DIP ABL Facility. In the event of default under the DIP ABL Facility, Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. will be directly liable to the debt holders. The DIP ABL Credit Agreement includes restrictions on the ability of Tuesday Morning Corporation, Tuesday Morning, Inc. and the subsidiaries of Tuesday Morning, Inc. to incur additional liens and indebtedness, make investments and dispositions, pay dividends or make other transactions, among other restrictions. Under the DIP ABL Facility, Tuesday Morning, Inc. may not pay any dividends to Tuesday Morning Corporation except to allow Tuesday Morning Corporation (i) to pay operating expenses in the ordinary course of business and other corporate overhead, legal, accounting and other professional fees and expenses and (ii) to pay franchise or similar taxes and other fees and expenses required in connection with the maintenance of its existence and its ownership of Tuesday Morning, Inc. and in order to permit Tuesday Morning Corporation to make payments (other than cash interest payments) which would otherwise be permitted to be paid by Tuesday Morning, Inc., in each case, in accordance with the approved budget under the DIP ABL Facility.

(12) SUBSEQUENT EVENT

On July 10, 2020, in accordance with a final order issued by the Bankruptcy Court on that date (the “Final Order”), we entered into the DIP DDTL Agreement. Pursuant to the DIP DDTL Agreement, the Lender agreed to lend us up to an aggregate principal amount of $25 million in the form of delayed draw term loans. The DIP Term Facility is guaranteed by certain of our subsidiaries and secured on a super priority basis by real estate assets owned by us (the “Real Estate Assets”), including our corporate headquarters and warehouse/distribution complex located in Dallas, Texas. The DIP Term Facility will mature on April 10, 2021, which maturity (unless accelerated subject to the terms set forth in the DIP DDTL Agreement) may be extended, subject to payment of an extension fee to the Lender, for an additional three months at our election. The DIP Term Facility will bear interest at a rate per annum based on 3-month LIBOR (with a 1.00% LIBOR floor), plus an interest rate margin of 5.0% (subject to further increase of 2.0% upon the occurrence of an event of default).

Under the terms of the DIP DDTL Agreement, so long as the Final Order is unstayed and is in full force and effect, we will be entitled to make borrowings under the DIP Term Facility in minimum increments of $2.5 million subject to the satisfaction of certain additional conditions, including absence of defaults under the DIP Term Facility, delivery of notices of borrowing and the accuracy of the representations and warranties of us in the DIP DDTL Agreement.

Pursuant to the DIP DDTL Agreement, proceeds of borrowings under the DIP Term Facility must be used by us to: (1) repay obligations of us under (a) the DIP ABL Credit Agreement, and (b) the Pre-Petition ABL Credit Agreement; (2) fund general working capital; and (3) fund reasonable transaction costs and fees with respect to the DIP Term Facility, to the extent permitted by the applicable orders of the Bankruptcy Court and the DIP ABL Credit Agreement.

The DIP Term Facility includes conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. We will be obligated to prepay amounts outstanding under the DIP Term Facility upon certain asset sales and casualty or condemnation events with respect to the Real Estate Assets.