Form 10-Q
period 2020-09-30
TUESDAY MORNING CORP/DE
filed 2020-11-06
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Common Stock, par value $0.01 per share	46,852,669

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Balance Sheets

September 30, 2020 (unaudited) and June 30, 2020

(In thousands, except share and per share data)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$61,884	$46,676
Inventories	108,101	114,905
Prepaid expenses	4,058	6,353
Other current assets	4,116	7,210
Total Current Assets	178,159	175,144
Property and equipment, net	64,431	68,635
Operating lease right-of-use assets	204,343	258,433
Other assets	3,392	3,178
Total Assets	$450,325	$505,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor-in-possession financing	$100	$100
Accounts payable	24,963	5,514
Accrued liabilities	34,241	33,942
Total Current Liabilities	59,304	39,556

Asset retirement obligation — non-current	1,094	1,213
Other liabilities — non-current	3,064	1,347
Total Liabilities not subject to compromise	63,462	42,116
Liabilities subject to compromise	360,876	456,339
Total Liabilities	424,338	498,455
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 48,634,709 shares issued and 46,851,048 shares outstanding at September 30, 2020 and 49,124,313 shares issued and 47,340,652 shares outstanding at June 30, 2020	450	455
Additional paid-in capital	244,454	244,021
Retained deficit	(212,105)	(230,729)
Less: 1,783,661 common shares in treasury, at cost, at September 30, 2020 and 1,783,661 common shares in treasury, at cost, at June 30, 2020	(6,812)	(6,812)
Total Stockholders’ Equity	25,987	6,935
Total Liabilities and Stockholders’ Equity	$450,325	$505,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Operations (unaudited)

Three Months Ended

September 30, 2020 and 2019

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Net sales	$161,546	$224,439
Cost of sales	110,476	143,307
Gross profit	51,070	81,132
Selling, general and administrative expenses	62,069	89,783
Restructuring and abandonment expenses	5,489	—
Operating loss	(16,488)	(8,651)
Other income/(expense):
Interest expense	(2,753)	(665)
Reorganization items, net	37,624	—
Other income, net	5	67
Other income/(expense) total	34,876	(598)
Income/(loss) before income taxes	18,388	(9,249)
Income tax expense/(benefit)	(236)	380
Net income/(loss)	$18,624	$(9,629)
Earnings Per Share
Net income/(loss) per common share:
Basic	$0.41	$(0.21)
Diluted	$0.41	$(0.21)
Weighted average number of common shares:
Basic	45,462	44,955
Diluted	45,462	44,955
Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended September 30, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2020	47,341	$455	$244,021	$(230,729)	$(6,812)	$6,935
Net income	—	—	—	18,624	—	18,624
Share-based compensation	—	—	428	—	—	428
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(490)	(5)	5	—	—	—
Balance at September 30, 2020	46,851	$450	$244,454	$(212,105)	$(6,812)	$25,987

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309
Net loss	—	—	—	(9,629)	—	(9,629)
Cumulative effect of change in accounting principle	—	—	—	(601)	—	(601)
Share-based compensation	—	—	720	—	—	720
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,055	(3)	3	—	—	—
Balance at September 30, 2019	47,738	$462	$242,179	$(74,030)	$(6,812)	$161,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended September 30, 2020 and 2019

(In thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$18,624	$(9,629)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,384	6,383
Loss on abandonment of assets	4,804	—
Amortization of financing fees	2,466	54
(Gain)/loss on disposal of assets	(1,037)	133
Share-based compensation	582	705
Gain on lease terminations	(82,010)	—
Construction allowances from landlords	120	247
Change in operating assets and liabilities:
Inventories	6,651	(48,010)
Prepaid and other current assets	3,152	273
Accounts payable	18,639	21,093
Accrued liabilities	37,809	3,422
Operating lease assets and liabilities	(351)	(490)
Income taxes payable	—	470
Other liabilities — non-current	1,411	97
Net cash provided by/(used in) operating activities	15,244	(25,252)
Cash flows from investing activities:
Capital expenditures	(619)	(4,744)
Proceeds from sales of assets	1,096	10
Net cash provided by/(used in) investing activities	477	(4,734)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	170,280	90,700
Repayments of borrowings under revolving credit facility	(170,280)	(67,450)
Change in cash overdraft	—	692
Payments on finance leases	(69)	(71)
Payment of financing fees	(444)	(7)
Net cash provided by/(used in) financing activities	(513)	23,864
Net increase/(decrease) in cash and cash equivalents	15,208	(6,122)
Cash and cash equivalents, beginning of period	46,676	11,395
Cash and cash equivalents, end of period	$61,884	$5,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Notes to Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.  Other than as disclosed in this document, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for our critical accounting policies.

1.     Basis of presentation — The unaudited interim consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of the interim periods presented and should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The consolidated balance sheet at June 30, 2020 has been derived from the audited consolidated financial statements at that date. These interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

The accompanying unaudited interim consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries.  All entities of the Company were included in the filing of a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) and all entities are included in our consolidated financial statements, thus separate condensed combined financial statements of the entities in the reorganization proceedings are not required.  All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.  Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net loss in any period.  We do not present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2021, which we refer to as fiscal 2021, due in part to the seasonality of our business and the financial impact of the COVID-19 pandemic, including bankruptcy proceedings, discussed further below.

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

COVID-19 Pandemic

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.

On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had reopened as of the end of the prior fiscal year.  In the first quarter of fiscal 2021, we completed the permanent closure of 197 stores.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.  While we have taken actions to minimize costs, some of which are permanent including the closure of 197 stores and the planned closure of our Phoenix distribution center, and mitigate the related risks, there can be no assurance that these measures will continue to provide benefit or that they will be adequate to mitigate future changes in circumstances.

Voluntary Petitions for Reorganization under Chapter 11

On May 27, 2020 (the “Petition Date”), we filed the Chapter 11 Cases.  The Chapter 11 Cases are being jointly administered for procedural purposes.

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

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June 2020, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July 2020, all of these stores were permanently closed.  In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords, and those store closures were completed in August 2020.  In the first quarter of fiscal 2021, we recorded abandonment charges of $4.8 million, related to our Phoenix distribution center closure plan.  We expect to close our Phoenix, Arizona distribution center in the second quarter of fiscal 2021.

On July 10, 2020, in accordance with a final order issued by the Bankruptcy Court on July 10, 2020, we entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with the Franchise Group, Inc. (the “Lender”). Pursuant to the DIP DDTL Agreement, the Lender agreed to lend us up to an aggregate principal amount of $25 million in the form of delayed draw term loans (the “DIP Term Facility”).  See Note 3 for additional information.

On September 23, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”) and a proposed Disclosure Statement in Support of the Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Disclosure Statement”) describing the Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases.

On September 23, 2020, contemporaneously with the filing of the Plan and Disclosure Statement, the Company and its subsidiaries filed an expedited motion for entry of an order (1) approving sale and bidding procedures in connection with a potential sale of assets of the Company and its subsidiaries, (2) authorizing the sale of assets free and clear of all liens, claims, encumbrances and other interests, and (3) granting related relief (the “Bidding Procedures Motion”). The Company believes that the concurrent prosecution of a plan of reorganization and a court-approved process for bidding and potential sale of substantially all of their assets will allow the Company and its subsidiaries to assess the relative benefits of a plan of reorganization and a sale.  The Bidding Procedures Motion provided that the Bankruptcy Court would consider approval of a sale of assets on October 29, 2020 if the Company determined to proceed with a sale of assets.

On October 26, 2020, the Company and its subsidiaries filed a motion with the Bankruptcy Court indicating the Company would not be seeking approval of a sale of assets on October 29, 2020.  On October 26, 2020, the Company also filed a motion indicating the Company was working to make revisions to the Plan and Disclosure Statement and seeking to establish a hearing on November 9, 2020 for consideration of a revised Plan and Disclosure Statement.  The Company reserved the right to continue to pursue a sale of assets if the Company determines that a sale of assets is in the best interests of the bankruptcy estate.

On November 4, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement (the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases.  The Amended Plan and the Amended Disclosure Statement contemplate the proposed financing transactions described in Note 13 below, including the transactions contemplated by the Purchase and Sale Agreement (as defined in Note 13), the proposed New ABL Facility (as defined in Note 13) and the proposed Rights Offering (as defined in Note 13).  Pursuant to the proposed Amended Plan, in exchange for each existing share of the Company’s common stock, an eligible holder would receive (1) one share of the Company’s common stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering.

Information contained in the Amended Plan and the Amended Disclosure Statement, including the proposal to conduct a Rights Offering, is subject to change, whether as a result of amendments or supplements to the Amended Plan or the Amended Disclosure Statement, third-party actions, or otherwise, and should not be relied upon by any party.

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

Going Concern

Our operating loss for the fiscal year ended June 30, 2020 was $159.2 million, and our operating loss was $16.5 million for the quarter ended September 30, 2020.

The COVID-19 pandemic and the resulting store closures severely reduced our revenues and operating cash flows during the third and fourth quarters of our fiscal year ended June 30, 2020 as well as the first quarter of fiscal 2021.  As described further above, on May 27, 2020, we commenced the Chapter 11 Cases in the Bankruptcy Court. The filing of the Chapter 11 Cases constituted an event of default that caused our obligations under the Pre-Petition ABL Credit Agreement (as defined below in Note 8 “Debt”) to become immediately due and payable. We believe that any efforts to enforce such payment obligations under the Pre-Petition ABL Credit Agreement were stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the Pre-Petition ABL Credit Agreement are subject to the applicable provisions of the Bankruptcy Code and the Bankruptcy Court orders modifying the stay, including the order of the Bankruptcy Court approving the DIP ABL Facility.

Although we are seeking to address any liquidity concerns through the Chapter 11 Cases, the approval of a plan of reorganization or the sale of all or substantially all of our assets is not within our control and uncertainty remains as to whether the Bankruptcy Court will approve a plan of reorganization or a sale of all or substantially all of our assets.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed, or approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt as to our ability to continue as a going concern.

Bankruptcy Accounting

See Note 2 entitled “Bankruptcy Accounting” for additional information regarding the Chapter 11 Cases.

Accounting Pronouncement Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASC 326”), which makes significant changes to the accounting for credit losses on financial assets and disclosures.  The standard requires immediate recognition of management’s estimates of current expected credit losses.  We adopted ASC 326 in the first quarter of fiscal 2021.  The adoption did not have a material impact to our consolidated financial statements.

2.     Bankruptcy Accounting

Bankruptcy Accounting

The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”). ASC 852 requires that the consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on our consolidated statements of operations. In addition, pre-petition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise on our unaudited interim consolidated balance sheet as of September 30, 2020.

As of September 30, 2020, these liabilities were reported at the amounts expected to be allowed as claims by the Bankruptcy Court. Where there was uncertainty about whether a secured claim would be paid or impaired pursuant to the Chapter 11 Cases, we classified the entire amount of the claim as an outstanding liability subject to compromise as of September 30, 2020. For specific discussion on balances of liabilities subject to compromise and reorganization items, see below. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the full amount of pre-petition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ investment accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business.

Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition indebtedness was subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of our businesses and assets. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business as well as certain insurance, tax, and principal and interest payments. We have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims, we notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. Our liabilities subject to compromise represent the estimate as of September 30, 2020 of claims expected.  Pre-petition liabilities that are subject to compromise were required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise in our condensed consolidated balance sheet include the following as of September 30, 2020 (in thousands):

Accounts payable	$82,657
Accrued expenses	38,546
Operating lease liabilities	48,549
Lease liabilities - non-current	191,046
Other liabilities - non-current	78
Liabilities subject to compromise	$360,876

Restructuring, Impairment and Abandonment Charges

Restructuring and abandonment charges total $5.5 million for the first fiscal quarter ended September 30, 2020, and include the following (in thousands):

Restructuring costs:
Severance and compensation related costs	$685
Total restructuring costs	$685

Abandonment costs:
Accelerated recognition of operating lease right-of-use assets	4,804
Total abandonment costs	$4,804

Total restructuring and abandonment costs	$5,489

The restructuring and abandonment costs shown above primarily relate to our permanent store and Phoenix, Arizona distribution center closing plans.  These decisions were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases.

Reorganization Items

Reorganization items included in our consolidated statement of operations represent amounts directly resulting from the Chapter 11 Cases and total a net benefit of $37.6 million for the first fiscal quarter ended September 30, 2020, and include the following (in thousands):

Reorganization items, net:
Professional and legal fees	$9,846
Gains on lease terminations, net of estimated claims	$(47,470)
Total reorganization items, net	$(37,624)

During the first quarter of fiscal 2021, the leases for store locations related to our permanent closure plan were rejected and the related lease liabilities were reduced to the amount of estimated claims allowable by the bankruptcy court, resulting in the $47.5 million gain shown above.

Cash paid for reorganization items during the first fiscal quarter ended September 30, 2020 was $10.2 million and related to professional and legal fees.  As of September 30, 2020, $4.3 million of professional fees were unpaid and accrued in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Balance Sheet.

3.     Revenue recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, as well as a corresponding returns asset in “Other Assets” in the Consolidated Balance Sheet, and we use historical customer return behavior to estimate our reserve requirements.  No impairment of the returns asset was identified or recorded as of September 30, 2020.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was less than $0.1 million in the first quarter of fiscal 2021 and was $0.1 million in the first quarter of fiscal 2020.   The gift card liability is included in “Accrued liabilities” in the Consolidated Balance Sheet.  We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on September 30, 2020 range between $1.64 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014.  There were 3.5 million shares available for grant under the 2014 Plan at September 30, 2020.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock or a cash payment based on the value of our common stock at vesting.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock on the date of the grant.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of September 30, 2020, there were 1,177,396 shares of restricted stock and 1,094,785 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $2.28 and $1.90 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of September 30, 2020, there were 287,348 unvested performance-based restricted stock awards and performance-based restricted stock units payable in cash outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Amortization of share-based compensation during the period	$428	$720
Amounts capitalized in ending inventory	(92)	(201)
Amounts recognized and charged to cost of sales	246	186
Amounts charged against income for the period before tax	$582	$705

5.     Commitments and contingencies — Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 1.

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

6.     Leases — We conduct substantially all operations from leased facilities, with the exception of the corporate headquarters in Dallas and the Dallas warehouse, distribution and retail complex, which are owned facilities.  The other warehouse facility, which we plan to permanently close in the second quarter of fiscal 2021, and all other retail store locations are under operating leases that will expire over the next 1 to 11 years.  Many of our leases include options to renew at our discretion.  We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that expire generally within 60 months.

Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and remeasurement during the current quarter, and which continues into our second quarter of fiscal 2021.  As a result of the remeasurements and terminations of rejected leases, we reduced our operating lease right-of-use assets by approximately $32 million and our operating lease liabilities by approximately $113 million, recording a gain of approximately $81 million, which is included in Reorganization items, net (see Note 2) in the unaudited interim Consolidated Statement of Operations.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease cost	$15,039	$24,068
Variable lease cost	3,956	6,553
Finance lease cost:
Amortization of right-of-use assets	73	71
Interest on lease liabilities	6	8
Total lease cost	$19,074	$30,700

Total lease costs shown above excludes $4.8 million recorded for accelerated recognition of rent expense as a result of planned abandonment due to our Phoenix distribution center closing plan.

The table below presents additional information related to the Company’s leases as of September 30, 2020:

As of September 30, 2020
Weighted average remaining lease term (in years)
Operating leases	5.2
Finance leases	1.5
Weighted average discount rate
Operating leases	7.6%
Finance leases	2.4%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

Three Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,732
Operating cash flows from finance leases	5
Financing cash flows from finance leases	69
Right-of-use assets obtained in exchange for operating lease liabilities	(115,285)

Maturities of lease liabilities were as follows as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2021 (remaining)	$47,974	$211	$48,185
2022	63,364	125	63,489
2023	55,079	—	55,079
2024	43,190	—	43,190
2025	34,448	—	34,448
2026	21,292	—	21,292
Thereafter	25,653	—	25,653
Total lease payments	$291,000	$336	$291,336
Less: Interest	51,405	14	51,419
Total lease liabilities	$239,595	$322	$239,917
Less: Current lease liabilities	48,549	257	48,806
Non-current lease liabilities	$191,046	$65	$191,111

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our consolidated balance sheet.  As of September 30, 2020, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

7.     Earnings per common share — The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2020	2019
Net income/(loss)	$18,624	$(9,629)
Less: Income to participating securities	—	—
Net income/(loss) attributable to common shares	$18,624	$(9,629)
Weighted average number of common shares outstanding — basic	45,462	44,955
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding — diluted	45,462	44,955
Net income/(loss) per common share — basic	$0.41	$(0.21)
Net income/(loss) per common share — diluted	$0.41	$(0.21)

For the quarter ended September 30, 2020, options representing the rights to purchase approximately 2.6 million weighted average shares were excluded in the dilutive earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.  For the quarter ended September 30, 2019, all options representing the rights to purchase shares were excluded in the dilutive earnings per share calculation, because the assumed exercise of such options would have been anti-dilutive.

8.     Debt — We are party to a credit agreement which provided for an asset-based, five-year senior secured revolving credit facility in the original amount of up to $180.0 million which was scheduled to mature on January 29, 2024 (the “Pre-Petition ABL Credit Agreement”). The availability of funds under the Pre-Petition ABL Credit Agreement was limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Pre-Petition ABL Credit Agreement. Our indebtedness under the Pre-Petition ABL Credit Agreement is secured by a lien on substantially all of our assets.

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

As of September 30, 2020, we had $0.1 million outstanding under the Pre-Petition ABL Credit Agreement.  The filing of the Chapter 11 Cases on May 27, 2020, was an event of default under the Pre-Petition ABL Credit Agreement, making all amounts outstanding under the existing Pre-Petition ABL Credit Agreement immediately due and payable. As of September 30, 2020, all outstanding borrowings under the existing agreement are reflected as a current liability in the Consolidated Balance Sheet.  As discussed in Note 1, we believe that any efforts to enforce such payment obligations under the Pre-Petition ABL Credit Agreement were stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the Pre-Petition ABL Credit Agreement are subject to the applicable provisions of the Bankruptcy Code and any Bankruptcy Court orders modifying the stay, including the orders of the Bankruptcy Court approving the DIP ABL Facility.

The fair value of the Company’s debt approximated its carrying amount as of September 30, 2020.

As no availability remains under the Pre-Petition ABL Credit Agreement, unused commitment fees and interest charges ceased.

At September 30, 2019, we had $57.9 million of borrowings outstanding under the Pre-Petition ABL Agreement, $8.9 million of outstanding letters of credit and availability of $65.3 million. Letters of credit under the Revolving Credit Facility are generally for self-insurance purposes.

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

Under the terms of the DIP ABL Credit Agreement, amounts available for advances are subject to a borrowing base generally consistent with the borrowing base under the Pre-Petition ABL Credit Agreement, subject to certain agreed upon exceptions. The DIP ABL Credit Agreement requires that all proceeds of advances under the DIP ABL Facility be used only for ordinary course general corporate and working capital purposes, costs of administration of the Chapter 11 Cases, certain professional fees and fees and expenses relating to the DIP ABL Facility, in each case, in accordance with a cash flow budget that will be updated periodically, subject to certain permitted variances. The DIP ABL Credit Agreement requires that all cash received by us (other than proceeds of the DIP ABL Facility) be applied to repay outstanding amounts under the Pre-Petition ABL Credit Agreement.  As of September 30, 2020, we had no amounts outstanding under the DIP ABL Facility, $8.8 million of outstanding letters of credit and approximately $27.0 million of borrowing capacity available under the DIP ABL Facility.

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

DIP Term Facility

On July 10, 2020, in accordance with a final order issued by the Bankruptcy Court on that date (the “Final Order”), we entered into the Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with the Franchise Group, Inc., which provides for delayed draw term loans up to an aggregate principal amount of $25 million (the “DIP Term Facility”).  Pursuant to the DIP DDTL Agreement, the Lender agreed to lend us up to an aggregate principal amount of $25 million in the form of delayed draw term loans. The DIP Term Facility is guaranteed by certain of our subsidiaries and secured on a super priority basis by real estate assets owned by us (the “Real Estate Assets”), including our corporate headquarters and warehouse/distribution complex located in Dallas, Texas. The DIP Term Facility will mature on April 10, 2021, which maturity (unless accelerated subject to the terms set forth in the DIP DDTL Agreement) may be extended, subject to payment of an extension fee to the Lender, for an additional three months at our election. The DIP Term Facility will bear interest at a rate per annum based on 3-month LIBOR (with a 1.00% LIBOR floor), plus an interest rate margin of 5.0% (subject to further increase of 2.0% upon the occurrence of an event of default).

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

As of September 30, 2020, we had no amounts outstanding under the DIP Term Facility.

Interest Expense

Interest expense for the first quarter of fiscal 2021 from the DIP ABL Credit Agreement and the DIP Term Facility of $2.8 million was comprised of the amortization of financing fees of $2.6 million and commitment fees of $0.2 million.  Interest expense for the first quarter of fiscal 2020 from the Pre-Petition ABL Credit Agreement of $0.7 million was comprised of interest of $0.5 million, commitment fees of $0.1 million, and the amortization of financing fees of $0.1 million.

9.     Property and equipment, including depreciation — Accumulated depreciation of owned property and equipment as of September 30, 2020 and June 30, 2020 was $201.0 million and $231.1 million, respectively. The decrease in the current quarter was due to the stores closed permanently during the quarter and the resulting property and equipment disposals. As of September 30, 2020, due to the ongoing impact of COVID-19, we performed an interim impairment assessment of our leasehold improvement assets, which included estimated future cash flow assumptions incorporating the impact of our temporary store closures.  As a result of this assessment, while two stores did present indicators of impairment, we determined that no additional store fixed asset impairment was required as the undiscounted projected future cash flows for each store sufficiently recovered the carrying value of the related asset group. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results.  While we believe our estimates and judgments about projected future cash flows are reasonable, future impairment charges may be required if the future cash flows, as projected, do not occur, or if events change requiring us to revise our estimates.

As of September 30, 2020, we assessed the criteria for held for sale classification in light of the current environment and concluded that none met the criteria as of September 30, 2020.

10.     Income taxes —The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years prior to fiscal 2016 and are no longer subject to federal income tax examinations for years prior to fiscal 2013.

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate alternative minimum tax credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we continue to defer qualified payroll taxes and intend to claim the employee retention credit.

The effective tax rate for the quarter ended September 30, 2020 was (1.3%) and resulted in a tax benefit for the quarter.  The effective tax rate for the quarter ended September 30, 2019 was (4.1%), resulting in tax expense for the prior year quarter.  A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense and (benefit) and pretax income/(loss) results from the effects of the valuation allowance.

11.     Cash and cash equivalents — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  As of September 30, 2020 and June 30, 2020, credit card receivables from third party consumer credit card providers were $2.2 million and $3.7 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.

12.     Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of September 30, 2020, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.6 million, and no impairment was identified or recorded.

13.     Subsequent events —

Sale Leaseback

On October 30, 2020, the Company and certain subsidiaries entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Rialto Real Estate Fund IV – Property, LP (the “Purchaser”), pursuant to which the Purchaser agreed to purchase the Company’s Dallas headquarters and warehouse facilities for an aggregate purchase price of $60 million.  Under the terms of Purchase and Sale Agreement, the Company and certain subsidiaries and the Purchaser will enter into lease agreements under which the Company will lease the headquarters and warehouse facilities following the close of the sale under the Purchase and Sale Agreement.  The lease of the headquarters facility will be for a term of 10 years and the lease of the warehouse facilities will be for an initial term of 2.5 years with an option to extend the warehouse facilities lease for one additional year.

The closing under the Purchase and Sale Agreement is subject to the approval of the Bankruptcy Court and other customary closing conditions.  Under the terms of the Purchase and Sale Agreement, and subject to the satisfaction of all conditions to closing, the closing of the transactions contemplated under the Purchase and Sale Agreement shall occur the third business day following the issuance of an order by the Bankruptcy Court confirming the Company’s plan of reorganization, but in no event later than December 31, 2020.

ABL Commitment Letter

On November 2, 2020, the Company and its subsidiaries entered into a commitment letter (the “ABL Commitment Letter”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide, subject to certain conditions, a revolving credit facility in an aggregate amount of $110 million (the “New ABL Facility”).  Pursuant to the ABL Commitment Letter, the closing of the New ABL Facility is subject to customary conditions precedent, including execution of definitive agreements, and is subject to entry of Bankruptcy Court approvals in form and substance acceptable to the Commitment Parties, including issuance of a confirmation order approving the Company’s plan of reorganization in form and substance acceptable to the Commitment Parties.

The proposed terms of the New ABL Facility are set forth in the term sheet attached to the ABL Commitment Letter. The New ABL Facility is expected to include conditions precedent, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size.  The New ABL Facility will require the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels.

Under the proposed terms of the New ABL Facility, amounts available for advances would be subject to a borrowing base as described in the ABL Commitment Letter.  The closing of the New ABL Facility is subject to the Company having a minimum availability of $25 million as determined under the New ABL Facility at the time of closing.  Under the ABL Commitment Letter, borrowings under the New ABL Facility initially will bear interest at a rate equal to the adjusted LIBOR rate plus a spread of 2.75% or the CB rate plus a spread of 1.75%.

The New ABL Facility would be secured by a first priority lien on all present and after-acquired tangible and intangible assets of the Company and its subsidiaries other than certain collateral that will secure bonds to be issued to general unsecured creditors under the Amended Plan (as defined below).  The commitments of the lenders under the proposed New ABL Facility would terminate and outstanding borrowings under the New ABL Facility would mature on the third anniversary of the closing of the New ABL Facility.

Backstop Commitment Letter

On November 3, 2020, the Company entered into a Backstop Commitment Letter (the “Backstop Commitment Letter”) with Osmium Partners, LLC (the “Commitment Party”).  Pursuant to the proposed Amended Plan (as defined below), the Company has proposed to conduct a $40 million rights offering (the “Rights Offering”), under which eligible holders of the Company’s common stock would be granted share purchase rights to purchase up to $24 million of shares of the Company’s common stock, and the Commitment Parties would be granted share purchase rights to purchase up to $16 million of shares of the Company’s common stock.  Pursuant to the Backstop Commitment Letter, the Commitment Party has agreed to purchase all unsubscribed shares in the Rights Offering (the “Backstop Commitment”).  The Backstop Commitment and the related Rights Offering are subject to a number of conditions, including execution of a definitive backstop commitment agreement, approval of the Bankruptcy Court and certain other conditions set forth in the Backstop Commitment Letter.

As consideration for the Backstop Commitment, the Backstop Commitment Letter provides that the Commitment Party would receive a commitment fee equal to 5% of the Backstop Commitment, payable in shares of the Company’s common stock, and 10 million warrants to acquire additional shares of the Company’s common stock at a price equal to 150% of the price in the Rights Offering.  In addition, the Backstop Commitment Letter provides that the Commitment Party would be entitled to appoint three members of the Company’s board of directors, with a maximum board size of eight directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Business Overview

•

We are one of the original off-price retailers and a leading destination for unique home and lifestyle goods.  We are an off-price retailer, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers.  Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices.  Our strong value proposition has established a loyal customer base, who we engage with regularly through social media, email, direct mail, digital media and newspaper circulars.

•

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by the end of the fiscal year.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

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

•

After we filed our Chapter 11 Cases, the Bankruptcy Court granted certain relief requested by the us enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.  See Note 8 – “Debt” to the consolidated financial statements herein for a discussion of the DIP ABL Facility and the DIP Term Facility (each as defined below).

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

•

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July all of these stores were permanently closed.  By August 31, 2020, we closed an additional 65 stores following negotiations with our landlords.  We also expect to close our Phoenix, Arizona distribution center in the second quarter of fiscal 2021.

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

•

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020. As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties, liquidity and capital resources included in this quarterly report may not accurately reflect our operations, properties, liquidity and capital resources following the Chapter 11 process.

•

As a result of the filing of the Chapter 11 Cases, trading of the Company’s common stock on Nasdaq was suspended on June 8, 2020, and the Company’s common stock began trading over the counter in the OTC Pink Market under the symbol “TUESQ”.

Quarter Ended September 30, 2020

•

We operated 490 stores in 40 states as of September 30, 2020. Our store base decreased from 707 stores in 39 states as of September 30, 2019.  During the first quarter of fiscal 2021, we completed the closure of 197 stores, as part of our reorganization plans, and opened two new stores.  We also continued the process to close our Phoenix, Arizona distribution center. These store closures have had and will continue to have an impact on our operating cash flows.

•

Net sales for the first quarter of fiscal 2021 were $161.5 million, a decrease of 28.0%, compared to $224.4 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings, as well as a decrease in sales from comparable stores (which we define as stores open at least five quarters, including stores relocated in the same market and renovated stores) of 16.3%.  The decrease in comparable store sales was due to a 20.3% decrease in customer transactions along with a 5.0% decrease in average ticket. To provide a comparable measure for our continuing stores, we calculated comparable store sales excluding sales for the stores we permanently closed, and estimate that comparable store sales, as further adjusted, declined approximately 18.4% for the first quarter of fiscal 2021.  We believe the decline in comparable store sales was due in part to a decrease in store level inventory.  Average inventory per store was down approximately 57% for the first quarter of fiscal 2021, compared to the same period last year.  This decline was partially due to the strength of sales immediately post re-opening as well as our inability to restock stores rapidly.  Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring COVID outbreak as well as pandemic-related disruptions to the supply chain.  Sales per square foot for the rolling 12-month period ended September 30, 2020 were $100, a decrease of 12.9% from the rolling 12-month period ended September 30, 2019.  We utilize key performance indicators, such as those described above, to evaluate performance of our business.  These measures are defined as described above and throughout management’s discussion and analysis.

•	Gross margin for the first quarter of fiscal 2021 was 31.6%, compared to 36.1% for the same period last year.
•	For the first quarter of fiscal 2021, selling, general and administrative expenses decreased $27.7 million to $62.1 million, from $89.8 million for the same quarter last year.
•

Abandonment and restructuring charges were $5.5 million during the first quarter of fiscal 2021, and related to our permanent store closing plan along with our decision to close our Phoenix distribution center.

•

Our operating loss for the first quarter of fiscal 2021 was $16.5 million, compared to $8.7 million for the same period last year. The operating loss in the current year was primarily the result of lower net sales which were significantly driven by the closure of 197 stores, as well as the estimated 18.4% decrease in comparable store sales for the stores remaining open, and the $5.5 million of abandonment and restructuring charges.

•

Reorganization items were a net benefit of $37.6 million during the first quarter of fiscal 2021, primarily driven by gains on lease terminations for rejected leases, net of estimated claims, partially offset by professional and legal fees incurred as a direct result of the filing of our Chapter 11 Cases.

•

Our net income for the first quarter of fiscal 2021 was $18.6 million, or $0.41 per share, compared to a loss of $9.6 million, or $0.21 loss per share, for the same period last year. The net income in the current year was primarily driven by the benefit from net reorganization items, which primarily resulted from the termination of lease liabilities related to our permanently closed stores for which leases were rejected in the Chapter 11 Cases process.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the first quarter of fiscal 2021 was $25.5 million compared to negative $2.2 million for the same period last year.  Adjusted EBITDA for the first quarter of fiscal 2021 was negative $6.0 million compared to negative $1.5 million for the same period last year.

•

Inventory levels at September 30, 2020 decreased $6.8 million to $108.1 million from $114.9 million at June 30, 2020. Compared to the same date last year, inventories decreased $177.8 million from $285.9 million at September 30, 2019. The decrease in inventory as compared to September 30, 2019 was driven primarily by the disruption to our business caused by the COVID-19 pandemic, and the liquidation of inventory at the 219 stores permanently closed since the end of the first quarter of fiscal 2020.  While our supply chain recommenced operations in mid-June 2020, the disruption to inventory flow is immense.  Inventory turnover for the trailing five quarters as of September 30, 2020 was 3.0 turns, an increase from the trailing five quarter turnover as of September 30, 2019 of 2.6 turns, and was favorably impacted by lower than optimal current inventory levels.

•

Cash and cash equivalents at September 30, 2020 increased $15.2 million to $61.9 million from $46.7 million at June 30, 2020. Compared to the same date last year, cash and cash equivalents increased $56.6 million from $5.3 million at September 30, 2019. We had remaining outstanding borrowings of $0.1 million under our Pre-Petition ABL Credit

Agreement at September 30, 2020 and borrowings of $57.9 million at September 30, 2019.  There were no outstanding borrowings under the DIP ABL Facility or DIP Term Facility at September 30, 2020.  Total liquidity, defined as cash and cash equivalents plus the $27.0 million availability for borrowing under the DIP ABL Facility and $25.0 million available on the DIP Term Facility, was $113.9 million as of September 30, 2020.

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

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2020	2019
Net income/(loss) (GAAP)	$18,624	$(9,629)
Depreciation and amortization	4,384	6,383
Interest expense, net	2,753	663
Income tax provision/(benefit)	(236)	380
EBITDA (non-GAAP)	$25,525	$(2,203)
Share based compensation expense (1)	582	705
Restructuring and abandonment expenses (2)	5,489	—
Reorganization items, net (3)	(37,624)	—
Adjusted EBITDA (non-GAAP)	$(6,028)	$(1,498)

(1)  Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards.  We adjust for these charges to facilitate comparisons from period to period.

(2)  Adjustment includes only certain restructuring expenses, including abandonment charges and compensation costs related to the permanent closure plan for stores and our Phoenix distribution center.  Such costs vary from period to period and management does not consider in our evaluation of ongoing operations.

(3)  Adjustment includes only incremental professional and legal fees incurred after and as a direct result of the filing of the Chapter 11 Cases, along with gains resulting from lease terminations, partially offset by estimated claims.  Such items vary from period to period and are not considered in management's evaluation of the Company’s ongoing operations.

Three Months Ended September 30, 2020

Compared to the Three Months Ended September 30, 2019

Net sales for the first quarter of fiscal 2021 were $161.5 million, a decrease of 28.0%, compared to $224.4 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings, as well as a decrease in sales from comparable stores of 16.3%.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  Stores that are closed are included in the computation of comparable store sales until the month of closure.  The decrease in comparable store sales was due to a 20.3% decrease in customer transactions along with a 5.0% decrease in average ticket. To provide a comparable measure for our continuing stores, we calculated comparable store sales excluding sales for the stores we permanently closed, and estimate that comparable store sales, as further adjusted, declined approximately 18.4% for the first quarter of fiscal 2021.  We believe the decline in comparable store sales was due in part to a decrease in store level inventory.  Average inventory per store was down approximately 57% for the first quarter of fiscal 2021, compared to the same period last year.  This decline was partially due to the strength of sales immediately post re-opening as well as our inability to restock stores rapidly.  Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring COVID outbreak as well as pandemic-related disruptions to the supply chain.  Non-comparable store sales decreased by a total of $34.2 million and resulted in a 1,170 basis point negative impact on net sales.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 219 store closures, partially offset by two store openings, which have occurred since the end of the first quarter of fiscal 2020. Store openings and closings are presented in the table below.

	Store Openings/Closings
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Fiscal Year Ended June 30, 2020
Stores open at beginning of period	685	714	714
Stores opened during the period	2	1	1
Stores closed during the period	(197)	(8)	(30)
Stores open at end of period	490	707	685

We ended the first quarter of fiscal 2021 with 490 stores, compared to 707 stores at September 30, 2019. No stores were relocated during the first quarter of fiscal 2021, while one store was relocated in the first quarter of the prior fiscal year.

Gross profit for the first quarter of fiscal 2021 was $51.1 million, a decrease of 37.0% compared to $81.1 million in gross profit for the first quarter of fiscal 2020.  Gross profit as a percentage of net sales was 31.6% for the first quarter of fiscal 2021, compared to 36.1% for the first quarter of fiscal 2020.  The decrease in gross margin was primarily a result of higher previously incurred supply chain and transportation costs recognized in the current quarter, partially offset by lower markdowns.

Selling, general & administrative (SG&A) expenses for the first quarter of fiscal 2021 decreased $27.7 million to $62.1 million, compared to $89.8 million in the same period last year. The decrease in SG&A was primarily due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and negotiated rents for the ongoing store base, labor costs and depreciation, as well as reduced advertising. Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs. Also contributing to the favorable comparison were lower corporate expenses including reductions in compensation costs and legal and professional fees.  As a percentage of net sales, SG&A expenses were 38.4% for the first quarter of fiscal 2021 compared to 40.0% in the same period last year, leveraging approximately 160 basis points.

Our operating loss was $16.5 million for the first quarter of fiscal 2021, compared to an operating loss of $8.7 million during the first quarter of fiscal 2020.

Interest expense was $2.8 million for the first quarter of fiscal 2021, compared to $0.7 million for in the first quarter of the prior fiscal year.  The increase in the current year period is due to the amortization of financing fees incurred for the DIP financing.

Income tax benefit was $0.2 million in the first quarter of fiscal 2021, compare to income tax expense of $0.4 million in the first quarter of the prior fiscal year.  The effective tax rates for the first quarter of fiscal 2021 and fiscal 2020 were (1.3%) and (4.1%), respectively. A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of September 30, 2020. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.  We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Liquidity and Capital Resources

Cash Flows for the Period Ended September 30, 2020

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2020 was $15.2 million compared to cash used in operating activities of $25.3 million for the three months ended September 30, 2019.  The increase in cash provided by operating activities in the current year was primarily the result of a $54.7 million lower cash usage for inventory due to lower purchases, as compared to the prior year, partially offset by a $16.6 million higher cash usage in accounts payable.  Additionally, July 2020 rents were paid at the end of June 2020, in the fourth quarter of fiscal 2020, favorably impacting cash flows from operations in the first quarter of fiscal 2021.  Prepayment of rents in the first quarter of fiscal 2021 for the second quarter decreased significantly.  There were no significant changes to our vendor payments policy during the three months ended September 30, 2020.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2020 related primarily to $1.1 million of proceeds from the sale of property and equipment at the 197 stores that we permanently closed, and was partially offset by $0.6 million of capital expenditures in the quarter.  Net cash used in investing activities for the three months ended September 30, 2019 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center facilities, equipment, and systems along with improvements related to our corporate office, technology and equipment.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, of approximately $6 million to $8 million in fiscal year 2021, which reflects reduced capital spending as one of the liquidity preservation measures we have taken due to the financial impact of COVID-19.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.5 million for the three months ended September 30, 2020 related primarily to the payment of financing fees paid related to our DIP finance agreements.  Net cash provided by financing activities of $23.9 million for the prior year period related primarily to $23.2 million of net borrowings on our Pre-Petition ABL Credit Agreement, along with a $0.7 million cash overdraft provision.

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

As of September 30, 2020, we had $0.1 million outstanding under the Pre-Petition ABL Credit Agreement, $8.8 million of outstanding letters of credit and no availability. Letters of credit under the Pre-Petition ABL Credit Agreement are generally for self-insurance purposes. See Note 8 to the consolidated financial statements herein and “Liquidity” below for additional information.

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our Pre-Petition ABL Credit Agreement.

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow.  Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by the end of fiscal 2020.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.  While we have taken actions to minimize costs, some of which are permanent including the closure of 197 stores and the planned closure of our Phoenix distribution center, and mitigate the related risks, there can be no assurance that these measures will continue to provide benefit or that they will be adequate to mitigate future changes in circumstances.

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

As of September 30, 2020, cash and cash equivalents were $61.9 million and total liquidity, defined as cash and cash equivalents plus the $27.0 million availability for borrowing under the DIP ABL Facility and $25.0 million available on the DIP Term Facility, was $113.9 million as of September 30, 2020.

As discussed above, in mid-June 2020, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July, all of these stores were permanently closed.  In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords. By the end of August, all of those stores were permanently closed.  We also continue the process to close our Phoenix, Arizona distribution center and expect the closure to be completed in the second quarter of fiscal 2021. These store closures have had and will continue to have an impact on our operating cash flows.

Please refer to Note 1, Note 2, and Note 8 to the consolidated financial statements herein for additional information regarding the Chapter 11 Cases as well as for a discussion of the DIP ABL Facility and the DIP Term Facility.

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

See Note 13 to the consolidated financial statements herein for information regarding proposed financing transactions in connection with the Chapter 11 Cases.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2020.

Except as discussed in Notes 1, 6 and 8 to the Consolidated Financial Statements, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.  Note 6 herein reflects the updated maturities of lease liabilities as of September 30, 2020, subsequent to renegotiations with our landlords and termination of rejected leases.

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

Other than as described in Note 1 of our unaudited consolidated financial statements, as of September 30, 2020, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the first quarter of fiscal 2021 were 4.1% of sales compared to 5.3% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at September 30, 2020 would result in a decline in gross profit and diluted income per share for the first quarter of fiscal 2021 of $0.5 million and $0.01, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements for a summary of recent accounting pronouncements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others.  Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words or words that state other “forward-looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook. Forward looking statements also include statements regarding the proposed transactions contemplated by the proposed Purchase and Sale Agreement, the proposed New ABL Commitment Letter, the proposed Backstop Commitment Letter, the proposed Amended Plan and the proposed Amended Disclosure Statement, the Company’s plans with respect to the Chapter 11 Cases, the Company’s plan to continue its operations while it works to complete the Chapter 11 process, the Company’s debtor-in-possession financings, the Company’s ability to continue as a going concern, the Company’s plans for store closures and lease renegotiations, financial projections and other statements regarding the Company’s proposed reorganization, strategy, future operations, performance and prospects, sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans and merchandising and marketing strategies.

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and Part II, Item 1A “Risk Factors” of this Current Report on Form 10-Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

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

•

the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies we may employ to address our liquidity and capital resources, including our ability to attain additional financing;

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.

During our fiscal 2020 year-end closing process, we identified a material weakness in internal control related to ineffective assessment of impairment of long-lived assets.  Management’s estimation of fair value did not appropriately utilize market participant assumptions.   The material weakness resulted in a material misstatement in our June 30, 2020 financial statements which was identified and corrected prior to filing.  There were no restatements of prior period financial statements and no change in previously released financial results were required as the result of the control deficiency.

Changes in Internal Control Over Financial Reporting

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 6, 2020	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: November 6, 2020	By:	/s/ Kelly J. Munsch
Kelly J. Munsch Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)