Form 10-Q
period 2020-12-31
TUESDAY MORNING CORP/DE
filed 2021-02-05
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2021
Common Stock, par value $0.01 per share	46,894,235

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Balance Sheets

December 31, 2020 (unaudited) and June 30, 2020

(In thousands, except share and per share data)

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$26,244	$46,676
Restricted cash	100,490	—
Inventories	114,424	114,905
Prepaid expenses	10,793	6,353
Other current assets	5,010	7,210
Total Current Assets	256,961	175,144
Property and equipment, net	41,838	68,635
Operating lease right-of-use assets	216,871	258,433
Deferred financing costs	2,954	—
Other assets	3,345	3,178
Total Assets	$521,969	$505,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor-in-possession financing	—	$100
Accounts payable	31,971	5,514
Accrued liabilities	48,773	33,942
Operating lease liabilities	53,155	—
Total Current Liabilities	133,899	39,556

Long-term debt (see Note 8 for amounts due to related parties)	24,439	—
Lease liability — non-current	183,117	—
Asset retirement obligation — non-current	971	1,213
Other liabilities — non-current	2,859	1,347
Total Liabilities not subject to compromise	345,285	42,116
Liabilities subject to compromise	110,043	456,339
Total Liabilities	455,328	498,455
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares at December 31, 2020 and authorized 100,000,000 shares at June 30, 2020; 48,629,874 shares issued and 46,846,213 shares outstanding at December 31, 2020 and 49,124,313 shares issued and 47,340,652 shares outstanding at June 30, 2020	450	455
Additional paid-in capital	244,769	244,021
Retained deficit	(171,766)	(230,729)
Less: 1,783,661 common shares in treasury, at cost, at December 31, 2020 and 1,783,661 common shares in treasury, at cost, at June 30, 2020	(6,812)	(6,812)
Total Stockholders’ Equity	66,641	6,935
Total Liabilities and Stockholders’ Equity	$521,969	$505,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Operations (unaudited)

Three and Six Months Ended

December 31, 2020 and 2019

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$198,625	$324,414	$360,171	$548,853
Cost of sales	138,571	218,638	249,047	361,945
Gross profit	60,054	105,776	111,124	186,908
Selling, general and administrative expenses	63,348	94,677	125,418	184,460
Restructuring and abandonment expenses	1,018	—	6,507	—
Operating income/(loss)	(4,312)	11,099	(20,801)	2,448
Other income/(expense):
Interest expense	(2,514)	(726)	(5,267)	(1,391)
Reorganization items, net	48,142	—	85,766	—
Other income, net	(198)	166	(192)	234
Other income/(expense) total	45,430	(560)	80,307	(1,157)
Income before income taxes	41,118	10,539	59,506	1,291
Income tax expense/(benefit)	779	(398)	543	(18)
Net income	$40,339	$10,937	$58,963	$1,309
Earnings Per Share
Net income per common share:
Basic	$0.88	$0.24	$1.29	$0.03
Diluted	$0.88	$0.24	$1.29	$0.03
Weighted average number of common shares:
Basic	45,511	45,218	45,460	45,086
Diluted	45,511	45,218	45,460	45,086
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended December 31, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at September 30, 2020	46,851	$450	$244,454	$(212,105)	$(6,812)	$25,987
Net income	—	—	—	40,339	—	40,339
Share-based compensation	—	—	315	—	—	315
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(5)	—	—	—	—	—
Balance at December 31, 2020	46,846	$450	$244,769	$(171,766)	$(6,812)	$66,641

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at September 30, 2019	47,738	$462	$242,179	$(74,030)	$(6,812)	$161,799
Net income	—	—	—	10,937	—	10,937
Share-based compensation	—	—	720	—	—	720
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	298	—	—	—	—	—
Balance at December 31, 2019	48,036	$462	$242,899	$(63,092)	$(6,812)	$173,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Stockholders' Equity (unaudited)

Six Months Ended December 31, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2020	47,341	$455	$244,021	$(230,729)	$(6,812)	$6,935
Net income	—	—	—	58,963	—	58,963
Share-based compensation	—	—	743	—	—	743
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(495)	(5)	5	—	—	—
Balance at December 31, 2020	46,846	$450	$244,769	$(171,766)	$(6,812)	$66,641

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309
Net income	—	—	—	1,309	—	1,309
Cumulative effect of change in accounting principle	—	—	—	(601)	—	(601)
Share-based compensation	—	—	1,441	—	—	1,441
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,353	(3)	3		—	—
Balance at December 31, 2019	48,036	$462	$242,899	$(63,092)	$(6,812)	$173,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

(Debtor-in-Possession)

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended December 31, 2020 and 2019

(In thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income	$58,963	$1,309
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	8,306	12,807
Loss on abandonment of assets	5,638	—
Amortization of financing fees	4,747	108
(Gain)/loss on disposal of assets	(1,429)	137
Gain on sale-leaseback	(49,639)	—
Share-based compensation	964	1,559
Gain on lease terminations	(93,264)	—
Construction allowances from landlords	120	483
Change in operating assets and liabilities:
Inventories	260	33,769
Prepaid and other current assets	(6,715)	(578)
Accounts payable	23,440	(23,263)
Accrued liabilities	42,673	1,424
Operating lease assets and liabilities	(5,914)	219
Income taxes payable	—	46
Other liabilities — non-current	1,232	101
Net cash provided by/(used in) operating activities	(10,618)	28,121
Cash flows from investing activities:
Capital expenditures	(1,392)	(8,365)
Proceeds from sale-leaseback	68,566	—
Purchases of intellectual property	—	(20)
Proceeds from sales of assets	1,896	22
Net cash provided by/(used in) investing activities	69,070	(8,363)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	424,659	142,300
Repayments of borrowings under revolving credit facility	(424,759)	(173,350)
Proceeds from term loan	25,000	—
Change in cash overdraft	—	4,957
Payments on finance leases	(120)	(157)
Payment of financing fees	(3,174)	—
Net cash provided by/(used in) financing activities	21,606	(26,250)
Net increase/(decrease) in cash, cash equivalents and restricted cash	80,058	(6,492)
Cash, cash equivalents and restricted cash at beginning of period	46,676	11,395
Cash, cash equivalents and restricted cash at end of period	$126,734	$4,903

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

The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2021, which we refer to as fiscal 2021, due in part to the seasonality of our business and the financial impact of the COVID-19 pandemic, including bankruptcy proceedings, discussed further below.

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

On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had reopened as of the end of the prior fiscal year.  In the first quarter of fiscal 2021, we completed the permanent closure of 197 stores.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.  While we have taken actions to minimize costs, some of which are permanent including the closure of 197 stores and the closure of our Phoenix distribution center, and mitigate the related risks, there can be no assurance that these measures will continue to provide benefit or that they will be adequate to mitigate future changes in circumstances.

Voluntary Petitions for Reorganization under Chapter 11

On May 27, 2020 (the “Petition Date”), we filed the Chapter 11 Cases.  The Chapter 11 Cases were jointly administered for procedural purposes.

Significant Bankruptcy Court Actions

During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  On May 28, 2020, at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court granted relief in conjunction with various motions intended to ensure our ability to continue our ordinary operations after the Petition Date.  The Bankruptcy Court’s orders granting such relief, entered on May 28, 2020 and May 29, 2020, authorized us to, among other things, pay certain pre-petition employee and retiree expenses and benefits, use our existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors and pay certain pre-petition taxes and related fees. In addition, the Bankruptcy Court issued orders approving, among other things, (1) our entry into the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, for itself and the other lenders, which provided for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million (the “DIP ABL Facility”), and (2) our use of cash collateral in accordance with the terms of the DIP ABL Credit Agreement.  See Note 8 to the Consolidated Financial Statements for additional information regarding the DIP ABL Facility.

These orders are significant because they allowed us to operate our businesses in the normal course.

The Bankruptcy Court has issued orders designed to assist us in preserving certain tax attributes during the pendency of the Chapter 11 Cases by establishing, among other things, notification and hearing procedures (the “Procedures”) relating to proposed transfers of its common stock and the taking of worthless stock deductions. The Procedures, among other things, restricted transfers involving, and required notice of the holdings of and proposed transactions by any person or “entity” (as defined the applicable U.S. Treasury Regulations) owning or seeking to acquire ownership of 4.5% or more of the Company’s common stock. The Bankruptcy Court orders provided that any actions in violation of the Procedures (including the notice requirements) would be null and void ab initio, and (a) the person or entity making such a transfer would be required to take remedial actions specified by us to appropriately reflect that such transfer of our common stock is null and void ab initio and (b) the person or entity making such a declaration of worthlessness with respect to our common stock would be required to file an amended tax return revoking such declaration and any related deduction to reflect that such declaration is void ab initio.

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June 2020, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July 2020, all of these stores were permanently closed.  In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords, and those store closures were completed in August 2020.  In the first quarter of fiscal 2021, we recorded abandonment charges of $4.8 million, related to our Phoenix distribution center closure plan.  In the second quarter of fiscal 2021, we recorded abandonment charges of $0.8 million, related to our Phoenix distribution center closure plan.  We closed our Phoenix, Arizona distribution center in the second quarter of fiscal 2021.

On July 10, 2020, in accordance with a final order issued by the Bankruptcy Court on July 10, 2020, we entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with the Franchise Group, Inc. (the “Lender”). Pursuant to the DIP DDTL Agreement, the Lender agreed to lend us up to an aggregate principal amount of $25 million in the form of delayed draw term loans (the “DIP Term Facility”).  See Note 8 for additional information.

On September 23, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Original Plan”) and a proposed Disclosure Statement in Support of the Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Original Disclosure Statement”) describing the Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases.

On September 23, 2020, contemporaneously with the filing of the Original Plan and Original Disclosure Statement, the Company and its subsidiaries filed an expedited motion for entry of an order (1) approving sale and bidding procedures in connection with a potential sale of assets of the Company and its subsidiaries, (2) authorizing the sale of assets free and clear of all liens, claims, encumbrances and other interests, and (3) granting related relief (the “Bidding Procedures Motion”). The Company believed that the concurrent prosecution of a plan of reorganization and a court-approved process for bidding and potential sale of substantially all of their assets would allow the Company and its subsidiaries to assess the relative benefits of a plan of reorganization and a sale.  The Bidding Procedures Motion provided that the Bankruptcy Court would consider approval of a sale of assets on October 29, 2020 if the Company determined to proceed with a sale of assets.

On October 26, 2020, the Company and its subsidiaries filed a motion with the Bankruptcy Court indicating the Company would not be seeking approval of a sale of assets on October 29, 2020.  On October 26, 2020, the Company also filed a motion indicating the Company was working to make revisions to the Original Plan and Original Disclosure Statement and seeking to establish a hearing on November 9, 2020 for consideration of a revised plan of reorganization and disclosure statement.  The Company reserved the right to continue to pursue a sale of assets if the Company determined that a sale of assets is in the best interests of the bankruptcy estate.

On November 4, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and a proposed Amended Disclosure Statement. On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement (the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Amended Plan and the Amended Disclosure Statement contemplated the proposed financing transactions described in Notes 8 and 13 below, including the transactions contemplated by the Purchase and Sale Agreement (as defined in Note 13), the New ABL Facility (as defined in Note 8), the Term Loan Credit Agreement (as defined in Note 8) and the Rights Offering (as defined below).

On November 18, 2020, the Bankruptcy Court issued an order approving the Amended Disclosure Statement.  On December 23, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Amended Plan, with certain modifications described in the Confirmation Order (as modified and confirmed, the “Plan of Reorganization”).  On December 31, 2020, all of the conditions precedent to the Plan of Reorganization were satisfied and the Company completed the transactions contemplated by the Purchase and Sale Agreement, the New ABL Facility and the Term Loan Credit Agreement.

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged (the “Exchange”) for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering. In accordance with the Plan of Reorganization, the Company commenced a $40 million rights offering (the “Rights Offering”), under which eligible holders of the Company’s common stock could purchase up to $24 million of shares of the Company’s common stock at a purchase price of $1.10 per share, and Osmium Partners, LLC or its affiliates, including a special purpose entity affiliate of Osmium Partners, LLC jointly owned with Tensile Capital Management (the “Backstop Party”), could purchase up to $16 million of shares of the Company’s common stock at a purchase price of $1.10 per share.  Pursuant to a backstop commitment agreement, the Backstop Party has agreed to purchase all unsubscribed shares in the Rights Offering. The subscription period for the Rights Offering expired on February 1, 2021, with eligible holders subscribing to purchase approximately $19.8 million of shares, with the Backstop Party to purchase the remaining $20.2 million of shares. The Company expects to close the Rights Offering on February 9, 2021. Pursuant to the terms of the backstop commitment agreement, the Backstop Party will receive a backstop fee equal of $2 million (payable in shares of common stock valued at $1.10 per share) and warrants to purchase 10 million shares of the Company’s common stock at a price of $1.65 per share. In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering will be used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

In accordance with the Plan of Reorganization, effective December 31, 2020, the Company’s board of directors was comprised of nine members, including five continuing directors of the Company, three new directors appointed by the Backstop Party and one director appointed by the equity committee in the Chapter 11 Cases.

De-listing

On May 27, 2020, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock would be delisted from Nasdaq. On June 8, 2020, trading of the Company’s common stock on Nasdaq was suspended.  On July 1, 2020, Nasdaq filed a Form 25 with the SEC to delist the Company’s common stock. During the pendency of the Chapter 11 Cases, the Company’s common stock traded over the counter in the OTC Pink Market under the symbol “TUESQ”. Following the Company’s legal emergence from bankruptcy, on December 31, 2020, the Company’s common stock now trades over the counter on the OTCQX market under the symbol “TUEM.”

Going Concern

Our operating loss for the fiscal year ended June 30, 2020 was $159.2 million, and our operating loss was $20.8 million for the six months of ended December 31, 2020.

The COVID-19 pandemic and the resulting store closures severely reduced our revenues and operating cash flows during the third and fourth quarters of our fiscal year ended June 30, 2020 as well as the first six months of fiscal 2021.  As described further above, on May 27, 2020, we commenced the Chapter 11 Cases in the Bankruptcy Court. Our Plan of Reorganization was confirmed by the Bankruptcy Court on December 23, 2020, and all listed material conditions precedent were deemed resolved by the December 31, 2020 legal effective date of emergence as governed by the Bankruptcy Court.  However, we believe that the remaining significant component of exit financing forthcoming from the ongoing Rights Offering is a critical component required to execute our confirmed Plan of Reorganization.  Therefore, we continue to prepare our financial statements in accordance with Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”) until the completion of the Rights Offering, which we currently expect to close on February 9, 2021.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet fully executed, although approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt as to our ability to continue as a going concern.

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

2.     Bankruptcy Accounting

Bankruptcy Accounting

The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of ASC 852. ASC 852 requires that the consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on our consolidated statements of operations. In addition, pre-petition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise on our unaudited interim consolidated balance sheet as of December 31, 2020.

As of December 31, 2020, these liabilities were reported at the amounts expected to be allowed as claims by the Bankruptcy Court. Where there was uncertainty about whether a secured claim would be paid or impaired pursuant to the Chapter 11 Cases, we classified the entire amount of the claim as an outstanding liability subject to compromise as of December 31, 2020. Pursuant to the Plan of Reorganization, a General Unsecured Claim Fund (Unsecured Creditor Claim Fund) was established for the benefit of holders of Allowed General Unsecured Claims.  Upon the closing of the sale and leaseback of the Corporate Office and the Dallas Distribution Center properties and the issuance of the Term Loan (as defined in Note 8), net proceeds of $67.5 million, after payment of property taxes, and $18.8 million, respectively, were deposited directly into the Unsecured Creditor Claim Fund that is being administered by an independent unsecured claims disbursing agent. The remaining proceeds from the Term Loan not deposited into the Unsecured Creditor Claim Fund, were deposited into our account. In addition, $14.2 million of additional cash was deposited into a segregated bank account at Wells Fargo Bank and is restricted for use in paying compensation for services rendered by professionals on or after the Petition date and prior to the Effective Date (Wells Fargo Restricted Fund).  The $86.3 million and $14.2 million cash balances held in the Unsecured Creditor Claim Fund and the Wells Fargo Restricted Fund, respectively, are recorded as restricted cash on the balance sheet. Upon the completion of the Rights Offering, an additional approximate $40 million will be transferred to the Unsecured Creditor Claim Fund.  For specific discussion on balances of liabilities subject to compromise and reorganization items, see below. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the full amount of pre-petition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ investment accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business.

Our Plan of Reorganization was confirmed on December 23, 2020, and all listed material conditions precedent were resolved by the December 31, 2020 legal effective date of emergence as governed by the Bankruptcy Court.  However, we believe that the remaining significant component of exit financing forthcoming from the ongoing Rights Offering, which we currently expect to close on February 9, 2021, is a critical component required to execute our confirmed Plan of Reorganization.  As a result, we continue to report as a Debtor in Possession for the current period.  The outcome of the Rights Offering will determine whether we qualify for fresh start accounting under ASC 852; therefore, we expect to disclose the effects of the Plan of Reorganization in our third quarter of fiscal 2021 Form 10-Q, subsequent to the closing of the Rights Offering.

Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition indebtedness was subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of our businesses and assets. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business as well as certain insurance, tax, and principal and interest payments. We have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims, we notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. Our liabilities subject to compromise represent the estimate as of December 31, 2020 of claims expected.  Pre-petition liabilities that are subject to compromise were required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts (see above for details on the Unsecured Creditor Claim Fund). On the December 31, 2020, the legal effective date in accordance with the Bankruptcy Court, we assumed leases and other executory contracts, while we rejected others.  Liabilities for those leases and contracts that were assumed are no longer categorized in liabilities subject to compromise, as any pre-petition amounts outstanding were cured prior to the end of the second fiscal quarter.  Estimated allowable claims for those which were rejected are included in accrued expenses.  Liabilities subject to compromise in our condensed consolidated balance sheet include the following as of December 31, 2020 and June 30, 2020 (in thousands):

	As of December 31, 2020	As of June 30, 2020
Accounts payable	$80,450	$83,467
Accrued expenses	29,593	6,630
Operating lease liabilities	-	71,097
Lease liabilities - non-current	-	294,812
Other liabilities - non-current	-	333
Liabilities subject to compromise	$110,043	$456,339

Restructuring, Impairment and Abandonment Charges

Restructuring and abandonment charges total $1.0 million and $6.5 million for the three and six months ended December 31, 2020, respectively, and include the following (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Restructuring costs:
Severance and compensation related costs	$184	$869
Total restructuring costs	$184	$869

Abandonment costs:
Accelerated recognition of operating right-of-use assets	$834	$5,638
Total abandonment costs	$834	$5,638

Total restructuring and abandonment costs	$1,018	$6,507

The restructuring and abandonment costs shown above primarily relate to the permanent closure of our stores and Phoenix, Arizona distribution center.  These decisions were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Reorganization Items

Reorganization items included in our consolidated statement of operations represent amounts directly resulting from the Chapter 11 Cases and total a net benefit of $48.1 million and $85.8 million for the three and six months ended December 31, 2020, respectively, and include the following (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Reorganization items, net:
Professional and legal fees	$20,274	$30,120
Gains on lease termination, net of estimated claims	(18,777)	(66,247)
Gain on sale-leaseback	(49,639)	(49,639)
Total reorganization items, net	$(48,142)	$(85,766)

During the first six months of fiscal 2021, the leases for store locations related to our permanent closure plan, as well as the lease for our Phoenix distribution center, were rejected and the related lease liabilities were reduced to the amount of estimated claims allowable by the Bankruptcy Court, resulting in the $18.8 million and $66.2 million gains shown above for the three and six months ended December 31, 2020, respectively. In the second quarter of fiscal 2021, we executed a sale-leaseback agreement on our owned real estate as part of our Plan of Reorganization, the proceeds of which, along with other sources of financing, will be utilized to satisfy allowed claims and are thus categorized as a reorganization item.  Please refer to Note 13 for additional details regarding the sale-leaseback transactions.

Cash paid for reorganization items during the three and six months ended December 31, 2020 was $9.9 million and $18.9 million, respectively, and related to professional and legal fees.  As of December 31, 2020, $14.7 million of professional fees were unpaid and accrued in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Balance Sheet.

3.     Revenue recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, as well as a corresponding returns asset in “Other Assets” in the Consolidated Balance Sheet, and we use historical customer return behavior to estimate our reserve requirements.  No impairment of the returns asset was identified or recorded as of December 31, 2020.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.1 million in the second quarter of fiscal 2021 and was $0.1 million in the second quarter of fiscal 2020.  Breakage income recognized was $0.1 million in the first six months of fiscal 2021 and was $0.2 million in the first six months of fiscal 2020.  The gift card liability is included in “Accrued liabilities” in the Consolidated Balance Sheet.  We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

4.     Share-based incentive plans — Stock Option Awards. We have established the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but equity awards granted under the 2008 Plan are still outstanding. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, all outstanding equity awards remained in full force and effect under their existing terms.  In addition, the Plan of Reorganization provided for an amendment to the 2014 Plan to increase the number of shares available for future awards by 2.4 million shares.

Stock options were awarded under the 2008 Plan and the 2014 Plan with a strike price at the fair market value equal to the closing price of our common stock on the date of the grant.

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on December 31, 2020 range between $1.64 per share and $20.91 per share.  The 2008 Plan terminated as to new awards as of September 16, 2014.  There were 5.9 million shares available for grant under the 2014 Plan at December 31, 2020.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock or a cash payment based on the value of our common stock at vesting.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock on the date of the grant.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of December 31, 2020, there were 912,933 shares of restricted stock and 1,067,575 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $2.46 and $1.90 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of December 31, 2020, there were 287,348 unvested performance-based restricted stock awards and performance-based restricted stock units payable in cash outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Amortization of share-based compensation during the period	$315	$721	$744	$1,441
Amounts capitalized in ending inventory	(74)	(190)	(166)	(391)
Amounts recognized and charged to cost of sales	141	323	386	509
Amounts charged against income for the period before tax	$382	$854	$964	$1,559

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

6.     Leases — We conduct substantially all operations from leased facilities, including our corporate offices in Dallas and the Dallas warehouse, distribution and retail complex, which are leased as of December 31, 2020, subsequent to the sale and leaseback of those facilities on that date. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 11 years.  Many of our leases include options to renew at our discretion.  We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that generally expire within 60 months.

On December 7, 2020, we entered into an agreement to sell our corporate office and Dallas distribution center properties and leaseback those facilities.  On December 31, 2020, with the authority granted us by the Bankruptcy Court, we executed those transactions.  The lease of the corporate office is for a term of 10 years and the lease of the distribution center is for an initial term of two and one half years, with an option to extend the distribution center lease for one additional year.  We believe it is reasonably certain the option to extend will be exercised.  We determined the sale price represented the fair value of the underlying assets sold and have no continuing involvement with the properties sold other than a normal leaseback.

The two leases, associated with the transaction, were recorded as operating leases.  We will pay approximately $10.3 million in fixed rents and in-substance fixed rents, over the 10 year lease term for the corporate office and we will pay approximately $18.8 million in fixed rents and in-substance fixed rents, for the Dallas distribution center property over the three and one-half year lease term, including the one-year option period as noted above.  Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and remeasurement in the prior quarter, and which continued into our second quarter of fiscal 2021.  As a result of the remeasurements and terminations of rejected leases, we reduced our operating lease right-of-use assets by approximately $32 million and our operating lease liabilities by approximately $124 million, recording a gain of approximately $92 million, which is included in Reorganization items, net (see Note 2) in the unaudited interim Consolidated Statement of Operations.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$19,434	$23,424	$34,473	$47,550
Variable lease cost	3,022	6,328	6,978	12,823
Finance lease cost:
Amortization of right-of-use assets	49	71	122	142
Interest on lease liabilities	1	8	7	16
Total lease cost	$22,506	$29,831	$41,580	$60,531

Total lease costs shown above excludes $0.8 million and $5.6 million recorded in the three and six months ended December 31, 2020, respectively, for accelerated recognition of rent expense as a result of abandonment due to our Phoenix distribution center closure.

The table below presents additional information related to the Company’s leases as of December 31, 2020:

	As of December 31, 2020	As of December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	4.9	6.2
Finance leases	1.2	3.1
Weighted average discount rate
Operating leases	8.3%	5.8%
Finance leases	2.4%	3.8%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,218	$44,037
Operating cash flows from finance leases	7	16
Financing cash flows from finance leases	120	142
Right-of-use assets obtained in exchange for operating lease liabilities	(106,180)	10,573

Maturities of lease liabilities were as follows as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2021 (remaining)	$34,595	$126	$34,721
2022	68,312	125	68,437
2023	58,780	—	58,780
2024	46,392	—	46,392
2025	32,241	—	32,241
2026	19,766	—	19,766
Thereafter	28,635	—	28,635
Total lease payments	$288,721	$251	$288,972
Less: Interest	52,449	21	52,470
Total lease liabilities	$236,272	$230	$236,502
Less: Current lease liabilities	53,155	198	53,353
Non-current lease liabilities	$183,117	$32	$183,149

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our consolidated balance sheet.  As of December 31, 2020, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

7.     Earnings per common share — The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$40,339	$10,937	$58,963	$1,309
Less: Income to participating securities	(137)	(267)	(274)	(15)
Net income attributable to common shares	$40,202	$10,670	$58,689	$1,294
Weighted average number of common shares outstanding — basic	45,511	45,218	45,460	45,086
Effect of dilutive stock equivalents	—	—	—	—
Weighted average number of common shares outstanding — diluted	45,511	45,218	45,460	45,086
Net income per common share — basic	$0.88	$0.24	$1.29	$0.03
Net income per common share — diluted	$0.88	$0.24	$1.29	$0.03

     For the quarters ended December 31, 2020 and December 31, 2019, options representing the rights to purchase approximately 2.6 million weighted average shares and 2.8 million weighted average shares, respectively, were excluded in the dilutive earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.  For the six months ended December 31, 2020 and December 31, 2019, options representing the rights to purchase approximately 2.6 million weighted average shares and 3.0 million weighted average shares, respectively, were excluded in the dilutive earnings per share calculation, because the assumed exercise of such options would have been anti-dilutive.

8.     Debt —

Pre-Petition Financing Agreements

Through December 31, 2020, we were party to a credit agreement which provided for an asset-based, five-year senior secured revolving credit facility in the original amount of up to $180.0 million which was scheduled to mature on January 29, 2024 (the “Pre-Petition ABL Credit Agreement”).  The availability of funds under the Pre-Petition ABL Credit Agreement was limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Pre-Petition ABL Credit Agreement. Our indebtedness under the Pre-Petition ABL Credit Agreement was secured by a lien on substantially all of our assets.

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

 The filing of the Chapter 11 Cases on May 27, 2020, was an event of default under the Pre-Petition ABL Credit Agreement, making all amounts outstanding under the existing Pre-Petition ABL Credit Agreement immediately due and payable. As of December 31, 2020, we had no amounts outstanding under the Pre-Petition ABL Credit Agreement, and that agreement was terminated.

Debtor-In-Possession Financing Agreements

On May 29, 2020, we entered into the DIP ABL Credit Agreement, which provided for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million. The Lenders under the DIP ABL Facility were the existing lenders under the Pre-Petition ABL Credit Agreement.  On July 10, 2020, we entered into the DIP DDTL Agreement, which provided for delayed draw term loans in an amount not to exceed $25 million.  As of December 31, 2020, no amounts were outstanding under the DIP ABL Credit Agreement or the DIP DDTL Agreement, all related financing fees were fully amortized and these agreements were terminated.

Interest Expense

Interest expense for the second quarter of fiscal 2021 from the DIP ABL Credit Agreement and the DIP Term Facility of $2.5 million was comprised of the amortization of financing fees of $2.3 million and commitment fees of $0.2 million.  Interest expense for the second quarter of fiscal 2020 from the Pre-Petition ABL Credit Agreement of $0.7 million was comprised of interest of $0.5 million, commitment fees of $0.1 million, and the amortization of financing fees of $0.1 million.  Interest expense for the first six months of fiscal 2021 from the DIP ABL Credit Agreement and the DIP Term Facility of $5.3 million was comprised of the amortization of financing fees of $4.9 million and commitment fees of $0.4 million.  Interest expense for the first six months of fiscal 2020 from the Pre-Petition ABL Credit Agreement of $1.4 million was comprised of interest of $1.1 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.1 million.

Post-Emergence Financing Arrangements

On December 31, 2020, the Company and its subsidiaries entered into a Credit Agreement (the “New ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”), which provides for a revolving credit facility in an aggregate amount of $110 million (the “New ABL Facility”). The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The New ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels, after the first anniversary of the agreement.

Under the terms of the New ABL Credit Agreement, amounts available for advances would be subject to a borrowing base as described in the New ABL Credit Agreement. Under the New ABL Credit Agreement, borrowings will initially bear interest at a rate equal to the adjusted LIBOR rate plus a spread of 2.75% or the Commercial Bank Floating Bank rate plus a spread of 1.75%.

The New ABL Facility is secured by a first priority lien on all present and after-acquired tangible and intangible assets of the Company and its subsidiaries other than certain collateral that secures the Term Loan (as defined below). The commitments of the Lenders under the New ABL Facility will terminate and outstanding borrowings under the New ABL Facility will mature on December 31, 2023.

As of December 31, 2020, we had no borrowings outstanding under the New ABL Facility, $8.8 million of letters of credit outstanding, and borrowing availability of $45.9 under the New ABL Facility.

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein (the “Term Lenders”), including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC, entered into a Credit Agreement (the “Term Loan Credit Agreement”). Pursuant to the Term Loan Credit Agreement, the Term Lenders provided a term loan of $25 million to the Company (the “Term Loan”). On December 31, 2020, three new directors were selected for membership on the board of directors by the Backstop Party, in accordance with the terms of the Plan of Reorganization. As of December 31, 2020, Tensile Capital Partners Master Fund, LP and affiliates of Osmium Partners, LLC., held $19 million and $1 million, respectively, of the $25 million outstanding Term Loan.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind.  Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New ABL Facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default.  As of December 31, 2020, the outstanding principal balance of the Term Loan was $24.4 million, net of debt issuance costs.

The fair value of the Company’s debt approximated its carrying value at December 31, 2020.

9.     Property and equipment, including depreciation — Accumulated depreciation of owned property and equipment as of December 31, 2020 and June 30, 2020 was $145.2 million and $231.1 million, respectively. The decrease in the current year was due to the stores closed permanently during the first quarter of fiscal 2021, the Phoenix distribution center closure and the sale-leaseback of our corporate office and Dallas distribution center properties in the second quarter of fiscal 2021 which resulted in property and equipment disposals, as discussed in Note 13.

       In the quarter ended December 31, 2020, we sold our corporate office and Dallas distribution center properties and land with a total net book value of $18.9 million in a sale-leaseback transaction (see further discussion in Note 13 below).  Gains related to the sale or other disposal of such assets are presented in reorganization items on our Consolidated Statement of Operations.

        As of December 31, 2020, due to the ongoing impact of COVID-19, we performed an interim impairment assessment of our leasehold improvement assets, which included estimated cash flow assumptions incorporating the impact that temporary store closures and COVID-19 had on cash flows.  As a result of this assessment, while three stores did present indicators of impairment, we determined that no additional store fixed asset impairment was required as the undiscounted projected future cash flows for each store sufficiently recovered the carrying value of the related asset group. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results.  While we believe our estimates and judgments about projected future cash flows are reasonable, future impairment charges may be required if the future cash flows, as projected, do not occur, or if events change requiring us to revise our estimates.

10.     Income taxes —The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years prior to fiscal 2016 and are no longer subject to federal income tax examinations for years prior to fiscal 2013.

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate alternative minimum tax credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we continued to defer qualified payroll taxes through December 31, 2020.  Current and non-current qualified deferred payroll taxes are each $2.1 million as of December 31, 2020.

The effective tax rates for the quarters ended December 31, 2020 and 2019 were 1.9% and (3.8%), respectively. The effective tax rates for the six months ended December 31, 2020 and 2019 were 0.9% and (1.4%), respectively.  A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense and (benefit) and pretax income (loss) results from the effects of the valuation allowance.

11.     Cash, cash equivalents and restricted cash — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  As of December 31, 2020 and June 30, 2020, credit card receivables from third party consumer credit card providers were $1.9 million and $3.7 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.  Restricted cash aggregating $100.5 million consists of $86.3 million, which is being held in the Unsecured Creditor Claim Fund and $14.2 million which is being held in the Wells Fargo Restricted Fund (see Note 2).

12.     Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of December 31, 2020, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.6 million, and no impairment was identified or recorded.

13.     Sale-leaseback — On December 7, 2020, we entered into an agreement to sell our corporate office and Dallas distribution center properties and leaseback those facilities.  On December 31, 2020, with the authority granted us by the Bankruptcy Court, we executed those transactions.  The lease of the corporate office is for a term of 10 years and the lease of the distribution center properties is for an initial term of two and one half years, with an option to extend the distribution center properties lease for one additional year.  We believe it is reasonably certain the option to extend will be exercised.  We determined the sale price represented the fair value of the underlying assets sold and we have no continuing involvement with the properties sold other than a normal leaseback.

The consideration received for the sale, as reduced by closing and transaction costs, was $68.5 million, and the net book value of properties sold was $18.9 million, resulting in a $49.6 million gain, which was immediately recognized as of December 31, 2020.    Cash proceeds were deposited directly into the Unsecured Creditor Claim Fund.  See Notes 2 and 11.

The two leases, associated with the transaction, were recorded as operating leases.  We will pay approximately $10.3 million in fixed rents and in-substance fixed rents, over the 10 year lease term for the corporate office and we will pay approximately $18.8 million in fixed rents and in-substance fixed rents, for the Dallas distribution center properties, over the three and one-half year lease term, including the one-year option period as noted above.  Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

As of December 31, 2020, no operating costs related to these leases have been recorded in the financial statements.

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

•

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by the end of the prior fiscal year and remain open.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

Bankruptcy Filing and Going Concern

•

On May 27, 2020, we commenced the Chapter 11 Cases by filing in the Bankruptcy Court voluntary petitions under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases were jointly administered for procedural purposes.

•

During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

•

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July all of these stores were permanently closed.  By August 31, 2020, we closed an additional 65 stores following negotiations with our landlords.  We also closed our Phoenix, Arizona distribution center in the second quarter of fiscal 2021.

•

On December 23, 2020, the Bankruptcy Court entered an order confirming our Plan of Reorganization.  On December 31, 2020, all of the conditions precedent to the Plan of Reorganization were satisfied and we legally emerged from bankruptcy, resolving all material conditions precedent listed in the Plan of Reorganization.  In connection therewith, we entered into the New ABL Credit Agreement and Term Loan Credit Agreement and the Pre-Petition ABL Credit Agreement, DIP ABL Credit Agreement and DIP DTTL Agreement were terminated.  See Note 8 “Debt” to the consolidated financial statements herein.

•

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged (the “Exchange”) for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering. In accordance with the Plan of Reorganization, the Company commenced the $40 million Rights Offering, under which eligible holders of the Company’s common stock could purchase up to $24 million of shares of the Company’s common stock at a purchase price of $1.10 per share, and the Backstop Party, could purchase up to $16 million of shares of the Company’s common stock at a purchase price of $1.10 per share. The Backstop Party will receive a backstop fee equal of $2 million (payable in shares of common stock valued at $1.10 per share) and warrants to purchase 10 million shares of the Company’s common stock at a price of $1.65 per share. Pursuant to a backstop commitment agreement, the Backstop Party has agreed to purchase all unsubscribed shares in the Rights Offering. The subscription period for the Rights Offering expired on February 1, 2021, with eligible holders subscribing to purchase approximately $19.8 million of shares, with the Backstop Party to purchase the remaining $20.2 million of shares. We expect to close the Rights Offering on February 9, 2021.  In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering will be used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

•

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet fully executed, although approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt as to our ability to continue as a going concern until the Rights Offering closes.
•

As a result of the filing of the Chapter 11 Cases, trading of the Company’s common stock on Nasdaq was suspended on June 8, 2020.  During the pendency of the Chapter 11 Cases, the Company’s common stock traded over the counter in the OTC Pink Market under the symbol “TUESQ”. Following the Company’s legal emergence from bankruptcy, the Company’s common stock now trades over the counter on the OTCQX market under the symbol “TUEM”.

Quarter and Six-months Ended December 31, 2020

•

As of December 31, 2020, we operated 490 stores in 40 states. As of December 31, 2019, we operated 705 stores in 39 states.  During the first six months of fiscal 2021, we completed the closure of 197 stores, as part of our reorganization plans, and opened two new stores.  We also closed our Phoenix, Arizona distribution center. These store closures have had and will continue to have an impact on our operating cash flows.

•

Net sales for the second quarter of fiscal 2021 were $198.6 million, a decrease of 38.8%, compared to $324.4 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings, as well as a decrease in sales from comparable stores (which we define as stores open at least five quarters, including stores relocated in the same market and renovated stores) of 19.9%.  The decrease in comparable store sales was due to a 25.2% decrease in customer transactions, partially offset by a 7.1% increase in average ticket. We believe the decline in comparable store sales was due in part to a decrease in store level inventory.  Sales were impacted by lower store inventory levels, which averaged approximately 48% below last year when compared to the same quarter as well as decreased store traffic resulting from the continuing negative impact of COVID-19.  As of December 31, 2020, store inventory levels on a comparable store basis, were approximately 37% below last year.  This decline was partially due to the strength of sales immediately post re-opening as well as our inability to restock stores rapidly.  Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring COVID outbreak as well as pandemic-related disruptions to the supply chain, which continued to have an impact throughout our second quarter of fiscal 2021.

•

Net sales for the first six months of fiscal 2021 were $360.2 million, a decrease of 34.4%, compared to $548.9 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings, as well as a decrease in sales from comparable stores of 18.4%.  The decrease in comparable store sales was due to a 23.1% decrease in customer transactions, partially offset by a 6.1% increase in average ticket.  To provide a comparable measure for our continuing stores, we calculated comparable store sales excluding sales for the stores we permanently closed, and estimate that comparable store sales, as further adjusted, declined approximately 19.3% for the first six months of fiscal 2021.  Sales per square foot for the rolling 12-month period ended December 31, 2020 were $90, a decrease of 20.9% from the rolling 12-month period ended December 31, 2019, and was negatively impacted by reduced inventory levels.  We utilize key performance indicators, such as those described above, to evaluate performance of our business.  These measures are defined as described above and throughout management’s discussion and analysis. Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring COVID outbreak as well as pandemic-related disruptions to the supply chain, which continued to have an impact throughout our second quarter of fiscal 2021.

•

Gross margin for the second quarter of fiscal 2021 was 30.2%, compared to 32.6% for the same period last year.  Gross margin for the first six months of fiscal 2021 was 30.9%, compared to 34.1% for the same period last year.

•

For the second quarter of fiscal 2021, selling, general and administrative expenses decreased $31.4 million to $63.3 million, from $94.7 million for the same quarter last year. For the first six months of fiscal 2021, selling, general and administrative expenses decreased $59.1 million to $125.4 million, from $184.5 million for the same period last year.

•

Restructuring and abandonment charges were $1.0 million during the second quarter of fiscal 2021 and were $6.5 million during the first six months of fiscal 2021, and related to our permanent store closing plan along with our decision to close our Phoenix distribution center.

•

Our operating loss for the second quarter of fiscal 2021 was $4.3 million, compared to operating income of $11.1 million for the same period last year. The operating loss for the current period was primarily the result of lower net sales which were significantly driven by the closure of 197 stores, as well as the 19.9% decrease in comparable store, and the $1.0 million of restructuring and abandonment charges.  Our operating loss for the first six months of fiscal 2021 was $20.8 million, compared to operating income of $2.4 million for the same period last year.  The operating loss for the current period was primarily the result of lower net sales which were significantly driven by the closure of 197 stores, as well as the estimated 19.3% decrease in comparable store sales for the stores remaining open, and the $6.5 million of restructuring and abandonment charges.

•

Reorganization items were a net benefit of $48.1 million during the second quarter of fiscal 2021, primarily driven by the gain on the sale-leaseback transaction in which we sold our corporate office and Dallas distribution center properties, gains on lease terminations for rejected leases, net of estimated claims, partially offset by professional and legal fees incurred as a direct result of the filing of our Chapter 11 Cases.  Reorganization items were a net benefit of $85.8 million during the first six months of fiscal 2021, primarily driven by gains on lease terminations for rejected leases, net of estimated claims, and the gain on sale-leaseback transaction in which we sold our corporate office and Dallas distribution center properties, partially offset by professional and legal fees incurred as a direct result of the filing of our Chapter 11 Cases.

•

Our net income for the second quarter of fiscal 2021 was $40.3 million, or $0.88 per share, compared to $10.9 million, or $0.24 per share, for the same period last year. The net income in the current year was primarily driven by the benefit from net reorganization items, which primarily resulted from the gain on sale-leaseback transaction in which we sold our corporate office and Dallas distribution center properties and the termination of lease liabilities related to our permanently closed stores for which leases were rejected in the Chapter 11 Cases process.  Our net income for the first six months of fiscal 2021 was $59.0 million, or $1.29 per share, compared to $1.3 million, or $0.03 per share, for the same period last year. The net income in the current year was primarily driven by the benefit from net reorganization items, which primarily resulted from the gain on sale-leaseback transaction in which we sold our corporate office and Dallas distribution center properties and, the termination of lease liabilities related to our permanently closed stores for which leases were rejected in the Chapter 11 Cases process.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the second quarter of fiscal 2021 was $47.6 million compared to $17.7 million for the same period last year.  Adjusted EBITDA for the second quarter of fiscal 2021 was $0.8 million compared to $18.5 million for the same period last year.  EBITDA for the first six months of fiscal 2021 was $73.1 million compared to $15.5 million for the same period last year.  Adjusted EBITDA for the first six months of fiscal 2021 was negative $5.2 million compared to $17.0 million for the same period last year.

•

Inventory levels at December 31, 2020 decreased $0.5 million to $114.4 million from $114.9 million at June 30, 2020. Compared to the same date last year, inventories decreased $89.6 million from $204.0 million at December 31, 2019.  The decrease in inventory as compared to December 31, 2019 was driven primarily by the disruption to our business caused by the COVID-19 pandemic, and the liquidation of inventory at the 217 stores permanently closed since the end of the second quarter of fiscal 2020.  While our supply chain recommenced operations in mid-June 2020, the disruption to inventory flow is immense.  Inventory turnover for the trailing five quarters as of December 31, 2020 was 3.2 turns, an increase from the trailing five quarter turnover as of December 31, 2019 of 2.7 turns, and was favorably impacted by lower than optimal current inventory levels and higher merchandise sell-through rates.

•

Cash and cash equivalents, excluding restricted cash (as discussed below in Liquidity), at December 31, 2020 decreased $20.5 million to $26.2 million from $46.7 million at June 30, 2020. Compared to the same date last year, cash and cash equivalents increased $21.3 million from $4.9 million at December 31, 2019.  We had no balances outstanding under our ABL Credit Agreement at December 31, 2020 compared to borrowings of $57.9 million at December 31, 2019 under our Pre-Petition ABL Credit Agreement.  There were no outstanding borrowings under the DIP ABL Facility or DIP Term Facility at December 31, 2020, as those agreements were terminated on that date.  Total liquidity, defined as cash and cash equivalents plus the $45.9 million availability for borrowing under the New ABL Facility, was $72.1 million as of December 31, 2020.

•

Preliminary comparable store sales for the month ended January 31, 2021 increased approximately 0.2%, which represents a significant improvement from our second quarter ended December 31, 2020 trend.  Sales continued to be impacted by lower store inventory levels and decreased store traffic resulting from the continuing negative impact of COVID-19.  As of January 31, 2021, store inventory levels on a comparable basis were approximately 33.5% below last year. This decrease compares favorably to our ending position as of December 31, 2020.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income/(loss) (GAAP)	$40,339	$10,937	$58,963	$1,309
Depreciation and amortization	3,922	6,424	8,306	12,807
Interest expense, net	2,514	719	5,267	1,382
Income tax provision/(benefit)	779	(398)	543	(18)
EBITDA (non-GAAP)	$47,554	$17,682	$73,079	$15,480
Share based compensation expense (1)	382	854	964	1,559
Restructuring and abandonment expenses (2)	1,018	—	6,507	—
Reorganization items, net (3)	(48,142)	—	(85,766)	—
Adjusted EBITDA (non-GAAP)	$812	$18,536	$(5,216)	$17,039

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

(3)  Adjustment includes only incremental professional and legal fees incurred after and as a direct result of the filing of the Chapter 11 Cases, along with gains resulting from lease terminations, gain on sale-leaseback, partially offset by estimated claims.  Such items vary from period to period and are not considered in management's evaluation of the Company’s ongoing operations.

Three Months Ended December 31, 2020

Compared to the Three Months Ended December 31, 2019

Net sales for the second quarter of fiscal 2021 were $198.6 million, a decrease of 38.8%, compared to $324.4 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings, as well as a decrease in sales from comparable stores of 19.9%.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  Stores that are closed are included in the computation of comparable store sales until the month of closure.  The decrease in comparable store sales was due to a 25.2% decrease in customer transactions, partially offset by a 7.1% increase in average ticket. We believe the decline in comparable store sales was due in part to a decrease in store level inventory.  Sales were significantly impacted by lower store inventory levels, which averaged approximately 48% below last year over the quarter as well as decreased store traffic resulting from the continuing negative impact of COVID-19.  As of December 31, 2020, store inventory levels on a comparable store basis, were approximately 37% below last year.  This decline was partially due to the strength of sales immediately post re-opening as well as challenges related to restocking stores rapidly.  Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring 2020 COVID outbreak as well as pandemic-related disruptions to the supply chain.  Non-comparable store sales decreased by a total of $76.7 million.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 217 store closures, slightly offset by two store openings, which have occurred since the end of the second quarter of fiscal 2020. We expect inventory levels to increase throughout the spring and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions.  Store openings and closings are presented in the table below.

	Store Openings/Closings
	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Fiscal Year Ended June 30, 2020
Stores open at beginning of period	490	707	714
Stores opened during the period	—	—	1
Stores closed during the period	—	(2)	(30)
Stores open at end of period	490	705	685

We ended the second quarter of fiscal 2021 with 490 stores, compared to 705 stores at December 31, 2019. No stores were relocated during the second quarter of either fiscal 2021 or fiscal 2020.

Gross profit for the second quarter of fiscal 2021 was $60.1 million, a decrease of 43.2% compared to $105.8 million in gross profit for the second quarter of fiscal 2020.  Gross profit as a percentage of net sales was 30.2% for the second quarter of fiscal 2021, compared to 32.6% for the second quarter of fiscal 2020.  The decrease in gross margin was primarily a result of higher supply chain and transportation costs recognized in the current quarter, partially offset by lower markdowns.

Selling, general & administrative (SG&A) expenses for the second quarter of fiscal 2021 decreased $31.4 million to $63.3 million, compared to $94.7 million in the same period last year.  The decrease in SG&A was primarily due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and renegotiated rents for the ongoing store base. Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs. Labor costs and depreciation were also lower on the smaller store base. Also contributing to the favorable comparison were reduced advertising and lower corporate expenses including reductions in compensation costs and legal and professional fees.  As a percentage of net sales, SG&A expenses were 31.9% for the second quarter of fiscal 2021 compared to 29.2% in the same period last year, deleveraging approximately 270 basis points, on lower sales.

Our operating loss was $4.3 million for the second quarter of fiscal 2021, compared to operating income of $11.1 million during the second quarter of fiscal 2020.

Interest expense was $2.5 million for the second quarter of fiscal 2021, compared to $0.7 million for in the second quarter of the prior fiscal year.  The increase in the current year period is primarily due to the amortization of financing fees incurred for the DIP ABL and DIP Term Loan financing, partially offset by lower interest on reduced borrowings in the current period.

Income tax expense was $0.8 million in the second quarter of fiscal 2021, compared to income tax benefit of $0.4 million in the second quarter of the prior fiscal year.  The effective tax rates for the second quarter of fiscal 2021 and fiscal 2020 were 1.9% and (3.8%), respectively. A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of

December 31, 2020. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.  We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Six Months Ended December 31, 2020

Compared to the Six Months Ended December 31, 2019

Net sales for the first six months of fiscal 2021 were $360.2 million, a decrease of 34.4%, compared to $548.9 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings, as well as a decrease in sales from comparable stores of 18.4%.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  Stores that are closed are included in the computation of comparable store sales until the month of closure.  The decrease in comparable store sales was due to a 23.1% decrease in customer transactions, partially offset by a 6.1% increase in average ticket.  To provide a comparable measure for our continuing stores, we calculated comparable store sales excluding sales for the stores we permanently closed, and estimate that comparable store sales, as further adjusted, declined approximately 19.3% for the first six months of fiscal 2021.  We believe the decline in comparable store sales was due in part to a decrease in store level inventory.  Sales were significantly impacted by lower store inventory levels, which averaged approximately 49% below last year for the six months as well as decreased store traffic resulting from the continuing negative impact of COVID-19.  As of December 31, 2020, store inventory levels on a comparable store basis, were approximately 37% below last year.  This decline was partially due to the strength of sales immediately post re-opening as well as challenges related to restocking stores rapidly.  Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring 2020 COVID outbreak as well as pandemic-related disruptions to the supply chain.  Non-comparable store sales decreased by a total of $110.9 million.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. The non-comparable store sales decrease was driven by 217 store closures, slightly offset by two store openings, which have occurred since the end of the first six months of fiscal 2020. We expect inventory levels to increase throughout the spring and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions. Store openings and closings are presented in the table below.

	Store Openings/Closings
	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019	Fiscal Year Ended June 30, 2020
Stores open at beginning of period	685	714	714
Stores opened during the period	2	1	1
Stores closed during the period	(197)	(10)	(30)
Stores open at end of period	490	705	685

We ended the first six months of fiscal 2021 with 490 stores, compared to 705 stores at December 31, 2019. No stores were relocated during the first six months of fiscal 2021, while one store was relocated in the first six months of the prior fiscal year.

Gross profit for the first six months of fiscal 2021 was $111.1 million, a decrease of 40.6% compared to $186.9 million in gross profit for the first six months of fiscal 2020.  Gross profit as a percentage of net sales was 30.9% for the first six months of fiscal 2021, compared to 34.1% for the first six months of fiscal 2020.  The decrease in gross margin was primarily a result of higher supply chain and transportation costs recognized in the current quarter, partially offset by lower markdowns.

Selling, general & administrative (SG&A) expenses for the first six months of fiscal 2021 decreased $59.1 million to $125.4 million, compared to $184.5 million in the same period last year.  The decrease in SG&A was primarily due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and renegotiated rents for the ongoing store base. Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs. Labor costs and depreciation were also lower on the smaller store base.  Also contributing to the favorable comparison were reduced advertising costs and lower corporate expenses including reductions in compensation costs and legal and professional fees.  As a percentage of net sales, SG&A expenses were 34.8% for the first six months of fiscal 2021 compared to 33.6% in the same period last year, deleveraging approximately 120 basis points, on lower sales.

Our operating loss was $20.8 million for the first six months of fiscal 2021, compared to operating income of $2.4 million during the first six months of fiscal 2020.

Interest expense was $5.3 million for the first six months of fiscal 2021, compared to $1.4 million for in the first six months of the prior fiscal year.  The increase in the current year period is primarily due to the amortization of financing fees incurred for the DIP financing, partially offset by lower interest on reduced borrowings in the current period.

Income tax expense was $0.5 million in the first six months of fiscal 2021, compared to income tax benefit of $18 thousand for the same period in the prior fiscal year.  The effective tax rates for the first six months of fiscal 2021 and fiscal 2020 were 0.9% and (1.4%), respectively.  A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of December 31, 2020. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.  We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Liquidity and Capital Resources

Cash Flows for the Period Ended December 31, 2020

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended December 31, 2020 was $10.6 million compared to cash provided by operations of $28.1 million for the six months ended December 31, 2019.  The higher cash usage in operating activities in the current year was primarily the result of $18.9 million of cash paid for reorganization expenses, $23.2 million lower operating income in the current year, and $6.1 million higher cash usage for prepaid expenses. There were no significant changes to our vendor payments policy during the six months ended December 31, 2020.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2020 related primarily to $68.6 million of proceeds from the sale of our corporate office and Dallas distribution center properties, along with $1.9 million of property and equipment at the 197 stores that we permanently closed, and was partially offset by $1.4 million of capital expenditures in the first six months of fiscal 2021.  Net cash used in investing activities for the six months ended December 31, 2019 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center, equipment, and systems along with improvements related to our corporate office, technology and equipment.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, of approximately $3 million to $5 million in fiscal year 2021, which reflects reduced capital spending as one of the liquidity preservation measures we have taken due to the financial impact of COVID-19.

Cash Flows from Financing Activities

Net cash provided by financing activities of $21.6 million for the six months ended December 31, 2020 related primarily to the proceeds of $25.0 from the Term Loan, partially offset by the payment of financing fees of $3.2 million.  Net cash used in financing activities of $26.3 million for the prior year period related primarily to $31.1 million of net payments on our Pre-Petition ABL Credit Agreement, along with a $5.0 million cash overdraft provision.

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under a credit agreement providing for an asset-based, five year senior secured revolving credit facility in the original amount of up to $180.0 million that was scheduled to mature on January 29, 2024 (the “Pre-Petition ABL Credit Agreement”). The availability of funds under the Pre-Petition ABL Credit Agreement was limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Pre-Petition ABL Credit Agreement. Our indebtedness under the Pre-Petition ABL Credit Agreement was secured by a lien on substantially all of our assets.

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow.  Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by the end of fiscal 2020.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.  While we have taken actions to minimize costs, some of which are permanent including the closure of 197 stores and the closure of our Phoenix distribution center, and mitigate the related risks, there can be no assurance that these measures will continue to provide benefit or that they will be adequate to mitigate future changes in circumstances.

The filing of the Chapter 11 Cases was an event of default under the Pre-Petition ABL Credit Agreement and no further borrowings were available under the Pre-Petition ABL Credit Agreement. To provide for liquidity during the Chapter 11 Cases, we entered into agreements for debtor-in-possession financing.  On May 29, 2020, in accordance with an order of the Bankruptcy Court, Debtors entered into the DIP ABL Credit Agreement, which provided for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100 million.  Under the terms of the DIP ABL Credit Agreement, amounts available for advances were subject to a borrowing base generally consistent with the borrowing base under the Pre-Petition ABL Credit Agreement, subject to certain agreed upon exceptions. On July 10, 2020, we entered into the DIP DDTL Agreement, which provided for delayed draw term loans in an amount not to exceed $25 million.  As of December 31, 2020, no amounts were outstanding under the DIP ABL Credit Agreement or the DIP DDTL Agreement, and these agreements were terminated.

In connection with our legal emergence from bankruptcy, resolving all material conditions precedent listed in the Plan of Reorganization, on December 31, 2020, we entered into the New ABL Credit Agreement and Term Loan Credit Agreement and completed the sale-leaseback transactions with respect to our corporate office and Dallas distribution center properties.  See Notes 8 and 13 to the consolidated financial statements herein.  In addition, we commenced the $40 million Rights Offering, which we expect to complete on February 9, 2021.  In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering will be used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

Following our legal emergence from bankruptcy, we expect to fund its operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility.

As of December 31, 2020, cash and cash equivalents, excluding restricted cash, were $26.2 million and total liquidity, defined as cash and cash equivalents plus the $45.9 million availability for borrowing under the New ABL Facility, was $72.1 million as of December 31, 2020.

We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern.  However, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet fully executed, although approved by the Bankruptcy Court, they cannot be deemed probable of mitigating this substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2020.

Except as discussed in Notes 1, 6 and 8 to the Consolidated Financial Statements, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.  Note 6 herein reflects the updated maturities of lease liabilities as of December 31, 2020, subsequent to renegotiations with our landlords and termination of rejected leases.

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

Other than as described in Note 1 of our unaudited consolidated financial statements, as of December 31, 2020, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the second quarter of fiscal 2021 were 3.6% of sales compared to 5.0% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at December 31, 2020 would result in a decline in gross profit and diluted income per share for the second quarter of fiscal 2021 of $0.6 million and $0.01, respectively.

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

Readers are referred to Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and Part II, Item 1A “Risk Factors” of this Current Report on Form 10-Q for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  These risks, uncertainties and events also include, but are not limited to, the following:

•	the challenges we might face as a result of our emergence from bankruptcy;

•	the Company’s ability to complete the Rights Offering;

•	the effects and length of the COVID-19 pandemic;

•	changes in economic and political conditions which may adversely affect consumer spending;

•	our ability to identify and respond to changes in consumer trends and preferences;

•	our ability to mitigate reductions of customer traffic in shopping centers where our stores are located;

•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;

•	our ability to obtain merchandise on varying payment terms;

•	our ability to successfully manage our inventory balances profitably;

•	our ability to effectively manage our supply chain operations;

•	loss of, disruption in operations of, or increased costs in the operation of our distribution center facility;

•	unplanned loss or departure of one or more members of our senior management or other key management;

•	increased or new competition;

•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;

•	increases in fuel prices and changes in transportation industry regulations or conditions;

•	increases in the cost or a disruption in the flow of our imported products;

•	changes in federal tax policy including tariffs;

•	the success of our marketing, advertising and promotional efforts;

•	our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;

•	increased variability due to seasonal and quarterly fluctuations;

•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;

•	our ability to comply with existing, changing and new government regulations;

•	our ability to manage risk to our corporate reputation from our customers, employees and other third parties;

•	our ability to manage litigation risks from our customers, employees and other third parties;

•	our ability to manage risks associated with product liability claims and product recalls;

•	the impact of adverse local conditions, natural disasters and other events;

•	our ability to manage the negative effects of inventory shrinkage;

•	our ability to manage exposure to unexpected costs related to our insurance programs;

•	increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations; and

•	our ability to maintain an effective system of internal controls over financial reporting.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
2.1

Purchase and Sale Agreement, dated as of December 7, 2020, among Tuesday Morning Corporation (the “Company”) and certain of its subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Securities and Exchange Commission (the “Commission”) on January 4, 2021)

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-19658) as filed with the Commission on January 4, 2021)

3.2

Amended and Restated Bylaws of the Company dated December 31, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on January 4, 2021)

10.1

Credit Agreement, dated as of December 31, 2020, among the Company and its subsidiaries, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on January 4, 2021)

10.2

Credit Agreement, dated as of December 31, 2020, among the Company and its subsidiaries, Alter Domus (US), LLC, as administrative agent, and the lenders named therein, including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on January 4, 2021)

10.3

Headquarters Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on January 4, 2021)

10.4

Warehouse Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on January 4, 2021)

10.5

Backstop Commitment Agreement, dated as of November 16, 2020, among the Company and Osmium Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 19, 2020)

10.6†	Amendment to the Tuesday Morning Corporation 2014 Long-Term Incentive Compensation Plan

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on January 4, 2021)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: February 5, 2021	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)