Form 10-Q
period 2021-03-31
TUESDAY MORNING CORP/DE
filed 2021-04-29
CIK 878726

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2021
Common Stock, par value $0.01 per share	86,194,528

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets

March 31, 2021 (unaudited) and June 30, 2020

(In thousands, except share and per share data)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,314	$46,676
Restricted cash	55,569	—
Inventories	137,360	114,905
Prepaid expenses	8,081	6,353
Other current assets	3,970	7,210
Total Current Assets	211,294	175,144
Property and equipment, net	39,082	68,635
Operating lease right-of-use assets	203,565	258,433
Deferred financing costs	2,705	—
Other assets	3,329	3,178
Total Assets	$459,975	$505,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor-in-possession financing	—	$100
Accounts payable	46,082	5,514
Accrued liabilities	72,866	33,942
Operating lease liabilities	53,480	—
Total Current Liabilities	172,428	39,556

Long-term debt (see Note 8 for amounts due to related parties)	25,392	—
Lease liability — non-current	169,190	—
Asset retirement obligation — non-current	971	1,213
Other liabilities — non-current	3,061	1,347
Total Liabilities not subject to compromise	371,042	42,116
Liabilities subject to compromise	—	456,339
Total Liabilities	371,042	498,455
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares at March 31, 2021 and authorized 100,000,000 shares at June 30, 2020; 87,978,189 shares issued and 86,194,528 shares outstanding at March 31, 2021 and 49,124,313 shares issued and 47,340,652 shares outstanding at June 30, 2020	832	455
Additional paid-in capital	303,798	244,021
Retained deficit	(208,885)	(230,729)
Less: 1,783,661 common shares in treasury, at cost, at March 31, 2021 and 1,783,661 common shares in treasury, at cost, at June 30, 2020	(6,812)	(6,812)
Total Stockholders’ Equity	88,933	6,935
Total Liabilities and Stockholders’ Equity	$459,975	$505,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended

March 31, 2021 and 2020

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$153,345	$165,698	$513,516	$714,551
Cost of sales	105,145	113,531	354,192	475,476
Gross profit	48,200	52,167	159,324	239,075
Selling, general and administrative expenses	59,183	82,814	184,600	267,273
Restructuring and abandonment expenses	1,047	—	7,554	—
Operating loss	(12,030)	(30,647)	(32,830)	(28,198)
Other income/(expense):
Interest expense	(1,409)	(499)	(6,676)	(1,890)
Reorganization items, net	(23,597)	—	62,169	—
Other income/(expense), net	89	223	(104)	456
Other income/(expense) total	(24,917)	(276)	55,389	(1,434)
Income/(loss) before income taxes	(36,947)	(30,923)	22,559	(29,632)
Income tax expense	172	117	715	99
Net income/(loss)	$(37,119)	$(31,040)	$21,844	$(29,731)
Earnings Per Share
Net income/(loss) per common share:
Basic	$(0.55)	$(0.69)	$0.41	$(0.66)
Diluted	$(0.55)	$(0.69)	$0.41	$(0.66)
Weighted average number of common shares:
Basic	67,584	45,314	52,741	45,162
Diluted	67,584	45,314	52,741	45,162
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Three Months Ended March 31, 2021 and 2020

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2020	46,846	$450	$244,769	$(171,766)	$(6,812)	$66,641
Net loss	—	—	—	(37,119)	—	(37,119)
Share-based compensation	—	—	409	—	—	409
Shares issued in connection with rights offering	38,182	382	58,607	—	—	58,989
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,167	—	13	—	—	13
Balance at March 31, 2021	86,195	$832	$303,798	$(208,885)	$(6,812)	$88,933

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2019	48,036	$462	$242,899	$(63,092)	$(6,812)	$173,457
Net loss	—	—	—	(31,040)	—	(31,040)
Share-based compensation	—	—	581	—	—	581
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(25)	(1)	1	—	—	—
Balance at March 31, 2020	48,011	$461	$243,481	$(94,132)	$(6,812)	$142,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

Nine Months Ended March 31, 2021 and 2020

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2020	47,341	$455	$244,021	$(230,729)	$(6,812)	$6,935
Net income	—	—	—	21,844	—	21,844
Share-based compensation	—	—	1,152	—	—	1,152
Shares issued in connection with rights offering	38,182	382	58,607	—	—	58,989
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	672	(5)	18	—	—	13
Balance at March 31, 2021	86,195	$832	$303,798	$(208,885)	$(6,812)	$88,933

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309
Net loss	—	—	—	(29,731)	—	(29,731)
Cumulative effect of change in accounting principle	—	—	—	(601)	—	(601)
Share-based compensation	—	—	2,022	—	—	2,022
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,328	(4)	3		—	(1)
Balance at March 31, 2020	48,011	$461	$243,481	$(94,132)	$(6,812)	$142,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended March 31, 2021 and 2020

(In thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$21,844	$(29,731)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,933	20,935
Loss on abandonment of assets	5,638	—
Amortization of financing costs and interest expense	5,949	163
(Gain)/loss on disposal of assets	(1,403)	92
Gain on sale-leaseback	(49,639)	—
Share-based compensation	1,347	2,082
Rights Offering and Backstop Agreement	18,990	—
Gain on lease terminations	(93,281)	—
Construction allowances from landlords	401	1,313
Change in operating assets and liabilities:
Inventories	(22,650)	22,341
Prepaid and other current assets	(2,952)	1,631
Accounts payable	(42,899)	(7,339)
Accrued liabilities	37,295	(9,842)
Operating lease assets and liabilities	(6,538)	(1,085)
Income taxes payable	—	153
Other liabilities — non-current	1,481	(106)
Net cash provided by/(used in) operating activities	(114,484)	607
Cash flows from investing activities:
Capital expenditures	(2,342)	(15,513)
Proceeds from sale-leaseback	68,566	—
Purchases of intellectual property	—	(27)
Proceeds from sales of assets	1,896	114
Net cash provided by/(used in) investing activities	68,120	(15,426)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	613,370	265,353
Repayments of borrowings under revolving credit facility	(613,470)	(209,403)
Proceeds from term loan	25,000	—
Proceeds from issuance of common stock and exercise of employee stock options	40,012	—
Change in cash overdraft	—	(4,996)
Payments on finance leases	(167)	(196)
Payment of financing fees	(3,174)	—
Net cash provided by financing activities	61,571	50,758
Net increase in cash, cash equivalents and restricted cash	15,207	35,939
Cash, cash equivalents and restricted cash at beginning of period	46,676	11,395
Cash, cash equivalents and restricted cash at end of period	$61,883	$47,334

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

The accompanying unaudited interim consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries.  All entities of the Company were included in the filing of and subsequent emergence from a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”) and all entities are included in our consolidated financial statements. Separate condensed combined financial statements of the entities were not required during the reorganization proceedings, nor required post emergence from bankruptcy.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income in any period.  We do not present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2021, which we refer to as fiscal 2021, due in part to the seasonality of our business, the financial impact of the COVID-19 pandemic, and the Chapter 11 cases, discussed further below.

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

On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had reopened as of the end of June 2020.  In the first quarter of fiscal 2021, we completed the permanent closure of 197 stores.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.  While we have taken actions to minimize costs, some of which are permanent including the closure of 197 stores and the closure of our Phoenix distribution center, and mitigate the related risks, there can be no assurance that these measures will continue to provide benefit or that they will be adequate to mitigate future changes in circumstances.

Voluntary Petitions for Reorganization under Chapter 11

On May 27, 2020 (the “Petition Date”), we filed the Chapter 11 Cases.  The Chapter 11 Cases were jointly administered for procedural purposes.

Significant Bankruptcy Court Actions

During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  On May 28, 2020, at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court granted relief in conjunction with various motions intended to ensure our ability to continue our ordinary operations after the Petition Date.  The Bankruptcy Court’s orders granting such relief, entered on May 28, 2020 and May 29, 2020, authorized us to, among other things, pay certain pre-petition employee and retiree expenses and benefits, use our existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors and pay certain pre-petition taxes and related fees. In addition, the Bankruptcy Court issued orders approving, among other things, (1) our entry into the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, for itself and the other lenders, which provided for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100.0 million (the “DIP ABL Facility”), and (2) our use of cash collateral in accordance with the terms of the DIP ABL Credit Agreement.  See Note 8 to the Consolidated Financial Statements for additional information regarding the DIP ABL Facility.

These orders were significant because they allowed us to operate our businesses in the normal course.

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

On July 10, 2020, in accordance with a final order issued by the Bankruptcy Court on July 10, 2020, we entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with the Franchise Group, Inc. (the “Lender”). Pursuant to the DIP DDTL Agreement, the Lender agreed to lend us up to an aggregate principal amount of $25.0 million in the form of delayed draw term loans (the “DIP Term Facility”).  See Note 8 for additional information.

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

In accordance with the Plan of Reorganization, effective December 31, 2020, the Company’s board of directors was comprised of nine members, including five continuing directors of the Company, three new directors appointed by the Backstop Party (as defined below) and one director appointed by the equity committee in the Chapter 11 Cases.

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged (the “Exchange”) for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering. In accordance with the Plan of Reorganization, the Company commenced a $40.0 million rights offering (the “Rights Offering”), under which eligible holders of the Company’s common stock could purchase up to $24.0 million of shares of the Company’s common stock at a purchase price of $1.10 per share, and Osmium Partners, LLC or its affiliates, including a special purpose entity affiliate of Osmium Partners, LLC jointly owned with Tensile Capital Management (the “Backstop Party”), could purchase up to $16 million of shares of the Company’s common stock at a purchase price of $1.10 per share.  Pursuant to a backstop commitment agreement, the Backstop Party agreed to purchase all unsubscribed shares in the Rights Offering.

The subscription period for the Rights Offering expired on February 1, 2021, with eligible holders subscribing to purchase approximately $19.8 million of shares, with the Backstop Party purchasing the remaining $20.2 million of shares. On February 9, 2021, the Company closed on the Rights Offering and in the three months ended March 31, 2021, recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million as a result of the change in fair value of the Company’s common stock issued to the Backstop Party as measured from the consummation of the Exchange through the close date (“Backstop Premium”). The change in fair value was determined by reference to the Company’s stock price, traded over-the-counter, discounted for the restrictions limited the holders ability to resell securities until they are registered pursuant to the Registration Rights Agreement entered into on February 9, 2021 between the Company and Backstop Party.  In addition, on the close date, the Company issued warrants with rights to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term to the Backstop Party (“Warrants”).  The Company classified the Warrants as equity instruments and recognized expense of $2.5 million measured at fair value using the Black-Scholes model for the three months ended March 31, 2021.   Finally, on the close date the Backstop Party received a backstop fee in the amount of $2.0 million (payable in shares of common stock valued at $1.10 per share) that was classified as an equity instrument for the three month period ended March 31, 2021. The non-cash charges of approximately $14.5 million for the Backstop Premium, the $2.5 million of expense related to the Warrants, and backstop fee of approximately $2.0 million are recorded in Reorganization items, net in our Consolidated Statements of Operations for the three and nine months ended March 31, 2021. In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering will be used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

De-listing

On May 27, 2020, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”) notifying it that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that the Company’s common stock would be delisted from Nasdaq. On June 8, 2020, trading of the Company’s common stock on Nasdaq was suspended.  On July 1, 2020, Nasdaq filed a Form 25 with the SEC to delist the Company’s common stock. During the pendency of the Chapter 11 Cases, the Company’s common stock traded over the counter in the OTC Pink Market under the symbol “TUESQ”. Following the Company’s legal emergence from bankruptcy, we applied for listing on the over the counter market, and the Company’s common stock now trades over the counter on the OTCQX market under the symbol “TUEM.”

Going Concern

Our operating loss was $32.8 and $28.2 million for the nine months ended March 31, 2021 and March 31, 2020, respectively. Our operating loss for the fiscal year ended June 30, 2020 was $159.2 million.

The COVID-19 pandemic and the resulting store closures severely reduced our revenues and operating cash flows during the third and fourth quarters of our fiscal year ended June 30, 2020 as well as the first nine months of fiscal 2021.  As described further above, on May 27, 2020, we commenced the Chapter 11 Cases in the Bankruptcy Court.  Our Plan of Reorganization was confirmed by the Bankruptcy Court on December 23, 2020, and all listed material conditions precedent were deemed resolved by the December 31, 2020 legal effective date of emergence as governed by the Bankruptcy Court. The Rights Offering that closed on February 9, 2021 raised approximately $40 million of cash and was considered a critical component to the execution of our confirmed Plan of Reorganization.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business. We believe our plans, implemented during the nine month period ended March 31, 2021 in connection with the Chapter 11 Cases and those continuing to be implemented, will mitigate the known conditions and events that initially raised substantial doubt about the entity’s ability to continue as a going concern. However, due to the uncertainty around the scope and duration of the ongoing COVID-19 pandemic and current challenges related to the global transportation market those plans collectively cannot be deemed probable of mitigating substantial doubt as to our ability to continue as a going concern.

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

2.     Bankruptcy Accounting

Bankruptcy Accounting

ASC 852 requires that the consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. During the pendency of the Chapter 11 cases until we qualified for emergence under ASC 852, the consolidated financial statements were prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of ASC 852. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings were recorded in reorganization items on our consolidated statements of operations. In addition, pre-petition unsecured and under-secured obligations that were subject to the bankruptcy reorganization process were classified as liabilities subject to compromise.

Pursuant to the Plan of Reorganization, a General Unsecured Claim Fund (“Unsecured Creditor Claim Fund”) was established for the benefit of holders of Allowed General Unsecured Claims.  Upon the closing of the sale and leaseback of the Corporate Office and the Dallas Distribution Center properties (see Note 6) and the issuance of the Term Loan (as defined in Note 8), net proceeds of $67.5 million, after payment of property taxes, and $18.8 million, respectively, were deposited directly into the Unsecured Creditor Claim Fund that is being administered by an independent unsecured claims disbursing agent. The remaining proceeds from the Term Loan not deposited into the Unsecured Creditor Claim Fund were deposited into our operating account. In addition, $14.2 million of additional cash was deposited into a segregated bank account at Wells Fargo Bank and is restricted for use in paying compensation for services rendered by professionals on or after the Petition date and prior to the Effective Date (“Wells Fargo Restricted Fund”).  The closing of the Rights Offering provided approximately $40.0 million of cash that was deposited to the Unsecured Creditor Claim Fund and recorded as restricted cash.  As of March 31, 2021, we had $46.3 million and $9.3 million of cash held in the Unsecured Creditor Claim Fund and the Wells Fargo Restricted Fund, respectively, that are recorded as restricted cash on the balance sheet. The accompanying consolidated financial statements as of June 30, 2020 do not purport to reflect or provide for the consequences of the Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the full amount of pre-petition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders’ investment accounts of any changes that may be made to our capitalization; or (iv) the effect on operations of any changes that may be made to our business. For specific discussion on balances of liabilities subject to compromise and reorganization items, see below.

Our Plan of Reorganization was confirmed on December 23, 2020, and all listed material conditions precedent were resolved by the December 31, 2020 legal effective date of emergence as governed by the Bankruptcy Court. However, the closing of our Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of ASC 852 until that transaction closed on February 9, 2021.

We were not required to apply fresh start accounting based on the provisions of ASC 852 as there was no change in control and the entity’s reorganization value immediately before the date of confirmation was more than the total of all its post-petition liabilities and allowed claims.

Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition indebtedness was subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of our businesses and assets. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business and certain insurance, tax, and principal and interest payments. With respect to pre-petition claims, we notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. Pre-petition liabilities that are subject to compromise were required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts (see above for details on the Unsecured Creditor Claim Fund). On December 31, 2020, the legal effective date in accordance with the Bankruptcy Court, we assumed some leases and other executory contracts, while we rejected others.  Liabilities for those leases and contracts that were assumed are no longer categorized in liabilities subject to compromise, as any pre-petition amounts outstanding were cured prior to the end of the second fiscal quarter ending December 31, 2020.  Estimated allowable claims for those which were rejected are included in accrued expenses.  Where there was uncertainty about whether a secured claim would be paid or impaired pursuant to the Chapter 11 Cases, we classified the entire amount of the claim as an outstanding liability subject to compromise as of June 30, 2020.

In connection with our emergence from bankruptcy, all allowable claims have been reclassified from Liabilities subject to compromise to Accounts payable and Accrued liabilities in our Consolidated Balance Sheets as of March 31, 2021. Liabilities subject to compromise in our condensed consolidated balance sheet include the following as of March 31, 2021 and June 30, 2020 (in thousands):

	As of March 31, 2021	As of June 30, 2020
Accounts payable	$-	$83,467
Accrued expenses	-	6,630
Operating lease liabilities	-	71,097
Lease liabilities - non-current	-	294,812
Other liabilities - non-current	-	333
Liabilities subject to compromise	$-	$456,339

Restructuring, Impairment and Abandonment Charges

Restructuring and abandonment charges total $1.0 million and $7.6 million for the three and nine months ended March 31, 2021, respectively, and include the following (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
Restructuring costs:
Severance and compensation related costs	$1,047	$1,916
Total restructuring costs	$1,047	$1,916

Abandonment costs:
Accelerated recognition of operating right-of-use assets	$-	$5,638
Total abandonment costs	$-	$5,638

Total restructuring and abandonment costs	$1,047	$7,554

The restructuring and abandonment costs shown above primarily relate to the remaining employee retention costs of $0.3 million and $0.7 million of severance costs as of March 31, 2021. For the nine months ended March 31, 2021, the abandonment costs shown were primarily related to the permanent closure of our stores and Phoenix, Arizona distribution center.  Decisions regarding store closures and the Phoenix, Arizona distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021. There were no charges for restructuring, impairment or abandonment recorded in the statement of operations for the three and nine month periods ended March 31, 2020.

Reorganization Items

Reorganization items included in our consolidated statement of operations represent amounts directly resulting from the Chapter 11 Cases and total a net expense of $23.6 million and a total net benefit of $62.2 million for the three and nine months ended March 31, 2021, respectively, and include the following (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
Reorganization items, net:
Professional and legal fees	$3,733	$33,853
Gains on lease termination, net of estimated claims	-	(66,247)
Claims related costs	874	874
Rights Offering and Backstop Agreement	18,990	18,990
Gain on sale-leaseback	-	(49,639)
Total reorganization items, net	$23,597	$(62,169)

During the three months ended March 31, 2021, reorganization costs primarily related to the execution of our Rights Offering along with related professional fees (see Note 1).  During the first nine months of fiscal 2021, in addition to the Rights Offering and related professional fees, reorganization costs primarily related to the leases for store locations related to our permanent closure plan, as well as the lease for our Phoenix distribution center, which were rejected and the related lease liabilities were reduced to the amount of estimated claims allowable by the Bankruptcy Court, resulting in the $66.2 million gain shown above for the nine months ended March 31, 2021. In the second quarter of fiscal 2021, we executed a sale-leaseback agreement on our owned real estate as part of our Plan of Reorganization, the proceeds of which, along with other sources of financing, will be utilized to satisfy allowed claims and are thus categorized as a reorganization item.  Please refer to Note 13 for additional details regarding the sale-leaseback transactions. There were no charges for reorganization items recorded in the statement of operations for the three and nine months ended March 31, 2020.

Cash paid for reorganization items during the three and nine months ended March 31, 2021 was $3.7 million and $22.6 million, respectively, and related to professional and legal fees.  As of March 31, 2021, $15.6 million of professional fees were unpaid and accrued in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Balance Sheet.

3.     Revenue recognition — Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.  We maintain a reserve for estimated returns, as well as a corresponding returns asset in “Other Assets” in the Consolidated Balance Sheet, and we use historical customer return behavior to estimate our reserve requirements.  No impairment of the returns asset was identified or recorded as of March 31, 2021.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized for the three and nine months ended March 31, 2021 was $0.1 million and $0.3 million, respectively. Breakage income recognized for the three and nine months ended March 31, 2020 was $0.1 million and $0.4 respectively. The gift card liability is included in “Accrued liabilities” in the Consolidated Balance Sheet.  We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

4.     Share-based incentive plans — On January 4, 2021, Tuesday Morning Corporation interests, prior to reorganization, consisting of options, warrants, or other rights, contractual or otherwise, to acquire shares of the existing common stock were reinstated and entitled the holder to acquire an equal number of shares of the common stock of reorganized Tuesday Morning, subject to dilution as a result of the issuance of the Rights Offering and the issuance of equity securities on and after January 4, 2021.

Stock Option Awards. We have established the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), which allow for the granting of stock options to directors, officers and key employees of the Company, and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan but equity awards granted under the 2008 Plan are still outstanding. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, all outstanding equity awards remained in full force and effect under their existing terms.  In addition, the Plan of Reorganization provided for an amendment to the 2014 Plan to increase the number of shares available for future awards by 2.4 million shares.

Stock options were awarded under the 2008 Plan and the 2014 Plan with a strike price at the fair market value equal to the closing price of our common stock on the date of the grant.

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant.  Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on March 31, 2021 range between $1.64 per share and $20.91 per share.  There were 5.9 million shares available for grant under the 2014 Plan at March 31, 2021.

Restricted Stock Awards—The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries.  Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding.  Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights.  The 2014 Plan also authorizes the issuance of restricted stock units which, upon vesting, provide for the issuance of an equivalent number of shares of common stock or a cash payment based on the value of our common stock at vesting.  Restricted units are not transferable and do not provide voting or dividend rights.  Shares and units are valued at the fair market value of our common stock on the date of the grant.  Shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited.  Under the 2008 Plan and the 2014 Plan, as of March 31, 2021, there were 2,011,061 shares of restricted stock and 1,028,932 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $1.92 and $1.91 per share, respectively.

Performance-Based Restricted Stock Awards and Performance-Based Stock Option Awards.  As of March 31, 2021, there were 287,348 unvested performance-based restricted stock awards and performance-based restricted stock units payable in cash outstanding under the 2014 Plan.

Share-based Compensation Costs.   Share-based compensation costs were recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Amortization of share-based compensation during the period	$409	$581	$1,152	$2,022
Amounts capitalized in ending inventory	(93)	(160)	(259)	(552)
Amounts recognized and charged to cost of sales	66	102	454	612
Amounts charged against income for the period before tax	$382	$523	$1,347	$2,082

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

6.     Leases — We conduct substantially all operations from leased facilities, including our corporate offices in Dallas and the Dallas warehouse, distribution and retail complex, which were leased on December 31, 2020, subsequent to the sale and leaseback of those facilities on that date. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 11 years.  Many of our leases include options to renew at our discretion.  We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that generally expire within 60 months.

On December 31, 2020, we sold our corporate office and Dallas distribution center properties and leased back those facilities.  The lease of the corporate office is for a term of 10 years, and the lease of the distribution center is for an initial term of two and one-half years, with an option to extend the distribution center lease for one additional year.  We believe it is reasonably certain the option to extend will be exercised.  We determined the sale price represented the fair value of the underlying assets sold and have no continuing involvement with the properties sold other than a normal leaseback.

The two leases, associated with the transaction, were recorded as operating leases.  As of March 31, 2021 we will pay approximately $10.0 million in fixed rents and in-substance fixed rents, over the 10 year lease term for the corporate office and we will pay approximately $17.3 million in fixed rents and in-substance fixed rents for the Dallas distribution center property over the three and one-half year lease term, including the one-year option period as noted above.  Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and remeasurement recorded in the first and second quarter of fiscal 2021.  As a result of the remeasurements and terminations of rejected leases, we reduced our operating lease right-of-use assets by approximately $32 million and our operating lease liabilities by approximately $124 million, recording a gain of approximately $92 million, which is included in Reorganization items, net (see Note 2) in the unaudited interim Consolidated Statement of Operations.

We determine whether an agreement contains a lease at inception based on our right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the right-of-use (“ROU”) assets represent our right to use the underlying assets for the respective lease terms.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease cost	$16,142	$23,552	$46,429	$71,186
Variable lease cost	2,342	6,244	9,308	18,982
Finance lease cost:
Amortization of right-of-use assets	49	72	161	213
Interest on lease liabilities	1	7	7	23
Total lease cost	$18,534	$29,875	$55,905	$90,404

Total lease costs shown above exclude $5.6 million recorded in the nine months ended March 31, 2021, for accelerated recognition of rent expense as a result of abandonment due to our Phoenix distribution center closure.

The table below presents additional information related to the Company’s leases as of March 31, 2021 and June 30, 2020:

	As of March 31, 2021	As of June 30, 2020
Weighted average remaining lease term (in years)
Operating leases	4.8	5.9
Finance leases	1.0	2.6
Weighted average discount rate
Operating leases	8.4%	5.8%
Finance leases	2.5%	3.9%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,692	$67,146
Operating cash flows from finance leases	8	22
Financing cash flows from finance leases	167	196
Right-of-use assets obtained in exchange for operating lease liabilities	(108,423)	28,040

Maturities of lease liabilities were as follows as of March 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2021 (remaining)	$17,298	$60	$17,358
2022	68,507	125	68,632
2023	58,844	—	58,844
2024	46,163	—	46,163
2025	31,831	—	31,831
2026	19,397	—	19,397
Thereafter	28,542	—	28,542
Total lease payments	$270,582	$185	$270,767
Less: Interest	47,912	5	47,917
Total lease liabilities	$222,670	$180	$222,850
Less: Current lease liabilities	53,480	171	53,651
Non-current lease liabilities	$169,190	$9	$169,199

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our consolidated balance sheet.  As of March 31, 2021, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

7.     Earnings per common share — The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income/(loss)	$(37,119)	$(31,040)	$21,844	$(29,731)
Less: Income to participating securities	—	—	(311)	—
Net income/(loss) attributable to common shares	$(37,119)	$(31,040)	$21,533	$(29,731)
Weighted average number of common shares outstanding — basic	67,584	45,314	52,741	45,162
Effect of dilutive stock equivalents	—	—	—	—
Weighted average number of common shares outstanding — diluted	67,584	45,314	52,741	45,162
Net income/(loss) per common share — basic	$(0.55)	$(0.69)	$0.41	$(0.66)
Net income/(loss) per common share — diluted	$(0.55)	$(0.69)	$0.41	$(0.66)

For the quarters ended March 31, 2021 and March 31, 2020, options representing the rights to purchase approximately 2.3 million weighted average shares and 2.8 million weighted average shares, respectively, were excluded in the dilutive earnings per share calculation because the assumed exercise of such options would have been anti-dilutive.  For the nine months ended March 31, 2021 and March 31, 2020, options representing the rights to purchase approximately 2.6 million weighted average shares and 2.9 million weighted average shares, respectively, were excluded in the dilutive earnings per share calculation, because the assumed exercise of such options would have been anti-dilutive. On February 9, 2021, as part of the Rights Offering, the Company issued warrants to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term, all which remained outstanding as of March 31, 2021. For the three and nine months ended March 31, 2021, warrants representing the rights to purchase approximately 5.7 million and 1.9 million weighted average shares, respectively were excluded in the dilutive earnings per share calculation because the assumed exercise of such warrants would have been anti-dilutive.

8.     Debt —

Pre-Petition Financing Agreements

Through December 31, 2020, we were party to a credit agreement that provided for an asset-based, five-year senior secured revolving credit facility in the original amount of up to $180.0 million which was scheduled to mature on January 29, 2024 (the “Pre-Petition ABL Credit Agreement”).  The availability of funds under the Pre-Petition ABL Credit Agreement was limited to the lesser of a calculated borrowing base and the lenders’ aggregate commitments under the Pre-Petition ABL Credit Agreement. Our indebtedness under the Pre-Petition ABL Credit Agreement was secured by a lien on substantially all of our assets.

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

Pursuant to the Forbearance Agreement, the commitment of the lenders under the Pre-Petition ABL Credit Agreement was permanently reduced from $180.0 million to $130.0 million and new swingline loans were not advanced. During the forbearance period, the lenders were not obligated to fund further loans or issue or renew letters of credit under the Pre-Petition ABL Credit Agreement. The Forbearance Agreement required loan repayments of $10.0 million under the Pre-Petition ABL Credit Agreement, and the application of unrestricted and unencumbered cash balances in excess of $32.0 million to the repayment of outstanding borrowings under the Pre-Petition ABL Credit Agreement. The Forbearance Agreement also required daily cash sweeps to the Company’s main concentration account, a deposit account control agreement over such account, the imposition of additional reporting obligations, including a business plan, cash flow forecasts and working capital plan, and adherence to such cash flow forecasts, subject to certain permitted variances. The Forbearance Agreement also required the Company to retain a liquidation consultant and financial advisor.  The Forbearance Agreement ended on May 26, 2020.

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

Debtor-In-Possession Financing Agreements

On May 29, 2020, we entered into the DIP ABL Credit Agreement, which provided for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100.0 million. The Lenders under the DIP ABL Facility were the existing lenders under the Pre-Petition ABL Credit Agreement.  On July 10, 2020, we entered into the DIP DDTL Agreement, which provided for delayed draw term loans in an amount not to exceed $25.0 million.  On December 31, 2020, the DIP ABL Credit Agreement and the DIP DDTL Agreement were terminated.

Post-Emergence Financing Arrangements

On December 31, 2020, the Company and its subsidiaries entered into a Credit Agreement (the “New ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”) that provides for a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”). The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The New ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels, after the first anniversary of the agreement.

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

As of March 31, 2021, we had no borrowings outstanding under the New ABL Facility, $8.8 million of letters of credit outstanding, and borrowing availability of $48.4 under the New ABL Facility.

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein (the “Term Lenders”), including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC, entered into a Credit Agreement (the “Term Loan Credit Agreement”) provided a term loan of $25.0 million to the Company (the “Term Loan”). On December 31, 2020, three new directors were selected for membership on the Board of Directors by the Backstop Party, in accordance with the terms of the Plan of Reorganization.  Pursuant to the Term Loan Credit Agreement, Tensile Capital Partners Master Fund, LP and affiliates of Osmium Partners, LLC., held $19.0 million and $1.0 million, respectively, of the $25.0 million outstanding Term Loan.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind.  Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New ABL Facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default.  As of March 31, 2021, the outstanding principal balance of the Term Loan was $25.4 million, net of debt issuance costs.

The fair value of the Company’s debt approximated its carrying value at March 31, 2021.  At March 31, 2021, we are in compliance with covenants in the New ABL Facility and Term Loan.

Interest Expense

Interest expense of $1.4 million for the third quarter of fiscal 2021 is primarily due to accrued interest on the Term Loan along with the amortization of financing fees incurred for the New ABL facility.  Interest expense was $0.5 million for the third quarter fiscal 2020.  Interest expense for the first nine months of fiscal 2021 from the New ABL credit facility, the DIP ABL Credit Agreement and the Term Loan of $6.7 million was comprised of the amortization of financing fees of $5.2 million, commitment fees of $0.6 million, and accrued PIK interest on the Term Loan of $0.9 million.  Interest expense for the first nine months of fiscal 2020 from the Pre-Petition ABL Credit Agreement of $1.9 million was comprised of interest of $1.5 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million.

9.     Property and equipment, including depreciation — Accumulated depreciation of owned property and equipment as of March 31, 2021 and June 30, 2020 was $148.5 million and $231.1 million, respectively. The decrease in the current year was due to the stores closed permanently during the first quarter of fiscal 2021, the Phoenix distribution center closure and the sale-leaseback of our corporate office and Dallas distribution center properties in the second quarter of fiscal 2021 which resulted in property and equipment disposals, as discussed in Note 13.

       As of March 31, 2021, due to the ongoing impact of COVID-19, we performed an interim impairment assessment of our leasehold improvement assets and right-of-use assets, which did not result in a material impairment for the three and nine month periods ending March 31, 2021. While we believe our estimates and judgements about projected future cash flows are reasonable, future impairment charges may be required if the future cash flows, as projected, do not occur, or if events changes requiring us to revise our estimates.

       In the quarter ended December 31, 2020, we sold our corporate office and Dallas distribution center properties and land with a total net book value of $18.9 million in a sale-leaseback transaction (see further discussion in Note 13 below).  Gains related to the sale or other disposal of such assets are presented in reorganization items on our Consolidated Statement of Operations.

10.     Income taxes —The Company and its subsidiaries files U.S. federal, state and local income tax returns. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years prior to fiscal 2016 and are no longer subject to federal income tax examinations for years prior to fiscal 2013.

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate alternative minimum tax credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we continued to defer qualified payroll taxes through March 31, 2021.  Current and non-current qualified deferred payroll taxes are each $2.1 million as of March 31, 2021.

The effective tax rates for the quarters ended March 31, 2021 and 2020 were (0.0%) and (0.4%), respectively. The effective tax rates for the nine months ended March 31, 2021 and 2020 were 3.3% and (0.3%), respectively.  A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense and (benefit) and pretax income (loss) results from the effects of the valuation allowance.

11.     Cash, cash equivalents and restricted cash — Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.  As of March 31, 2021 and June 30, 2020, credit card receivables from third party consumer credit card providers were $3.3 million and $3.7 million, respectively.  Such receivables are generally collected within one week of the balance sheet date.  Restricted cash aggregating $55.6 million consists of $46.3 million, which is being held in the Unsecured Creditor Claim Fund and $9.3 million which is being held in the Wells Fargo Restricted Fund (see Note 2).

12.     Intellectual property — Our intellectual property primarily consists of indefinite lived trademarks. Trademarks and other intellectual property are reviewed for impairment annually in the fourth fiscal quarter, and may be reviewed more frequently if indicators of impairment are present. As of March 31, 2021, the carrying value of the intellectual property, which included indefinite-lived trademarks, was $1.6 million, and no impairment was identified or recorded.

13.     Sale-leaseback — On December 7, 2020, we entered into an agreement to sell our corporate office and Dallas distribution center properties and leaseback those facilities (the “Purchase and Sales Agreement”).  On December 31, 2020, with the authority granted us by the Bankruptcy Court, we executed those transactions.  The lease of the corporate office is for a term of 10 years and the lease of the distribution center properties is for an initial term of two and one half years, with an option to extend the distribution center properties lease for one additional year.  We believe it is reasonably certain the option to extend will be exercised.  We determined the sale price represented the fair value of the underlying assets sold and we have no continuing involvement with the properties sold other than a normal leaseback.

The consideration received for the sale, as reduced by closing and transaction costs, was $68.5 million, and the net book value of properties sold was $18.9 million, resulting in a $49.6 million gain, which was immediately recognized as of December 31, 2020.    Cash proceeds were deposited directly into the Unsecured Creditor Claim Fund.  See Notes 2 and 11.

The two leases, associated with the transaction, were recorded as operating leases.  As of March 31, 2021 we will pay approximately $10.0 million in fixed rents and in-substance fixed rents, over the 10 year lease term for the corporate office and we will pay approximately $17.3 million in fixed rents and in-substance fixed rents for the Dallas distribution center property over the three and one-half year lease term, including the one-year option period as noted above.  Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

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

•

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business operations, store traffic, employee availability, financial condition, results of operations, liquidity and cash flow.  As of March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had re-opened by June 30, 2020, and those that we have not permanently closed remain open.  The scope and duration of this pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

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

•

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged (the “Exchange”) for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering. In accordance with the Plan of Reorganization, the Company commenced a $40.0 million rights offering (the “Rights Offering”), under which eligible holders of the Company’s common stock could purchase up to $24.0 million of shares of the Company’s common stock at a purchase price of $1.10 per share, and Osmium Partners, LLC or its affiliates, including a special purpose entity affiliate of Osmium Partners, LLC jointly owned with Tensile Capital Management (the “Backstop Party”), could purchase up to $16 million of shares of the Company’s common stock at a purchase price of $1.10 per share.  Pursuant to a backstop commitment agreement, the Backstop Party agreed to purchase all unsubscribed shares in the Rights Offering.

•

The subscription period for the Rights Offering expired on February 1, 2021, with eligible holders subscribing to purchase approximately $19.8 million of shares, with the Backstop Party purchasing the remaining $20.2 million of shares.  On February 9, 2021, the Company closed on the Rights Offering and in the three months ended March 31, 2021, recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million as a result of the change in fair value of the Company’s common stock issued to the Backstop Party as measured from the consummation of the Exchange through the close date (“Backstop Premium”). The change in fair value was determined by reference to the Company’s stock price, traded over-the-counter, discounted for the restrictions limited the holders ability to resell securities until they are registered pursuant to the Registration Rights Agreement entered into on February 9, 2021 between the Company and Backstop Party.  In addition, on the close date, the Company issued warrants with rights to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term to the Backstop Party (“Warrants”).  The Company classified the Warrants as equity instruments and recognized expense of $2.5 million measured at fair value using the Black-Scholes model for the three months ended March 31, 2021.   Finally, on the close date the Backstop Party received a backstop fee in the amount of $2.0 million (payable in shares of common stock valued at $1.10 per share) that was classified as an equity instrument for the three month period ended March 31, 2021. The non-cash charges of approximately $14.5 million for the Backstop Premium, the $2.5 million of expense related to the Warrants, and backstop fee of approximately $2.0 million are recorded in Reorganization items, net in our Consolidated Statements of Operations for the three and nine months ended March 31, 2021. In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering will be used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

•

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that would result if the Company was unable to realize its assets and settle its liabilities as a going concern in the ordinary course of business.  We believe that our plans, already implemented and continuing to be implemented, will mitigate the conditions and events that have raised substantial doubt about the entity’s ability to continue as a going concern. However, due to the uncertainty around the scope and duration of the ongoing COVID-19 pandemic and current challenges related to the global transportation market, those plans collectively cannot be deemed probable of mitigating this substantial doubt as to our ability to continue as a going concern.

•

As a result of the filing of the Chapter 11 Cases, trading of the Company’s common stock on Nasdaq was suspended on June 8, 2020.  During the pendency of the Chapter 11 Cases, the Company’s common stock traded over the counter in the OTC Pink Market under the symbol “TUESQ”. Subsequent to the Company’s legal emergence from bankruptcy, the Company applied to list its common stock on the over the counter market and common stock now trades on the OTCQX market under the symbol “TUEM”.

Quarter and Nine-months Ended March 31, 2021

•

As of March 31, 2021, we operated 490 stores in 40 states. As of March 31, 2020, we operated 687 stores in 39 states.  During the first nine months of fiscal 2021, we completed the closure of 197 stores, as part of our reorganization plans, and opened two new stores.  We also closed our Phoenix, Arizona distribution center. These store closures have had and will continue to have an impact on our operating cash flows.

•

Net sales for the third quarter of fiscal 2021 were $153.3 million, a decrease of $12.4 million or 7.5%, compared to $165.7 million for the same period last year, primarily due to the permanent closure of 199 stores since the third quarter of fiscal 2020. Comparable store sales increased 17.9% for the third quarter of fiscal 2021. The increase in comparable store sales when comparing the three-month period ended March 31, 2021 to March 31, 2020 was due to an increase in average ticket of 18.8%, the temporary closure of all stores on March 25, 2020 related to COVID-19, and the positive impact of an earlier Easter this fiscal year and the related pre-holiday sales compared to the prior year. The increase in comparable store sales was partially offset by a decrease in customer transactions of 0.8%, reductions in promotional events as compared to the prior year period and as a result of the winter storm that occurred in February 2021 that resulted in the temporary closure of many of our stores. Non-comparable store sales, which include the net effect of sales from new stores and sales from stores that have closed, decreased by a total of $35.5 million primarily due to the permanent closure of 199 stores since the third quarter of fiscal 2020.

•

Additionally, sales continued to be negatively impacted by lower store inventory levels.  As of March 31, 2021, store inventory levels on a comparable store basis, were approximately 35.6% below last year. The inventory decline year over year was due to the strength of sales immediately post re-opening, challenges related to restocking stores, and the closure of our merchant and supply chain operations during the height of the Spring 2020 COVID-19 outbreak and pandemic-related disruptions to supply chain. We expect inventory levels to increase throughout the spring and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions.

•

Net sales for the first nine months of fiscal 2021 were $513.5 million, a decrease of 28.1%, compared to $714.6 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings and a decrease in comparable store sales of 9.9%.  The decrease in comparable store sales was due to a 17.6% decrease in customer transactions, partially offset by a 9.3% increase in average ticket and the temporary closure of all stores on March 25, 2020 related to COVID-19.  Sales per square foot for the rolling 12-month period ended March 31, 2021 were $94.0, a decrease of 13.7% from the rolling 12-month period ended March 31, 2020, and were negatively impacted by COVID-19 closures and reduced inventory level, as previously discussed.  We utilize key performance indicators, such as those described above, to evaluate the performance of our business.

•

Gross margin for the third quarter of fiscal 2021 was 31.4%, compared to 31.5% for the same period last year.  Gross margin for the first nine months of fiscal 2021 was 31.0%, compared to 33.5% for the same period last year.

•

For the third quarter of fiscal 2021, selling, general and administrative expenses decreased $23.6 million to $59.2 million, from $82.8 million for the same quarter last year. For the first nine months of fiscal 2021, selling, general and administrative expenses decreased $82.7 million to $184.6 million, from $267.3 million for the same period last year.

•

Restructuring and abandonment charges were $1.0 million during the third quarter of fiscal 2021, consisting primarily of the remaining employee retention costs of $0.3 million and $0.7 million of severance costs, and were $7.5 million during the first nine months of fiscal 2021 related primarily to our permanent store closing plan along with our decision to close our Phoenix distribution center.

•

Our operating loss for the third quarter of fiscal 2021 was $12.0 million, compared to an operating loss of $30.6 million for the same period last year. The operating loss for the current period was primarily the result of higher supply chain costs, higher compensation related expenses and the $1.0 million of restructuring and abandonment charges.  Our operating loss for the first nine months of fiscal 2021 was $32.8 million, compared to an operating loss of $28.2 million for the same period last year.  The operating loss for the current period was primarily the result of the 9.9% decrease in comparable store sales for the stores remaining open, and the $7.6 million of restructuring and abandonment charges.

•

Reorganization items were a net expense of $23.6 million during the third quarter of fiscal 2021, primarily related to the execution of our Rights Offering along with related professional fees (see Note 1).  Reorganization items were a net benefit of $62.2 million during the first nine months of fiscal 2021, primarily driven by the Rights Offering and Backstop Agreement, gains on lease terminations for rejected leases, net of estimated claims, and the gain on sale-leaseback transaction in which we sold our corporate office and Dallas distribution center properties, partially offset by professional and legal fees incurred as a direct result of the filing of our Chapter 11 Cases.

•

Our net loss for the third quarter of fiscal 2021 was $37.1 million, or ($0.55) per share, compared to a net loss of $31.0 million, or ($0.69) per share, for the same period last year. The net loss in the current year was primarily driven by $23.6 million of reorganization expenses, higher supply chain costs, and $1.0 million of restructuring and abandonment charges.  Our net income for the first nine months of fiscal 2021 was $21.8 million, or $0.41 per share, compared to a net loss of $29.7 million, or ($0.66) per share, for the same period last year.  The net income in the current year was primarily driven by the benefit from net reorganization items, which primarily resulted from the gain on sale-leaseback transaction in which we sold our corporate office and Dallas distribution center properties and, the termination of lease liabilities related to our permanently closed stores for which leases were rejected in the Chapter 11 Cases process, partially offset by a decrease in comparable store sales and higher supply chain costs.

•

As shown under the heading “Non-GAAP Financial Measures” below, EBITDA for the third quarter of fiscal 2021 was ($31.9) million compared to ($22.3) million for the same period last year.  Adjusted EBITDA for the third quarter of fiscal 2021 was ($6.9) million compared to ($20.5) million for the same period last year.  EBITDA for the first nine months of fiscal 2021 was $41.2 million compared to ($6.8) million for the same period last year.  Adjusted EBITDA for the first nine months of fiscal 2021 was ($12.1) million compared to ($3.5) million for the same period last year.

•

Inventory levels at March 31, 2021 increased $22.5 million to $137.4 million from $114.9 million at June 30, 2020. Compared to the same date last year, inventories decreased $78.1 million from $215.5 million at March 31, 2020.  The decrease in inventory as compared to March 31, 2020 was driven primarily by the disruption to our business caused by the COVID-19 pandemic and the liquidation of inventory at the 199 stores permanently closed since the end of the third quarter of fiscal 2020.  While our supply chain recommenced operations in mid-June 2020, the disruption to inventory flow is immense.  Inventory turnover for the trailing five quarters as of March 31, 2021 was 3.4 turns, an increase from the trailing five quarter turnover as of March 31, 2020 of 2.7 turns, and was favorably impacted by lower than optimal current inventory levels and higher merchandise sell-through rates.

•

Cash and cash equivalents, excluding restricted cash (as discussed below in Liquidity), at March 31, 2021 was $6.3 million. We had no balances outstanding under our New ABL Credit Agreement at March 31, 2021 compared to borrowings of $90.6 million at March 31, 2020 under our Pre-Petition ABL Credit Agreement.  Total liquidity, defined as cash and cash equivalents plus the $48.4 million availability for borrowing under the New ABL Facility, was $54.7 million as of March 31, 2021.

•	As of April 26, 2021, we had no borrowings outstanding under the New ABL Facility.

Results of Operations

Our business is highly seasonal, with a significant portion of our net sales and most of our operating income generated in the second quarter of each fiscal year.

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

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income/(loss) (GAAP)	$(37,119)	$(31,040)	$21,844	$(29,731)
Depreciation and amortization	3,627	8,127	11,933	20,935
Interest expense, net	1,404	486	6,671	1,868
Income tax provision/(benefit)	172	117	715	99
EBITDA (non-GAAP)	$(31,916)	$(22,310)	$41,163	$(6,829)
Share based compensation expense (1)	382	523	1,347	2,082
Restructuring and abandonment expenses (2)	1,047	1,260	7,554	1,260
Reorganization items, net (3)	23,597	—	(62,169)	—
Adjusted EBITDA (non-GAAP)	$(6,890)	$(20,527)	$(12,105)	$(3,487)

(1)  Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards.  We adjust for these charges to facilitate comparisons from period to period.

(2)  Adjustment includes only certain restructuring expenses, including abandonment charges and compensation costs related to the severance and retention costs, permanent closure plan for stores and our Phoenix distribution center.  Such costs vary from period to period and management does not consider these costs in our evaluation of ongoing operations.

(3)  Adjustment includes only incremental professional and legal fees incurred after and as a direct result of the filing of the Chapter 11 Cases, along with gains resulting from lease terminations, gain on sale-leaseback, partially offset by estimated claims.  Such items vary from period to period and are not considered in management's evaluation of the Company’s ongoing operations.

Three Months Ended March 31, 2021

Compared to the Three Months Ended March 31, 2020

Net sales for the third quarter of fiscal 2021 were $153.3 million, a decrease of $12.4 million or 7.5%, compared to $165.7 million for the same period last year, primarily due to the permanent closure of 199 stores since the third quarter of fiscal 2020. Comparable store sales, which is calculated by comparing our current store base to the same comparable stores in prior year, increased 17.9% for the third quarter of fiscal 2021. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. Stores that are closed are included in the computation of comparable store sales until the month of closure.

The increase in comparable store sales when comparing the three-month period ended March 31, 2021 to March 31, 2020 was due to an increase in average ticket of 18.8%, the temporary closure of all stores on March 25, 2020 related to COVID-19, and the positive impact of an earlier Easter this fiscal year and the related pre-holiday sales compared to the prior year. The increase in comparable store sales was partially offset by a decrease in customer transactions of 0.8%, reductions in promotional events as compared to the prior year period and as a result of the winter storm that occurred in February 2021 that resulted in the temporary closure of many of our stores. Non-comparable store sales, which include the net effect of sales from new stores and sales from stores that have closed, decreased by a total of $35.5 million primarily due to the permanent closure of 199 stores since the third quarter of fiscal 2020, slightly offset by two store openings, which occurred since the end of the third quarter of fiscal 2020.  Additionally, sales continued to be negatively impacted by lower store inventory levels.  As of March 31, 2021, store inventory levels on a comparable store basis, were approximately 35.6% below last year. The inventory decline year over year was due to the strength of sales immediately post re-opening and challenges related to restocking stores, the closure of our merchant and supply chain operations during the height of the Spring 2020 COVID-19 outbreak and pandemic-related disruptions to supply chain. We expect inventory levels to increase throughout the spring and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions.  Store openings and closings are presented in the table below.

	Store Openings/Closings
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Fiscal Year Ended June 30, 2020
Stores open at beginning of period	490	705	714
Stores opened during the period	—	—	1
Stores closed during the period	—	(18)	(30)
Stores open at end of period	490	687	685

We ended the third quarter of fiscal 2021 with 490 stores, compared to 687 stores at March 31, 2020. No stores were relocated during the third quarter of either fiscal 2021 or fiscal 2020.

Gross profit for the third quarter of fiscal 2021 was $48.2 million, a decrease of 7.7% compared to $52.2 million in gross profit for the third quarter of fiscal 2020.  Gross profit as a percentage of net sales was 31.4% for the third quarter of fiscal 2021, compared to 31.5% for the third quarter of fiscal 2020.  The decrease in gross margin was primarily a result of higher supply chain and transportation costs recognized in the current quarter, partially offset by lower markdowns and lower shrink.

Selling, general & administrative (SG&A) expenses for the third quarter of fiscal 2021 decreased $23.6 million to $59.2 million, compared to $82.8 million in the same period last year.  The decrease in SG&A was primarily due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and renegotiated rents for the ongoing store base. Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs. Labor costs and depreciation were also lower on the smaller store base. Also contributing to the favorable comparison were reduced advertising and lower corporate expenses including reductions in compensation costs.  As a percentage of net sales, SG&A expenses were 38.6% for the third quarter of fiscal 2021 compared to 50.0% in the same period last year, a change of 1140 basis points.

Our operating loss was $12.0 million for the third quarter of fiscal 2021, compared to an operating loss of $30.6 million during the third quarter of fiscal 2020.  The operating loss for the current period was primarily the result of higher supply chain costs, higher compensation related expenses and the $1.0 million of restructuring and abandonment charges.

Interest expense was $1.4 million for the third quarter of fiscal 2021, compared to $0.5 million for in the third quarter of the prior fiscal year.  The increase in the current year period is primarily due to accrued interest expense on Term Loan along with the amortization of financing fees incurred for the New ABL facility and the Term Loan.

Income tax expense was $0.2 million in the third quarter of fiscal 2021, compared to $0.1 million in the third quarter of the prior fiscal year.  The effective tax rates for the third quarter of fiscal 2021 and fiscal 2020 were (0.0%) and (0.4%), respectively. A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of March 31, 2021. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.  We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Nine Months Ended March 31, 2021

Compared to the Nine Months Ended March 31, 2020

Net sales for the first nine months of fiscal 2021 were $513.5 million, a decrease of 28.1%, compared to $714.6 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings, as well as a decrease in sales from comparable stores of 9.9%.  New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening.  A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation.  Stores that are closed are included in the computation of comparable store sales until the month of closure. The decrease in comparable store sales was due to a 17.6% decrease in customer transactions, partially offset by a 9.3% increase in average ticket and the temporary closure of all stores on March 25, 2020 related to COVID-19.  Sales were significantly impacted by lower store inventory levels, which averaged approximately 45% below last year for the nine months as well as decreased store traffic resulting from the continuing negative impact of COVID-19.  As of March 31, 2021, store inventory levels on a comparable store basis, were approximately 35.6% below last year.  This decline was partially due to the strength of sales immediately post re-opening as well as challenges related to restocking stores rapidly.  Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring 2020 COVID outbreak as well as pandemic-related disruptions to the supply chain.  Non-comparable store sales decreased by a total of $146.3 million primarily due to the permanent closure of 199 stores since the third quarter of fiscal 2020.  Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.  We expect inventory levels to increase throughout the spring and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions. Store openings and closings are presented in the table below.

	Store Openings/Closings
	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020	Fiscal Year Ended June 30, 2020
Stores open at beginning of period	685	714	714
Stores opened during the period	2	1	1
Stores closed during the period	(197)	(28)	(30)
Stores open at end of period	490	687	685

We ended the first nine months of fiscal 2021 with 490 stores, compared to 687 stores at March 31, 2020. No stores were relocated during the first nine months of fiscal 2021, while five stores were relocated during the first nine months of the prior fiscal year.

Gross profit for the first nine months of fiscal 2021 was $159.3 million, a decrease of 33.4% compared to $239.1 million in gross profit for the first nine months of fiscal 2020.  Gross profit as a percentage of net sales was 31.0% for the first nine months of fiscal 2021, compared to 33.5% for the first nine months of fiscal 2020.  The decrease in gross margin was primarily a result of higher supply chain and transportation costs recognized in the current period, partially offset by lower markdowns and lower shrink.

Selling, general & administrative (SG&A) expenses for the first nine months of fiscal 2021 decreased $82.7 million to $184.6 million, compared to $267.3 million in the same period last year.  The decrease in SG&A was primarily due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and renegotiated rents for the ongoing store base. Subsequent to the petition date, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs. Labor costs and depreciation were also lower on the smaller store base.  Also contributing to the favorable comparison were reduced advertising costs and lower corporate expenses including reductions in compensation costs.  As a percentage of net sales, SG&A expenses were 35.9% for the first nine months of fiscal 2021 compared to 37.4% in the same period last year, a change of 150 basis points.

Our operating loss was $32.8 million for the first nine months of fiscal 2021 compared to an operating loss of $28.2 million during the first nine months of fiscal 2020. The operating loss for the current period was primarily the result of the 9.9% decrease in comparable store sales for the stores remaining open, higher supply chain costs, and the $7.6 million of restructuring and abandonment charges.

Interest expense was $6.7 million for the first nine months of fiscal 2021, compared to $1.9 million for the first nine months of the prior fiscal year.  The increase in the current year period is primarily due to the amortization of financing fees incurred for the New ABL facility, the DIP ABL Credit Agreement and accrued interest on Term Loan.

Income tax expense was $0.7 million in the first nine months of fiscal 2021, compared to income tax expense of $0.1 million for the same period in the prior fiscal year.  The effective tax rates for the first nine months of fiscal 2021 and fiscal 2020 were 3.3% and (0.3%), respectively.  A full valuation allowance is currently recorded against substantially all of our deferred tax assets as of March 31, 2021. A deviation from the customary relationship between income tax expense and pretax income results from the effects of the valuation allowance.  We currently believe the future year effective tax rates will continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Liquidity and Capital Resources

Cash Flows for the Period Ended March 31, 2021

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2021 was $114.5 million compared to cash provided by operations of $0.6 million for the nine months ended March 31, 2020.  Net cash used in operations was primarily driven by payments for bankruptcy court approved Pre-Petition claims, legal and professional fees and payments to the Company’s vendors for inventory.  There were no significant changes to our vendor payments policy during the nine months ended March 31, 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2021 related primarily to $68.6 million of proceeds from the sale of our corporate office and Dallas distribution center properties, along with $1.9 million of property and equipment at the 197 stores that we permanently closed, and was partially offset by $2.3 million of capital expenditures in the first nine months of fiscal 2021.  Net cash used in investing activities for the nine months ended March 31, 2020 related primarily to capital expenditures.  Our capital expenditures are generally associated with store relocations, expansions and new store openings, capital improvements to existing stores, as well as enhancements to our distribution center, equipment, and systems along with improvements related to our corporate office, technology and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities of $61.6 million for the nine months ended March 31, 2021 related primarily to the proceeds of $25.0 from the Term Loan and $40.0 million from the Rights Offering partially offset by the payment of financing fees of $3.2 million.  Net cash provided by financing activities of $50.8 million for the prior year period related primarily to $56.0 million of net proceeds on our Pre-Petition ABL Credit Agreement, along with a $5.0 million cash overdraft provision.

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

The filing of the Chapter 11 Cases was an event of default under the Pre-Petition ABL Credit Agreement and no further borrowings were available under the Pre-Petition ABL Credit Agreement. To provide for liquidity during the Chapter 11 Cases, we entered into agreements for debtor-in-possession financing.  On May 29, 2020, in accordance with an order of the Bankruptcy Court, Debtors entered into the DIP ABL Credit Agreement, which provided for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100.0 million.  Under the terms of the DIP ABL Credit Agreement, amounts available for advances were subject to a borrowing base generally consistent with the borrowing base under the Pre-Petition ABL Credit Agreement, subject to certain agreed upon exceptions. On July 10, 2020, we entered into the DIP DDTL Agreement, which provided for delayed draw term loans in an amount not to exceed $25.0 million.  On December 31, 2020, the DIP ABL Credit Agreement and the DIP DDTL Agreement were terminated.

In connection with our legal emergence from bankruptcy, resolving all material conditions precedent listed in the Plan of Reorganization, on December 31, 2020, we entered into the New ABL Credit Agreement and Term Loan Credit Agreement and completed the sale-leaseback transactions with respect to our corporate office and Dallas distribution center properties.  See Notes 8 and 13 to the consolidated financial statements herein.  In addition, we completed the $40.0 million Rights Offering on February 9, 2021.  In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering will be used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases (see Note 1).

Going forward, we expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility.

As of March 31, 2021, cash and cash equivalents, excluding restricted cash, were $6.3 million and total liquidity, defined as cash and cash equivalents plus the $48.4 million availability for borrowing under the New ABL Facility, was $54.7 million as of March 31, 2021.

We currently expect to incur capital expenditures, net of construction allowances received from landlords, of approximately $3 million to $4 million in fiscal year 2021, which reflects reduced capital spending as one of the liquidity preservation measures we have taken due to the financial impact of COVID-19.

We believe our plans, implemented during the nine month period ended March 31, 2021 in connection with the Chapter 11 Cases and those continuing to be implemented, will mitigate the known conditions and events that initially raised substantial doubt about the entity’s ability to continue as a going concern. However, due to the uncertainty around the scope and duration of the ongoing COVID-19 pandemic and current challenges related to the global transportation market those plans collectively cannot be deemed probable of mitigating this substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of March 31, 2021.

Except as discussed in Notes 1, 6 and 8 to the Consolidated Financial Statements, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.  Note 6 herein reflects the updated maturities of lease liabilities as of March 31, 2021, subsequent to renegotiations with our landlords and termination of rejected leases.

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

Other than as described in Note 1 of our unaudited consolidated financial statements, as of March 31, 2021, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time.  Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the third quarter of fiscal 2021 were 4.0% of sales compared to 6.9% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at March 31, 2021 would result in a decline in gross profit and diluted income per share for the third quarter of fiscal 2021 of $0.7 million and $0.01, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections.  These statements may be found throughout this Quarterly Report on Form 10-Q, particularly in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others.  Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words or words that state other “forward-looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook. Forward looking statements also include statements regarding the Company’s ability to continue as a going concern, the Company’s plans for store closures and lease renegotiations, financial projections and other statements regarding the Company’s strategy, future operations, performance and prospects, sales and growth expectations, our liquidity, capital expenditure plans, our inventory management plans and merchandising and marketing strategies.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description
10.1†	Transition Agreement with Steve Becker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on January 19, 2021)

10.2	Amended and Restated Agreement with BEL Retail Advisors Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on January 19, 2021)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K as filed with the Commission on February 16, 2021)

10.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K as filed with the Commission on February 16, 2021)

10.5

Agreement among Osmium Partners (Larkspur SPV), Osmium Partners, LLC, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 16, 2021)

10.6†	Enhanced Severance Agreement with Stacie Shirley (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on February 16, 2021)

10.7†	Enhanced Severance Agreement with Bridgett Zeterberg (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the Commission on February 16, 2021)

10.8†	Third Amended and Restated Consulting Agreement with BEL Retail Advisors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on March 31, 2021)

10.9†	Restricted Stock Unit Award Agreement with Paul Metcalf (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on March 31, 2021)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: April 29, 2021	By:	/s/ Stacie R. Shirley
Stacie R. Shirley Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)