Form 10-K
period 2021-06-30
TUESDAY MORNING CORP/DE
filed 2021-09-13
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40432

Tuesday Morning Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2398532 (I.R.S. Employer Identification No.)
6250 LBJ Freeway Dallas, Texas 75240 (972) 387-3562 (Address, zip code and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TUEM	The Nasdaq Capital Market

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

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2020 was approximately $78,942,980 based upon the closing sale price on the OTC Pink Market reported for such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒  No  ☐

As of the close of business on September 7, 2021, there were 85,934,779 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement to be filed in connection with 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward‑Looking Statements

This Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10‑K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward‑looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward‑looking statements are expressed differently. You should consider statements that contain these words or words that state other “forward‑looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook.  Forward looking statements also include statements regarding the Company’s strategy, future operations, performance and prospects, sales and growth expectations, our liquidity, capital expenditure plans, future store openings and closings, our inventory management plans and merchandising and marketing strategies.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10‑K refer to Tuesday Morning Corporation and its subsidiaries.

The factors listed below in Item 1A. under the heading “Risk Factors” and in other sections of this Form 10‑K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward‑looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

•	the effects and length of the COVID-19 pandemic;

•	changes in economic and political conditions which may adversely affect consumer spending;

•	our ability to identify and respond to changes in consumer trends and preferences;

•	our ability to mitigate reductions of customer traffic in shopping centers where our stores are located;

•	our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand;

•	our ability to obtain merchandise on varying payment terms;

•	our ability to successfully manage our inventory balances profitably;

•	our ability to effectively manage our supply chain operations;

•	loss of, disruption in operations of, or increased costs in the operation of our distribution center facility;

•	unplanned loss or departure of one or more members of our senior management or other key management;

•	increased or new competition;

•	our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth;

•	increases in fuel prices and changes in transportation industry regulations or conditions;

•	increases in the cost or a disruption in the flow of our products, including the extent and duration of the ongoing impacts to domestic and international supply chains from the COVID-19 pandemic;

•	changes in federal tax policy including tariffs;

•	the success of our marketing, advertising and promotional efforts;

•	our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management;

•	increased variability due to seasonal and quarterly fluctuations;

•	our ability to protect the security of information about our business and our customers, suppliers, business partners and employees;

•	our ability to comply with existing, changing and new government regulations;

•	our ability to manage risk to our corporate reputation from our customers, employees and other third parties;

•	our ability to manage litigation risks from our customers, employees and other third parties;

•	our ability to manage risks associated with product liability claims and product recalls;

•	the impact of adverse local conditions, natural disasters and other events;

•	our ability to manage the negative effects of inventory shrinkage;

•	our ability to manage exposure to unexpected costs related to our insurance programs;

•	increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations; and

•	our ability to maintain an effective system of internal controls over financial reporting.

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

Our customer is a savvy shopper with a discerning taste for quality at a value. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail, and digital media.

With 490 stores across the country as of June 30, 2021 (“fiscal 2021”), we are in the neighborhood in convenient, accessible locations. Our store layout is clean and simple, and the low-frills environment means we can pass even deeper savings on to our dedicated customer base. Our stores operate in both primary and secondary locations of major suburban markets, near our middle and upper‑income customers. We are generally able to obtain favorable lease terms due to our flexibility regarding site selection and our straightforward format, allowing us to use a wide variety of space configurations.

We operate our business as a single operating segment.

COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our 687 stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, 685 of our stores gradually reopened as of the end of June 2020. Two stores were permanently closed during the fourth quarter 2020.  In accordance with our bankruptcy plan of reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of 2021 and the closure of our Phoenix, Arizona distribution center (“Phoenix distribution center”) in second quarter of 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

Future impacts from the COVID-19 pandemic will depend on the potential further geographic spread and duration of the ongoing pandemic, the timing and extent of recovery in traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, availability and cost of products, the production and administration of effective medical treatments and vaccines, and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic.

Emergence from Chapter 11 Bankruptcy Proceedings

•

In response to the impacts of the COVID-19 pandemic, on May 27, 2020, we filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”).  During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

•

On June 9, 2020, the Bankruptcy Court issued an order approving procedures for the closure of up to 230 of our store locations.  In early June 2020, in accordance with orders of the Bankruptcy Court, we commenced the process to close 132 store locations in a first wave of store closings.  By the end of July 2020, all of these stores were permanently closed. In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords, and those store closures were completed in August 2020. In total, we permanently closed 197 stores during the first quarter of fiscal 2021. In addition, we closed our Phoenix distribution center in the second quarter of fiscal 2021.

•

On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”).  The Bankruptcy Court entered an order on December 23, 2020 (the “Confirmation Order”) confirming the Amended Plan, with certain modifications described in the Confirmation Order (as modified and confirmed, the “Plan of Reorganization”). On December 31, 2020, we legally emerged from bankruptcy, resolving all material conditions precedent listed in the Plan of Reorganization. However, the closing of the Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of ASC 852 – Reorganizations until that transaction closed on February 9, 2021. In connection with our legal emergence from bankruptcy on December 31, 2020, the Company completed certain debt financings and sale-leaseback transactions of our corporate office and Dallas distribution center properties contemplated by the Plan of Reorganization. See Notes 1, 2, 3 and 8 of our Consolidated Financial Statements for further discussions on these matters.

•

In February 2021, the Company completed the equity financing transaction contemplated by the Plan of Reorganization with a $40 million rights offering (the “Rights Offering”) that expired in February 2021. Eligible holders of the Company’s common stock subscribed to purchase approximately $19.8 million of shares, at $1.10 per share, with Osmium Partners (Larkspur SPV) LP (the “Backstop Party”) purchasing the remaining $20.2 million of shares. The Company closed on the Rights Offering and in February 2021, recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million for a change in fair value of the company’s common stock issued to the Backstop Party. See Note 7 of our Consolidated Financial Statements for further discussion.

Business Strategy

In fiscal 2021, we focused on resetting our merchandise strategy to our heritage of being an off-price retailer. We edited our assortment and drove our merchandising efforts to deliver our customers a treasure hunt and strong values that are representative of the off price marketplace. Additionally, we worked to improve working capital management and inventory turns, and continued to optimize our marketing effectiveness, cost controls and infrastructure.

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

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2020, 2019, and 2018 accounted for approximately 29%, 37% and 34% of our annual net sales for fiscal years 2021, 2020 and 2019, respectively.  The rate for fiscal 2021 is impacted by store closures during the first quarter of fiscal 2021.

Working Capital Items

Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December. We expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under our revolving credit facility.  See Liquidity and Capital Resources section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Inventory is one of the largest assets on our balance sheet. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands while keeping the inventory fresh and turning the inventory appropriately to optimize profitability.

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand-name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We generally pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2021, our top ten vendors accounted for approximately 10.3% of total purchases, with no single vendor accounting for more than 1.3% of total purchases. We continue to build strong vendor relationships following our emergence from Chapter 11 and have had no significant supplier issues as a result of the bankruptcy filing.

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

Distribution Network

In fiscal 2021, we primarily utilized our 1.2 million square feet of distribution center facilities in Dallas, Texas along with bypass facilities and a network of pool point facilities throughout the country which service all of our stores throughout the United States. During the fourth quarter of fiscal 2020, we reached the decision to close our 0.6 million square foot distribution center in the Phoenix distribution center and consolidate operations in our Dallas-based facility, which was completed in the second quarter of fiscal 2021. In June 2021, we leased an additional 100,000 square foot warehouse in Dallas, Texas (the “Stemmons DC Facility”) to supplement our distribution network.

Pricing

Our pricing policy is to sell merchandise generally below retail prices charged by department and specialty stores, catalog and on‑line retailers. Prices are determined centrally and are initially uniform at all of our stores. Once a price is determined for a particular item, labels displaying two‑tiered pricing are affixed to the product. A typical price tag displays a “Compare At” or “Compare Estimated Value” price, and “Our Price”. Our buyers determine and verify retail “Compare At” or “Compare Estimated Value” prices by reviewing prices published in advertisements, catalogs, on‑line and manufacturers’ suggested retail price lists and by visiting department or specialty stores selling similar merchandise. Our information systems provide daily sales and inventory information, which enables us to evaluate our prices and inventory levels and to adjust prices on unsold merchandise in a timely manner and as dictated by sell-through percentages, thereby effectively managing our inventory levels and offering competitive pricing.

Human Capital Management

As of June 30, 2021, we employed 1,607 persons on a full‑time basis and 4,692 persons on a part‑time basis, which is a significant reduction from the prior year due to the impacts of COVID-19 resulting with a reduction in force we implemented in the fourth quarter of fiscal 2020. Our associates are not represented by any labor unions, and we have not experienced any work stoppage due to labor disagreements. We believe that our associate relationships are strong, in part, due to the following areas of commitment to a loyal and inclusive associate base:

Associate Engagement

We have an Engagement Committee of which the associate members are diverse from across the organization. The Committee focuses on communication and events to bring our associates together such as ongoing associate events, associate appreciation week, community volunteer opportunities, and charitable events. We conduct periodic associate opinion surveys to directly engage with and collect feedback from our associates, which we use to improve the experience of our teams. Our leadership and human resources department maintain an open-door policy for associates to report concerns, and we provide an anonymous reporting hotline, available in multiple languages. Also, we conduct town hall meetings so that associates can directly hear about the business from senior leaders. We strive to deliver a workplace experience where the quality of our engagement with fellow associates, business partners and customers aligns with our company values.

Talent Development

We utilize an online training and education platform for all associates to be compliant with federal, state, privacy and cybersecurity laws as applicable. We also invest in our store associates through structured training programs for our assistant store managers and store managers that enable our associates to be more effective leaders and helps them strive towards achieving the career they envision for themselves. All associates are given detailed feedback about their performance on at least an annual basis through formal performance appraisals. Based on the associate’s career goals, leaders may work to design individual development plans. Further, the company engages in succession planning to identify and develop talent within the organization.

Diversity, Equity and Inclusion

Associate engagement and retention require an understanding of the needs of a diverse, creative and purpose-driven workforce. We firmly believe that working in a culture focused on diversity, equity and inclusion spurs innovation, creates healthy and high-performing teams, and delivers superior customer experiences. We aim to provide equal opportunity for all employees. As of June 30, 2021, 74.5% of our total workforce identified as female and 43.8% were minorities. Additionally, 50% of our Vice-Presidents and above identified as female. Currently, we are building relationships with organizations, universities, colleges and other networks to expand our reach to potential diverse candidates including a summer internship program at the corporate office that we look to expand to other areas of the business in the near future.

We remain focused on increasing the representation of minority talent through hiring and career development by striving to have our stores reflect the diversity in their communities. Our core value of being welcoming to all celebrates our commitment to respect and diversity. Further, the stores offering a diverse range of products creates an inclusive shopping experience.  Our passion for the deal extends to our commitment to providing our customers with a multicultural range of products at a variety of price points.

Safety/Health and Wellness

We are committed to providing a safe and healthy work environment for our associates and customers. Aligned with our values, we strive to continuously monitor our work environment to keep our associates and customers as safe as possible. We have an open door policy for all associates to report concerns or safety issues. If an associate does not feel comfortable reporting an incident to their immediate manager or the human resources department, then the associate may contact the company’s ethics and compliance hotline via a toll free number or access it via the web.  The hotline is available 24 hours a day, 7 days a week. Our commitment to associate safety also include ongoing safety communications with weekly safety topics, safety training and audits for review.

During fiscal 2020, to address the safety and public health of our workforce and customers due to the unprecedented COVID-19 pandemic, we implemented a number of protocols, including:

•	Developing and distributing a playbook along with a video to guide the safe return to offices, stores, work sites and implementing temporary work-from home-policies as appropriate;
•

Establishing strict safety protocols and procedures company-wide, including an in-depth training program, social distancing measures, enhanced sanitization, daily wellness checks including temperature verifications and supplying personal protective gear such as masks and gloves;

During the fourth quarter of fiscal 2021, we began offering a vaccination incentive program including offering vaccines onsite at the corporate office and distribution center.

 Compensation and Benefits

We offer a benefits package designed to put our associates’ health and well-being, and that of their families, at the forefront. Depending on position and location, associates may be eligible for: 401(k) plan and other investment opportunities; paid vacations, holidays and other time-off programs; health, dental and vision insurance; health and dependent care tax-free spending accounts; medical, family and bereavement leave; paid maternity/primary caregiver benefits; tax-free commuter benefits; wellness programs; time off to volunteer, and matching donations to qualifying nonprofit organizations.

In connection with the COVID-19 pandemic, we acted quickly to meet the needs of our team members, by providing certain enhanced benefits, such as:

• Created a dedicated associate hotline to provide real time support for any COVID-19-related issues;

• Reinforced social distancing through signage, floor markers, taped grid patterns on floors, and directional arrows;

• Continued telehealth support and employee assistance programs; and

• Provided special wellness resources and tools.

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

Stores and Store Operations

Store Locations.  As of June 30, 2021, we operated 490 stores in the following 40 states:

State	# of Stores	State	# of Stores
Alabama	16	Missouri	13
Arizona	19	Nebraska	1
Arkansas	10	Nevada	5
California	37	New Jersey	1
Colorado	16	New Mexico	5
Delaware	2	New York	3
Florida	43	North Carolina	26
Georgia	19	North Dakota	1
Idaho	3	Ohio	12
Illinois	8	Oklahoma	10
Indiana	8	Oregon	6
Iowa	3	Pennsylvania	10
Kansas	5	South Carolina	19
Kentucky	11	South Dakota	1
Louisiana	14	Tennessee	17
Maryland	9	Texas	86
Massachusetts	1	Utah	5
Michigan	4	Virginia	18
Minnesota	4	Washington	4
Mississippi	13	Wisconsin	2

In fiscal 2022, we plan to open approximately eight new stores. We also plan to close approximately eight stores.

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

Store Leases. We conduct substantially all operations from leased facilities, including our corporate offices in Dallas and the Dallas warehouse, distribution and retail complex, which were leased on December 31, 2020, subsequent to the sale and leaseback of those facilities on that date. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 10 years. Many of our leases include options to renew at our discretion. We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that generally expire within 5 years.

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 6,000 to 30,000 square feet, averaging on a per store basis approximately 12,400 square feet as of June 30, 2021.  Historically, we have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. With our current real estate strategy, we continue to be focused on designing a very functional, easy to shop environment that also highlights the quality of the merchandise. We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

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

As of March 25, 2020, we had temporarily closed all of our stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. Stores gradually reopened as allowed by state and local jurisdictions, and all but two of our stores had reopened as of the end of June 2020. In the first quarter of fiscal 2021, we completed the permanent closure of 197 stores in connection with our Chapter 11 bankruptcy proceedings. The pandemic also has significantly impacted the global supply chain, with restrictions and limitations on business activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products.

Our customers may also be negatively affected by the consequences of COVID-19, which could negatively impact demand for our products as customers delay, reduce or eliminate discretionary purchases at our stores. Any significant reduction in customer visits to, and spending at, our stores caused directly or indirectly by COVID-19 would result in a further loss of revenue and cash flows and negatively impact profitability and could result in other material adverse effects.

The extent to which the ongoing COVID-19 pandemic will continue to impact our business, results of operations, financial condition and liquidity is uncertain considering the rapidly evolving environment and will depend on future developments, including the potential further geographic spread and duration of the ongoing pandemic, the timing and extent of recovery in traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, availability and cost of products, the production and administration of effective medical treatments and vaccines, and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic.

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

Risks associated with our reliance on imported products include disruptions in the shipping and importation or increases in the costs of imported products because of factors such as:

•	industry wide supply chain dislocation
•	raw material shortages;
•	work stoppages;
•	strikes and political unrest;
•	problems with oceanic shipping, including shipping container shortages;
•	increased customs inspections of import shipments or other factors causing delays in shipments;
•	merchandise quality or safety issues;
•	economic crises;
•	international disputes, wars, and terrorism;
•	loss of “most favored nation” trading status by the United States in relation to a particular foreign country;
•	natural disasters;
•	import duties and tariffs;
•	foreign government regulations;
•	import quotas and other trade sanctions; and
•	increases in shipping rates.

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

With few exceptions, all inventory is shipped directly from suppliers to our distribution network, primarily through our Dallas distribution center, where the inventory is then processed, sorted and shipped to our stores. We also use bypass and pool point facilities to distribute inventory to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. External factors, such significant supply chain dislocation caused by COVID-19 pandemic and excessive market demand, can negatively impact our supply chain operations resulting in increased costs and delay.  We may not anticipate all of the changing demands which our operations will impose on our receiving and distribution system.

The loss of, disruption in operations of, or increased costs in the operation of our distribution center facilities would have a material adverse effect on our business and operations.

Events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores. In the event our distribution center is shut down for any reason, we cannot assure that our insurance will be sufficient, or that insurance proceeds will be paid to us in a timely manner.  As a result of the COVID-19 pandemic and impact to our business, we decided to close our Phoenix distribution center in fourth quarter fiscal 2020 with the closure completed in the second quarter of fiscal 2021. The level of costs of our distributions center operations, and our related profitability, will be negatively impacted by increased wages as a result of competition to attract qualified employees. In addition, any inefficiencies in the operation of our distribution center facilities as well as delays in the delivery of merchandise to our stores will also negatively impact our profitability.

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

By their nature, specific off‑price merchandise items are available from manufacturers or vendors generally on a non‑recurring basis. As a result, we do not have long‑term contracts with our vendors for supply, pricing or access to products, but make individual purchase decisions, which may be for large quantities. Due to economic uncertainties, some of our manufacturers and suppliers may cease operations or may otherwise become unable to continue supplying off‑price merchandise on terms acceptable to us. We cannot assure that manufacturers or vendors will continue to make off‑price merchandise available to us in quantities acceptable to us, which is especially true at present with the inherent supply chain issues caused by the COVID-19 pandemic, or that our buyers will continue to identify and take advantage of appropriate buying opportunities. In addition, if we misjudge consumer demand for products, we may significantly overstock unpopular products and be forced to take significant markdowns and miss opportunities to sell more popular products. An inability to acquire suitable off‑price merchandise in the future or to accurately anticipate consumer demand for such merchandise would have an adverse effect on our business, results of operations, cash flows and financial condition.

Our results of operations will be negatively affected if we are not successful in managing our inventory profitably.

Inventory is one of the largest assets on our balance sheet and represented approximately 35% of our total assets at June 30, 2021 and 23% at June 30, 2020. Our inventory balance at June 30, 2021 is higher than during fiscal 2020 due to the COVID-19 disruption to our sales and store closures during the third and fourth quarter of fiscal 2020. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. We have recorded significant inventory write‑downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future.

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

The operation of our business is heavily dependent upon the implementation, integrity, security, and successful functioning of our computer networks and information systems, including the point‑of‑sale systems in our stores, data centers that process transactions, and various software applications used in our operations.  Our systems are subject to damage or interruption from weather events, power outages, telecommunications or computer failures, computer viruses, security breaches, employee errors and similar occurrences. A failure of our systems to operate effectively as a result of damage to, interruption, or failure of any of these systems could result in data loss, a failure to meet our reporting obligations, or material misstatements in our consolidated financial statements, or cause losses due to disruption of our business operations and loss of customer confidence. These adverse situations could also lead to loss of sales or profits or cause us to incur additional repair, replacement and development costs. Our inability to improve our information technology systems and technologies may continue to result in inefficiencies, fail to support growth and limit opportunities.

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

Our success depends partly upon our marketing, advertising and promotional efforts. If our marketing spend is inadequate, if we fail to implement programs successfully, or if our competitors are more effective than we are, our results of operations may be adversely affected.

Historically, we have used marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our marketing efforts, including email, direct mail, digital video, digital display, search and social networks. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our net sales. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have some difficulties in retaining existing customers and attracting new customers.

If we do not attract, train and retain quality employees in appropriate numbers, including key employees and management, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other employees in large numbers, as well as, experienced buying and management personnel. Many of our store employees are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our staffing levels and customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates, whether in response to market demands or new minimum wage legislation. In addition, our recent emergence from bankruptcy may negatively impact our ability to attract and retain employees. Changes that adversely impact our ability to attract and retain quality employees and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2020, 2019, and 2018 accounted for approximately 29%, 37% and 34% of our annual net sales for fiscal years 2021, 2020 and 2019, respectively. For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

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

We purchase merchandise from third parties and directly import a limited amount of product as importer of record and offer this merchandise to customers for sale. Merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, in the past, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from third‑party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

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

Risks Related to Trading Restrictions in our Common Stock

Our common stock is subject to ownership and transfer restrictions intended to preserve our ability to use our net operating loss carryforwards and other tax attributes.

We have incurred significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. Our Amended and Restated Certificate of Incorporation imposes certain restrictions on the transferability and ownership of our common stock in order to reduce the possibility of an equity ownership shift that could result in limitations on our ability to utilize net operating loss carryforwards and other tax attributes from prior years for federal income tax purposes.  Any acquisition or sale of our common stock that results in a stockholder being in violation of these restrictions may not be valid.

Subject to certain exceptions, these ownership restrictions restrict (i) any transfer that would result in any person acquiring 4.5% or more of our common stock, (ii) any transfer that would result in an increase of the ownership percentage of any person already owning 4.5% or more of our common stock, or (iii) any transfer during the five-year period following December 31, 2020 that would result in a decrease of the ownership percentage of any person already owning 4.5% or more of our common stock.  These restrictions will remain in effect until the earliest of (i) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the board of directors determines these restrictions are no longer necessary for preservation of the Company’s tax benefits, (ii) the beginning of a taxable year in which the board of directors determines no tax benefits may be carried forward, or (iii) such other date as shall be established by the board of directors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Stores.

We lease all of our stores from unaffiliated third parties. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At June 30, 2021, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of store leases executed under our real estate strategy is approximately ten years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty approximately 5 years after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

Distribution Facilities and Corporate Headquarters.

We previously owned a 104,675 square foot building which houses our corporate office in Dallas, Texas and a Dallas distribution center, of which we utilize approximately 1.2 million square feet. On December 31, 2020, we sold our corporate office and Dallas distribution center properties and leased back those facilities. The lease of the corporate office is for a term of 10 years, and the lease of the distribution center is for an initial term of two and one-half years, with an option to extend the distribution center lease for one additional year. We believe it is reasonably certain the option to extend will be exercised.

During fiscal 2015, we executed a lease for approximately 0.6 million square feet related to our additional distribution center in Phoenix, Arizona which started operations in the fourth quarter of fiscal 2016. We reached the decision in the fourth quarter of fiscal 2020 to close our Phoenix distribution center and consolidate operations in our Dallas-based facility, which was completed in the second quarter of fiscal 2021.

We also lease from unaffiliated third parties four parcels of land of approximately 538,250 square feet, for trailer parking and a 100,000 square foot warehouse in Dallas, Texas to supplement our distribution network.

Item 3.  Legal Proceedings

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Notes 1 and 2 in the Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the pendency of our bankruptcy proceedings, the Company’s common stock was delisted by the Nasdaq Stock Market, LLC (“Nasdaq”) and began trading on the OTC Pink marketplace under the symbol “TUESQ”. In January 2021, following our emergence from bankruptcy, the Company’s common stock began trading on the OTCQX market under the ticker symbol “TUEM.”

On May 24, 2021, Nasdaq approved our application for the relisting of the Company's common stock on the Nasdaq Capital Market. The Company's common stock was relisted and commenced trading on the Nasdaq Capital Market at the opening of the market on Tuesday, May 25, 2021, under the ticker symbol "TUEM."

As of September 7, 2021, there were approximately 149 holders of record of our common stock.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock, since January 13, 2021, with the cumulative total returns of the S&P 500 index and the S&P Specialty Retail index.  The graph assumes that the value of the investment in the Company's common stock, S&P 500 index and S&P Specialty Retail index on January 13, 2021 and is calculated assuming the quarterly reinvestment of dividends as applicable. Due to our legal emergence from bankruptcy on December 31, 2020, information for our common stock is only available from January 13, 2021 (the date shares of our common stock began trading following our legal emergence from bankruptcy).  The information is included for historical comparative purposes only, reflects a time period of very limited duration, and should not be considered indicative of future share performance.

Comparison of Six Month Cumulative Return
$500
$400
$300
$200
$100
$0
1/13/2021
3/31/2021
6/30/2021
Tuesday Morning
S&P 500 Index
S&P 500 Specialty Retailing Index

INDEXED RETURNS
	Periods Ending
Company / Index	1/13/2021	3/31/2021	6/30/2021
Tuesday Morning	$100	$161.05	$381.44
S&P 500 Index	100	104.62	118.81
S&P 500 Specialty Retailing Index	100	124.75	161.84

The information under the heading performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividend Policy

During the fiscal years ended June 30, 2021, 2020, and 2019, we did not declare or pay any cash dividends on our common stock. We do not presently have plans to pay dividends on our common stock. The agreements relating to our outstanding indebtedness restrict our ability to pay dividends or repurchase our common stock. Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

Item 6.  Reserved

Not Required

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with and our consolidated financial statements and related notes thereto included elsewhere in this Form 10‑K.

Background

We are one of the original off-price retailers and a leading destination for unique home and lifestyle goods, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers.  Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices.  Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail and digital media.

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our 687 stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, 685 of our stores gradually reopened as of the end of June 2020. Two stores were permanently closed during the fourth quarter 2020.  In accordance with our bankruptcy plan of reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of 2021 and the closure of our Phoenix distribution center in second quarter of 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

Future impacts from the COVID-19 pandemic will depend on the potential further geographic spread and duration of the ongoing pandemic, the timing and extent of recovery in traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, availability and cost of products, the production and administration of effective medical treatments and vaccines, and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic.

Emergence from Chapter 11 Bankruptcy Proceedings

•

In May 2020, we filed voluntary petitions under Chapter 11 of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

•

In early June 2020, in accordance with the orders of the Bankruptcy Court, we commenced the process to close 132 store locations in a first wave of store closings. By the end of July 2020 all of these stores were permanently closed. In mid-July, 2020, we closed an additional 65 stores following negotiations with our landlords and those store closures were completed in August 2020. In total, we closed 197 stores during fiscal 2021. In addition, we also closed our Phoenix distribution center in the second quarter of fiscal 2021.

•

On December 23, 2020, the Bankruptcy Court entered an order confirming our Plan of Reorganization. On December 31, 2020, all of the conditions precedent to the Plan of Reorganization were satisfied and we legally emerged from bankruptcy, resolving all material conditions precedent listed in the Plan of Reorganization. However, the closing of the Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of ASC 852 – Reorganizations until that transaction closed on February 9, 2021. In connection with our legal emergence from bankruptcy on December 31, 2020, we completed the debt financing and sale-leaseback transactions contemplated by the Plan of Reorganization. See Notes 1, 2, 3, 7 and 8 to the consolidated financial statements.

•

In February 2021, the Company completed the equity financing transaction contemplated by the Plan of Reorganization with a $40 million Rights Offering that expired in February, 2021.  Eligible holders of our common stock subscribed to purchase approximately $19.8 million of shares, at $1.10 per share, with the Backstop Party purchasing the remaining $20.2 million of shares. The Company closed on the Rights Offering and in February, 2021, recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million for a change in fair value of the company’s common stock issued to the Backstop Party. See Notes 7 and 11 to the consolidated financial statements.

Key Metrics for Fiscal 2021

Key operating metrics for continuing operations for the year ended June 30, 2021 include:

•

Net sales for fiscal 2021 were $690.8 million, a decrease of $184.1 million or 21.0%, compared to $874.9 million for the same period last year, primarily due to the permanent closure of 197 stores, partially offset by an increase in comparable store sales of 0.7%.

•	Gross margin for fiscal 2021 was 29.8%, compared to 32.6% for fiscal 2020.
•	Selling, general and administrative expenses for fiscal 2021 decreased $86.4 million to $244.2 million, from $330.6 million for fiscal 2020.
•

Restructuring, impairment and abandonment charges were $10.8 million during fiscal 2021, compared to $113.5 million during fiscal 2020, related to the executive severance and employee retention cost of $3.6 million, and intangible impairment charge of $1.6 million, as well as abandonment costs of $5.6 million related to the permanent closure of our stores and the Phoenix distribution center.

•

Reorganization items, were a net benefit of $60.0 million during fiscal 2021 related primarily to a $66.2 million net gain from store lease terminations and the termination of Phoenix distribution center lease under our permanent closure plan and a $49.6 million gain on the sale-leaseback transactions under the Plan of Reorganization.  These gains were partially offset by $34.6 million in professional and legal fees related to our reorganization as well as $20.0 million in non-cash charges related to execution of the Rights Offering.

•	Our net earnings for fiscal 2021 were $3.0 million, or diluted net earnings per share of $0.05 compared to a net loss for fiscal 2020 of $166.3 million, or diluted net loss per share of $3.68
•

As shown under the heading “Non-GAAP Financials Measures” below, EBITDA was $26.9 million for fiscal 2021 compared to a negative $135.3 million for fiscal 2020.  Adjusted EBITDA was negative $20.3 million for fiscal 2021 compared to a negative $15.4 million for fiscal 2020.

Key balance sheet and liquidity metrics for the year ended June 30, 2021 include:

•

Cash and cash equivalents at June 30, 2021 decreased $40.2 million to $6.5 million from $46.7 million at June 30, 2020. Cash and cash equivalents, including restricted cash, at June 30, 2021 decreased $17.8 million to $28.9 million from $46.7 million at June 30, 2020. The decrease in cash and cash equivalents including restricted cash were primarily driven by payments for bankruptcy court approved petition claims, legal and professional fees and payments to the Company vendors for inventory. See Note 2 to our consolidated financial statements for additional information.

•

As of June 30, 2021, total liquidity, defined as cash and cash equivalents plus $38.9 million availability for borrowing under the New ABL Facility, was $45.4 million. In addition, as of June 30, 2021, we had $12.0 million of borrowings outstanding under the New ABL Facility and, $12.1 million of letters of credit outstanding. Taking into account $10.0 million of borrowing capacity that is unavailable until December 31, 2021, we have borrowing availability of $38.9 million under the New ABL Facility, as of June 30, 2021.

•

Inventory levels at June 30, 2021 increased $30.1 million to $145.1 million from $114.9 million at June 30, 2020. Inventory levels at June 30, 2020 were low driven primarily by the disruption to our business caused by the COVID-19 pandemic in the back half of fiscal 2020. Inventory turnover for the trailing five quarters as of June 30, 2021 was 3.9 turns, an increase from the trailing five quarter turnover as of June 30, 2020 of 2.8 turns, and was favorably impacted by lower than optimal current inventory levels and higher merchandise sell-through rates.

Store Data

The following table presents information with respect to our stores in operation during each of the fiscal periods:

	Fiscal Year Ended June 30,
	2021	2020	2019
Open at beginning of period	685	714	726
Opened	2	1	11
Closed	(197)	(30)	(23)
Open at end of the period	490	685	714

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.2	67.4	65.0
Gross margin	29.8%	32.6%	35.0%
Selling, general and administrative expenses	35.3	37.8	36.0
Restructuring, impairment, and abandonment charges	1.6	13.0	0.0
Operating loss	(7.1%)	(18.2%)	(1.0%)
Interest expense	(1.2)	(0.4)	(0.2)
Reorganization items, net	8.7	(0.4)	0.0
Other income	0.0	0.0	0.1
Income tax provision	0.0	0.0	0.0
Net earnings/(loss)	0.4%	(19.0%)	(1.2%)

See Note 2 in the Notes to Consolidated Financial Statements herein for a discussion of restructuring, impairment, and abandonment charges, as well as reorganization items.

2021 Compared with 2020

Net sales for fiscal 2021 were $690.8 million, a decrease of 21.0%, compared to $874.9 million for the same period last year, primarily due to the completion of our permanent store closing plans approved through bankruptcy proceedings of 197 stores, partially offset by an increase in comparable store sales of 0.7%. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. Stores that are closed are included in the computation of comparable store sales until the month of closure. The slight increase in comparable store sales was due to an 8.7% increase in average ticket and by the temporary closure of all stores on March 25, 2020 related to COVID-19, largely offset by a 7.4% decrease in customer transactions. As of June 30, 2021, store inventory levels on a comparable store basis, were approximately 41.1% higher than last year. Store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the third quarter of fiscal 2020, at the height of the spring 2020 COVID outbreak as well as pandemic-related disruptions to the supply chain. Non-comparable store sales decreased by a total of $187.3 million primarily due to the permanent closure of 199 stores since the third quarter of fiscal 2020. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. We expect inventory levels to increase throughout the fall and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions.

Gross margin for fiscal 2021 was $206.0 million, a decrease of 27.7% compared to $284.9 million for fiscal 2020.  As a percentage of net sales, gross margin decreased to 29.8% in fiscal 2021 compared with 32.6% in fiscal 2020. The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the current year, partially offset by lower markdowns.

Selling, general and administrative expenses (‘SG&A”) decreased $86.4 million to $244.2 million in fiscal 2021, compared to $330.6 million in fiscal 2020.  The decrease was due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and renegotiated rents for the ongoing store base.  Subsequent to the filing of the Chapter 11 proceedings, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs. Labor costs and depreciation were also lower on the smaller base. Also contributing to the favorable comparison were reduced advertising costs and lower corporate expenses.  As a percentage of net sales, SG&A decreased 250 basis points to 35.3% for fiscal 2021, compared to 37.8% in fiscal year 2020.

Restructuring, impairment and abandonment charges were $10.8 million during fiscal 2021, compared to $113.5 million during fiscal 2020, related to the executive severance and employee retention cost of $3.6 million, and intangible impairment charge of $1.6 million, as well as abandonment costs of $5.6 million related to the permanent closure of our stores and the Phoenix distribution center. These costs during fiscal 2020, were charges primarily related to (i) $80.1 million in impairment cost and $25.1 million in abandonment cost relating to our permanent store closing plan along with our decision to close the Phoenix distribution center; (ii) $5.2 million in pre-filing incremental professional fees; and (iii) $3.1 million in compensation costs related to a reorganization reduction in force completed prior to the filing of the Chapter 11 Cases.  Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Our operating loss was $49.0 million during fiscal 2021 as compared to an operating loss of $159.2 million for fiscal 2020, a decrease of $110.2 million.  The operating loss in the current year was primarily the result of the lower net sales which were significantly driven by the impact of the COVID-19 pandemic, together with an increased cost of sales, significant impairment and abandonment charges recognized for the approved permanent store and Phoenix distribution center closures.

Interest expense increased $4.4 million to $8.2 million in fiscal 2021 compared to $3.8 million in the prior year.  The increase in fiscal 2021 primarily due to the amortization of financing fees incurred on our new revolving credit facility our debtor-in-possession financing agreements, and accrued interest on our term loan.  See Note 3 to our consolidated financial statements for additional information.

Reorganization items were a net benefit of $60.0 million for fiscal 2021 compared to a net expense of $3.6 million in fiscal 2020. The net benefit during fiscal 2021 related primarily to a $66.2 million net gain from store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan and a $49.6 million gain due from the sale-leaseback transactions pursuant to the Plan of Reorganization.  These benefits were partially offset by $34.6 million in professional and legal fees related to our reorganization as well as $20.0 million in non-cash charges related to execution of our Rights Offering.  For fiscal 2020, reorganization items, net represent professional fees of $3.6 million incurred during our Chapter 11 proceedings.

Income tax expense for fiscal 2021 was $0.3 million compared to $0.2 million in fiscal 2020.  The effective tax rates for fiscal 2021 and 2020 were 8.9% and (0.1%), respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.  A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at June 30, 2021.  The total valuation allowance at the end of fiscal years 2021, 2020, and 2019 was $53.7 million, $67.6 million and $27.5 million, respectively.  A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Our net earnings/(loss) for fiscal 2021 was $3.0 million, or diluted net earnings per share of $0.05 compared to a net loss for fiscal 2020 of $166.3 million, or diluted net loss per share of $3.68

Fiscal Year Ended June 30, 2020 Compared to Fiscal Year Ended June 30, 2019

For a discussion of fiscal 2020 results of operations as compared to fiscal 2019 results of operations, please refer to Part II, Item 7, Management’s Discussion of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 14, 2020.

Non-GAAP Financial Measures

We define EBITDA as net income or net loss before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that we believe are not representative of our core operating performance. These measures are not presentations made in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or loss as a measure of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as a measure of liquidity. EBITDA and Adjusted EBITDA should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by such adjustments. We believe it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate our operating performance. These non-GAAP financial measures are included to supplement our financial information presented in accordance with GAAP and because we use these measures to monitor and evaluate the performance of our business as a supplement to GAAP measures and we believe the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in our business and evaluate our performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

The following table reconciles net earnings (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Year Ended June 30,
	2021	2020
Net earnings/(loss) (GAAP)	$2,982	$(166,328)
Depreciation and amortization	15,412	27,019
Interest expense, net	8,169	3,823
Income tax provision	291	221
EBITDA (non-GAAP)	26,854	(135,265)
Share-based compensation expense (1)	2,054	2,720
Restructuring, impairment and abandonment charges (2)	10,834	113,492
Reorganization items, net (3)	(60,015)	3,619
Adjusted EBITDA (non-GAAP)	$(20,273)	$(15,434)

1)

Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period.

2)

For the year-ended June 30, 2021, adjustments include restructuring and abandonment costs primarily related to $3.6 million to executive severance and employee retention cost, intangible impairment charge of a $1.6 million as well as abandonment cost of $5.6 million related to the permanent closure of our stores and the Phoenix distribution center. For the year-ended June 30 2020, adjustments include restructuring, impairment and abandonment charges primarily related to: $80.1 million in impairment cost and $25.1 million in abandonment cost relating to our permanent store closing plan along with our decision to close the Phoenix distribution center; $5.2 million in pre-filing incremental professional fees; and $3.1 million in compensation costs related to a reorganization reduction in force completed prior to the filing of the Chapter 11 Cases.  Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

3)

For the year-ended June 30, 2021, adjustments include a net $66.2 million gain due to the leases for store locations related to our permanent closure plan, as well as the lease for our Phoenix distribution center, which were rejected and the related lease liabilities were reduced to the amount of estimated claims allowable by the Bankruptcy Court (See note 1) as well as a $49.6 million gain due to the execution of a sale-leaseback agreement during the second quarter of 2021 on our owned real estate as part of our Plan of Reorganization (see note 1 and note 8). These were partially offset by reorganization costs primarily related to $34.6 million in professional & legal fees related to our reorganization as well as $20.0 million in non-cash charges related to the execution of our Rights Offering (see Note 1 and 7).

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal 2021, cash used in operating activities was $158.1 million, compared to cash provided by operating activities of $93.9 million in the prior fiscal year. Net cash used in operations in fiscal 2021 was primarily driven by payments for bankruptcy court approved pre-petition claims, legal and professional fees and payments to the Company’s vendors for inventory. In fiscal 2020, cash provided by operating activities of $93.9 million related to primarily to a $126.4 million larger decrease in inventory. This increase was partially offset by our higher net loss in fiscal 2020, adjusted for the non-cash impacts of asset impairment and abandonment charges, totaling $105.2 million, as well as a $9.6 million cash outlay for July 2020 rents, which were paid at the end of June 2020, and a $4.5 million higher cash usage in accounts payable and accrued liabilities.

Cash flows from Investing Activities

Net cash provided by investing activities for fiscal 2021 of $66.7 million related primarily to $68.6 million of proceeds from the sale of our corporate office and Dallas distribution center properties in a sale-leaseback transaction under our Plan of Reorganization, along with $1.9 million of property and equipment at the 197 stores that we permanently closed, and was partially offset by $3.8 million of capital expenditures. For additional information regarding the sale-leaseback transaction, see Note 8 to our consolidated financial statements. Net cash used in investing activities for fiscal 2020 of $13.9 million related primarily to $15.8 million of capital expenditures offset by $1.9 million in proceeds received from the sale of assets.

Cash Flows from Financing Activities

Net cash provided by financing activities of $73.6 million for fiscal 2021 related primarily to the proceeds of $12.0 million from borrowings of $386.0 million and repayments of $376.0 million on our new revolving credit facility, $25.0 million from a term loan and

$40.0 million from the Rights Offering, partially offset by the payment of financing fees of $3.2 million. For additional information regarding our new revolving credit facility, the term loan and the Rights Offering, see Notes 2, 3 and 7 to our consolidated financial statements.  The proceeds of these financings were used primarily to pay pre-petition claims of general unsecured in our bankruptcy proceedings and for purchases of inventory.  Net cash used in financing activities of $44.7 million in fiscal 2020 related to $34.6 million in net repayments on our revolving credit facility, a $5.0 million lower cash overdraft provision, and the payment of $4.9 million in financing costs related to obtaining debtor-in-possession financing.

Capital Resources

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under an asset-based, senior secured revolving credit facility. During the pendency of our bankruptcy proceedings, we financed our operations with funds generated from operating activities and available cash and cash equivalents, and also had in place debtor-in-possession financing arrangements.  We made no borrowings under the DIP ABL Credit Agreement (defined below) and the DIP DDTL Agreement (defined below) and both were terminated on December 31, 2020 in connection with our legal emergence from bankruptcy.

On December 31, 2020, as contemplated by our Plan of Reorganization, the Company and its subsidiaries entered into a Credit Agreement (the “New ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. that provides for a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”). The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The New ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels, after the first anniversary of the agreement.  For additional information regarding the New ABL Facility, see Note 3 to our consolidated financial statements.

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC, entered into a Credit Agreement (the “Term Loan Credit Agreement”) providing for a term loan of $25.0 million to the Company (the “Term Loan”).

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind. Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New ABL Facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of June 30, 2021, the outstanding principal balance of the Term Loan was $26.4 million, net of debt issuance costs.  For additional information regarding the Term Loan, see Note 3 to our consolidated financial statements.

In addition, in February 2021, we completed the Rights Offering and recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million for a change in fair value of the company’s common stock issued to the Backstop Party.

Going forward, we expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility.

As of June 30, 2021, cash and cash equivalents, excluding restricted cash, were $6.5 million and total liquidity, defined as cash and cash equivalents plus the $38.9 million availability for borrowing under the New ABL Facility, was $45.5 million as of June 30, 2021.

We incurred capital expenditures, net of construction allowances received from landlords, of approximately $3.8 million in fiscal year 2021, which reflects reduced capital spending as one of the liquidity preservation measures we have taken due to the financial impact of COVID-19. Capital expenditures are anticipated to be $9.1 million for fiscal year 2022. The amounts include the expected costs to open approximately eight stores, costs of enhancements to our store fleet, investment in technology as well as our Dallas distribution center.

We do not presently have any plans to pay dividends or repurchase shares of our common stock. Under the terms of the New ABL Credit Agreement and the Term Loan, we are subject to restrictions on our ability to pay dividends or repurchase shares of our common stock.  Under the terms of the New ABL Credit Agreement, we must maintain certain minimum levels of borrowing availability, and under the Term Loan any amounts paid for these purposes may not exceed $2 million.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our audited year end 2021 consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates.

Impairment of Long-Lived Assets—We evaluate long-lived assets, principally property and equipment, and intangible assets, as well as lease right-of-use assets, for indicators of impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. Indicators of impairment may also include the planned closure of a store or facility, among others.

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

Asset impairment and abandonment charges totaled $5.6 million and $80.1 million for Fiscal 2021 and Fiscal 2020, respectively, which were the result of our closing plans for stores and the Phoenix distribution center.

Our property and equipment, combined with our operating lease right-of-use assets totaled $231.0 million as of June 30, 2021, or approximately 55% of total assets, compared to $327.1 million as of June 30, 2020 or approximately 65% of total assets.

Inventory— Our inventories consist of finished goods and are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on-hand inventory and inventory sold at a stock-keeping unit (“SKU”) level. Inventory is relieved and cost of goods sold is recorded based on the current calculated cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. The retail inventory method, which is used by a number of our competitors, involves management estimates with regard to items such as markdowns. Such estimates may significantly impact the ending inventory valuation at cost as well as the amount of gross margin recognized.

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

Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide new merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns are charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Markdowns and damages were 4.3% in fiscal 2021 and were 5.9% in fiscal 2020. Markdowns may vary throughout the quarter or year in timing.

The effect of a 0.5% markdown in the value of our inventory at June 30, 2021 would result in a decline in Gross margin and a reduction in our diluted earnings per share for fiscal 2021, of $0.7 million and $0.01 respectively.

Leases— Prior to fiscal 2020, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight-line basis over the term of the lease, commencing on the date we take possession of the leased property. Rent expense is recorded in selling, general and administrative expenses. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in our consolidated balance sheets. Tenant improvement allowances are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

Starting in fiscal 2020, upon the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 842”), we determine whether an agreement contains a lease at inception based on our right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the right-of-use (“ROU”) assets represent our right to use the underlying assets for the respective lease terms.

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

Insurance and Self‑Insurance Reserves—We use a combination of insurance and self‑insurance plans to provide for the potential liabilities associated with workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Our stop loss limits per claim are $0.5 million for workers’ compensation, $0.3 million for general liability, and $0.2 million for medical. Liabilities associated with the risks that are retained by us are estimated, in part, by historical claims experience, severity factors and the use of loss development factors by third-party actuaries.

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $7.3 million, $1.2 million, and $1.0 million, respectively, at June 30, 2021 and $8.4 million, $1.3 million, and $0.9 million, respectively, at June 30, 2020.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims paid reduce our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers.  Expenses for workers’ compensation, general liability and medical insurance were $1.4 million, $3.7 million and $7.8 million, respectively, for the fiscal year ended June 30, 2021; $2.7 million, $3.3 million and $8.7 million, respectively, for the fiscal year ended June 30, 2020; and $2.1 million, $2.3 million and $7.9 million, respectively, for the fiscal year ended June 30, 2019.

Income taxes— We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are recorded in our consolidated balance sheets. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In assessing the need for a valuation allowance, all available evidence is considered including past operating results, future reversals of taxable temporary differences, estimates of future income and tax planning strategies. We have elected to utilize the “with and without” method for purposes of determining when excess tax benefits will be realized. We are subject to income tax in many jurisdictions, including the United States, various states and localities. At any point in time, we may not be subject to audit by any of the various jurisdictions; however, we record estimated reserves for uncertain tax benefits for potential domestic tax audits. The timing of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. If different assumptions had been used, our tax expense or benefit, assets and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our reserves for uncertain tax benefits or our deferred tax assets or liabilities, which could impact our effective tax rate.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We have 490 stores with total rent expense for fiscal 2021 of $73.5 million compared to rent expense of $118.3 million in fiscal 2020. The decrease is due to the closure of 197 stores and our negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and remeasurement recorded in fiscal 2021. See Notes 1, 2 and 8 to our consolidated financial statements for further discussion. Our distribution center rent for fiscal 2021 was $9.6 million compared to $7.3 million in fiscal 2020. The increase is due to our having sold our corporate office and Dallas distribution center properties and land, in a sale-leaseback transaction and the additional rent incurred by that change and partially offset by a decrease in rent associated with Phoenix distribution center.

Contractually required payments for maintenance, insurance and taxes on our leased properties are estimated as a percentage of rent based on historical trends. These amounts can vary based on multiple factors including inflation, macroeconomic conditions, various local tax rates and appraised values of our rental properties. The operating lease obligations include the lease obligations of our corporate office and Dallas distribution center properties. See Note 8 to our consolidated financial statements for further discussion.

We do not consider most merchandise purchase orders to be contractual obligations due to designated cancellation dates on the face of the purchase order.

On December 31, 2020, the Company and its subsidiaries entered into the New ABL Credit Agreement. Outstanding principal as of June 30, 2021 was approximately $12.0 million. The New ABL Facility matures on December 31, 2023.

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC, entered into the Term Loan Credit Agreement, which provided for a Term Loan of $25.0 million to the Company.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of June 30, 2021, the outstanding principal balance of the Term Loan was $26.4 million, net of debt issuance costs.  For additional information regarding the New ABL Facility and the Term Loan, see Note 3 to our consolidated financial statements.

Though our self-insurance reserves represent an estimate of our future obligation and not a contractual payment obligation, we have disclosed our self-insurance reserves under "Critical Accounting Policies and Estimates - Insurance and Self-Insurance Reserves."

Seasonality

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2020, 2019, and 2018 accounted for approximately 29%, 37% and 34% of our annual net sales for fiscal years 2021, 2020 and 2019, respectively.  The rate for fiscal 2021 is impacted by store closures during the first quarter of fiscal 2021.

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

Borrowings under our New ABL facility bear a floating rate of interest. As of June 30, 2021, the outstanding borrowings under the New ABL facility were $12.0 million. At June 30, 2021, The effect of a one percentage point change in interest rate would result in an approximate $0.1 million change in annual interest expense on our ABL borrowings.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tuesday Morning Corporation (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 30, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of operating lease right-of-use assets and operating lease liabilities
Description of the Matter

As discussed in Note 1 and Note 8 in the consolidated financial statements, the Company recorded noncurrent operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities of $193.2 million, $54.6 million and $156.2 million, respectively, as of June 30, 2021. The Company’s reported operating lease liabilities utilize discount rates to calculate the estimated present value of future lease payments. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future lease payments.

The computation of the IBR required significant management judgment based on the selection of inputs, including the determination of the appropriate credit rating, credit spread and adjustments for the impacts of collateralization used to determine the rate.  Evaluating the appropriateness of the selection by management of the key inputs involved a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the methodology, inputs and assumptions used to determine the Company’s selection of the IBR.

With the assistance of our valuation specialists, we evaluated (i) the reasonableness of the methodology used to estimate the IBR; (ii) the significant inputs used to derive the IBR; and (iii) the mathematical accuracy of the computation of the IBR. Additionally, with the assistance of our valuation specialists, we created independent estimates of the IBR and compared the results to the Company’s IBR.

Liquidity and going concern
Description of the Matter

As described in Note 1 to the consolidated financial statements, the COVID-19 pandemic had an adverse impact on the Company’s business operations and liquidity. During the current fiscal year, management took action to improve liquidity by (i) closing underperforming stores; (ii) closing a distribution center; (iii) renegotiating store leases; (iv) executing a sale-leaseback transaction; and (v) executing capital markets transactions, including debt issuances and equity sales. Based on these actions and considering the Company's available liquidity, management concluded there was sufficient liquidity to meet minimum liquidity requirements, fund operations, and satisfy the Company's obligations for the twelve-month period following the issuance date of the consolidated financial statements.

Auditing the evaluation and disclosure of liquidity and going concern was challenging because of the subjectivity used by management when evaluating whether the Company will meet its obligations as they come due and be in compliance with debt covenants for at least twelve months from the issuance date of these financial statements. A high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future financial results.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested controls over the Company's going concern assessment process. We tested controls over management’s process to forecast financial results and liquidity for one year after the date the financial statements are issued, including management's review of significant assumptions and the completeness and accuracy of underlying data used in the forecast.

We evaluated the sensitivity and impact of reasonably possible changes in the key assumptions and estimates included in management's cash flow forecasts and liquidity position and compared those results to the sensitivity analyses performed by management. We also evaluated management's liquidity disclosure in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Dallas, Texas

September 13, 2021

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,534	$46,676
Restricted cash	22,321	—
Inventories	145,075	114,905
Prepaid expenses	5,486	6,353
Other current assets	3,385	7,210
Total Current Assets	182,801	175,144
Property and equipment, net	37,784	68,635
Operating lease right of-use assets	193,244	258,433
Deferred financing costs	2,459	—
Other assets	1,596	3,178
Total Assets	$417,884	$505,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debtor-in-possession financing	$-	$100
Accounts payable	45,930	5,514
Accrued liabilities	46,454	33,942
Operating lease liabilities	54,632	—
Total Current Liabilities	147,016	39,556

Operating lease liabilities — non-current	156,240	—
Borrowings under revolving credit facility	12,000	—
Long term debt (see Note 3 for amounts due to related parties)	26,374	—
Asset retirement obligation — non-current	1,021	1,213
Other liabilities — non-current	3,432	1,347
Total Non-Current Liabilities	346,083	42,116
Liabilities subject to compromise	—	456,339
Total Liabilities	346,083	498,455
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares at June 30, 2021 and authorized 100,000,000 shares at June 30, 2020; 87,988,233 shares issued and 86,204,572 shares outstanding at June 30, 2021 and 49,124,313 shares issued and 47,340,652 shares outstanding at June 30, 2020	862	455
Additional paid-in capital	305,498	244,021
Retained deficit	(227,747)	(230,729)
Less: 1,783,661 common shares in treasury, at cost, at June 30, 2021 and at June 30, 2020, respectively	(6,812)	(6,812)
Total Stockholders’ Equity	71,801	6,935
Total Liabilities and Stockholders’ Equity	$417,884	$505,390

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2021	2020	2019

Net sales	$690,790	$874,895	$1,007,246
Cost of sales	484,788	590,025	654,931
Gross margin	206,002	284,870	352,315
Selling, general and administrative expenses	244,155	330,572	362,840
Restructuring, impairment, and abandonment charges	10,834	113,492	—
Operating loss before interest, reorganization and other income/(expense)	(48,987)	(159,194)	(10,525)
Other income/(expense):
Interest expense	(8,169)	(3,845)	(2,461)
Reorganization items, net	60,015	(3,619)	—
Other income, net	414	551	792
Earnings/(loss) before income taxes	3,273	(166,107)	(12,194)
Income tax provision	291	221	246
Net earnings/ (loss)	$2,982	$(166,328)	$(12,440)
Earnings Per Share
Net earnings/(loss) per common share:
Basic	$0.05	$(3.68)	$(0.28)
Diluted	$0.05	$(3.68)	$(0.28)
Weighted average number of common shares:
Basic	60,584	45,208	44,719
Diluted	61,689	45,208	44,719

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Balance at June 30, 2018	45,865	$469	$237,957	$(51,360)	$(6,812)	$180,254
Net loss	—	—	—	(12,440)	—	(12,440)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	815	(4)	5	—	—	1
Shares issued in connection with exercises of employee stock options	3	—	6	—	—	6
Share-based compensation expense	—	—	3,488	—	—	3,488
Balance at June 30, 2019	46,683	465	241,456	(63,800)	(6,812)	171,309
Net loss	—	—	—	(166,328)	—	(166,328)
Cumulative effect of change in accounting principle	—	—	—	(601)	—	(601)
Shares issued in connection with exercises of employee stock options	658	(10)	10	—	—	—
Share-based compensation expense	—	—	2,555	—	—	2,555
Balance at June 30, 2020	47,341	455	244,021	(230,729)	(6,812)	6,935
Net earnings	—	—	—	2,982	—	2,982
Shares issued in connection with a rights offering	38,182	382	59,577	—	—	59,959
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	682	25	49	—	—	74
Share-based compensation expense	—	—	1,851		—	1,851
Balance at June 30, 2021	86,205	$862	$305,498	$(227,747)	$(6,812)	$71,801

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net earnings/(loss)	$2,982	$(166,328)	$(12,440)
Adjustments to reconcile net earnings/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	15,412	27,019	26,127
Loss on impairment and abandonment of assets	5,638	105,158	-
Intangible impairment charge	1,639	-	-
Amortization of financing costs and interest expense	7,177	1,606	276
Loss on disposal of assets	(1,389)	46	7
Gain on sale-leaseback transaction	(49,639)	-	-
Stock-based compensation	2,054	2,720	3,536
Rights offering and Backstop agreement	19,990	-	-
Gain on lease terminations	(93,278)	-	-
Deferred income taxes	24	311	307
Construction allowances from landlords	451	1,312	1,491
Change in operating assets and liabilities:
Inventories	(30,114)	122,825	(3,578)
Prepaid and other current assets	323	(2,547)	483
Lease assets and liabilities	(7,941)	2,941	-
Accounts payable	(43,051)	2,726	(873)
Accrued liabilities	10,082	(3,105)	4,954
Deferred rent	-	-	(823)
Other liabilities—non-current	1,585	(814)	100
Net cash (used in)/provided by operating activities	(158,055)	93,870	19,567

Cash flows from investing activities:
Capital expenditures	(3,783)	(15,825)	(16,044)
Purchase of intellectual property	-	(27)	(299)
Proceeds from sale-leaseback transaction	68,566	-	-
Proceeds from sales of assets	1,897	1,950	31
Net cash provided by/(used in) investing activities	66,680	(13,902)	(16,312)

Cash flows from financing activities:
Proceeds under revolving credit facility	811,031	308,506	229,190
Repayments under revolving credit facility	(799,131)	(343,056)	(233,020)
Change in cash overdraft	-	(4,996)	3,213
Proceeds from term loan	25,000	-	-
Proceeds from Rights Offering	40,000	-	-
Proceeds from the issuance of common stock	45	-	8
Payments on finance leases	(217)	(224)	(162)
Payments of financing fees	(3,174)	(4,917)	(599)
Net cash provided by/(used in) financing activities	73,554	(44,687)	(1,370)
Net increase-(decrease) in cash, cash equivalents and restricted cash	(17,821)	35,281	1,885
Cash, cash equivalents and restricted cash, beginning of period	46,676	11,395	9,510
Cash, cash equivalents and restricted cash, end of period	$28,855	$46,676	$11,395
Supplemental cash flow information:
Interest paid	$2,623	$2,141	$2,140
Income taxes paid/(refunded)	478	(104)	212
Finance/capital lease obligations incurred	-	-	253

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Other General Principles

Throughout these notes, Tuesday Morning Corporation is referred to as “Tuesday Morning,” “we” or “the Company”.

Tuesday Morning is a leading off-price retailer, specializing in name-brand, high-quality products for the home, including upscale textiles, furnishings, housewares, gourmet food, toys and seasonal décor at prices generally below those charged by boutique, specialty and department stores, catalogs and on‑line retailers in the United States. We operated 490 discount retail stores in 40 states as of June 30, 2021 (“fiscal 2021”). We operated 685 and 714 discount retail stores at June 30, 2020 (“fiscal 2020”) and 2019 (“fiscal 2019”), respectively. Our customer is a savvy shopper with discerning taste for quality at a value. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, direct mail and digital media

Listing

During the pendency of our bankruptcy proceedings, the Company’s common stock was delisted by the Nasdaq Stock Market, LLC (“Nasdaq”) and began trading on the OTC Pink marketplace under the symbol “TUESQ”. In January 2021, following our emergence from bankruptcy, the Company’s common stock began trading on the OTCQX market under the ticker symbol “TUEM.”

On May 24, 2021, Nasdaq approved our application for the relisting of the Company's common stock on the Nasdaq Capital Market. The Company's common stock was relisted and commenced trading on the Nasdaq Capital Market at the opening of the market on Tuesday, May 25, 2021, under the ticker symbol "TUEM."

COVID-19 Pandemic

The COVID-19 pandemic had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our 687 stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, 685 of our stores gradually reopened as of the end of June 2020. Two stores were permanently closed during the fourth quarter 2020.  In accordance with our bankruptcy plan of reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of 2021 and the closure of our Phoenix distribution center in second quarter of 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

Future impacts from the COVID-19 pandemic will depend on the potential further geographic spread and duration of the ongoing pandemic, the timing and extent of recovery in traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, availability and cost of products, the production and administration of effective medical treatments and vaccines, and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic.

Emergence From Chapter 11 Bankruptcy Proceedings

In response to the impacts of the COVID-19 pandemic, on May 27, 2020 (the “Petition Date”), we filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The Chapter 11 Cases were jointly administered for procedural purposes. During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In accordance with orders of the Bankruptcy Court, we entered into certain debtor-in-possession financing arrangements to provide financing during the pendency of the Chapter 11 Cases.  See Note 3 “Debt” to the consolidated financial statements for additional information regarding these debtor-in-possession financing arrangements.

In early June 2020, in accordance with orders of the Bankruptcy Court, we commenced the process to close 132 store locations.  By the end of July 2020, all of these stores were permanently closed. In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords, and those store closures were completed in August 2020. In total, we permanently closed 197 stores during the first quarter of fiscal 2021. In addition, we closed our Phoenix distribution center in the second quarter of fiscal 2021.

On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Amended Plan and the Amended Disclosure Statement contemplated the debt financing transactions described in Note 3 below under the caption “Post-Emergence Debt Financing Arrangements”, the exchange and Rights Offering (defined in Note 7 below under “Equity Financing under Plan of Reorganization”) and the sale-leaseback transactions described in Note 8.

On December 23, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Amended Plan, with certain modifications described in the Confirmation Order (as modified and confirmed, the “Plan of Reorganization”). On December 31, 2020, all of the conditions precedent to the Plan of Reorganization were satisfied and the Company completed the debt financing and sale-leaseback contemplated in the Plan of Reorganization. However, the closing of the Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of ASC 852 – Reorganizations until that transaction closed on February 9, 2021.

In accordance with the Plan of Reorganization, effective December 31, 2020 (the “Effective Date”), the Company’s board of directors was comprised of nine members, including five continuing directors of the Company, three new directors appointed by the Backstop Party (as defined in Note 7 under the caption “Equity Financing under Plan of Reorganization”) and one director appointed by the equity committee in the Chapter 11 Cases.

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering described in Note 7 under the caption “Equity Financing under Plan of Reorganization.”  On February 9, 2021, the Company completed the equity financing contemplated by the Plan of Reorganization.

See Note 2 regarding Bankruptcy Accounting for further discussion.

Liquidity and Going Concern

The consolidated balance sheets as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Starting in the third quarter of fiscal 2020, the COVID-19 pandemic had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow.  These conditions raised substantial doubt about the Company’s ability to continue as a going concern as described in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, September 30, 2020, December 31, 2020 and March 31, 2021.

During the fourth quarter of fiscal 2021, the COVID-19 vaccine was rolled out widely in the United States. This is a significant change in circumstances from our previous going concern assessments.  With the expanded availability of the COVID-19 vaccine and relaxed COVID-19 protocols, the Company does not expect widespread store closures as a result of COVID-19, which was a significant contributing factor to the Company’s distressed position in fiscal 2020. Additionally, the Company has completed its restructuring plan, as defined in the Plan of Reorganization, which consisted of (i) closing 197 store locations; (ii) closing the Phoenix distribution center; (iii) renegotiating a majority of our leases with landlords; (iv) securing financing to pay creditors in accordance with the plan; and (v) securing financing that will be utilized in connection to fund planned operations and expenditures.

Accordingly, the Company re-evaluated its potential going concern disclosure requirements in accordance with ASC 205-40-50 as of the date of filing. Upon completion of this evaluation, the Company has concluded that funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility will be sufficient to fund its planned operations and capital expenditure requirements for at least 12 months. Furthermore, the Company believes this alleviates the prior substantial doubt about the Company’s ability to continue as a going concern. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable, as of September 13, 2021.

Summary of Significant Accounting Policies

(a)

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, a Delaware corporation, and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We operate our business as a single operating segment.  Certain reclassifications were made to prior

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period amounts to conform to the current period presentation.  None of the reclassifications affected our net earnings/(loss) in any period. We do not present a separate statement of comprehensive income, as we have no other comprehensive income items.

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

(c)

Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2021 and 2020, credit card receivables from third party consumer credit card providers were $3.2 million and $3.7 million, respectively.  Such receivables generally are collected within one week of the balance sheet date.

(d)	Restricted Cash—Restricted cash was $22.3 million, as of June 30, 2021, which is being held in the Unsecured Creditor Claims Fund (defined below in Note 2).
(e)

Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or market using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual inventory system that tracks on-hand inventory and inventory sold at a stock-keeping unit (“SKU”) level. Inventory is relieved and cost of sales is recorded based on the current calculated cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $95.1 million, $97.8 million, and $106.6 million of such capitalized inventory costs to cost of sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. We have capitalized $24.2 million and $22.3 million of such costs in inventory at June 30, 2021 and 2020, respectively.

Stores conduct annual physical inventories, staggered during the second half of the fiscal year. During periods in which physical inventory observations do not occur, we utilize an estimate for recording inventory shrink based on the historical results of our previous physical inventories. The estimated shrink rate may require a favorable or unfavorable adjustment to costs of sales based on actual results to the extent that our subsequent actual physical inventory yields a different result.  Although inventory shrink rates have not fluctuated significantly in recent years, if the actual rate were to differ from our estimates, then an adjustment to inventory shrink would be required.

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
(f)

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation. Furniture, fixtures, leasehold improvements, finance leases and equipment are depreciated on a straight‑line basis over the estimated useful lives of the assets as follows:

Estimated Useful Lives

Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Equipment	5 to 10 years
Assets under finance lease	Shorter of useful life or lease term
Software	3 to 10 years

Upon sale or retirement of an asset, the related cost and accumulated depreciation are removed from our balance sheet and any gain or loss is recognized in the statement of operations. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.
(g)

Deferred Financing Costs— Deferred financing costs represent costs paid in connection with obtaining bank and other long‑term financing. These costs for the term loan are reported in the balance sheet as a direct deduction from the face amount of the term loan and the new ABL credit agreement (defined in Note 3 below) are presented as deferred financing costs in the balance sheet.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the date of enactment. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. Valuation allowances are released when positive evidence becomes available that future taxable income is sufficient to utilize the underlying deferred tax assets.

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

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act included certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate AMT credit. The Company has evaluated the CARES Act and it did not have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we continued to defer qualified payroll taxes through December 31, 2020. Current and non-current qualified deferred payroll taxes are each $2.1 million as of June 30, 2021. Payroll taxes were deferred through December 31, 2020. Half of the deferral is due on December 31, 2021 and the other half is due on December 31, 2022.

(i)

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims, and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $7.3 million, $1.2 million, and $1.0 million, respectively, at June 30, 2021, and $8.4 million, $1.3 million, and $0.9 million, respectively, at June 30, 2020.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as well as changes in estimated reserves. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $1.4 million, $3.7 million and $7.8 million, respectively, for the fiscal year ended June 30, 2021, $2.7 million, $3.3 million and $8.7 million, respectively, for the fiscal year ended June 30, 2020, and $2.1 million, $2.3 million and $7.9 million, respectively, for the fiscal year ended June 30, 2019.
(j)

Revenue Recognition—Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax.  Payment for our sales is due at the time of sale.

We maintain a reserve for estimated sales returns, and we use historical customer return behavior to estimate our reserve requirements.  ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASC 606”) was adopted in the first quarter of fiscal 2019. No impairment of the returns asset was indicated or recorded for the fiscal year ended June 30, 2021.

Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations.  Breakage income recognized was $0.4 million, $0.8 million and $0.4 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.  The gift card liability totals $1.0 million and $1.3 million included in “Accrued Liabilities” in the Consolidated Balance Sheet at June 30, 2021 and 2020, respectively (See Note 5).

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k)

Advertising—Costs for direct mail, television, radio, newspaper, digital and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended June 30, 2021, 2020, and 2019 were $8.3 million, $18.6 million, and $26.5 million, respectively. We do not and did not receive consideration from vendors to support our advertising expenditures during fiscal 2021, 2020 and 2019.

(l)

Share‑Based Compensation— The Company accounts for share-based compensation in accordance ASC 718, Compensation-Stock Compensation, which requires the fair value of share-based payments to be recognized in the consolidated financial statements as share-based compensation expense over the requisite service period. For time-based awards, share-based compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for awards that actually vest. For performance-based awards, share-based compensation expense is estimated based on achievement of the performance condition and is recognized using the accelerated attribution method over the requisite service period for awards that actually vest. Share-based compensation expense is recorded in the selling, general and administrative expenses line in the consolidated statements of operations. ASC 718 also provides guidance for determining whether certain financial instruments awarded in share-based payment transactions are liabilities. The guidance requires that instruments that include conditions other than service, performance or market conditions that affect their fair value, exercisability or vesting be classified as a liability and be remeasured at fair value at each fiscal period (See Note 7 for further discussion on share-based compensation).

During fiscal year ended June 30, 2021, no stock options were granted. The fair value of each stock option granted during the fiscal years ended June 30,  2020 and 2019 was estimated at the date of grant using a Black‑Scholes option pricing model, using the following assumptions:

	Fiscal Years Ended June 30,
	2021	2020	2019
Risk-free interest rate	-	2.4%	2.3 - 2.9%
Expected term (years)	-	4.6	3.8 - 5.0
Expected stock volatility	-	64.8%	49.0 - 64.8%
Expected dividend yield	-	0.0%	0.0%

•	Risk‑free interest rate - the risk‑free interest rate is the constant maturity risk-free interest rate for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
•

Expected term - the expected term of an option is based on our historical review of employee exercise behavior based on the employee class (executive or non‑executive) and based on our consideration of the remaining contractual term if limited exercise activity existed for a certain employee class.

•

Expected stock volatility - the expected stock volatility is based on both the historical volatility of our stock based on our historical stock prices and implied volatility of our traded stock options.

•	Expected dividend yield - the expected dividend yield is based on our expectation of not paying dividends on our common stock for the foreseeable future.

(m)

Net Earnings/(Loss) Per Common Share—Basic net earnings/(loss) per common share for the fiscal years ended June 30, 2021, 2020, and 2019, was calculated by dividing net earnings/(loss) by the weighted average number of common shares outstanding for each period. Diluted net earnings/(loss) per common share for the fiscal years ended June 30, 2021, 2020 and 2019 was calculated by dividing net earnings/(loss) by the weighted average number of common shares including the impact of dilutive common stock equivalents and warrants (unless anti-dilutive). See Note 10.

(n)

Impairment of Long‑Lived Assets and Long‑Lived Assets to Be Disposed Of—Long‑lived assets, principally property and equipment, including leasehold improvements, and lease right-of-use assets are reviewed for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If the carrying value of the asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, the Company will write the carrying value down to the fair value in the period identified. Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends, and operating and cash flow projections. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Assets subject to fair value measurement under ASC 820, “Fair Value Measurement”, are categorized into one of three different levels of the fair value hierarchy depending on the observability of the inputs employed in the measurement, as follows:

•	Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 4 and Note 8 for additional information.

(o)

Intellectual Property—Our intellectual property primarily consists of indefinite-lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter, and may be reviewed more frequently if indicators of impairment are present.

Due to change in the Company’s management in the fourth quarter of fiscal 2021 and their future strategy related to the reduced use of certain intellectual properties, the Company concluded the assets no longer held value which resulted in a $1.6 million impairment of the intangible assets.

(p)

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

For leases that contractually result in an ARO, we record the net present value of the ARO liability and also record a related capital asset, in an equal amount. The estimated ARO liability is based on a number of assumptions, including costs to return facilities back to specified conditions, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense in our Consolidated Statements of Operations. The capitalized asset is depreciated on a straight-line basis over the useful life of the related leasehold improvements. Upon ARO fulfillment, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in our Consolidated Statements of Operations. Our ARO liability, which totaled $1.0 million as of June 30, 2021 is included in “Asset retirement obligation—non-current” on our Consolidated Balance Sheet at June 30, 2021. Our ARO liability, which totaled $2.8 million as of June 30, 2020 was comprised of a $1.6 million short-term portion included in accrued liabilities and a $1.2 million long-term portion included in “Asset retirement obligation—non-current” on our Consolidated Balance Sheet.
(q)

Leases—We conduct substantially all operations from leased facilities, including our corporate offices in Dallas and the Dallas warehouse, distribution and retail complex, which were leased on December 31, 2020, subsequent to the sale and leaseback of those facilities on that date. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 10 years. Many of our leases include options to renew at our discretion. We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that generally expire within 5 years.

We adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”) effective July 1, 2019 using the modified retrospective adoption method, which resulted in an adjustment to opening retained earnings of $0.6 million as of July 1, 2019 to recognize impairment of the opening right-of-use asset balance for two stores for which assets had been previously impaired under ASC 360, “Property, Plant, and Equipment.”  We utilized the simplified transition option available in ASC 842, which allowed the continued application of the legacy guidance in ASC 840, including disclosure requirements, in the comparative periods presented in the year of adoption.

In addition, subsequent to the petition date noted above, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and remeasurement recorded in the fiscal 2021. As a result of the remeasurements and terminations of rejected leases, we reduced our operating lease right-of-use assets by approximately $31 million and our operating lease liabilities by approximately $124 million, recording a gain of approximately $93 million, which would have been reduced by the $80.1 million impairment loss recorded on right-of-use lease assets in fiscal 2020, if the liability had been adjusted in the same fiscal year. The results of our fourth quarter fiscal 2020 impairment analysis indicated an impairment of our property and equipment as well as operating lease right-of-use assets at approximately 200 of our stores along with property and equipment of our Phoenix distribution center facility totaling $80.1 million, which is included in restructuring costs in the consolidated statement of operations for fiscal 2020. The impairments were the result of closing plans for these stores and the Phoenix distribution center. The $93 million gain was further reduced by an amount of estimated claims allowable by the bankruptcy court, resulting in a $66 million net gain which is included in Reorganization items, net (see Note 2) in the Consolidated Statement of Operations.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(r)

Legal Proceedings— Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 1 (under the heading “Emergence from Chapter 11 Bankruptcy Proceedings”) and Note 2 in the Notes to Consolidated Financial Statements.

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

(s)	Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard in the first quarter of fiscal 2022 is not expected to result in a material impact to the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2018-15 in the first quarter of fiscal 2021 and it did not have a material impact on our results of operations, financial condition or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, the purpose of which is to improve the effectiveness of disclosures about fair value measurements required under ASC 820. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2018-13 in the first quarter of fiscal 2021 and it did not have a material impact on our results of operations, financial condition or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASC 326”), which makes significant changes to the accounting for credit losses on financial assets and disclosures.  The standard requires immediate recognition of management’s estimates of current expected credit losses.  We adopted ASC 326 in the first quarter of fiscal 2021 and it did not have a material impact on our results of operations, financial condition or cash flows.

2. BANKRUPTCY ACCOUNTING

ASC 852 – Reorganizations requires that the consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. During the pendency of the Chapter 11 cases until we qualified for emergence under ASC 852, the consolidated financial statements were prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of ASC 852. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings were recorded in Reorganization items, net in our Consolidated Statements of Operations. In addition, pre-petition unsecured and under-secured obligations that were subject to the bankruptcy reorganization process were classified as Liabilities subject to compromise in our Consolidated Balance Sheet.

Pursuant to the Plan of Reorganization, a General Unsecured Claim Fund (“Unsecured Creditor Claim Fund”) was established for the benefit of holders of allowed general unsecured claims.  Upon the closing of the sale and leaseback of the Corporate Office and the Dallas Distribution Center properties (see Note 8) and the issuance of the Term Loan (as defined in Note 3), net proceeds of $67.5 million, after payment of property taxes, and $18.8 million, respectively, were deposited directly into the Unsecured Creditor Claim Fund that is being administered by an independent unsecured claims disbursing agent. The remaining proceeds from the Term Loan that were not deposited into the Unsecured Creditor Claim Fund were deposited into our operating account.  In addition, $14.2 million of additional cash was deposited into a segregated bank account at Wells Fargo Bank and was restricted for use in paying compensation for services rendered by professionals on or after the Petition date and prior to the approval date of our Plan of Reorganization by the court (“Effective Date”) (“Wells Fargo Restricted Fund”). The closing of the Rights Offering described in Note 7 provided approximately $40.0 million of cash that was deposited to the Unsecured Creditor Claim Fund and recorded as restricted cash. During

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fiscal 2021, all services rendered by professionals were paid and the Wells Fargo Restricted Fund account was closed with all of the applicable funds disbursed.  Net cash remaining of $1.9 million was deposited directly into our unrestricted cash account during the fourth quarter of fiscal 2021.

As of June 30, 2021, we had $22.3 million of cash held in the Unsecured Creditor Claim Fund, recorded as restricted cash on the balance sheet for the payment of claims.

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

Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition indebtedness was subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of our businesses and assets. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business and certain insurance, tax, and principal and interest payments.  With respect to pre-petition claims, we notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court.  Pre-petition liabilities that are subject to compromise were required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts (see above for details on the Unsecured Creditor Claim Fund).  On December 31, 2020, the legal effective date in accordance with the Bankruptcy Court, we assumed some leases and other executory contracts, while we rejected others.  Liabilities for those leases and contracts that were assumed are no longer categorized in liabilities subject to compromise, as any pre-petition amounts outstanding as of June 30, 2021 were cured. As of June 30, 2021, all are known and are reclassified.

In connection with our emergence from bankruptcy, all allowable claims have been reclassified from Liabilities subject to compromise to Accounts payable and Accrued liabilities in our Consolidated Balance Sheets as of June 30, 2021. Where there was uncertainty about whether a secured claim would be paid or impaired pursuant to the Chapter 11 Cases, we classified the entire amount of the claim as an outstanding liability subject to compromise as of June 30, 2020. Liabilities subject to compromise in our condensed consolidated balance sheet include the following as of June 30, 2021 and 2020 (in thousands):

	June 30,
	2021	2020
Accounts payable	$-	$83,467
Accrued expenses	-	6,630
Operating lease liabilities	-	71,097
Lease liabilities - non-current	-	294,812
Other liabilities - non-current	-	333
Liabilities subject to compromise	$-	$456,339

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring, Impairment and Abandonment Charges

Restructuring and abandonment charges total $10.8 million and $113.5 million for the years-ended June 30, 2021 and 2020, respectively, and include the following (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Restructuring costs:
Professional fees	$-	$5,212
Severance and compensation related costs	3,557	3,122
Total restructuring costs	$3,557	$8,334

Impairment costs:
Store long-lived assets	$-	$11,656
Distribution center long-lived assets	-	16,794
Operating lease right-of-use assets	-	51,626
Intangible asset	1,639	-
Total impairment costs	$1,639	$80,076

Abandonment costs:
Accelerated recognition of operating lease right-of-use assets	5,638	25,082
Total abandonment costs	$5,638	$25,082

Total restructuring, impairment and abandonment costs	$10,834	$113,492

There were no Restructuring, Impairment and Abandonment Charges recorded in fiscal 2019.

 For the year-ended June 30, 2021, restructuring and abandonment costs primarily related to $3.6 million of executive severance and employee retention costs, intangible impairment charge of $1.6 million, as well as abandonment cost of $5.6 million related to the permanent closure of our stores and the Phoenix distribution center. For the year-ended June 30 2020, restructuring, impairment and abandonment charges primarily related to (i) $80.1 million in impairment cost and $25.1 million in abandonment cost relating to our permanent store closing plan along with our decision to close the Phoenix distribution center; (ii) $5.2 million in pre-filing incremental professional fees; and (iii) $3.1 million in compensation costs related to a reorganization reduction in force completed prior to the filing of the Chapter 11 Cases.  Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Reorganization Items, net

Reorganization items, net, included in our consolidated statement of operations represent amounts resulting from the Chapter 11 Cases and resulted in a net gain of $60.0 million and a net loss of $3.6 million for the years ended June 30, 2021 and 2020 respectively, and include the following (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Reorganization items, net:
Professional and legal fees	$34,579	$3,619
Gains on lease termination, net of estimated claims	(66,247)	-
Claims related costs	1,302	-
Rights Offering and Backstop Agreement	19,990	-
Gain on sale-leaseback	(49,639)	-
Total reorganization items, net	$(60,015)	$3,619

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no reorganization items recorded in fiscal 2019.

For the year-ended June 30, 2021, Reorganization items, net was a net gain of $60.0 million due to a net gain of $66.2 million resulting from the store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan, and a $49.6 million gain on the sale-leaseback transactions under our Plan of Reorganization (see Note 1 and Note 8). These gains were partially offset by $34.6 million in professional and legal fees related to our reorganization costs as well as $20.0 million of charges related to the execution of our Rights Offering (see Note 1 and 7). The proceeds of the sales-leaseback transaction, along with other sources of financing, continue to be used to satisfy allowed claims and are categorized as Reorganization items, net.

For the year-ended June 30, 2020, reorganization costs represent amounts incurred from the Petition Date onward directly resulting from the Chapter 11 Cases and consist of professional fees of $3.6 million.

3. DEBT

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

As of December 31, 2020, we had no amounts outstanding under the Pre-Petition ABL Credit Agreement, and that agreement was terminated in connection with our legal emergence from bankruptcy.

Debtor-In-Possession Financing Agreements

On May 29, 2020, we entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, for itself and the other lenders, which provided for a super priority secured debtor-in-possession revolving credit facility in an aggregate amount of up to $100.0 million. On July 10, 2020, we entered into a Senior Secured Super Priority Debtor-In-Possession Delayed Draw Term Loan Agreement (the “DIP DDTL Agreement”) with the Franchise Group, Inc., which provided for delayed draw term loans in an amount not to exceed $25.0 million.  We made no borrowings under the DIP ABL Credit Agreement or the DIP DDTL Agreement.  On December 31, 2020, the DIP ABL Credit Agreement and the DIP DDTL Agreement were terminated in connection with our legal emergence from bankruptcy.

Post-Emergence Financing Arrangements

On December 31, 2020, the Company and its subsidiaries entered into a Credit Agreement (the “New ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”) that provides for a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”). The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The New ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels, after the first anniversary of the agreement. We are not required to be compliant per the lender agreement until December 31, 2021.

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

As of June 30, 2021, we had $12.0 million of borrowings outstanding under the New ABL Facility and, $12.1 million of letters of credit outstanding. Taking into account $10.0 million of borrowing capacity that is unavailable until December 31, 2021, we have borrowing availability of $38.9 million under the New ABL Facility, as of June 30, 2021.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC, entered into a Credit Agreement (the “Term Loan Credit Agreement”) to provide a term loan of $25.0 million to the Company (the “Term Loan”).

In accordance with the Plan of Reorganization, on December 31, 2020, three new directors were selected for membership on the Board of Directors by Osmium Partners (Larkspur SPV), LP, an affiliate of Tensile Capital Partners Master Fund LP (“Tensile”) and Osmium Partners, LLC (“Osmium”). Pursuant to the Term Loan Credit Agreement, Tensile Capital Partners Master Fund, LP and affiliates of Osmium Partners, LLC., held $19.0 million and $1.0 million, respectively, of the $25.0 million outstanding Term Loan. Representatives of Osmium and Tensile both hold seats on the board and therefore Osmium and Tensile are related parties to the company.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind (“PIK”). Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New ABL Facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of June 30, 2021, the outstanding principal balance of the Term Loan was $26.4 million.

Term Loan	June 30,
	2021	2020
Loan balance, at December 31, 2020	$25,000	-
Debt issuance costs	(432)	-
Accrued paid-in-kind interest	1,806	-
Loan balance, at June 30, 2021	$26,374	-

At June 30, 2021, we are in compliance with covenants in the New ABL Facility and Term Loan respectively.

Interest Expense

Interest expense for fiscal year 2021 from the New ABL Facility, the DIP ABL Credit Agreement and the Term Loan of $8.2 million was comprised of the amortization of financing fees of $5.5 million, commitment fees of $0.8 million, and, interest paid on the New ABL Facility and accrued PIK interest on the Term Loan of $1.9 million. Interest expense for fiscal year 2020 from the Pre-Petition ABL Credit Agreement of $1.9 million was comprised of interest of $1.5 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million.

Fair Value Measurements

The fair value of our Term Loan was determined based on observable market data provided by a third party for similar types of debt which are considered Level 2 inputs within the fair value hierarchy. The carrying and fair values of our Term Loan  as of June 30, 2021 was $26.4 million and $29.6 million, respectively.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT, net

Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	June 30,
	2021	2020
Land	$-	$6,628
Buildings and building improvements	-	43,215
Furniture and fixtures	47,587	63,755
Equipment	50,231	68,909
Software	41,575	50,691
Leasehold improvements	49,651	65,281
Assets under finance lease	681	1,223
	189,725	299,702
Less accumulated depreciation	(151,941)	(231,067)
Net property and equipment	$37,784	$68,635

In the second quarter ended December 31, 2020, we sold our corporate office and Dallas distribution center properties and land with a total net book value of $18.9 million in a sale-leaseback transaction (see further discussion in Note 8 below). Gains related to the sale or other disposal of such assets are presented in Reorganization items, net on our Consolidated Statement of Operations (See Note 2).

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,
	2021	2020
Sales and use tax	$2,698	$5,027
Self-insurance reserves	9,405	10,631
Wages, benefits and payroll taxes	9,639	2,303
Property taxes	1,510	1,809
Freight and distribution	8,658	1,620
Capital expenditures	348	-
Utilities	1,466	791
Advertising	613	69
Gift card liability	1,045	1,281
Asset retirement obligation	3	1,598
Reorganization expenses	6,337	3,544
Other expenses	4,732	5,269
Total accrued liabilities	$46,454	$33,942

Liabilities subject to compromise as of June 30, 2020 are discussed in Note 2 above and are not included in this table of accrued    liabilities.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

Income tax provision/(benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Fiscal Year Ended June 30, 2021
Federal	$—	$20	$20
State and local	267	4	271
Total	$267	$24	$291
Fiscal Year Ended June 30, 2020
Federal	$(286)	$306	$20
State and local	196	5	201
Total	$(90)	$311	$221
Fiscal Year Ended June 30, 2019
Federal	$(286)	$303	$17
State and local	225	4	229
Total	$(61)	$307	$246

A reconciliation between income taxes computed at the statutory federal income tax rate of 21%. Income taxes recognized in the Consolidated Statements of Operations was as follows (in thousands):

	Fiscal Year Ended
	June 30,
	2021	2020	2019
Federal income tax benefit computed at statutory rate	$687	$(34,883)	$(2,561)
State income taxes, net of related federal tax benefit	214	159	181
Increase/(decrease) in federal valuation allowance	(11,637)	34,586	2,291
Federal tax credits	(113)	(91)	(294)
Stock option expiration/deficiencies	250	620	548
Warrant issue expenses	4,324	-	-
Reorganization expenses	6,202	-	-
Other, net	364	(170)	81
Provision for income taxes	$291	$221	$246

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of June 30, 2021 and 2020, all of which are classified as non-current in our Consolidated Balance Sheets, were comprised of the following (in thousands):

	June 30,
	2021	2020
Deferred tax assets:
Other payroll and benefits	$1,182	$189
Inventory reserves	931	1,516
Self-insurance reserves	2,318	2,620
Share-based compensation	1,800	1,648
Other current assets	1,160	1,288
Operating lease liabilities	52,008	87,073
Property and equipment	727	3,208
Disallowed interest expense	2,954	942
Net operating loss and tax credits	41,833	38,096
Other noncurrent assets	556	191
Total gross deferred tax assets	$105,469	$136,771
Deferred tax liabilities:
Inventory costs	$2,924	$4,371
Prepaid supplies	1,353	1,174
Operating lease - right of use	47,627	63,694
Total gross deferred tax liabilities	51,904	69,239
Valuation allowance	(53,683)	(67,626)
Net deferred tax liability	$(118)	$(94)

During fiscal 2013, we established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, we considered our cumulative losses over three years including the then-current year. Based on the foregoing, we concluded that a valuation allowance was necessary, and based on our results since fiscal 2013, we have continued to conclude that a full tax valuation allowance is necessary. In fiscal 2021, the deferred tax asset valuation allowance, decreased $13.9 million, due to our operating income for fiscal 2021 and non-deductible reorganization costs.

We have federal net operating loss carryforwards of $153.6 million. These losses can only be carried forward and utilized to offset future taxable income.  Of this carryforward amount, $70.2 million will expire in fiscal years 2033 through 2037 if not utilized before then. The remaining $83.4 million can be carried forward indefinitely, due to provisions of the TCJA.  Additionally, we have tax effected state net operating loss carryforwards of $6.0 million, which will expire throughout fiscal years 2021 through 2041 filings, if not utilized before then.

Accounting for Uncertainty in Income Taxes.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2015. The Internal Revenue Service has concluded an examination of the Company for years ending on or before June 30, 2010.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2018	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2019	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2020	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2021	$147

The balance of taxes, interest, and penalties at June 30, 2021, that if recognized, would affect the effective tax rate is $0.3 million. We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. No interest or penalties were paid in the tax years ended June 30, 2021, 2020, and 2019.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months of June 30, 2021.

7. COMMON STOCK & SHARE‑BASED INCENTIVE PLANS

Increase in Authorized Capital Stock

As provided in the Plan of Reorganization, the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, to 200,000,000 shares.  The Company had 86,204,572 shares of common stock outstanding as of June 30, 2021.

Equity Financing under Plan of Reorganization

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged (the “Exchange”) for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in a rights offering. In accordance with the Plan of Reorganization, the Company commenced a $40.0 million rights offering in January 2021, under which eligible holders of the Company’s common stock could purchase up to $24.0 million of shares of the Company’s common stock at a purchase price of $1.10 per share, and Osmium Partners (Larkspur SPV), LP (the “Backstop Party”), a special purpose entity affiliate of Osmium Partners, LLC jointly owned with Tensile Capital Management, could purchase up to $16 million of the Company’s common stock at a purchase price of $1.10 per share (the “Rights Offering”).  Pursuant to a backstop commitment agreement, the Backstop Party agreed to purchase all unsubscribed shares in the Rights Offering.

The subscription period for the Rights Offering expired on February 1, 2021, with eligible holders subscribing to purchase approximately $19.8 million of the company’s common stock, with the Backstop Party purchasing the remaining $20.2 million of the company’s common stock.  On February 9, 2021, the Company closed on the Rights Offering and recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million as a result of the change in fair value of the Company’s common stock issued to the Backstop Party as measured from the consummation of the Exchange through the close date (“Backstop Premium”). The change in fair value was determined by reference to the Company’s stock price, traded over-the-counter, discounted for the restrictions that limited the holders ability to resell securities until they were registered pursuant to a Registration Rights Agreement entered into on February 9, 2021 between the Company and Backstop Party.

In addition, on February 9, 2021, the Company issued warrants with rights to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term to the Backstop Party (“Warrants”). The Company classified the Warrants as equity instruments and recognized expense of $3.5 million measured at fair value using the Black-Scholes model. Significant inputs used in the model were: i) An expected term of 5 years; ii) a volatility rate of 37.98%; iii) a risk free interest rate of 0.36%; iv) a discount for lack of marketability of 30%. Finally, on February 9, 2021 the Backstop Party received a backstop fee in the amount of $2.0 million (payable in shares of common stock valued at $1.10 per share) that was classified as an equity instrument. The non-cash charges of approximately $14.5 million for the Backstop Premium, the $3.5 million of expense related to the Warrants, and backstop fee of approximately $2.0 million are recorded in Reorganization items, net in our Consolidated Statements of Operations for the fiscal year ended June 30, 2021. In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering were used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ownership Restrictions

In order to continue to assist the Company in preserving certain tax attributes (the “Tax Benefits”), the Company’s Amended and Restated Certificate of incorporation imposes certain restrictions on the transferability and ownership of the Company’s capital stock (the “Ownership Restrictions”). Subject to certain exceptions, the Ownership Restrictions restrict (i) any transfer that would result in any person acquiring 4.5% or more of our Common Stock, (ii) any transfer that would result in an increase of the ownership percentage of any person already owning 4.5% or more of our Common Stock, or (iii) any transfer during the five-year period following December 31, 2020 that would result in a decrease of the ownership percentage of any person already owning 4.5% or more of our Common Stock. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, any transferee receiving shares of our Common Stock that would result in a violation of the Ownership Restrictions will not be recognized as a stockholder of the Company or entitled to any rights of stockholders. The Company’s Amended and Restated Certificate of Incorporation allows the Ownership Restrictions to be waived by the Company’s board of directors on a case by case basis. The board of directors has taken action to waive the restrictions with respect to sales of shares acquired in the Rights Offering by the Backstop Party.

The Ownership Restrictions will remain in effect until the earliest of (i) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the board of directors determines the Ownership Restrictions are no longer necessary for preservation of the Tax Benefits, (ii) the beginning of a taxable year in which the board of directors determines no Tax Benefits may be carried forward, or (iii) such other date as shall be established by the board of directors.

Share-based Awards

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

On September 16, 2014, our Board of Directors adopted the Tuesday Morning Corporation 2014 Plan and the 2014 Plan was approved by our stockholders at the 2014 annual meeting of stockholders on November 12, 2014.  Our Board of Directors also approved the termination of the Company’s ability to grant new awards under the 2008 Plan, effective upon the date of stockholder approval of the 2014 Plan, and no new awards will be made under the 2008 Plan.  On September 22, 2016, our Board of Directors adopted amendments to the 2014 Plan, which were approved at the 2016 Annual Meeting of Stockholders, to increase the number of shares of our common stock available for issuance under the 2014 Plan and to make additional amendments to the 2014 Plan to, among other things, remove liberal share recycling, reduce the number of shares exempt from minimum vesting, and eliminate discretion to accelerate vesting upon a change in control.  On August 22, 2017, our Board of Directors adopted a Second Amendment to the 2014 Plan that modified the minimum vesting provisions as they apply to non-employee directors.

As provided in the Plan of Reorganization, on December 31, 2020, the 2014 Plan was further amended to increase the number of shares available for issuance under the 2014 Plan. The maximum number of shares reserved for issuance under the 2014 Plan, as amended, is 8.5 million shares plus any awards under the 2008 Plan (i) that were outstanding on September 16, 2014, and, on or after September 16, 2014, are forfeited, expired or are cancelled, and (ii) any shares subject to such awards that, on or after September 16, 2014 are used to satisfy the exercise price or tax withholding obligations with respect to such awards.

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding on June 30, 2021 range between $1.64 per share and $19.36 per share. The 2008 Plan terminated with respect to the granting of new awards as the 2014 Plan became effective to provide new awards as of September 16, 2014. There were 1.9 million shares available for grant under the 2014 Plan at June 30, 2021.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of transactions relating to the 2008 Plan and 2014 Plan options for the fiscal years ended June 30, 2021, 2020, and 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2018	3,957,243	$6.30	7.21	$475,381
Granted during year	536,877	3.22
Exercised during the year	(3,105)	2.10
Forfeited or expired during year	(792,972)	7.38
Options Outstanding at June 30, 2019	3,698,043	5.63	7.10	-
Granted during year	12,000	1.64
Exercised during the year	-	-
Forfeited or expired during year	(1,015,427)	6.22
Options Outstanding at June 30, 2020	2,694,616	5.33	6.11	-
Granted during year	-	-
Exercised during the year	(22,308)	1.98
Forfeited or expired during year	(327,565)	5.37
Options Outstanding at June 30, 2021	2,344,743	$5.36	4.70	$1,642,845
Options Exercisable at June 30, 2021	2,019,170	$4.43		$1,121,354

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2020, and 2019, was $0.83 per share, and $1.71 per share, respectively. There were no stock options granted during the fiscal year ended June 30, 2021. There is a $1.1 million intrinsic value of vested unexercised options at June 30, 2021.

The aggregate intrinsic value of stock options exercised was $43,599, $0, and $1,800 during the fiscal years ended June 30, 2021, 2020, and 2019, respectively. At June 30, 2021, we had $0.2 million of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.93 years.

The following table summarizes information about stock options outstanding at June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.64 - $2.10	151,483	5.91	$2.03	118,353	$2.07
$2.45 - $2.45	348,036	5.58	2.45	261,029	2.45
$3.12 - $3.12	15,000	6.86	3.12	11,250	3.12
$3.25 - $3.25	411,571	6.49	3.25	209,885	3.25
$3.95 - $5.59	104,390	2.64	4.84	104,390	4.84
$5.64 - $5.64	376,101	3.66	5.64	376,101	5.64
$5.95 - $5.95	272,825	3.61	5.95	272,825	5.95
$6.71 - $6.71	367,485	4.75	6.71	367,485	6.71
$7.90 - $14.72	244,894	3.42	9.42	244,894	9.42
$18.42 - $19.36	52,958	3.42	18.96	52,958	18.96
	2,344,743	4.70	5.36	2,019,170	5.76

Restricted Stock Awards/Units

The 2008 Plan and the 2014 Plan authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. Under the 2008 Plan and the 2014 Plan, as of June 30, 2021, there were 1,708,368 shares of restricted stock awards and 3,021,924 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $1.94 and $2.83 per share, respectively. On May 19, 2021, Fred Hand was awarded 1,230,769 performance based and 1,538,462 service based restricted stock units as an incentive to become CEO. These awards vest over a period of one to five years.

The following table summarizes information about restricted stock units, performance stock units, restricted stock awards and performance stock awards granted and outstanding for the fiscal years ended June 30, 2021, 2020, and 2019:

	Restricted and Performance Stock Units Number of Shares	Weighted- Average Fair Value at Date of Grant	Restricted and Performance Stock Awards Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2018	-	$-	1,433,269	$3.95
Granted during year	57,693	3.25	1,039,050	3.09
Vested during year	-	3.25	(421,359)	4.59
Forfeited during year	-	-	(211,099)	3.63
Outstanding at June 30, 2019	57,693	$3.25	1,839,861	$3.36
Granted during year	57,693	1.58	1,422,927	1.63
Vested during year	(57,693)	1.58	(446,987)	3.55
Forfeited during year	-	-	(836,321)	2.38
Outstanding at June 30, 2020	57,693	$3.25	1,979,480	$2.43
Granted during year	3,021,924	2.81	1,121,250	1.50
Vested during year	(57,693)	1.91	(595,190)	2.26
Forfeited during year	-	-	(797,172)	2.29
Outstanding at June 30, 2021	3,021,924	$2.83	1,708,368	$1.94

  Cash Settled Awards

In the fiscal year ending 2019, 2020 and 2021, we granted stock-based awards to certain employees, which vest over a period of three to four years, and will be settled in cash (“cash settled awards”). Both performance based and service-based awards were granted. Except for the performance based awards which have been deemed unlikely to vest, the fair value of the cash settled awards at each reporting period is based on the price of our common stock. The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.

The following table summarizes the activity of cash settled awards during fiscal 2021:

	Performance	Service
	Based	Based	Total
Outstanding at June 30, 2020	287,350	861,056	1,148,406
Grant during year	-	-	-
Vested during year	-	(208,328)	(208,328)
Forfeited during year	(143,675)	(105,030)	(248,705)
Outstanding at June 30, 2021	143,675	547,698	691,373

The liability associated with the cash settled awards was $1.7 million and $0.1 million at June 30, 2021 and June 30, 2020, respectively.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation costs: We recognized share‑based compensation costs as follows (in thousands):

	Fiscal Years Ended June 30,
	2021	2020	2019
Amortization of share-based compensation during the period	$1,851	$2,555	$3,488
Amounts capitalized in inventory	(410)	(681)	(1,114)
Amount recognized and charged to cost of sales	613	846	1,162
Amounts charged against income for the period before tax	$2,054	$2,720	$3,536

Share-based Compensation from Related Party to CEO

Upon his appointment as the Company’s Chief Executive Officer, Fred Hand entered into agreements with Osmium Partners, LLC., pursuant to which Mr. Hand became entitled to receive 30% of all carry distributions (“Carried Interest”) payable by certain members of Osmium Partners (Larkspur SPV) LP (the “SPV”) in respect of its approximately 31.4% of the outstanding shares of common stock of the Company, at the date of the Carried Interest Arrangement, May 4, 2021 (including warrants to purchase 10,000,000 shares of common stock), to Osmium Partners, LLC, the SPV’s carry partner.

Subject to Mr. Hand’s continued employment with the Company, such entitlement will vest over 42 months as follows: (a) on the second anniversary of Mr. Hand’s employment by the Company, Mr. Hand’s entitlement to approximately 17.14% (the product of 30% times 24/42) of the Carried Interest will become vested, and (b) thereafter, Mr. Hand’s entitlement to approximately 0.71% (the product of 30% times 1/42) of the Carried Interest will become vested each month. In addition, Mr. Hand’s entitlement to a portion of the Carried Interest will be subject to a participation threshold in the minimum amount necessary to render his entitlement a valid profit interest for tax purposes.

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity, are share-based payment transactions to be accounted for unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity, and that entity makes a share-based payment to its employee in exchange for services rendered. The Company concluded that the Carried Interest entitlement granted by Osmium Partners, LLC to Mr. Hand falls under this category and therefore it is treated as share based compensation in the accounts of the Company. We performed a valuation on the Carried Interest to determine the Level 2 fair value measurement, using: the Option Pricing method. The significant inputs utilized in the model assumed the following: i) a risk free interest rate of 0.34%:  ii) a volatility rate of 70.0%; iii) an expected time to liquidity of 3 years; iv)  a discount for lack of marketability of 25% and v) expected dividend of 0%. Shared-based compensation expense with respect to the Carried Interest Agreement was $0.1 million for fiscal 2021.

8. LEASES

We conduct substantially all operations from leased facilities. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 10 years. Many of our leases include options to renew at our discretion. We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that generally expire within 5 years.

In accordance with the Plan of Reorganization, on December 31, 2020, we sold our corporate office and Dallas distribution center properties and leased back those facilities. The lease of the corporate office is for a term of 10 years, and the lease of the distribution center is for an initial term of two and one-half years, with an option to extend the distribution center lease for one additional year. We believe it is reasonably certain the option to extend will be exercised. We determined the sale price represented the fair value of the underlying assets sold and have no continuing involvement with the properties sold other than a normal leaseback. The consideration received for the sale, as reduced by the closing and transaction costs, was $68.5 million, and the net book value of the properties sold was $18.9 million, resulting in a $49.6 million gain, which was recognized as of December 31, 2020.  Cash proceeds were deposited directly into the Unsecured Creditor Claim Fund (See Note 2).

The two leases, associated with the transaction, were recorded as operating leases. As of June 30, 2021 we will pay approximately $10.0 million in fixed rents and in-substance fixed rents, over the remaining lease term for the corporate office and we will pay approximately $16.0 million in fixed rents and in-substance fixed rents for the Dallas distribution center property over the remaining lease term, including the one-year option period as noted above. Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 842, we determine whether an agreement contains a lease at inception based on our right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments and the right-of-use (“ROU”) assets represent our right to use the underlying assets for the respective lease terms.

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

The components of lease cost are as follows (in thousands):

	Year Ended June 30, 2021	Year Ended June 30, 2020
Operating lease cost	$62,617	$94,318
Variable lease cost	10,924	24,014
Amortization of right-of-use assets	210	286
Interest on lease liabilities	8	29
Total lease cost	$73,759	$118,647

The table below presents additional information related to the Company’s leases as of June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
Weighted average remaining lease term (in years)
Operating leases	4.6	5.9
Finance leases	0.7	2.6
Weighted average discount rate
Operating leases	8.5%	5.8%
Finance leases	2.4%	3.9%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Year Ended June 30, 2021	Year Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,496	$90,983
Operating cash flows from finance leases	$9	$23
Financing cash flows from finance leases	$217	$224
Right-of-use assets obtained in exchange for operating lease liabilities	$(107,497)	$28,957

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows as of June 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2022	$69,461	$124	$69,585
2023	59,776	-	59,776
2024	46,086	-	46,086
2025	31,740	-	31,740
2026	19,332	-	19,332
Thereafter	28,223	-	28,223
Total lease payments	$254,618	$124	$254,742
Less: Interest	43,746	1	43,747
Total lease liabilities	$210,872	$123	$210,995
Less: Current lease liabilities	54,632	-	54,632
Non-current lease liabilities	$156,240	$123	$156,363

Current and non-current finance lease liabilities recorded in “Accrued liabilities” and “Other liabilities – non-current”, respectively, on our Consolidated Balance Sheets. As of June 30, 2021, there were no operating lease payments for legally binding minimum lease payments for leases signed by not yet commenced.

Rent expense for real estate leases for the fiscal years ended June 30, 2021, 2020, and 2019 was $73.5 million, $118.3 million, and $121.5 million, respectively. Total lease cost in fiscal 2021 was $73.8 million, including finance lease costs.  Rent expense includes minimum base rent as well as contractually required payments for maintenance, insurance and taxes on our leased store locations and distribution centers. Total lease costs of $73.8 million for fiscal 2021 excludes $5.6 million recorded for accelerated recognition of rent expense due to our abandonment of our Phoenix distribution center.

Total lease costs of $118.6 million for fiscal 2020 excluded $51.6 million of impairment recorded for operating lease right-of-use assets and $25.1 million recorded for accelerated recognition of rent expense due to planned abandonments due to our permanent store and Phoenix distribution center closing plans.

9. 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time employees who become eligible after one month of service, and for our part-time employees who become eligible after both 12 months of service and a minimum of 1,000 hours worked. Under the plan, eligible employees may request us to deduct and contribute from 1% to 75% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.4 million, $1.4 million, and $1.4 million for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

10. EARNINGS PER COMMON SHARE

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with non-forfeitable rights to dividends or dividend equivalents (referred to as participating securities). Basic EPS is computed using the weighted average number of common shares outstanding during each of the respective years. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the more dilutive of either the treasury stock method or two-class method. The difference between basic and diluted shares, if any, largely results from common equivalent shares, which represents the dilutive effect of the assumed exercise of certain outstanding share options, the assumed vesting of restricted stock granted to employees and directors, or the satisfaction of certain necessary conditions for contingently issuable shares.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of our basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2021	2020	2019
Net earnings/(loss)	$2,982	$(166,328)	$(12,440)
Less: Income to participating securities	(135)	—	—
Net earnings/(loss) attributable to common shares	$2,847	$(166,328)	$(12,440)
Weighted average common shares outstanding—basic	60,584	45,208	44,719
Effect of dilutive stock equivalents	1,105	—	—
Weighted average common shares outstanding—dilutive	61,689	45,208	44,719
Net earnings/(loss) per common share—basic	$0.05	$(3.68)	$(0.28)
Net earnings/(loss) per common share—diluted	$0.05	$(3.68)	$(0.28)

For June 30, 2021, 2020 and 2019, options and awards representing the rights to purchase approximately 2.8 million, 3.9 million and 4.8 million weighted average shares respectively, were excluded in the dilutive earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. On February 9, 2021, as part of the Rights Offering, the Company issued warrants to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term, all which remained outstanding as of June 30, 2021.

11. Related Party

On November 16, 2020, following approval of the Bankruptcy Court, the Company and Osmium Partners LLC (“Osmium Partners”) entered into a backstop commitment agreement (the “Backstop Commitment Agreement”), pursuant to which Osmium Partners agreed that Osmium Partners or an affiliate would serve as the backstop party (the “Backstop Party”) and purchase all unsubscribed shares in the $40 million Rights Offering described in Note 7 above.  Osmium Partners (Larkspur SPV) LP (“Larkspur SPV”), jointly owned by Osmium Partners and Tensile Capital Partners Master Fund LP (“TCM”), was formed to serve as the Backstop Party.  In addition, on November 15, 2020, the Company and TCM entered into a commitment letter (the “Commitment Letter”) pursuant to which TCM agreed to provide $25 million in subordinated debt financing to the Company.

In accordance with the Plan of Reorganization and the Commitment Letter, on December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein, including TCM and an affiliate of Osmium, entered into the Term Loan Credit Agreement described in Note 3 above which provided for the $25 million Term Loan to the Company.

In accordance with the Plan of Reorganization and the Backstop Commitment Agreement, on December 31, 2020, the Company, Osmium Partners and Larkspur SPV (Osmium Partners and Larkspur SPV together, the “Osmium Group”) entered into an agreement pursuant to which the Osmium Group is entitled to appoint three directors to the Company’s Board of Directors (the “Directors Agreement”). Pursuant to the Directors Agreement, Douglas J. Dossey of Tensile Capital Management LP, John H. Lewis of Osmium Partners and W. Paul Jones were appointed as members of the Company’s Board of Directors.  The Directors Agreement entitles the Osmium Group to appoint an additional member of the Board of Directors under certain circumstances.  The Directors Agreement also specifies various other board-related and voting-related procedures and includes a standstill provision limiting certain actions by the Osmium Group. The full text of the Directors Agreement is included as Exhibit 10.35 to this Annual Report on Form 10-K.

On February 9, 2021, the Company received proceeds of approximately $40 million upon the closing of the Rights Offering, as contemplated by the Plan of Reorganization.  In accordance with the terms of the Backstop Commitment Agreement, Larkspur SPV purchased 18,340,411 shares of the Company’s common stock in the Rights Offering for an aggregate purchase price of approximately $20.2 million.  In addition, in accordance with the Plan of Reorganization and the Backstop Commitment Agreement, Larkspur SPV received (1) 1,818,182 additional shares of the Company’s common stock as payment of the commitment fee for serving as Backstop Party in the Rights Offering, and (2) a warrant to purchase 10 million additional shares of the Company’s common stock at a purchase price of $1.65 per share.

Based on Schedule 13D filings made by Osmium Partners and TCM, and their respective affiliates, on February 19, 2021, Osmium Partners and TCM each are deemed to beneficially own the 30,158,593 shares of the Company’s stock beneficially owned by Larkspur SPV (representing approximately 31.4% of outstanding shares), and Osmium Partners beneficially owns an additional 3,004,840 shares of the Company’s common stock.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2021, Tuesday Morning maintained effective internal control over financial reporting.

As of June 30, 2020, a material weakness was identified in our internal controls related to ineffective assessment of impairment of long-lived assets in that, our estimation of fair value did not appropriately utilize market participant assumptions. The material weakness resulted in a material misstatement in our June 30, 2020 financial statements, which was identified, corrected and disclosed prior to the filing of our Form 10-K for the fiscal year ended June 30, 2020. There were no restatements of prior period financial statements and no change in previously released financial results were required as the result of the control deficiency. Management has assessed and confirmed that this material weakness, has been fully remediated as of June 30, 2021.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Tuesday Morning Corporation’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tuesday Morning Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and our report dated June 30, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

September 13, 2021

Changes in Internal Control Over Financial Reporting

Other than the remediation of a previously reported material weakness noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2021 Annual Meeting of Stockholders, including under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance”, “Executive Officers”, “Meetings and Committees of the Board”, and “Delinquent Section 16(a) Reports.”

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

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2021 Annual Meeting of Stockholders, including under the captions “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2021 Annual Meeting of Stockholders, including under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column)
Equity Compensation Plans Approved by Security Holders	2,344,743	$5.36	1,875,185
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,344,743	$5.36	1,875,185

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2021 Annual Meeting of Stockholders, including under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2021 Annual Meeting of Stockholders, including under the caption “Independent Registered Public Accounting Firm.”

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

3.1.1

Amended and Restated Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s 8-K (File No. 000-19658) filed with the Securities and Exchange Commission (the “Commission”) on January 4, 2021)

3.2

Amended and Restated By‑laws of the Company effective as of December 31, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on January 4, 2021)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

4.3	Description of Securities

10.1

Credit Agreement, dated as of December 31, 2020, by and among the Company and its subsidiaries, JPMorgan Chase Bank, N.A., Wells Fargo, National Association, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.2

Credit Agreement, dated as of December 31, 2020, among the Company and its subsidiaries, Alter Domus (US), LLC, as administrative agent, and the lenders named therein, including Tensile Capital Partners Master Fund LP and Osmium Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.3†

Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2013)

10.4.1†

Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 19, 2008)

10.4.2†

First Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 9, 2012)

10.4.3†

Second Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 23, 2012)

10.54†

Form of Incentive Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.6†

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.7†

Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 28, 2013)

10.8†

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)

10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.10.1†

Composite Copy of Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended through November 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 22, 2016)

10.10.2†

Second Amendment to Tuesday Morning Corporation 2014 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 24, 2017)

Exhibit No.	Description

10.10.3†

Third Amendment to Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on February 5, 2021).

10.11†

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)

10.12†

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.13†

Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.14†

Form of Performance-Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.15.1†

Employment Agreement, dated December 11, 2015, by and between Steven R. Becker and the Company (the “Becker Employment Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)

10.15.2†

Amendment, dated May 1, 2018, to Employment Agreement, by and between Steven R. Becker and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 3, 2018)

10.15.3†	Transition Agreement with Steven R. Becker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658)filed January 19, 2021)

10.16†

Form of Nonqualified Stock Option Award Agreement (Time-Based Vesting) under the Becker Employment Agreement and the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 14, 2015)

10.17†

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

10.19†

Form of Non-Qualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.20†

Form of Time-Vesting Restricted Stock Unit Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

10.21†

Form of Cash Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

10.22†	Tuesday Morning Executive Severance Plan, effective May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 3, 2018)

10.23†	Form of Retention Letter (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 28, 2020)

10.24.1†

Amended and Restated Consulting Agreement with BEL Retail Advisors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on December 9, 2019)

Exhibit No.	Description

10.24.2†

Second Amendment to Amended and Restated Consulting Agreement with BEL Retail Advisors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 19, 2021)

10.24.3†

Third Amended and Restated Consulting Agreement with BEL Retail Advisors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on March 31, 2021)

10.25†	Form of Restricted Stock Unit Award Agreement with Paul Metcalfe (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on March 31, 2021)

10.26†	Enhanced Severance Agreement with Stacie Shirley (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

10.27.1†	Offer Letter with Bridgett Zeterberg.

10.27.2†	Enhanced Severance Agreement with Bridgett Zeterberg (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

10.28†

Employment Agreement, dated as of May 4, 2021, between the Company and Fred Hand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 6, 2021)

10.29†

Consulting Agreement, dated as of May 18, 2021, between the Company and Marc Katz (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 21, 2021)

10.30

Purchase and Sale Agreement, dated as of December 7, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.31

Headquarters Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.32

Warehouse Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.34

Backstop Commitment Agreement, dated as of November 16, 2020, between the Company and Osmium Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 19, 2020)

10.35

Agreement among Osmium Partners (Larkspur SPV) LP, Osmium Partners, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

10.36†

Form of Time-Based Restricted Stock Unit Inducement Grant to Fred Hand (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-256303) filed with the Commission on May 19, 2021)

Exhibit No.	Description

10.37†

Form of Performance-Based Restricted Stock Unit Inducement Grant to Fred Hand (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-256303) filed with the Commission on May 19, 2021)

10.38	Form of Restricted Stock Unit Award Agreement (Performance-Based) under Tuesday Morning Corporation 2014 Long-Term Incentive Plan,

10.39	Form of Restricted Stock Unit Award Agreement (Time-Based) under Tuesday Morning Corporation 2014 Long-Term Incentive Plan.

10.40	Employment Agreement between Marc Katz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 9, 2021)

10.41	Offer Letter between Jennifer Robinson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 9, 2021)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on September 14, 2020)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1

Term Sheet re Carried Interest Arrangement, dated as of May 4, 2021, between Fred Hand and Osmium Partners, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 6, 2021)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: September 13, 2021
	By:	/s/ FRED HAND
Fred Hand Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred Hand	Chief Executive Officer (Principal Executive Officer) and Director	September 13, 2021
Fred Hand

/s/ Marc Katz	Principal and Chief Operating Officer, Interim Chief Financial Officer (Principal Financial Officer)	September 13, 2021
Marc Katz

/s/ Brian T. VaclaviK	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	September 13, 2021
Brian T. Vaclavik

/s/ Sherry M. Smith	Chairman of the Board	September 13, 2021
Sherry M. Smith

/s/ Anthony F. Crudele	Director	September 13, 2021
Anthony F. Crudele

/s/ DOUGLAS J. DOSSEY	Director	September 13, 2021
Douglas J. Dossey

/s/ Frank M. Hamlin	Director	September 13, 2021
Frank M. Hamlin

/s/ W. PAUL JONES	Director	September 13, 2021
W. Paul Jones

/s/ JOHN H. LEWIS	Director	September 13, 2021
John H. Lewis

/s/ REUBEN E. SLONE	Director	September 13, 2021
Reuben E. Slone

/s/ Richard S Willis	Director	September 13, 2021
Richard S Willis