Form 10-Q
period 2021-09-30
TUESDAY MORNING CORP/DE
filed 2021-11-04
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, par value $0.01 per share	85,768,308

Forward-Looking Statements

This Form 10-Q contains forward looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Form 10-Q, particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward looking statements are expressed differently. You should consider statements that contain these words or words that state other “forward looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook.  Forward looking statements also include statements regarding the Company’s strategy, future operations, performance and prospects, sales and growth expectations, our liquidity, capital expenditure plans, future store openings and closings, our inventory management plans and merchandising and marketing strategies.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

Reference is hereby made to the Company’s filings with the Securities and Exchange Commission, including, but not limited to, "Item 1A. Risk Factors" of the Company's most Annual Report on Form 10-K for the fiscal year ended June 30, 2021, for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following: the effects and length of the COVID-19 pandemic; changes in economic and political conditions which may adversely affect consumer spending; our ability to identify and respond to changes in consumer trends and preferences; our ability to mitigate reductions of customer traffic in shopping centers where our stores are located; increases in the cost or a disruption in the flow of our products, including the extent and duration of the ongoing impacts to domestic and international supply chains from the COVID-19 pandemic; our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand; our ability to obtain merchandise on varying payment terms; our ability to successfully manage our inventory balances profitably; our ability to effectively manage our supply chain operations; loss of, disruption in operations of, or increased costs in the operation of our distribution center facility; unplanned loss or departure of one or more members of our senior management or other key management; increased or new competition; our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth; increases in fuel prices and changes in transportation industry regulations or conditions; changes in federal tax policy including tariffs; the success of our marketing, advertising and promotional efforts; our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management; increased variability due to seasonal and quarterly fluctuations; our ability to protect the security of information about our business and our customers, suppliers, business partners and employees; our ability to comply with existing, changing and new government regulations; our ability to manage risk to our corporate reputation from our customers, employees and other third parties; our ability to manage litigation risks from our customers, employees and other third parties; our ability to manage risks associated with product liability claims and product recalls; the impact of adverse local conditions, natural disasters and other events; our ability to manage the negative effects of inventory shrinkage; our ability to manage exposure to unexpected costs related to our insurance programs; increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations; and our ability to maintain an effective system of internal controls over financial reporting. The Company’s filings with the SEC are available at the SEC’s web site at www.sec.gov.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements were made. Except as may be required by law, the Company disclaims obligations to update any forward-looking statements to reflect events and circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events. Investors are cautioned not to place undue reliance on any forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tuesday Morning Corporation

Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,550	$6,534
Restricted cash	137	22,321
Inventories	174,149	145,075
Prepaid expenses	4,404	5,486
Other current assets	6,519	3,385
Total Current Assets	189,759	182,801
Property and equipment, net	33,838	37,784
Operating lease right-of-use assets	185,619	193,244
Deferred financing costs	2,214	2,459
Other assets	1,546	1,596
Total Assets	$412,976	$417,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,814	$45,930
Accrued liabilities	41,876	46,454
Operating lease liabilities	55,388	54,632
Total Current Liabilities	154,078	147,016

Operating lease liabilities — non current	146,533	156,240
Borrowings under revolving credit facility	22,390	12,000
Long term debt (see Note 3 for amounts due to related parties)	27,396	26,374
Asset retirement obligation — non-current	1,066	1,021
Other liabilities — non-current	2,709	3,432
Total Liabilities	354,172	346,083
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 87,554,344 shares issued and 85,770,683 shares outstanding at September 30, 2021 and 87,988,233 shares issued and 86,204,572 shares outstanding at June 30, 2021	858	862
Additional paid-in capital	307,108	305,498
Retained deficit	(242,350)	(227,747)
Less: 1,783,661 common shares in treasury, at cost, at September 30, 2021 and at June 30, 2021, respectively	(6,812)	(6,812)
Total Stockholders’ Equity	58,804	71,801
Total Liabilities and Stockholders’ Equity	$412,976	$417,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Net sales	$176,872	$161,546
Cost of sales	125,858	110,476
Gross margin	51,014	51,070
Selling, general and administrative expenses	60,277	62,069
Restructuring, impairment and abandonment charges	2,430	5,489
Operating loss before interest, reorganization and other income/(expense)	(11,693)	(16,488)
Other income/(expense):
Interest expense	(1,716)	(2,753)
Reorganization items, net	(1,292)	37,624
Other income, net	49	5
Other income/(expense) total	(2,959)	34,876
Earnings/(loss) before income taxes	(14,652)	18,388
Income tax benefit	(49)	(236)
Net earnings/(loss)	$(14,603)	$18,624
Earnings Per Share
Net earnings/(loss) per common share:
Basic	$(0.17)	$0.41
Diluted	$(0.17)	$0.41
Weighted average number of common shares:
Basic	84,310	45,462
Diluted	84,310	45,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Stockholders' Equity (unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2021	86,205	$862	$305,498	$(227,747)	$(6,812)	$71,801
Net earnings	—	—	—	(14,603)	—	(14,603)
Share-based compensation	—	—	1,155	—	—	1,155
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(434)	(4)	455	—	—	451
Balance at September 30, 2021	85,771	$858	$307,108	$(242,350)	$(6,812)	$58,804

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2020	47,341	$455	$244,021	$(230,729)	$(6,812)	$6,935
Net loss	—	—	—	18,624	—	18,624
Share-based compensation	—	—	428	—	—	428
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(490)	(5)	5	—	—	—
Balance at September 30, 2020	46,851	$450	$244,454	$(212,105)	$(6,812)	$25,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net earnings/(loss)	$(14,603)	$18,624
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,397	4,384
Loss on impairment and abandonment of assets	2,089	4,804
Amortization of financing costs and interest expense	1,267	2,466
(Gain)/loss on disposal of assets	68	(1,037)
Share-based compensation	1,173	582
Gain on lease terminations	—	(82,010)
Deferred income taxes	(118)	—
Construction allowances from landlords	426	120
Change in operating assets and liabilities:
Inventories	(29,092)	6,651
Prepaid and other current assets	(2,002)	3,152
Accounts payable	10,884	18,639
Accrued liabilities	(4,448)	37,809
Operating lease assets and liabilities	(1,875)	(351)
Other liabilities — non-current	(575)	1,411
Income taxes payable	193	—
Net cash provided by/(used in) operating activities	(33,216)	15,244
Cash flows from investing activities:
Capital expenditures	(1,761)	(619)
Proceeds from sales of assets	—	1,096
Net cash provided by/(used in) investing activities	(1,761)	477
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	209,314	170,280
Repayments of borrowings under revolving credit facility	(198,924)	(170,280)
Proceeds from exercise of employee stock options	467	—
Tax payments related to vested stock awards	(12)	—
Payments on finance leases	(36)	(69)
Payment of financing fees	—	(444)
Net cash provided by/(used in) financing activities	10,809	(513)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(24,168)	15,208
Cash and cash equivalents and restricted cash, beginning of period	28,855	46,676
Cash and cash equivalents and restricted cash, end of period	$4,687	$61,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tuesday Morning Corporation

Notes to Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.  Other than as disclosed in this document, please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for our critical accounting policies.

1.   Nature of Operations and Significant Accounting Policies

Basis of presentation — The unaudited interim consolidated financial statements herein include the accounts of Tuesday Morning Corporation and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe the presentation and disclosures herein are adequate to make the information not misleading, and the consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. We do not present a consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2021. The consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date. The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

Our fiscal year ends on June 30 and we operate our business as a single operating segment.

(A)Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At September 30, 2021 and June 30, 2021, credit card receivables from third party consumer credit card providers were $3.1 million and $3.2 million, respectively.  Such receivables generally are collected within one week of the balance sheet date.

(B)Restricted Cash—Restricted cash was $0.1 million and $22.3 million, as of September 30, 2021 and June 30, 2021, respectively, which is being held in the Unsecured Creditor Claims Fund (defined below in Note 2).

Emergence from Chapter 11 Bankruptcy Proceedings

In response to the impacts of the COVID-19 pandemic, on May 27, 2020 (the “Petition Date”), we filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The Chapter 11 Cases were jointly administered for procedural purposes. During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In accordance with orders of the Bankruptcy Court, we entered into certain debtor-in-possession financing arrangements to provide financing during the pendency of the Chapter 11 Cases.  See Note 3 “Debt” below for additional information regarding these debtor-in-possession financing arrangements.

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

On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement (the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Amended Plan and the Amended Disclosure Statement contemplated the debt financing transactions described in Note 3 below under the caption “Post-Emergence Debt Financing Arrangements,” the exchange and Rights Offering (defined in Note 12 below) and the sale-leaseback transactions described in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

In accordance with the Plan of Reorganization, effective December 31, 2020 (the “Effective Date”), the Company’s board of directors was comprised of nine members, including five continuing directors of the Company, three new directors appointed by the Backstop Party (as defined in Note 12 below) and one director appointed by the equity committee in the Chapter 11 Cases.

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering described under the caption “Equity Financing under the Plan of Reorganization” in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. On February 9, 2021, the Company completed the equity financing contemplated by the Plan of Reorganization.

On September 29, 2021, the U.S. Bankruptcy Court issued a final decree (the “Final Decree”) closing the Chapter 11 Cases of the Company and its subsidiaries. While the Company emerged from bankruptcy proceedings on December 31, 2020, the Chapter 11 Cases remained opened pending final resolution of all claims of general unsecured creditors. The Company was able to resolve all of the claims for approximately $14 million less than the amounts reserved and retained in the Unsecured Creditor Claim Fund. Upon entry of the Final Decree, the approximately $14 million remaining in the escrow account was returned to the Company to make a repayment on its ABL credit facility and the Chapter 11 Cases are now final.

See Note 2 regarding Bankruptcy Accounting for further discussion.

Listing

During the pendency of our bankruptcy proceedings, the Company’s common stock was delisted by the Nasdaq Stock Market, LLC (“Nasdaq”) and began trading on the OTC Pink marketplace under the symbol “TUESQ”. In January 2021, following our emergence from bankruptcy, the Company’s common stock began trading on the OTCQX market under the ticker symbol “TUEM.”

On May 24, 2021, Nasdaq approved our application for the relisting of the Company's common stock on the Nasdaq Capital Market. The Company's common stock was relisted and commenced trading on the Nasdaq Capital Market at the opening of the market on May 25, 2021, under the ticker symbol "TUEM."

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our 687 stores nationwide, severely reducing revenues, resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, 685 of our stores gradually reopened as of the end of June 2020, and two were permanently closed during the quarter. In accordance with our bankruptcy plan of reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of fiscal 2021 and the closure of our Phoenix distribution center in second quarter of fiscal 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

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

Accounting Pronouncement Recently Adopted

In March 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This update is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange and is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. We adopted this standard in the first quarter of fiscal 2022 and it did not result in a material impact to the Company’s consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of fiscal 2022 and it did not result in a material impact to the Company’s consolidated financial statements.

2.     Bankruptcy Accounting

Reorganizations require that the consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. During the pendency of the Chapter 11 Cases until we qualified for emergence under ASC 852, the consolidated financial statements were prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of ASC 852. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings were recorded in Reorganization items, net in our Consolidated Statements of Operations.

Pursuant to the Plan of Reorganization, an escrow account (the “Unsecured Creditor Claim Fund”) was established for the benefit of holders of allowed general unsecured claims.  Upon the closing of the sale and leaseback of the Corporate Office and the Dallas Distribution Center properties and the issuance of the Term Loan (as defined in Note 3 below), net proceeds of $67.5 million, after payment of property taxes, and $18.8 million, respectively, were deposited directly into the Unsecured Creditor Claim Fund that is being administered by an independent unsecured claims disbursing agent. The remaining proceeds from the Term Loan that were not deposited into the Unsecured Creditor Claim Fund were deposited into our operating account.  In addition, $14.2 million of additional cash was deposited into a segregated bank account at Wells Fargo Bank and was restricted for use in paying compensation for services rendered by professionals on or after the Petition date and prior to the approval date of our Plan of Reorganization by the court (“Effective Date”) (“Wells Fargo Restricted Fund”). The closing of the Rights Offering described in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 provided approximately $40.0 million of cash that was deposited to the Unsecured Creditor Claim Fund and recorded as restricted cash. During the fiscal 2021, all services rendered by professionals were paid and the Wells Fargo Restricted Fund account was closed with all of the applicable funds disbursed.  Net cash remaining of $1.9 million was deposited directly into our unrestricted cash account during the fourth quarter of fiscal 2021.

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

On September 29, 2021, the U.S. Bankruptcy Court issued a Final Decree closing the Chapter 11 Cases of the Company and its subsidiaries. While the Company emerged from bankruptcy proceedings on December 31, 2020, the Chapter 11 Cases remained opened pending final resolution of all claims of general unsecured creditors. The Company was able to resolve all of these claims for approximately $14 million less than the amounts reserved and retained in the Unsecured Creditor Claim Fund. Upon entry of the Final Decree, the approximately $14 million remaining in the Unsecured Creditor Claim Fund was returned to the Company to make a repayment on its ABL credit facility and the Chapter 11 Cases are now final.

As of September 30, 2021, we had $0.1 million of cash held in the Unsecured Creditor Claim Fund, recorded as restricted cash on the balance sheet for the payment of remaining resolved claims.

Restructuring, Impairment and Abandonment Charges

Restructuring, impairment and abandonment charges totaled $2.4 million and $5.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively and included the following (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Restructuring costs:
Severance and compensation related costs	$341	$685
Total restructuring costs	$341	$685

Impairment costs:
Corporate long-lived assets	$2,089	$-
Total impairment costs	$2,089	$-

Abandonment costs:
Accelerated recognition of operating right-of-use assets	$-	$4,804
Total abandonment costs	$-	$4,804

Total restructuring, impairment and abandonment costs	$2,430	$5,489

For the three months ended September 30, 2021, restructuring, impairment and abandonment cost related to $0.3 million of employee retention costs and $2.1 million of software impairment charges. During the three months ended September 30, 2020, restructuring, impairment and abandonment charges of $4.8 million primarily related to our permanent store and Phoenix, Arizona distribution center closing plans as well as $0.7 million in severance and employee retention cost.  Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Reorganization Items

Reorganization items included in our consolidated statement of operations represent amounts directly resulting from the Chapter 11 Cases and resulted in a net loss of $1.3 million and a net benefit of $37.6 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and included the following (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Reorganization items, net:
Professional and legal fees	$228	$9,846
Claims related costs	1,063	-
Gains on lease terminations, net of estimated claims	-	(47,470)
Total reorganization items, net	$1,292	$(37,624)

For the three months ended September 30, 2021, reorganization items, net charges related to $1.1 million in claims related cost and $0.2 million in professional and legal fees related to our reorganization. For the three months ended September 30, 2020, reorganization item, net was a net benefit of $37.6 million due to a net gain of $47.5 million resulting from store lease terminations under our permanent closure plan partially offset by $9.8 million in professional and legal fees related to our reorganization.

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

As of September 30, 2021, we had $22.4 million of borrowings outstanding under the New ABL Facility and, $13.8 million of letters of credit outstanding. Taking into account $10.0 million of borrowing capacity that is unavailable until December 31, 2021, we have borrowing availability of $39.7 million under the New ABL Facility, as of September 30, 2021.

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

The following table provide details on our Term loan as of September 30, 2021 and June 30, 2021 (in thousands):

Term Loan
	September 30, 2021	June 30, 2021
Loan balance	$25,000	$25,000
Debt issuance costs	(373)	(432)
Accrued paid-in-kind interest	2,769	1,806
Loan balance, ending	$27,396	$26,374

At September 30, 2021, we are in compliance with covenants in the New ABL Facility and Term Loan.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $1.7 million, and was comprised of $1.0 million in interest on the New ABL Facility as well as PIK interest on the Term Loan, $0.3 million amortization of financing fees, and $0.4 million commitment fees. Interest expense for the three months ended September 30, 2020 was $2.8 million from the DIP ABL Credit Agreement and the DIP Term Facility and was comprised of $2.6 million amortization of financing fees and $0.2million of commitment fees.

Fair Value Measurements

The fair value of our Term Loan was determined based on observable market data provided by a third party for similar types of debt which are considered Level 2 inputs within the fair value hierarchy. The carrying value of our Term Loan as of September 30, 2021 and June 30, 2021 was $27.4 million and $26.4 million, respectively. The fair value of our Term Loan as of September 30, 2021 and June 30, 2021 was $30.4 million and $29.6 million, respectively.

4.     Revenue recognition

Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax. Payment is due at the time of sale. We maintain a reserve for estimated returns, as well as a corresponding returns asset in “Other Assets” in the Consolidated Balance Sheets, and we use historical customer return behavior to estimate our reserve requirements.  No impairment of the returns asset was identified or recorded as of September 30, 2021.  Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statement of Operations. Breakage income recognized was $0.1 million in the three months ended September 30, 2021 and $0.05 million for the three months ended September 30, 2020. The gift card liability is included in “Accrued liabilities” in the Consolidated Balance Sheets. We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

5.      Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	June 30,
	2021	2021
Sales and use tax	$3,582	$2,698
Self-insurance reserves	9,798	9,405
Wages, benefits and payroll taxes	8,271	9,639
Property taxes	2,069	1,510
Freight and distribution	9,643	8,658
Capital expenditures	333	348
Utilities	1,058	1,466
Gift card liability	1,020	1,045
Reorganization expenses	288	6,337
Other expenses	5,814	5,348
Total accrued liabilities	$41,876	$46,454

6.     Common Stock & Share-Based Incentive Plans

For a discussion of the exchange of our common stock and equity financing under the Plan of Reorganization, please see Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Share-Based Incentive Plans

For a discussion of our share-based incentive plans, please see Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Restricted Stock Awards/Units

The Tuesday Morning Corporation 2008 Long-Term Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation Long-Term Incentive Plan (the “2014 Plan” and together with the 2008 Plan, the “Plans” authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares are forfeited. On September 15, 2021, Marc Katz was awarded 867,052 time-based and 867,052 performance-based restricted stock units as an incentive to become Principal and Chief Operating Officer and Paul Metcalf was awarded 289,017 time-based and 578,035 performance-based restricted stock units to become the Principal and Chief Merchant (the “Inducement Awards”). In addition, during the first quarter of fiscal 2022, the fiscal 2022 Long-Term Incentive Plan was approved by the Board of Directors and restricted stock units and performance stock units were granted under the 2014 Long-Term Incentive Plan. Under the Plans and the Inducement Awards, as of September 30, 2021, there were 1,093,747 shares of restricted stock awards and 8,230,396 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to five years and a weighted average grant date fair value of $1.62 and $2.42 per share, respectively.

The following table summarizes information about restricted stock units, performance stock units, restricted stock awards and performance stock awards granted and outstanding for the fiscal quarter ended September 30, 2021:

	Restricted and Performance Stock Units Number of Shares	Weighted- Average Fair Value at Date of Grant	Restricted and Performance Stock Awards Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2021	3,021,924	$2.83	1,708,368	$1.94
Granted during the quarter	5,266,165	2.19	-	-
Vested during the quarter	(57,693)	3.25	(215,859)	2.18
Forfeited during the quarter	-	-	(398,762)	2.69
Outstanding at September 30, 2021	8,230,396	$2.42	1,093,747	$1.62

As of September 30, 2021, there were 6,693,401 unvested performance-based restricted stock awards and performance-based restricted stock units to be settled in stock.

Cash Settled Awards

We have granted stock-based awards to certain employees, which vest over a period of three to four years, and will be settled in cash (“cash settled awards”). Both performance-based and time-based awards were granted. Except for the performance based awards which have been deemed unlikely to vest, the fair value of the cash settled awards at each reporting period is based on the price of our common stock. The fair value of the cash settled awards will be re-measured at each reporting period until the awards are settled.

The following table summarizes the activity of cash settled awards based on their initial grant date values, the three months ended September 30, 2021:

	Performance-Based	Service-Based	Total
Outstanding at June 30, 2021	143,675	547,698	691,373
Granted during the quarter	-	503,673	503,673
Vested during the quarter	-	(165,969)	(165,969)
Forfeited during the quarter	-	(33,379)	(33,379)
Outstanding at September 30, 2021	143,675	852,023	995,698

The liability associated with the cash settled awards was $0.6 million and $1.7 million at September 30, 2021 and June 30, 2021, respectively.

Share-based Compensation Costs

Share based compensation costs consisted of the following (in thousands):

	Three Months Ended September 30,
	2021	2020
Amortization of share-based compensation during the period	$1,155	$428
Amounts capitalized in ending inventory	(239)	(92)
Amounts recognized and charged to cost of sales	257	246
Amounts charged against income for the period before tax	$1,173	$582

7.     Commitments and contingencies

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Notes 1 and 2 above.

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

8.     Leases

We conduct substantially all operations from leased facilities. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 10 years. Many of our leases include options to renew at our discretion. We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that generally expire within 4 years.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease cost	$16,528	$15,039
Variable lease cost	2,272	3,956
Finance lease cost:
Amortization of right-of-use assets	33	73
Interest on lease liabilities	—	6
Total lease cost	$18,833	$19,074

The table below presents additional information related to the Company’s leases:

As of September 30, 2021
Weighted average remaining lease term (in years)
Operating leases	4.4
Finance leases	0.5
Weighted average discount rate
Operating leases	8.7%
Finance leases	2.4%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,050	$16,732
Operating cash flows from finance leases	9	5
Financing cash flows from finance leases	217	69
Right-of-use assets obtained in exchange for operating lease liabilities	4,304	(115,285)

Maturities of lease liabilities were as follows as of September 30, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2022 (remaining)	$52,506	$74	$52,580
2023	61,197	—	61,197
2024	47,298	—	47,298
2025	32,748	—	32,748
2026	20,264	—	20,264
2027	14,153	—	14,153
Thereafter	14,931	—	14,931
Total lease payments	$243,097	$74	$243,171
Less: Interest	41,176	1	41,177
Total lease liabilities	$201,921	$73	$201,994
Less: Current lease liabilities	55,388	73	55,461
Non-current lease liabilities	$146,533	$-	$146,533

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our consolidated balance sheet.  As of September 30, 2021, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

9.     Earnings per common share

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with non-forfeitable rights to dividends or dividend equivalents (referred to as participating securities). Basic EPS is computed using the weighted average number of common shares outstanding during each of the respective years. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the more dilutive of either the treasury stock method or two-class method. The difference between basic and diluted shares, if any, largely results from common equivalent shares, which represents the dilutive effect of the assumed exercise of certain outstanding share options and warrants, the assumed vesting of restricted stock granted to employees and directors, or the satisfaction of certain necessary conditions for contingently issuable shares. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021	2020
Net income/(loss)	$(14,603)	$18,624
Less: Income to participating securities	—	—
Net income/(loss) attributable to common shares	$(14,603)	$18,624
Weighted average number of common shares outstanding — basic	84,310	45,462
Effect of dilutive stock equivalents	—	—
Weighted average number of common shares outstanding — diluted	84,310	45,462
Net income/(loss) per common share — basic	$(0.17)	$0.41
Net income/(loss) per common share — diluted	$(0.17)	$0.41

For the quarter ended September 30, 2021, all options, warrants and awards representing the right to purchase shares were excluded in the dilutive earnings per share calculation because the assumed exercise of such options, warrants and awards would have been anti-dilutive. For the quarter ended September 30, 2020, options, warrants and awards representing the rights to purchase approximately 2.6 million weighted average shares respectively, were excluded in the dilutive earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. On February 9, 2021, as part of the Rights Offering, the Company issued warrants to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term, all which remained outstanding as of September 30, 2021.

10.      Property and equipment, net

Accumulated depreciation of owned property and equipment as of September 30, 2021 and June 30, 2021 was $155.1 million and $151.9 million, respectively.  As of September 30, 2021, due to the ongoing impact of COVID-19, we performed an interim impairment assessment of our leasehold improvement assets, which included estimated future cash flow assumptions incorporating the impact of our temporary store closures.  As a result of this assessment, we determined that no additional store fixed asset impairment was required as the undiscounted projected future cash flows for each store sufficiently recovered the carrying value of the related asset group.  Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results.  While we believe our estimates and judgments about projected future cash flows are reasonable, future impairment charges may be required if the future cash flows, as projected, do not occur, or if events change requiring us to revise our estimates.

11.     Income taxes

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

The effective tax rate for the quarter ended September 30, 2021 was 0.3% and resulted in a tax benefit for the quarter. The effective tax rate for the quarter ended September 30, 2020 was (1.3%), resulting in tax benefit for the prior year quarter. A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense and (benefit) and pretax income/(loss) results from the effects of the valuation allowance.

12.     Related Party

On November 16, 2020, following approval of the Bankruptcy Court, the Company and Osmium Partners LLC (“Osmium Partners”) entered into a backstop commitment agreement (the “Backstop Commitment Agreement”), pursuant to which Osmium Partners agreed that Osmium Partners or an affiliate would serve as the backstop party (the “Backstop Party”) and purchase all unsubscribed shares for a price of $1.10 per share in a $40 million rights offering (the “Rights Offering”), pursuant to which eligible holders of the Company’s common stock could purchase up to $24 million of shares of the Company’s common stock for a price of $1.10 per share. The Rights Offering is described in more detail in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2021. Osmium Partners (Larkspur SPV) LP (“Larkspur SPV”), jointly owned by Osmium Partners and Tensile Capital Partners Master Fund LP (“TCM”), was formed to serve as the Backstop Party.  In addition, on November 15, 2020, the Company and TCM entered into a commitment letter (the “Commitment Letter”) pursuant to which TCM agreed to provide $25 million in subordinated debt financing to the Company.

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

Based on Schedule 13D filings made by Osmium Partners and TCM, and their respective affiliates, on February 19, 2021, Osmium Partners and TCM each are deemed to beneficially own the 30,158,593 shares of the Company’s stock beneficially owned by Larkspur SPV (representing approximately 31.4% of outstanding shares). Based on the Schedule 13D and subsequent filings with the SEC, Osmium Partners beneficially owns an additional 2,026,840 shares of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We encourage you to read this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our 687 stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, 685 of our stores gradually reopened as of the end of June 2020 and two stores were permanently closed during the quarter.  In accordance with our bankruptcy Plan of Reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of 2021 and the closure of our Phoenix distribution center in the second quarter of 2021. In addition, as part of our restructuring, we secured financing to pay the creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

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

•

On December 23, 2020, the Bankruptcy Court entered an order confirming our Plan of Reorganization. On December 31, 2020, all of the conditions precedent to the Plan of Reorganization were satisfied and we legally emerged from bankruptcy, resolving all material conditions precedent listed in the Plan of Reorganization. However, the closing of the Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of ASC 852 – Reorganizations until that transaction closed on February 9, 2021. In connection with our legal emergence from bankruptcy on December 31, 2020, we completed the debt financing and sale-leaseback transactions contemplated by the Plan of Reorganization. See Notes 1, 2, 3, 7 and 8 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

•

In February 2021, the Company completed the equity financing transaction contemplated by the Plan of Reorganization with a $40 million Rights Offering that expired in February, 2021.  Eligible holders of our common stock subscribed to purchase approximately $19.8 million of shares, at $1.10 per share, with the Backstop Party purchasing the remaining $20.2 million of shares. The Company closed on the Rights Offering and in February, 2021, recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million for a change in fair value of the company’s common stock issued to the Backstop Party. See Notes 7 and 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

•

On September 29, 2021, the U.S. Bankruptcy Court issued a final decree (the “Final Decree”) closing the Chapter 11 cases of the Company and its subsidiaries. While the Company emerged from bankruptcy proceedings on December 31, 2020, the Chapter 11 Cases remained opened pending final resolution of all claims of general unsecured creditors. The Company was able to resolve all of these claims for approximately $14 million less than the amounts reserved and retained in an escrow account. Upon entry of the Final Decree, the approximately $14 million remaining in the escrow account was returned to the Company to make a repayment on its ABL credit facility and the Chapter 11 Cases are now final.

Key Metrics for the Quarter Ended September 30, 2021

Key operating metrics for continuing operations for the three months ended September 30, 2021 include:

•	Net sales were $176.9 million, an increase of $15.3 million or 9.5%, compared to $161.5 million for the same period last year.
•	Gross margin was 28.8%, compared to 31.6% for the same period last year.
•

Selling, general and administrative expenses (“SG&A”) decreased $1.8 million or 2.9% to $60.3 million, from $62.1 million for the same period last year. As a percentage of sales, SG&A was 34.1% compared to 38.1% for the same period last year.

•	Restructuring, impairment and abandonment charges were $2.4 million, compared to $5.5 million for the same period last year.
•	Reorganization items, net were a loss of $1.3 million compared to a net benefit of $37.6 million for the same period last year.
•	Our net loss was $14.7 million, or diluted net loss per share of $0.17 compared to a net income for the same period last year of $18.6 million, or diluted earnings per share of $0.41.
•

As shown under the heading “Non-GAAP Financials Measures” below, EBITDA was a negative $9.5 million compared to a positive $25.5 million for the same period last year. Adjusted EBITDA was negative $5.7 million compared to a negative $6.0 million for the same period last year,

Key balance sheet and liquidity metrics for the three months ended September 30, 2021 include:

•

Cash and cash equivalents at September 30, 2021 decreased $2.0 million to $4.5 million from $6.5 million at June 30, 2021. Restricted cash at September 30, 2021 decreased $22.2 million to $0.1 million from $22.3 million at June 30, 2021. The decrease in cash, cash equivalents and restricted cash were primarily driven by payments for bankruptcy court approved petition claims, legal and professional fees and payments to the Company’s vendors for inventory. See Note 2 to our unaudited consolidated financial statements herein for additional information.

•

As of September 30, 2021, total liquidity, defined as cash and cash equivalents plus $39.7 million availability for borrowing under our New ABL Facility, was $44.2 million. In addition, we had $22.4 million of borrowings outstanding under our New ABL Facility and $13.8 million of letters of credit outstanding.

•

Inventory levels increased $29.1 million to $174.1 million from $145.1 million at June 30, 2021. As of September 30, 2021, store inventory levels on a comparable store basis, increased approximately 49.7% when compared to September 30, 2020. First quarter fiscal 2021 store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the spring 2020 COVID outbreak as well as pandemic-related disruptions to the supply chain. We expect inventory levels to increase throughout the fall and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions.

Store Data

The following table presents information with respect to our stores in operation during each of the fiscal periods:

	Store Openings/Closings
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Fiscal Year Ended June 30, 2021
Open at beginning of period	490	685	685
Opened	—	2	2
Closed	(1)	(197)	(197)
Open at end of period	489	490	490

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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Net sales for the quarter ended September 30, 2021 were $176.9 million, an increase of 9.5%, compared to $161.6 million for the same period last year, primarily driven by an increase in comparable store sales of 26.2%, partially offset by the completion of our permanent store closing plans approved through bankruptcy proceedings of 197 stores during the quarter ended September 30, 2020. The increase in comparable store sales was due to a 12.9% increase in average ticket and an 11.8% increase in customer transactions. Non-comparable store sales decreased by a total of $22.0 million primarily due to the permanent closure of 197 stores since the first quarter of fiscal 2021. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.

Gross margin for the quarter ended September 30, 2021 was $51.0 million, a decrease of 0.1% compared to $51.1 million for the same period last year.  As a percentage of net sales, gross margin decreased to 28.8% in the first quarter fiscal 2022 compared with 31.6% in the first quarter of fiscal 2021.  The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the quarter ended September 30, 2021.

SG&A decreased $1.8 million to $60.3 million in the quarter ended September 30, 2021, compared to $62.1 million in the same period last year. As a percentage of net sales, SG&A decreased 430 basis points to 34.1% for the quarter ended September 30, 2021, compared to 38.4% in the quarter ended September 30, 2020. The decrease was due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and renegotiated rents for the ongoing store base.  Subsequent to the filing of the Chapter 11 Cases, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs.

Restructuring, impairment and abandonment charges were $2.4 million during the three months ended September 30, 2021, compared to $5.5 million during the quarter ended September 30, 2020. During the quarter ended September 30, 2021, adjustments include a software impairment charge of $2.1 million as well as $0.3 million in employee retention cost. During the quarter ended September 30, 2020, adjustments include restructuring, impairment and abandonment charges of $4.8 million primarily related to in our permanent store and Phoenix, Arizona distribution center closing plans as well as $0.7 million in severance and employee retention cost. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Our operating loss was $11.7 million for the quarter ended September 30, 2021 as compared to an operating loss of $16.5 million for the quarter ended September 30, 2020, an improvement of $4.8 million. The operating loss in the current year was primarily the result of the lower SG&A costs and restructuring, impairment and abandonment charges as discussed above.

Interest expense decreased $1.1 million to $1.7 million for the three months ended September 30, 2021 compared to $2.8 million in the same period last year. Interest expense for the three months ended September 30, 2021 was primarily due to the interest and amortization of financing fees incurred on our New ABL facility and accrued interest on our Term loan. Interest expense for the three months ended September 30, 2020 was due to amortization of financing fees incurred for the DIP financing. See Note 3 to our unaudited consolidated financial statements herein for additional information.

Reorganization items, net were $1.3 million for the quarter ended September 30, 2021 compared to a net benefit of $37.6 million in the quarter ended September 30, 2020, related to $1.1 million loss of claims related cost and $0.2 million of professional and legal fees related to our reorganization. The net benefit of $37.6 million in the quarter ended September 30, 2020, was due to a net gain of $47.5 million resulting from store lease terminations under our permanent closure plan partially offset by $9.8 million in professional and legal fees related to our reorganization.

Income tax benefit for the quarter ended September 30, 2021 was $0.05 million compared to $0.24 million in the quarter ended September 30, 2020. The effective tax rates for the first quarter 2021 and 2020 were 0.3% and (1.3%), respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Our net loss for the quarter ended September 30, 2021 was $14.6 million, or diluted net loss per share of $0.17 compared to a net income for the quarter ended September 30, 2020 of $18.6 million, or diluted net earnings per share of $0.41.

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

The following table reconciles net income/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2021	2020
Net income/(loss) (GAAP)	$(14,603)	$18,624
Depreciation and amortization	3,397	4,384
Interest expense, net	1,716	2,753
Income tax benefit	(49)	(236)
EBITDA (non-GAAP)	$(9,539)	$25,525
Share based compensation expense (1)	1,173	582
Restructuring, impairment and abandonment charges (2)	2,430	5,489
Reorganization items, net (3)	1,292	(37,624)
Other (4)	(1,017)	-
Adjusted EBITDA (non-GAAP)	$(5,661)	$(6,028)

(1) Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period.

(2) For the three months ended September 30, 2021, adjustments included restructuring, impairment and abandonment charges related to software impairment charges and employee retention cost. For the three months ended September 30, 2020, adjustments include restructuring, impairment and abandonment charges primarily related to our permanent store and Phoenix, Arizona distribution center closing plans as well as severance and employee retention cost. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021. See note 2 to our unaudited consolidated financial statements herein for further discussion

(3) For the three months ended September 30, 2021, adjustments included claims related cost as well as professional and legal fees related to our reorganization. For the three months ended September 30, 2020, adjustments included a gain resulting from store lease termination under our permanent closure plan offset by professional and lease fees related to our reorganization. See note 2 to our unaudited consolidated financial statements herein for further discussion

(4) For the three months ended September 30, 2021, adjustments included non-cash benefit recognized related to cash settled awards in our long-term incentive plan.

Liquidity and Capital Resources

Cash Flows for the Period Ended September 30, 2021

Cash Flows from Operating Activities

In the first quarter of fiscal 2022, cash used in operating activities was $33.2 million, compared to cash provided by operating activities of $15.2 million in the same period last year. Net cash used in operations in the first quarter of 2022 was primarily driven by the inventory purchases and payments for bankruptcy court approved pre-petition claims, legal and professional fees. Net cash provided by operating activities in the first quarter of 2021 was primarily the result of a lower cash use for inventory due to lower purchases partially offset by higher cash use in accounts payable. Additionally, July 2020 rents were paid at the end of June 2020, in the fourth quarter of fiscal 2020, favorably impacting cash flows from operations in the first quarter of fiscal 2021. Prepayment of rents in the first quarter of fiscal 2021 for the second quarter decreased significantly.

Cash Flows from Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2022 of $1.8 million related primarily to capital expenditures in enhancements to our store fleet and new stores, as well as investments in technology. Net cash provided by investing activities for the first quarter of fiscal 2021 of $0.5 million related primarily to $1.1 of proceeds from the sale of property and equipment at the 197 stores that we permanently closed, and was partially offset by $0.6 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities of $10.8 million for first quarter of fiscal 2022 related primarily to net borrowings under our New ABL Facility.  Net cash used in financing activities of $0.5 million related primarily to $0.5 million for the prior year period related primarily to the payments of financing fees paid for our DIP finance agreements.

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under an asset-based, senior secured revolving credit facility.

On December 31, 2020, as contemplated by our Plan of Reorganization, the Company and its subsidiaries entered into a Credit Agreement (the “New ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. that provides for a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”). The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The New ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels, after the first anniversary of the agreement.  For additional information regarding the New ABL Facility, see Note 3 to our unaudited consolidated financial statements herein.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind. Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New ABL Facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of September 30, 2021, the outstanding principal balance of the Term Loan was $27.4 million, net of debt issuance costs.  For additional information regarding the Term Loan, see Note 3 to our unaudited consolidated financial statements herein.

Going forward, we expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility.

As of September 30, 2021, we had $22.4 million of borrowings outstanding under our New ABL Facility and, $13.8 million of letters of credit outstanding. Taking into account $10.0 million of borrowing capacity that is unavailable until December 31, 2021, we have borrowing availability of $39.7 million under our New ABL Facility, as of September 30, 2021.

Liquidity, defined as cash and cash equivalents plus the $39.7 million availability for borrowing under our New ABL Facility, was $44.2 million as of September 30, 2021.

We incurred capital expenditures, net of construction allowances received from landlords, of approximately $1.4 million in the first quarter of fiscal 2022. Capital expenditures are anticipated to be $9.1 million total for fiscal year 2022. The amounts include the expected costs to open approximately eight stores, costs to enhance our store fleet, investment in technology as well as our Dallas distribution center.

We do not presently have any plans to pay dividends or repurchase shares of our common stock. Under the terms of the our New ABL Credit Agreement and the Term Loan, we are subject to restrictions on our ability to pay dividends or repurchase shares of our common stock.  Under the terms of our New ABL Credit Agreement, we must maintain certain minimum levels of borrowing availability, and under the Term Loan any amounts paid for these purposes may not exceed $2 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of September 30, 2021.

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Other than as described in Note 1 of our unaudited consolidated financial statements herein, as of September 30, 2021, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken.  We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time. Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold.  Markdowns and damages during the first quarter of fiscal 2022 were 3.5% of sales compared to 4.1% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at September 30, 2021 would result in a decline in gross margin and diluted loss per share for the first quarter of fiscal 2022 of $0.9 million and $0.01, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited consolidated financial statements herein for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer ("CEO") and principal financial officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective to ensure information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 2 to our unaudited consolidated financial statements herein.

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

We believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 6.	Exhibits

Exhibit Number	Description
10.1†

 Employment Agreement dated September 14, 2021 between Tuesday Morning Corporation and Paul Metcalf (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 17, 2021).

10.2†

 Form of Restricted Stock Unit Award Agreement (Time-Based) between the Company and Marc Katz (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-259563) filed with the SEC on September 15, 2021

10.3†

Form of Restricted Stock Unit Award Agreement (Performance-Based) between the Company and Marc Katz (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-259563) filed with the SEC on September 15, 2021

10.4†

Form of Restricted Stock Unit Award Agreement (Performance-Based) between the Company and Paul Metcalf (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-259563) filed with the SEC on September 15, 2021

10.5†

Form of Restricted Stock Unit Award Agreement (Performance-Based) between the Company and Paul Metcalf (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-259563) filed with the SEC on September 15, 2021

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 4, 2021	By:	/s/ Jennifer N. Robinson
Jennifer N. Robinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)