Form 10-Q
period 2021-12-31
TUESDAY MORNING CORP/DE
filed 2022-02-03
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2022
Common Stock, par value $0.01 per share	85,741,828

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tuesday Morning Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,321	$6,534
Restricted cash	—	22,321
Inventories	157,067	145,075
Prepaid expenses	5,319	5,486
Other current assets	5,149	3,385
Total Current Assets	171,856	182,801
Property and equipment, net	32,131	37,784
Operating lease right-of-use assets	178,794	193,244
Deferred financing costs	1,968	2,459
Other assets	1,686	1,596
Total Assets	$386,435	$417,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,579	$45,930
Accrued liabilities	45,194	46,454
Operating lease liabilities	57,838	54,632
Total Current Liabilities	139,611	147,016

Operating lease liabilities — non current	136,181	156,240
Borrowings under revolving credit facility	17,860	12,000
Long term debt (see Note 3 for amounts due to related parties)	28,448	26,374
Asset retirement obligation — non-current	1,085	1,021
Other liabilities — non-current	719	3,432
Total Liabilities	323,904	346,083
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 87,549,090 shares issued and 85,765,429 shares outstanding at December 31, 2021 and 87,988,233 shares issued and 86,204,572 shares outstanding at June 30, 2021	858	862
Additional paid-in capital	308,941	305,498
Retained deficit	(240,456)	(227,747)
Less: 1,783,661 common shares in treasury, at cost, at December 31, 2021 and at June 30, 2021, respectively	(6,812)	(6,812)
Total Stockholders’ Equity	62,531	71,801
Total Liabilities and Stockholders’ Equity	$386,435	$417,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$251,382	$198,625	$428,254	$360,171
Cost of sales	179,838	138,571	305,696	249,047
Gross margin	71,544	60,054	122,558	111,124
Selling, general and administrative expenses	67,662	63,348	127,939	125,418
Restructuring, impairment and abandonment charges	436	1,018	2,866	6,507
Operating income/(loss) before interest, reorganization and other income/(expense)	3,446	(4,312)	(8,247)	(20,801)
Other income/(expense):
Interest expense	(1,885)	(2,514)	(3,601)	(5,267)
Reorganization items, net	241	48,142	(1,051)	85,766
Other income, net	83	(198)	132	(192)
Other income/(expense) total	(1,561)	45,430	(4,520)	80,307
Earnings/(loss) before income taxes	1,885	41,118	(12,767)	59,506
Income tax expense/(benefit)	(9)	779	(58)	543
Net earnings/(loss)	$1,894	$40,339	$(12,709)	$58,963
Earnings Per Share
Net earnings/(loss) per common share:
Basic	$0.02	$0.88	$(0.15)	$1.29
Diluted	$0.02	$0.88	$(0.15)	$1.29
Weighted average number of common shares:
Basic	84,677	45,511	84,494	45,460
Diluted	89,398	45,511	84,494	45,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation
Condensed Consolidated Statements of Stockholders' Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at June 30, 2021	86,205	$862	$305,498	$(227,747)	$(6,812)	$71,801
Net loss	—	—	—	(14,603)	—	(14,603)
Share-based compensation	—	—	1,155	—	—	1,155
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(434)	(4)	455	—	—	451
Balance at September 30, 2021	85,771	$858	$307,108	$(242,350)	$(6,812)	$58,804
Net earnings	—	—	—	1,894	—	1,894
Share-based compensation	—	—	1,833	—	—	1,833
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(6)	—	—	—	—	—
Balance at December 31, 2021	85,765	$858	$308,941	$(240,456)	$(6,812)	$62,531

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2020	47,341	$455	$244,021	$(230,729)	$(6,812)	$6,935
Net earnings	—	—	—	18,624	—	18,624
Share-based compensation	—	—	428	—	—	428
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(490)	(5)	5	—	—	—
Balance at September 30, 2020	46,851	$450	$244,454	$(212,105)	$(6,812)	$25,987
Net earnings	—	—	—	40,339	—	40,339
Share-based compensation	—	—	315	—	—	315
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(5)	—	—	—	—	—
Balance at December 31, 2020	46,846	$450	$244,769	$(171,766)	$(6,812)	$66,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net earnings/(loss)	$(12,709)	$58,963
Adjustments to reconcile net earnings/(loss) to net cash used in operating activities:
Depreciation and amortization	6,806	8,306
Loss on impairment and abandonment of assets	2,126	5,638
Amortization of financing costs and interest expense	2,565	4,747
(Gain)/loss on disposal of assets	69	(1,429)
Gain on sale-leaseback	—	(49,639)
Share-based compensation	3,045	964
Gain on lease terminations	—	(93,264)
Deferred income taxes	(118)	—
Construction allowances from landlords	449	120
Change in operating assets and liabilities:
Inventories	(12,048)	260
Prepaid and other current assets	(1,597)	(6,715)
Other assets	(91)	—
Accounts payable	(9,060)	23,440
Accrued liabilities	(1,569)	42,673
Operating lease assets and liabilities	(2,729)	(5,914)
Other liabilities — non-current	(2,535)	1,232
Income taxes payable	183	—
Net cash used in operating activities	(27,213)	(10,618)
Cash flows from investing activities:
Capital expenditures	(3,536)	(1,392)
Proceeds from sale-leaseback	—	68,566
Proceeds from sales of assets	—	1,896
Net cash provided by/(used in) investing activities	(3,536)	69,070
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	471,990	424,659
Repayments of borrowings under revolving credit facility	(466,130)	(424,759)
Proceeds from term loan	—	25,000
Proceeds from exercise of employee stock options	467	—
Tax payments related to vested stock awards	(12)	—
Payments on finance leases	(100)	(120)
Payment of financing fees	—	(3,174)
Net cash provided by financing activities	6,215	21,606
Net increase/(decrease) in cash, cash equivalents and restricted cash	(24,534)	80,058
Cash, cash equivalents and restricted cash, beginning of period	28,855	46,676
Cash, cash equivalents and restricted cash, end of period	$4,321	$126,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

1. Nature of Operations and Significant Accounting Policies

Basis of presentation — The unaudited interim condensed consolidated financial statements herein include the accounts of Tuesday Morning Corporation and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. We do not present a condensed consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2021. The condensed consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date. The preparation of the condensed consolidated financial statements is in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

Our fiscal year ends on June 30 and we operate our business as a single operating segment.

(A) Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2021 and June 30, 2021, credit card receivables from third party consumer credit card providers were $2.7 million and $3.2 million, respectively. Such receivables generally are collected within one week of the balance sheet date.

(B) Restricted Cash—Restricted cash was $22.3 million, as of June 30, 2021, which was held in the Unsecured Creditor Claims Fund (defined below in Note 2).

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

In early June 2020, in accordance with orders of the Bankruptcy Court, we commenced the process to close 132 store locations. By the end of July 2020, all of these stores were permanently closed. In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords, and those store closures were completed in August 2020. In total, we permanently closed 197 stores during the first quarter of fiscal 2021. In addition, we closed our Phoenix, Arizona distribution center (“Phoenix distribution center”) in the second quarter of fiscal 2021.

On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement (the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Amended Plan and the Amended Disclosure Statement contemplated the debt financing transactions described in Note 3 below under the caption “Post-Emergence Debt Financing Arrangements,” the exchange and Rights Offering (defined in Note 12 below) and the sale-leaseback transactions described in Note 8 below.

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

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering described under the caption “Equity Financing under the Plan of Reorganization” in Note 7 to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. On February 9, 2021, the Company completed the equity financing contemplated by the Plan of Reorganization.

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

Accounting Pronouncement Recently Adopted

In March 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This update is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange and is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. We adopted this standard in the first quarter of fiscal 2022 and it did not result in a material impact to the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of fiscal 2022 and it did not result in a material impact to the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncement Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This guidance, which became effective on March 12, 2020, and can be applied through December 31, 2022. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of December 31, 2021, we continue to monitor our contracts and transactions for potential application of this ASU.

2. Bankruptcy Accounting

Reorganizations require that the condensed consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. During the pendency of the Chapter 11 Cases until we qualified for emergence under ASC 852, the condensed consolidated financial statements were prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of ASC 852. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings were recorded in Reorganization items, net in our Condensed Consolidated Statements of Operations.

Pursuant to the Plan of Reorganization, an escrow account (the “Unsecured Creditor Claim Fund”) was established for the benefit of holders of allowed general unsecured claims. Upon the closing of the sale and leaseback of the Corporate Office and the Dallas Distribution Center properties and the issuance of the Term Loan (as defined in Note 3 below), net proceeds of $67.5 million, after payment of property taxes, and $18.8 million, respectively, were deposited directly into the Unsecured Creditor Claim Fund that was administered by an independent unsecured claims disbursing agent. The remaining proceeds from the Term Loan that were not deposited into the Unsecured Creditor Claim Fund were deposited into our operating account. In addition, $14.2 million of additional cash was deposited into a segregated bank account at Wells Fargo Bank and was restricted for use in paying compensation for services rendered by professionals on or after the Petition date and prior to the approval date of our Plan of Reorganization by the court (“Effective Date”) (“Wells Fargo Restricted Fund”). The closing of the Rights Offering described in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 provided approximately $40.0 million of cash that was deposited to the Unsecured Creditor Claim Fund and recorded as restricted cash. During the fiscal 2021, all services rendered by professionals were paid and the Wells Fargo Restricted Fund account was closed with all of the applicable funds disbursed. Net cash remaining of $1.9 million was deposited directly into our unrestricted cash account during the fourth quarter of fiscal 2021.

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

Restructuring, Impairment and Abandonment Charges

Restructuring, impairment and abandonment charges for the three and six months ended December 31, 2021 and 2020, respectively are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Restructuring costs:
Severance and compensation related costs	$436	$184	$777	$869
Total restructuring costs	$436	$184	$777	$869

Impairment costs:
Corporate long-lived assets	$—	$—	$2,089	$—
Total impairment costs	$—	$—	$2,089	$—

Abandonment costs:
Accelerated recognition of operating right-of-use assets	$—	$834	$—	$5,638
Total abandonment costs	$—	$834	$—	$5,638

Total restructuring, impairment and abandonment costs	$436	$1,018	$2,866	$6,507

For the three months ended December 31, 2021, restructuring, impairment and abandonment cost related to $0.4 million of employee retention costs. During the six months ended December 31, 2021, restructuring, impairment and abandonment charges of $2.1 million primarily related to software abandonment charges as well as $0.8 million in severance and employee retention cost.

During the three months and six months ended December 31, 2020, restructuring, impairment and abandonment charges primarily related to our permanent store and Phoenix, Arizona distribution center closing plans of $0.8 million and $5.6 million as well as severance and employee retention cost of $0.2 million and $0.9 million, respectively. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Reorganization Items

Reorganization items included in our condensed consolidated statement of operations represent amounts directly resulting from the Chapter 11 Cases for the three and six months ended December 31, 2021 and 2020 respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Reorganization items, net:
Professional and legal fees	$58	$20,274	$286	$30,120
Claims related costs	(299)	—	765	—
Gains on lease terminations, net of estimated claims		(18,777)		(66,247)
Gain on sale-leaseback		(49,639)		(49,639)
Total reorganization items, net	$(241)	$(48,142)	$1,051	$(85,766)

For the three months ended December 31, 2021, reorganization items, net benefit related to $0.3 million benefit in claims related cost, offset by and $0.1 million in professional and legal fees. For the six months ended December 31, 2021, reorganization items, net charges related to $0.8 million in claims related cost and $0.3 million in professional and legal fees.

The leases for store locations related to our permanent store closure plan, as well as the lease for our Phoenix, Arizona distribution center, were rejected and the related lease liabilities were reduced to the amount of estimated claims allowable by the Bankruptcy Court, resulting in the $18.8 million and $66.2 million gains for the three and six months ended December 31, 2020, respectively. During the three months ended December 31, 2020, we executed a sale-leaseback agreement on our owned real estate as part of our Plan of Reorganization, recognizing a gain of $49.6 million (see Note 1 and Note 8), the proceeds of which, along with other sources of financing, were utilized to satisfy allowed claims and are thus categorized as a reorganization item. These gains were partially offset by professional and legal fees of $20.3 million and $30.1 million for the three months and six months ended December 31, 2020, respectively.

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

Post-Emergence Financing Arrangements

On December 31, 2020, the Company and its subsidiaries entered into a Credit Agreement (the “New ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”) that provides for a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”). The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The New ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels, after the first anniversary of the agreement. We are not required to be compliant per the lender agreement until after the first anniversary of the agreement.

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

As of December 31, 2021, we had $17.9 million of borrowings outstanding under the New ABL Facility and, $14.7 million of letters of credit outstanding. We have borrowing availability of $58.0 million under the New ABL Facility, as of December 31, 2021.

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

The following table provides details on our Term Loan as of December 31, 2021 and June 30, 2021 (in thousands):

Term Loan
	December 31, 2021	June 30, 2021
Loan balance	$25,000	$25,000
Debt issuance costs	(319)	(432)
Accrued paid-in-kind interest	3,767	1,806
Loan balance, ending	$28,448	$26,374

At December 31, 2021, we are in compliance with covenants in the New ABL Facility and Term Loan.

Interest Expense

Interest expense for the three months ended December 31, 2021 was $1.9 million, and was comprised of $1.0 million in interest on the New ABL Facility and PIK interest on the Term Loan, $0.3 million amortization of financing fees, and $0.6 million commitment fees. Interest expense for the three months ended December 31, 2020 was $2.5 million from the DIP ABL Credit Agreement and the DIP Term Facility, and was comprised of $2.3 million amortization of financing fees and $0.2 million of commitment fees.

Interest expense for the six months ended December 31, 2021 was $3.6 million, and was comprised of $2.0 million in interest on the New ABL Facility and PIK interest on the Term Loan, $0.6 million amortization of financing fees, and $1.0 million commitment fees. Interest expense for the six months ended December 31, 2020 was $5.3 million from the DIP ABL Credit Agreement and the DIP Term Facility, and was comprised of $4.9 million amortization of financing fees and $0.4 million of commitment fees.

Fair Value Measurements

The fair value of our Term Loan was determined based on observable market data provided by a third party for similar types of debt which are considered Level 2 inputs within the fair value hierarchy. The carrying value of our Term Loan as of December 31, 2021 and June 30, 2021 was $28.4 million and $26.4 million, respectively. The fair value of our Term Loan as of December 31, 2021 and June 30, 2021 was $29.9 million and $29.6 million, respectively.

4. Revenue recognition

Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax. Payment is due at the time of sale. We maintain a reserve for estimated returns, as well as a corresponding returns asset in “Other Assets” in the Condensed Consolidated Balance Sheets, and we use historical customer return behavior to estimate our reserve requirements. No impairment of the returns asset was identified or recorded as of December 31, 2021. Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Condensed Consolidated Statement of Operations. Breakage income recognized was $0.2 million and $0.1 million for the three months ended December 31, 2021 and 2020, respectively. Breakage income recognized was $0.3 million and $0.1 million for the six months ended for the six months ended December 31, 2021 and 2020, respectively. The gift card liability is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2021	2021
Sales and use tax	$5,429	$2,698
Self-insurance reserves	9,317	9,405
Wages, benefits and payroll taxes	11,696	9,639
Property taxes	2,435	1,510
Freight and distribution	7,677	8,658
Capital expenditures	176	348
Utilities	964	1,466
Gift card liability	1,273	1,045
Reorganization expenses	82	6,337
Other expenses	6,145	5,348
Total accrued liabilities	$45,194	$46,454

Self-insurance reserves were primarily comprised of our worker's compensation liability reserve, followed by our medical liability reserve and general liability reserve.

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

Restricted Stock Awards/Units

The Tuesday Morning Corporation 2008 Long-Term Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation Long-Term Incentive Plan (the “2014 Plan” and together with the 2008 Plan, the “Plans”) authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares may be subject to time-vesting and/or certain performance requirements. If the time-vesting and/or performance requirements are not met, the restricted shares are forfeited. The 2014 Plan also authorizes the grant of time-vesting and performance-based restricted stock units. Restricted stock units do not provide voting and dividend rights. Shares of common stock are issued upon the vesting of restricted units.

On September 15, 2021, Marc Katz was awarded 867,052 time-based and 867,052 performance-based restricted stock units as an incentive to become Principal and Chief Operating Officer and Paul Metcalf was awarded 289,017 time-based and 578,035 performance-based restricted stock units to become the Principal and Chief Merchant (the “Inducement Awards”). In addition, during the first quarter of fiscal 2022, the fiscal 2022 long-term incentive awards were approved by the Board of Directors and time-vesting and performance-based restricted stock units were granted under the 2014 Long-Term Incentive Plan. Under the Plans and the Inducement Awards, as of December 31, 2021, there were 1,088,185 shares of restricted stock awards and 8,430,397 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to five years and a weighted average grant date fair value of $1.62 and $2.42 per share, respectively.

The following table summarizes the activity of time-vesting restricted stock units, performance-based restricted stock units, time-vesting restricted stock awards and performance-based restricted stock awards for the six months ended December 30, 2021:

	Time and Performance-Based Restricted Stock Units Number of Shares	Weighted- Average Fair Value at Date of Grant	Time and Performance-Based Restricted Stock Awards Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2021	3,021,924	$2.83	1,708,368	$1.94
Granted during the year	5,491,621	2.21	—	—
Vested during the year	(57,693)	3.25	(216,296)	2.18
Forfeited during the year	(25,455)	2.72	(403,887)	2.69
Outstanding at December 31, 2021	8,430,397	$2.42	1,088,185	$1.62

As of December 31, 2021, there were 6,693,401 unvested performance-based restricted stock awards and performance-based restricted stock units to be settled in stock.

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

The following table summarizes the activity of cash settled awards based on their initial grant date values for the six months ended December 31, 2021:

	Performance-Based	Service-Based	Total
Outstanding at June 30, 2021	143,675	547,698	691,373
Granted during the year	—	503,673	503,673
Vested during the year	—	(177,719)	(177,719)
Forfeited during the year	—	(86,905)	(86,905)
Outstanding at December 31, 2021	143,675	786,747	930,422

The liability associated with the cash settled awards was $0.7 million and $1.7 million at December 31, 2021 and June 30, 2021, respectively.

Share-based Compensation Costs

Share-based compensation costs consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Amortization of share-based compensation during the period	$1,834	$315	$2,989	$744
Amounts capitalized in ending inventory	(371)	(74)	(610)	(166)
Amounts recognized and charged to cost of sales	409	141	666	386
Amounts charged against income for the period before tax	$1,872	$382	$3,045	$964

7. Commitments and contingencies

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Notes 1 and 2 above.

Like many retailers, the Company has been named in a potential class or collective actions on behalf of groups alleging violations of federal and state wage and hour and other labor statutes, and other statutes. In the normal course of business, we are also party to representative claims under the California Private Attorneys’ General Act and various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. In addition, we are involved in legal and governmental proceedings as part of the normal course of our business. Reserves have been established when a loss is considered probable and are based on management’s best estimates of our potential liability in these matters. These estimates have been developed in consultation with internal and external counsel and are based on a combination of litigation and settlement strategies. Management believes that such litigation and claims will be resolved without material effect on our financial position or results of operations.

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

In accordance with the Plan of Reorganization, on December 31, 2020, we sold our corporate office and Dallas distribution center properties and leased back those facilities. The lease of the corporate office is for a term of 10 years, and the lease of the distribution center is for an initial term of two and one-half years, with an option to extend the distribution center lease for one additional year. We believe it is reasonably certain the option to extend will be exercised. We determined the sale price represented the fair value of the underlying assets sold and have no continuing involvement with the properties sold other than a normal leaseback. The consideration received for the sale, as reduced by the closing and transaction costs, was $68.5 million, and the net book value of the properties sold was $18.9 million, resulting in a $49.6 million gain, which was recognized as of December 31, 2020. Cash proceeds, net of property taxes, were deposited directly into the Unsecured Creditor Claim Fund (See Note 2).

The two leases, associated with the transaction, were recorded as operating leases. As of December 31, 2021, we will pay approximately $8.1 million in fixed rents and in-substance fixed rents, over the remaining lease term for the corporate office and we will pay approximately $11.1 million in fixed rents and in-substance fixed rents for the Dallas distribution center property over the remaining lease term, including the one-year option period as noted above. Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating lease cost	$17,051	$19,434	$33,579	$34,473
Variable lease cost	2,426	3,022	4,698	6,978
Finance lease cost:
Amortization of right-of-use assets	67	49	100	122
Interest on lease liabilities	1	1	1	7
Total lease cost	$19,545	$22,506	$38,378	$41,580

The table below presents additional information related to the Company’s leases:

As of December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	4.3
Finance leases	0.2
Weighted average discount rate
Operating leases	8.8%
Finance leases	2.6%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,477	$31,218
Operating cash flows from finance leases	1	7
Financing cash flows from finance leases	100	120
Right-of-use assets obtained in exchange for operating lease liabilities	10,111	(106,180)

Maturities of lease liabilities were as follows as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2022 (remaining)	$35,975	$24	$35,999
2023	63,638	—	63,638
2024	48,887	—	48,887
2025	33,527	—	33,527
2026	20,836	—	20,836
2027	14,452	—	14,452
Thereafter	15,353	—	15,353
Total lease payments	$232,668	$24	$232,692
Less: Interest	38,649	1	38,650
Total lease liabilities	$194,019	$23	$194,042
Less: Current lease liabilities	57,838	23	57,861
Non-current lease liabilities	$136,181	$—	$136,181

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our condensed consolidated balance sheet. As of December 31, 2021, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net earnings/(loss)	$1,894	$40,339	$(12,709)	$58,963
Less: Income to participating securities	(23)	(137)	—	(274)
Net earnings/(loss) attributable to common shares	$1,871	$40,202	$(12,709)	$58,689
Weighted average number of common shares outstanding — basic	84,677	45,511	84,494	45,460
Effect of dilutive stock equivalents	4,721	—	—	—
Weighted average number of common shares outstanding — diluted	$89,398	$45,511	$84,494	$45,460
Net earnings/(loss) per common share — basic	$0.02	$0.88	$(0.15)	$1.29
Net earnings/(loss) per common share — diluted	$0.02	$0.88	$(0.15)	$1.29

For the three and six months ended December 31, 2021, 5.8 million and 1.8 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings/(loss) per common share, respectively. For the three and six months ended December 31, 2020, 2.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings/(loss) per common share, respectively. On February 9, 2021, as part of the Rights Offering, the Company issued warrants to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term, all which remained outstanding as of December 31, 2021.

10. Property and equipment, net

Accumulated depreciation of owned property and equipment as of December 31, 2021 and June 30, 2021 was $158.5 million and $151.9 million, respectively. As of December 31, 2021, due to the ongoing impact of COVID-19, we performed an interim impairment assessment of our leasehold improvement assets, which included estimated future cash flow assumptions. As a result of this assessment, we determined that no additional store fixed asset impairment was required as the undiscounted projected future cash flows for each store sufficiently recovered the carrying value of the related asset group. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results. While we believe our estimates and judgments about projected future cash flows are reasonable, future impairment charges may be required if the future cash flows, as projected, do not occur, or if events change requiring us to revise our estimates.

11. Income taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years prior to fiscal 2016 and are no longer subject to federal income tax examinations for years prior to fiscal 2013.

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate alternative minimum tax credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we had deferred qualified payroll taxes through December 31, 2020. As of December 31, 2021, we have $2.1 million in current qualified deferred payroll taxes in “Accrued Liabilities in the Condensed Consolidated Balance Sheet, which are due December 31, 2022.

The effective tax rate for the quarter ended December 31, 2021 and 2020 were (0.5%) and 1.9% respectively. The effective tax rate for the six months ended December 31, 2021 and 2020 was 0.5% and 0.9% respectively. A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense and (benefit) and pretax income/(loss) results from the effects of the valuation allowance.

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

In accordance with the Plan of Reorganization and the Backstop Commitment Agreement, on December 31, 2020, the Company, Osmium Partners and Larkspur SPV (Osmium Partners and Larkspur SPV together, the “Osmium Group”) entered into an agreement pursuant to which the Osmium Group is entitled to appoint three directors to the Company’s Board of Directors (the “Directors Agreement”). Pursuant to the Directors Agreement, Douglas J. Dossey of Tensile Capital Management LP, John H. Lewis of Osmium Partners and W. Paul Jones were appointed as members of the Company’s Board of Directors. The Directors Agreement provides that the Osmium Group may appoint one additional member of the Board of Directors under certain circumstances. As a result of the Company's EBIT (as defined in the Director's Agreement) results over the twelve months period ended December 31, 2021, the Osmium Group is entitled to appoint one additional member to the Board of Directors. The Directors Agreement also specifies various other board-related and voting-related procedures and includes a standstill provision limiting certain actions by the Osmium Group.

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

Background

We are one of the original off-price retailers and a leading destination for unique home and lifestyle goods, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email and digital media.

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our 687 stores nationwide, severely reducing revenues and resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, 685 of our stores gradually reopened as of the end of June 2020 and two stores were permanently closed during the quarter. In accordance with our bankruptcy Plan of Reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of 2021 and the closure of our Phoenix, Arizona distribution center ("Phoenix distribution center") in the second quarter of 2021. In addition, as part of our restructuring, we secured financing to pay the creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

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

Key Metrics for the Three and Six Months Ended December 31, 2021

Key operating metrics for continuing operations for the three months and six months ended December 31, 2021 include:

•
Net sales for the three months ended December 31, 2021 were $251.4 million, an increase of $52.8 million or 26.6%, compared to $198.6 million for the same period last year. Net sales for the six months ended December 31, 2021 were $428.3 million, an increase of $68.1 million or 18.9%, compared to $360.2 million for the same period last year.

•
Gross margin for the three months ended December 31, 2021 was 28.5%, compared to 30.2% for the same period last year. Gross margin for the six months ended December 31, 2021 was 28.6%, compared to 30.9% for the same period last year.

•
Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2021 increased $4.4 million or 6.8% to $67.7 million, from $63.3 million for the same period last year. As a percentage of sales for the second quarter, SG&A was 26.9% compared to 31.9% for the same period last year. Selling, general and administrative expenses (“SG&A”) for the six months ended December 31, 2021 increased $2.5 million or 2.0% to $127.9 million, from $125.4 million for the same period last year. As a percentage of sales for the first six months, SG&A was 29.9% compared to 34.8% for the same period last year.

•
Restructuring, impairment and abandonment charges for the three months ended December 31, 2021 were $0.4 million, compared to $1.0 million for the same period last year. Restructuring, impairment and abandonment charges for the six months ended December 31, 2021 were $2.9 million, compared to $6.5 million for the same period last year, which related to our permanent store closing plan along with our decision to close our Phoenix distribution center.

•
Reorganization items, net for the three months ended December 31, 2021 were a net benefit of $0.2 million compared to a net benefit of $48.1 million for the same period last year. Reorganization items, net for the six months ended December 31, 2021 were a loss of $1.1 million compared to a net benefit of $85.8 million for the same period last year.

•
Our net earnings for the three months ended December 31, 2021 was $1.9 million, or diluted net earnings per share of $0.02 compared to a net earnings for the same period last year of $40.3 million, or diluted earnings per share of $0.88. Our net loss for the six months ended December 31, 2021 was $12.7 million, or diluted net loss per share of $0.15 compared to a net earnings for the same period last year of $59.0 million, or diluted earnings per share of $1.29.

•
As shown under the heading “Non-GAAP Financials Measures” below, EBITDA for the three months ended December 31, 2021 was a positive $7.2 million compared to a positive $47.6 million for the same period last year. Adjusted EBITDA for the three months ended December 31, 2021 was a positive $9.3 million compared to a positive $0.8 million for the same period last year. EBITDA for the six months ended December 31, 2021 was a negative $2.4 million compared to a positive $73.1 million for the same period last year. Adjusted EBITDA for the six months ended December 31, 2021 was positive $3.6 million compared to a negative $5.2 million for the same period last year.

Key balance sheet and liquidity metrics for the six months ended December 31, 2021 include:

•
Cash, cash equivalents, and restricted cash decreased $24.5 million from $28.9 million to $4.3 million at June 30, 2021 and December 31, 2021, respectively. The decrease in cash, cash equivalents and restricted cash were primarily driven by payments for bankruptcy court approved petition claims, legal and professional fees and payments to the Company’s vendors for inventory. See Note 2 to our unaudited condensed consolidated financial statements herein for additional information.

•
As of December 31, 2021, total liquidity, defined as cash and cash equivalents plus $58.0 million availability for borrowing under our New ABL Facility, was $62.3 million. In addition, we had $17.9 million of borrowings outstanding under our New ABL Facility and $14.7 million of letters of credit outstanding.

•
Inventory levels increased $12.0 million at December 31, 2021 to $157.1 million from $145.1 million at June 30, 2021. As of December 31, 2021, store inventory levels on a comparable store basis, increased approximately 8.3% when compared to December 31, 2020. Last year, store level inventory challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the COVID outbreak as well as pandemic-related disruptions to the supply chain.

Store Data

The following table presents information with respect to our stores in operation during each of the fiscal periods:

.

	Store Openings/Closings
	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020	Fiscal Year Ended June 30, 2021
Open at beginning of period	489	490	490	685	685
Opened	3	—	3	2	2
Closed	—	—	(1)	(197)	(197)
Open at end of period	492	490	492	490	490

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

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Net sales for the three months ended December 31, 2021 were $251.4 million, an increase of 26.6%, compared to $198.6 million for the same period last year, primarily driven by an increase in comparable store sales of 26.1%. The increase in comparable store sales was due to an 11.7% increase in average ticket and a 12.9% increase in customer transactions. Non-comparable store sales increased by a total of $1.6 million primarily due to the effect of sales from new stores.

Gross margin for the three months ended December 31, 2021 was $71.5 million, an increase of 19.1% compared to $60.1 million for the same period last year. As a percentage of net sales, gross margin decreased to 28.5% in the second quarter fiscal 2022 compared with 30.2% in the second quarter of fiscal 2021. The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the three months ended December 31, 2021.

SG&A increased $4.4 million to $67.7 million in the three months ended December 31, 2021, compared to $63.3 million in the same period last year primarily due to higher store payroll costs and share-based compensation. As a percentage of net sales, SG&A decreased 500 basis points to 26.9% for the three months ended December 31, 2021, compared to 31.9% in the same period last year, leveraging from increased net sales.

Restructuring, impairment and abandonment charges were $0.4 million during the three months ended December 31, 2021, compared to $1.0 million during the three months ended December 31, 2020. During the three months ended December 31, 2021, adjustments include a $0.4 million in employee retention cost. During the three months ended December 31, 2020, adjustments include restructuring, impairment and abandonment charges of $1.0 million primarily related to in our permanent store and Phoenix distribution center closing plans as well as $0.2 million in severance and employee retention cost. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Our operating income was $3.4 million for the three months ended December 31, 2021 as compared to an operating loss of $4.3 million for the three months ended December 31, 2020, an improvement of $7.7 million. The operating income in the current year was primarily the result of higher sales and lower restructuring, impairment and abandonment charges as discussed above.

Interest expense decreased $0.6 million to $1.9 million for the three months ended December 31, 2021 compared to $2.5 million in the same period last year. Interest expense for the three months ended December 31, 2021 was primarily due to the interest and amortization of financing fees incurred on our New ABL facility and accrued interest on our Term loan. Interest expense for the three months ended December 31, 2020 was due to amortization of financing fees incurred for the DIP financing. See Note 3 to our unaudited condensed consolidated financial statements herein for additional information.

Reorganization items, net were a net benefit of $0.2 million for the three months ended December 31, 2021 compared to a net benefit of $48.1 million in the three months ended December 31, 2020, related to $0.3 million gain on claims related cost, offset by $0.1 million of professional and legal fees related to our reorganization. The net benefit of $48.1 million in the three months ended December 31, 2020, was due to an $18.8 million net gain from store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan and a $49.6 million gain due from the sale-leaseback transactions pursuant to the Plan of Reorganization, partially offset by $20.3 million in professional and legal fees related to our reorganization.

Income tax benefit for the three months ended December 31, 2021 was $9,000 compared to an income tax expense of $0.8 million in the three months ended December 31, 2020. The effective tax rates for the three months ended December 31, 2021 and 2020 were (0.5%) and 1.9%, respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Our net earnings for the three months ended December 31, 2021 was $1.9 million, or diluted net earnings per share of $0.02 compared to a net earnings for the three months ended December 31, 2020 of $40.3 million, or diluted net earnings per share of $0.88.

Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Net sales for the six months ended December 31, 2021 were $428.3 million, an increase of 18.9%, compared to $360.2 million for the same period last year, primarily driven by an increase in comparable store sales of 26.3%, partially offset by the completion of our permanent store closing plans approved through bankruptcy proceedings of 197 stores during the six months ended December 31, 2020. The increase in comparable store sales was due to a 12.2% increase in average ticket and a 12.5% increase in customer transactions. Non-comparable store sales decreased by a total of $20.5 million primarily due to the permanent closure of 197 stores since the first six months of fiscal 2021. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed.

Gross margin for the six months ended December 31, 2021 was $122.6 million, an increase of 10.3% compared to $111.1 million for the same period last year. As a percentage of net sales, gross margin decreased to 28.6% in the six months ended December 31, 2021 compared with 30.9% in the six months ended December 31, 2020. The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the six months ended December 31, 2021.

SG&A increased slightly by $2.5 million to $127.9 million in the six months ended December 31, 2021, compared to $125.4 million in the same period last year. As a percentage of net sales, SG&A decreased 490 basis points to 29.9% for the six months ended December 31, 2021, compared to 34.8% for the same period last year. The decrease in SG&A, as a percentage of net sales, was primarily due to lower store expenses on a smaller store base, including a significant decrease in store rents from both closed stores and renegotiated rents for the ongoing store base. Subsequent to the filing of the Chapter 11 Cases, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs.

Restructuring, impairment and abandonment charges were $2.9 million during the six months ended December 31, 2021, compared to $6.5 million during the six months ended December 31, 2020. During the six months ended December 31, 2021, charges include a software impairment charge of $2.1 million as well as $0.8 million in severance and employee retention cost. During the six months ended December 31, 2020, charges include restructuring, impairment and abandonment charges of $5.6 million primarily related to in our permanent store and Phoenix, Arizona distribution center closing plans as well as $0.9 million in severance and employee retention cost. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Our operating loss was $8.2 million for the six months ended December 31, 2021 as compared to an operating loss of $20.8 million for the same period last year, an improvement of $12.6 million. The operating loss in the current year was primarily the result of increased sales, lower restructuring, impairment and abandonment charges, offset by lower margins from higher supply chain and transportation costs as discussed above.

Interest expense decreased $1.7 million to $3.6 million for the six months ended December 31, 2021 compared to $5.3 million in the same period last year. Interest expense for the six months ended December 31, 2021 was primarily due to the interest and amortization of financing fees incurred on our New ABL facility and accrued interest on our Term loan. Interest expense for the six months ended December 31, 2020 was due to amortization of financing fees incurred for the DIP financing. See Note 3 to our unaudited condensed consolidated financial statements herein for additional information.

Reorganization items, net were $1.1 million for the six months ended December 31, 2021 compared to a net benefit of $85.8 million in the same period last year, related to $0.8 million loss of claims related cost and $0.3 million of professional and legal fees related to our reorganization. The net benefit of $85.8 million in the six months ended December 31, 2020, was due to a net gain of $66.2 million resulting from store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan and sale-leaseback transactions pursuant to the Plan of Reorganization, partially offset by $30.1 million in professional and legal fees related to our reorganization.

Income tax benefit for the six months ended December 31, 2021 was $0.1 million compared to an income tax expense of $0.5 million in the quarter ended December 31, 2020. The effective tax rates for the six months ended December 31, 2021 and 2020 were 0.5% and 0.9%, respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Our net loss for the six months ended December 31, 2021 was $12.7 million, or diluted net loss per share of $0.15 compared to a net earnings for the six months ended December 31, 2020 of $59.0 million, or diluted net earnings per share of $1.29.

Non-GAAP Financial Measures

We define EBITDA as net earnings or net loss before interest, income taxes, depreciation, and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of certain items, including certain non-cash items and other items that we believe are not representative of our core operating performance. These measures are not presentations made in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net earnings or loss as a measure of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered as a measure of liquidity. EBITDA and Adjusted EBITDA should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by such adjustments. We believe it is useful for investors to see these EBITDA and Adjusted EBITDA measures that management uses to evaluate our operating performance. These non-GAAP financial measures are included to supplement our financial information presented in accordance with GAAP and because we use these measures to monitor and evaluate the performance of our business as a supplement to GAAP measures and we believe the presentation of these non-GAAP measures enhances investors’ ability to analyze trends in our business and evaluate our performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The non-GAAP measures presented may not be comparable to similarly titled measures used by other companies.

The following table reconciles net earnings/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net earnings/(loss) (GAAP)	$1,894	$40,339	$(12,709)	$58,963
Depreciation and amortization	3,409	3,922	6,806	8,306
Interest expense, net	1,885	2,514	3,601	5,267
Income tax provision/(benefit)	(9)	779	(58)	543
EBITDA (non-GAAP)	$7,179	$47,554	$(2,360)	$73,079
Share based compensation expense (1)	1,872	382	3,045	964
Restructuring, impairment and abandonment charges (2)	436	1,018	2,866	6,507
Reorganization items, net (3)	(241)	(48,142)	1,051	(85,766)
Other (4)	63	—	(954)	—
Adjusted EBITDA (non-GAAP)	$9,309	$812	$3,648	$(5,216)

(1) Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period.

(2) For the three months ended December 31, 2021, adjustments included restructuring, impairment and abandonment charges related to employee retention cost. For the six months ended December 31, 2021, adjustments related to software impairment charges and employee retention cost. For the three and six months ended December 31, 2020, adjustments include restructuring, impairment and abandonment charges primarily related to our permanent store and Phoenix, Arizona distribution center closing plans as well as severance and employee retention cost. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021. See note 2 to our unaudited condensed consolidated financial statements herein for further discussion.

(3) For the three and six months ended December 31, 2021, adjustments included benefit from claims related cost as well as professional and legal fees related to our reorganization. For the three and six months ended December 31, 2020, adjustments included a gain resulting from store lease termination and Phoenix distribution center under our permanent closure plan, sale-leaseback transactions pursuant to the Plan of Reorganization, offset by professional and legal fees related to our reorganization. See note 2 to our unaudited condensed consolidated financial statements herein for further discussion

(4) For the three and six months ended December 31, 2021, adjustments included non-cash expense (benefit) recognized related to cash settled awards in our long-term incentive plan.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended December 31, 2021

Cash Flows from Operating Activities

In the six months ended December 31, 2021, net cash used in operating activities was $27.2 million, compared to cash used in operating activities of $10.6 million in the same period last year. Net cash used in operating activities in the six months ended December 31, 2021 was primarily driven by the inventory purchases and payments for bankruptcy court approved pre-petition claims, legal and professional fees. Net cash used in operating activities in the six months ended December 31, 2020 was primarily driven by cash paid on reorganization expenses and prepaid expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended December 31, 2021 of $3.5 million related primarily to capital expenditures in enhancements to our store fleet and new stores, as well as investments in technology. Net cash provided by investing activities for the six months ended December 31, 2020 of $69.1 million related primarily to $68.6 million from sale-leaseback transactions, $1.9 million of proceeds from the sale of property and equipment at the 197 stores that we permanently closed, and was partially offset by $1.4 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities of $6.2 million for the six months ended December 31, 2021 related primarily to net borrowings under our New ABL Facility. Net cash provided by financing activities of $21.6 million for the six months ended December 31, 2020 related primarily to $25.0 million in proceeds from the term loan, offset by $3.2 million from payments of financing fees.

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under an asset-based, senior secured revolving credit facility.

On December 31, 2020, as contemplated by our Plan of Reorganization, the Company and its subsidiaries entered into a Credit Agreement (the “New ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. that provides for a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”). The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The New ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio if borrowing availability falls below certain minimum levels, after the first anniversary of the agreement. For additional information regarding the New ABL Facility, see Note 3 to our unaudited condensed consolidated financial statements herein.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind. Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New ABL Facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of December 31, 2021, the outstanding principal balance of the Term Loan was $27.4 million, net of debt issuance costs. For additional information regarding the Term Loan, see Note 3 to our unaudited condensed consolidated financial statements herein.

At December 31, 2021 we are in compliance with covenants in the New ABL Facility and Term Loan.

Going forward, we expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility.

As of December 31, 2021, we had $17.9 million of borrowings outstanding under our New ABL Facility and, $14.7 million of letters of credit outstanding. We currently have borrowing availability of $58.0 million under our New ABL Facility, as of December 31, 2021.

Liquidity, defined as cash and cash equivalents plus the $58.0 million availability for borrowing under our New ABL Facility, was $62.3 million as of December 31, 2021.

We incurred capital expenditures, net of construction allowances received from landlords, of approximately $3.1 million in the first six months of fiscal 2022. Capital expenditures are anticipated to be $9.1 million total for fiscal year 2022. The amounts include the expected costs to open approximately eight stores, costs to enhance our store fleet, investment in technology as well as our Dallas distribution center.

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

We had no off-balance sheet arrangements as of December 31, 2021.

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates.

Other than as described in Note 1 of our unaudited condensed consolidated financial statements herein, as of December 31, 2021, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken. We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time. Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold. Markdowns and damages during the second quarter of fiscal 2022 were 2.6% of sales compared to 3.6% of sales for the same period last year. Markdowns and damages during the first six months of fiscal 2022 were 3.3% of sales compared to 3.8% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at December 31, 2021 would result in a decline in gross margin and diluted earnings per share for the second quarter of fiscal 2022 of $0.8 million and $0.01, respectively.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited condensed consolidated financial statements herein for a summary of recent accounting pronouncements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 1 and Note 2 to our unaudited condensed consolidated financial statements herein.

See Note 7 to our unaudited condensed consolidated financial statements herein for additional information.

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: February 3, 2022	By:	/s/ Jennifer N. Robinson
Jennifer N. Robinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)