Form 10-Q
period 2022-04-02
TUESDAY MORNING CORP/DE
filed 2022-05-12
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 2, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2022
Common Stock, par value $0.01 per share	85,767,021

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

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

Reference is hereby made to the Company’s filings with the Securities and Exchange Commission, including, but not limited to, "Item 1A. Risk Factors" of the Company's most Annual Report on Form 10-K for the fiscal year ended June 30, 2021, for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following: the effects and length of the COVID-19 pandemic; changes in economic and political conditions which may adversely affect consumer spending; our ability to identify and respond to changes in consumer trends and preferences; our ability to mitigate reductions of customer traffic in shopping centers where our stores are located; increases in the cost or a disruption in the flow of our products, including the extent and duration of the ongoing impacts to domestic and international supply chains from the COVID-19 pandemic; impacts to general economic conditions and supply chains from the disruption in Europe; impacts of inflation and increasing interest rates; our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand; our ability to obtain merchandise on varying payment terms; our ability to successfully manage our inventory balances profitably; our ability to effectively manage our supply chain operations; loss of, disruption in operations of, or increased costs in the operation of our distribution center facility; our ability to generate sufficient cash flows, maintain compliance with our debt agreements and continue to access the capital markets; unplanned loss or departure of one or more members of our senior management or other key management; increased or new competition; our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth; increases in fuel prices and changes in transportation industry regulations or conditions; changes in federal tax policy including tariffs; the success of our marketing, advertising and promotional efforts; our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management; increased variability due to seasonal and quarterly fluctuations; our ability to protect the security of information about our business and our customers, suppliers, business partners and employees; our ability to comply with existing, changing and new government regulations; our ability to manage risk to our corporate reputation from our customers, employees and other third parties; our ability to manage litigation risks from our customers, employees and other third parties; our ability to manage risks associated with product liability claims and product recalls; the impact of adverse local conditions, natural disasters and other events; our ability to manage the negative effects of inventory shrinkage; our ability to manage exposure to unexpected costs related to our insurance programs; increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations; our ability to meet all applicable requirements for continued listing of our common stock on The Nasdaq Stock Market, including the minimum bid requirement of $1.00 per share, and our ability to maintain an effective system of internal controls over financial reporting. The Company’s filings with the SEC are available at the SEC’s web site at www.sec.gov.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tuesday Morning Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	April 2,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$8,457	$6,534
Restricted cash	—	22,321
Inventories	176,650	145,075
Prepaid expenses	5,073	5,486
Other current assets	1,862	3,385
Total Current Assets	192,042	182,801
Property and equipment, net	30,365	37,784
Operating lease right-of-use assets	162,320	193,244
Deferred financing costs	1,816	2,459
Other assets	1,641	1,596
Total Assets	$388,184	$417,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,950	$45,930
Accrued liabilities	39,082	46,454
Operating lease liabilities	54,165	54,632
Total Current Liabilities	136,197	147,016

Operating lease liabilities — non-current	120,711	156,240
Borrowings under revolving credit facility	54,077	12,000
Long term debt (see Note 3 for amounts due to related parties)	29,531	26,374
Asset retirement obligation — non-current	1,056	1,021
Other liabilities — non-current	607	3,432
Total Liabilities	342,179	346,083
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 87,536,863 shares issued and 85,732,726 shares outstanding at April 2, 2022 and 87,988,233 shares issued and 86,204,572 shares outstanding at June 30, 2021	858	862
Additional paid-in capital	310,566	305,498
Retained deficit	(258,607)	(227,747)
Less: 1,783,661 common shares in treasury, at cost, at April 2, 2022 and at June 30, 2021, respectively	(6,812)	(6,812)
Total Stockholders’ Equity	46,005	71,801
Total Liabilities and Stockholders’ Equity	$388,184	$417,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2022	2021	2022	2021
Net sales	$159,621	$153,345	$587,875	$513,516
Cost of sales	120,700	105,145	426,396	354,192
Gross margin	38,921	48,200	161,479	159,324
Selling, general and administrative expenses	55,568	59,183	183,507	184,600
Restructuring, impairment and abandonment charges	(278)	1,047	2,588	7,554
Operating loss before interest, reorganization and other income/(expense)	(16,369)	(12,030)	(24,616)	(32,830)
Other income/(expense):
Interest expense	(1,919)	(1,409)	(5,520)	(6,676)
Reorganization items, net	128	(23,597)	(923)	62,169
Other income/(expense), net	78	89	210	(104)
Other income/(expense) total	(1,713)	(24,917)	(6,233)	55,389
Earnings/(loss) before income taxes	(18,082)	(36,947)	(30,849)	22,559
Income tax expense	69	172	11	715
Net earnings/(loss)	$(18,151)	$(37,119)	$(30,860)	$21,844
Earnings Per Share
Net earnings/(loss) per common share:
Basic	$(0.21)	$(0.55)	$(0.36)	$0.41
Diluted	$(0.21)	$(0.55)	$(0.36)	$0.41
Weighted average number of common shares:
Basic	85,097	67,584	84,695	52,741
Diluted	85,097	67,584	84,695	52,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation
Condensed Consolidated Statements of Stockholders' Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance at June 30, 2021	86,205	$862	$305,498	$(227,747)	$(6,812)	$71,801
Net loss	—	—	—	(14,603)	—	(14,603)
Share-based compensation	—	—	1,155	—	—	1,155
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(434)	(4)	455	—	—	451
Balance at September 30, 2021	85,771	$858	$307,108	$(242,350)	$(6,812)	$58,804
Net earnings	—	—	—	1,894	—	1,894
Share-based compensation	—	—	1,833	—	—	1,833
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(6)	—	—	—	—	—
Balance at December 31, 2021	85,765	$858	$308,941	$(240,456)	$(6,812)	$62,531
Net loss	—	—	—	(18,151)	—	(18,151)
Share-based compensation	—	—	1,678	—	—	1,678
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	2	—	(53)	—	—	(53)
Balance at April 2, 2022	85,767	$858	$310,566	$(258,607)	$(6,812)	$46,005

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2020	47,341	$455	$244,021	$(230,729)	$(6,812)	$6,935
Net earnings	—	—	—	18,624	—	18,624
Share-based compensation	—	—	428	—	—	428
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(490)	(5)	5	—	—	—
Balance at September 30, 2020	46,851	$450	$244,454	$(212,105)	$(6,812)	$25,987
Net earnings	—	—	—	40,339	—	40,339
Share-based compensation	—	—	315	—	—	315
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(5)	—	—	—	—	—
Balance at December 31, 2020	46,846	$450	$244,769	$(171,766)	$(6,812)	$66,641
Net loss	—	—	—	(37,119)	—	(37,119)
Share-based compensation	—	—	409	—	—	409
Shares issued in connection with rights offering	38,182	382	58,607	—	—	58,989
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	1,167	—	13	—	—	13
Balance at March 31, 2021	86,195	$832	$303,798	$(208,885)	$(6,812)	$88,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	April 2,	March 31,
	2022	2021
Cash flows from operating activities:
Net earnings/(loss)	$(30,860)	$21,844
Adjustments to reconcile net earnings/(loss) to net cash used in operating activities:
Depreciation and amortization	10,175	11,933
Loss on impairment and abandonment of assets	2,126	5,638
Amortization of financing costs and interest expense	3,900	5,949
(Gain)/loss on disposal of assets	71	(1,403)
Gain on sale-leaseback	—	(49,639)
Share-based compensation	4,666	1,347
Rights Offering and Backstop Agreement	—	18,990
Gain on lease terminations	—	(93,281)
Deferred income taxes	(118)	—
Construction allowances from landlords	472	401
Change in operating assets and liabilities:
Inventories	(31,575)	(22,650)
Prepaid and other current assets	1,891	(2,952)
Accounts payable	(2,689)	(42,899)
Accrued liabilities	(7,710)	37,295
Operating lease assets and liabilities	(5,421)	(6,538)
Other liabilities — non-current	(2,779)	1,481
Income taxes payable	265	—
Net cash used in operating activities	(57,586)	(114,484)
Cash flows from investing activities:
Capital expenditures	(5,164)	(2,342)
Proceeds from sale-leaseback	—	68,566
Proceeds from sale of assets	—	1,896
Net cash provided by/(used in) investing activities	(5,164)	68,120
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	675,171	613,370
Repayments of borrowings under revolving credit facility	(633,094)	(613,470)
Proceeds from term loan	—	25,000
Proceeds from Rights Offering	—	40,000
Proceeds from exercise of employee stock options	459	12
Tax payments related to vested stock awards	(63)	—
Payments on finance leases	(121)	(167)
Payment of financing fees	—	(3,174)
Net cash provided by financing activities	42,352	61,571
Net increase/(decrease) in cash, cash equivalents and restricted cash	(20,398)	15,207
Cash, cash equivalents and restricted cash, beginning of period	28,855	46,676
Cash, cash equivalents and restricted cash, end of period	$8,457	$61,883

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

1. Nature of Operations and Significant Accounting Policies

Basis of presentation — The condensed consolidated financial statements herein include the accounts of Tuesday Morning Corporation and its subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures have been condensed or omitted. We believe the presentation and disclosures herein are adequate to make the information not misleading, and the condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. We do not present a condensed consolidated statement of comprehensive income as there are no other comprehensive income items in either the current or prior fiscal periods.

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2021. The condensed consolidated balance sheet at June 30, 2021 has been derived from the audited consolidated financial statements at that date. The preparation of the condensed consolidated financial statements is in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

On February 23, 2022, the board of directors of the Company approved a change in the fiscal year end from a calendar year ending on June 30 to a 52-53 week year ending on the Saturday closest to June 30, effective beginning with fiscal year 2022. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods.

We operate our business as a single operating segment.

(A) Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At April 2, 2022 and June 30, 2021, credit card receivables from third party consumer credit card providers were $6.8 million and $3.2 million, respectively. Such receivables generally are collected within one week of the balance sheet date.

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

On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement (the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Amended Plan and the Amended

Disclosure Statement contemplated the debt financing transactions described in Note 3 below under the caption “Post-Emergence Debt Financing Arrangements,” the exchange and Rights Offering (defined in Note 6 below) and the sale-leaseback transactions described in Note 8 below.

On December 23, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Amended Plan, with certain modifications described in the Confirmation Order (as modified and confirmed, the “Plan of Reorganization”). On December 31, 2020, all of the conditions precedent to the Plan of Reorganization were satisfied and the Company completed the debt financing and sale-leaseback contemplated in the Plan of Reorganization. However, the closing of the Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of Accounting Standards Codification ("ASC") 852 – Reorganizations until that transaction closed on February 9, 2021.

In accordance with the Plan of Reorganization, effective December 31, 2020 (the “Effective Date”), the Company’s board of directors was comprised of nine members, including five continuing directors of the Company, three new directors appointed by the Backstop Party (as defined in Note 6 below) and one director appointed by the equity committee in the Chapter 11 Cases.

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering described under the caption “Equity Financing under the Plan of Reorganization” in Note 6 below. On February 9, 2021, the Company completed the equity financing contemplated by the Plan of Reorganization.

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

Accounting Pronouncement Recently Adopted

In March 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This update is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange and is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. We adopted this standard in the first quarter of fiscal 2022 and it did not result in a material impact to the Company’s condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. We do not have any receivables, hedging relationships, or lease agreements that reference LIBOR or another reference rate expected to be discontinued. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements; however, we have determined that, of our current debt commitments as outlined in detail in Note 3, only the obligations under the Post-Emergence ABL Facility may be impacted by ASU 2020-04. Our Term Loan described in Note 3 has fixed interest rate and our New ABL Credit Agreement bears interest at a variable rate based on adjusted term Secured Overnight Financing Rate ("SOFR").

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

Pursuant to the Plan of Reorganization, an escrow account (the “Unsecured Creditor Claim Fund”) was established for the benefit of holders of allowed general unsecured claims. Upon the closing of the sale and leaseback of the Corporate Office and the Dallas Distribution Center properties and the issuance of the Term Loan (as defined in Note 3 below), net proceeds of $67.5 million, after payment of property taxes, and $18.8 million, respectively, were deposited directly into the Unsecured Creditor Claim Fund that was administered by an independent unsecured claims disbursing agent. The remaining proceeds from the Term Loan that were not deposited into the Unsecured Creditor Claim Fund were deposited into our operating account. In addition, $14.2 million of additional cash was deposited into a segregated bank account at Wells Fargo Bank and was restricted for use in paying compensation for services rendered by professionals on or after the Petition date and prior to the approval of the Effective Date. The closing of the Rights Offering described in Note 6 below provided approximately $40.0 million of cash that was deposited to the Unsecured Creditor Claim Fund and recorded as restricted cash. During the fiscal 2021, all services rendered by professionals were paid and the Wells Fargo Restricted Fund account was closed with all of the applicable funds disbursed. Net cash remaining of $1.9 million was deposited directly into our unrestricted cash account during the fourth quarter of fiscal 2021.

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

Restructuring, Impairment and Abandonment Charges

Restructuring, impairment and abandonment charges are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2022	2021	2022	2021
Restructuring costs:
Severance and compensation related costs (adjustments)	$(278)	$1,047	$499	$1,916
Total restructuring costs	$(278)	$1,047	$499	$1,916

Impairment costs:
Corporate long-lived assets	$—	$—	$2,089	$—
Total impairment costs	$—	$—	$2,089	$—

Abandonment costs:
Accelerated recognition of operating right-of-use assets	$—	$—	$—	$5,638
Total abandonment costs	$—	$—	$—	$5,638

Total restructuring, impairment and abandonment costs	$(278)	$1,047	$2,588	$7,554

For the three months ended April 2, 2022, a net benefit of $0.3 million of restructuring, impairment and abandonment costs is related to compensation adjustments for employee retention. During the nine months ended April 2, 2022, restructuring, impairment and abandonment charges of $2.1 million primarily relate to software abandonment charges and $0.5 million in employee retention cost.

During the three months ended March 31, 2021, the restructuring, impairment and abandonment charges are primarily related to employee retention costs of $0.3 million and severance cost of $0.7 million. During the nine months ended March 31, 2021, the restructuring, impairment and abandonment charges of $7.6 million are primarily related to abandonment costs of $5.6 million due to the permanent closure of our stores and Phoenix, Arizona distribution center and $1.9 million in severance and employee retention costs. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Reorganization Items

Reorganization items included in our condensed consolidated statement of operations represent amounts directly resulting from the Chapter 11 Cases are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2022	2021	2022	2021
Reorganization items, net:
Professional and legal fees	$43	$3,733	$329	$33,853
Claims related costs	(171)	874	594	874
Gain on lease terminations, net of estimated claims	—	—	—	(66,247)
Gain on sale-leaseback	—	—	—	(49,639)
Rights Offering and Backstop Agreement	—	18,990	—	18,990
Total reorganization items, net	$(128)	$23,597	$923	$(62,169)

For the three months ended April 2, 2022, reorganization items, net benefit related to $0.2 million in claims related cost, offset by about $43 thousand in professional and legal fees. For the nine months ended April 2, 2022, reorganization items, net charges related to $0.6 million in net claims related costs and $0.3 million in professional and legal fees.

During the three months ended March 31, 2021, reorganization items, net primarily related to the execution of our Rights Offering (defined in Note 6) of $19.0 million, related professional fees of $3.7 million and $0.9 million in claims related costs. For the nine months ended March 31, 2021, reorganization items, net benefit were primarily related to the leases for store locations related to our permanent closure plan, as well as the lease for our Phoenix distribution center, which were rejected and the related lease liabilities were reduced to the amount of estimated claims allowable by the Bankruptcy Court, resulting in the $66.2 million gain for the nine months ended March 31, 2021. In the second quarter of fiscal 2021, we also executed a sale-leaseback agreement on our owned real estate as part of our Plan of Reorganization, recognizing a gain of $49.6 million (see Note 1 and Note 8), the proceeds of which, along with other sources of financing, were utilized to satisfy allowed claims and are thus categorized as a reorganization item. These gains partially offset the costs of Rights Offering of $19.0 million, professional fees of $34.0 million and claims related cost of $0.9 million for the nine months ended March 31, 2021.

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

Post-Emergence Financing Arrangements

On December 31, 2020, the Company and its subsidiaries entered into a Credit Agreement (the “Post-Emergence ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”) that provided for a revolving credit facility in an aggregate amount of $110.0 million (the “Post-Emergence ABL Facility”). The Post-Emergence ABL Credit Agreement included conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The Post-Emergence ABL Credit Agreement required the Company to maintain a minimum fixed charge coverage ratio if borrowing availability fell below certain minimum levels, after the first anniversary of the agreement. We were not required to be compliant per the lender agreement until after the first anniversary of the agreement.

Under the terms of the Post-Emergence ABL Credit Agreement, amounts available for advances would be subject to a borrowing base as described in the Post-Emergence ABL Credit Agreement. Under the Post-Emergence ABL Credit Agreement, borrowings initially bore interest at a rate equal to the adjusted LIBOR rate plus a spread of 2.75% or the Commercial Bank Floating Bank rate plus a spread of 1.75%.

The Post-Emergence ABL Facility was secured by a first priority lien on all present and after-acquired tangible and intangible assets of the Company and its subsidiaries other than certain collateral that secures the Term Loan (as defined below). The commitments of the Lenders under the Post-Emergence ABL Facility were due to terminate and outstanding borrowings under the Post-Emergence ABL Facility was due to mature on December 31, 2023.

As of April 2, 2022, we had $54.1 million of borrowings outstanding under the Post-Emergence ABL Facility and, $14.6 million of letters of credit outstanding. We had borrowing availability of $26.6 million under the Post-Emergence ABL Facility, as of April 2, 2022.

As further described in Note 13 below, on May 9, 2022, we entered into the New ABL Credit Agreement (as defined in Note 13) and used a portion of the proceeds from borrowings under the New Facilities (as defined in Note 13) to repay all outstanding indebtedness under the Post-Emergence ABL Facility, along with accrued interest, expenses and fees. See Note 13 below for additional information regarding the New ABL Credit Agreement.

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein including Tensile Capital Partners Master Fund LP ("Tensile") and affiliates of Osmium Partners, LLC, ("Osmium") entered into a Credit Agreement (as amended from time to time, the “Term Loan Credit Agreement”) to provide a term loan of $25.0 million to the Company (the “Term Loan”).

In accordance with the Plan of Reorganization, on December 31, 2020, three new directors were selected for membership on the Board of Directors by Osmium Partners (Larkspur SPV), LP, ("Larkspur SPV") an affiliate of Tensile and Osmium. Pursuant to the Term Loan Credit Agreement, Tensile and affiliates of Osmium held $19.0 million and $1.0 million, respectively, of the $25.0 million outstanding Term Loan. Representatives of Osmium and Tensile both hold seats on the board and therefore Osmium and Tensile are related parties to the Company.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind (“PIK”). Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New Facilities (as defined in Note 13) and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at a prepayment price equal to (1) the outstanding principal amount of the Term Loan, plus (2) accrued and unpaid interest to the date of prepayment, plus (3) the prepayment premium, if any. The prepayment premium (which may not be less than zero) is equal to (1) 125% of the original principal amount of the Term Loan, minus (2) the aggregate principal amount of the loans advanced as of the prepayment date, plus all accrued interest thereon accrued as of such date. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default.

The following table provides details on our Term Loan (in thousands):

Term Loan
	April 2, 2022	June 30, 2021
Loan balance	$25,000	$25,000
Debt issuance costs	(269)	(432)
Accrued paid-in-kind interest	4,800	1,806
Loan balance, ending	$29,531	$26,374

As further described in Note 13 below, the Term Loan Credit Agreement was amended on May 9, 2022 and $5.0 million borrowed under the New Facilities was used to repurchase a portion of principal amount of the Term Loan for an aggregate purchase price of $5.0 million.

As of April 2, 2022, we are in compliance with covenants in the Post-Emergence ABL Facility and Term Loan.

Interest Expense

Interest expense for the three months ended April 2, 2022 was $2.0 million, and was comprised of $1.0 million in interest on the Post-Emergence ABL Facility and PIK interest on the Term Loan, $0.4 million amortization of financing fees, and $0.6 million commitment fees. Interest expense for the three months ended March 31, 2021 was $1.4 million from the DIP ABL Credit Agreement and the DIP Term Facility, and was comprised of $1.2 million amortization of financing fees and $0.2 million of commitment fees.

Interest expense for the nine months ended April 2, 2022 was $5.5 million and was comprised of $3.0 million in interest on the Post-Emergence ABL Facility and PIK interest on the Term Loan, $1.0 million amortization of financing fees, and $1.5 million commitment fees. Interest expense for the nine months ended March 31, 2021 was $6.7 million from the Post-Emergence ABL Facility, DIP ABL Credit Agreement, and the Term loan, and was comprised of $5.2 million amortization of financing fees, $0.6 million of commitment fees, and accrued PIK interest on the Term Loan of $0.9 million.

Fair Value Measurements

The fair value of our Term Loan was determined based on observable market data provided by a third party for similar types of debt which are considered Level 2 inputs within the fair value hierarchy. The carrying value of our Term Loan as of April 2, 2022 and June 30, 2021 was $29.5 million and $26.4 million, respectively. The fair value of our Term Loan as of April 2, 2022 and June 30, 2021 was $30.0 million and $29.6 million, respectively.

4. Revenue recognition

Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax. Payment is due at the time of sale. We maintain a reserve for estimated returns, as well as a corresponding returns asset in “Other Assets” in the condensed consolidated balance sheets, and we use historical customer return behavior to estimate our reserve requirements. No impairment of the returns asset was identified or recorded as of April 2, 2022. Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the condensed consolidated statement of operations. Breakage income recognized was $0.2 million and $0.1 million for the three months ended April 2, 2022 and March 31, 2021, respectively. Breakage income recognized was $0.4 million and $0.3 million for the nine months ended April 2, 2022 and March 31, 2021, respectively. The gift card liability is included in “Accrued liabilities” in the condensed consolidated balance sheets. We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 2,	June 30,
	2022	2021
Sales and use tax	$4,524	$2,698
Self-insurance reserves	9,165	9,405
Wages, benefits and payroll taxes	7,142	9,639
Property taxes	879	1,510
Freight and distribution	10,190	8,658
Capital expenditures	308	348
Utilities	966	1,466
Gift card liability	1,080	1,045
Reorganization expenses	80	6,337
Other expenses	4,748	5,348
Total accrued liabilities	$39,082	$46,454

Self-insurance reserves were primarily comprised of our worker's compensation liability reserve, followed by our medical liability reserve and general liability reserve.

6. Common Stock & Share-Based Incentive Plans

Equity Financing under Plan of Reorganization

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged (the “Exchange”) for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in a rights offering. In accordance with the Plan of Reorganization, the Company commenced a $40.0 million rights offering in January 2021, under which eligible holders of the Company’s common stock could purchase up to $24.0 million of shares of the Company’s common stock at a purchase price of $1.10 per share, and Larkspur SPV (the “Backstop Party”), a special purpose entity affiliate of Osmium jointly owned with Tensile Capital Management, could purchase up to $16 million of the Company’s common stock at a purchase price of $1.10 per share (the “Rights Offering”). Pursuant to a backstop commitment agreement, the Backstop Party agreed to purchase all unsubscribed shares in the Rights Offering.

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

In addition, on February 9, 2021, the Company issued warrants with rights to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term to the Backstop Party (“Warrants”). The Company classified the Warrants as equity instruments and recognized expense of $2.5 million measured at fair value using the Black-Scholes model. Finally, on February 9, 2021 the Backstop Party received a backstop fee in the amount of $2.0 million (payable in shares of common stock valued at $1.10 per share) that was classified as an equity instrument. The non-cash charges of approximately $14.5 million for the Backstop Premium, the $2.5 million of expense related to the Warrants, and backstop fee of approximately $2.0 million are recorded in Reorganization items, net in our Consolidated Statements of Operations for the three and nine months ended March 31, 2021. In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering were used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

Ownership Restrictions

In order to continue to assist the Company in preserving certain tax attributes (the “Tax Benefits”), the Company’s Amended and Restated Certificate of incorporation imposes certain restrictions on the transferability and ownership of the Company’s capital stock

(the “Ownership Restrictions”). Subject to certain exceptions, the Ownership Restrictions restrict (i) any transfer that would result in any person acquiring 4.5% or more of our Common Stock, (ii) any transfer that would result in an increase of the ownership percentage of any person already owning 4.5% or more of our Common Stock, or (iii) any transfer during the five-year period following December 31, 2020 that would result in a decrease of the ownership percentage of any person already owning 4.5% or more of our Common Stock. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, any transferee receiving shares of our Common Stock that would result in a violation of the Ownership Restrictions will not be recognized as a stockholder of the Company or entitled to any rights of stockholders. The Company’s Amended and Restated Certificate of Incorporation allows the Ownership Restrictions to be waived by the Company’s board of directors on a case by case basis. The Board of Directors has taken action to waive the restrictions with respect to sale of shares acquired in the Rights Offering by the Backstop Party.

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

On September 15, 2021, Marc Katz was awarded 867,052 time-based and 867,052 performance-based restricted stock units as an incentive to become Principal and Chief Operating Officer and Paul Metcalf was awarded 289,017 time-based and 578,035 performance-based restricted stock units to become the Principal and Chief Merchant (the “Inducement Awards”). In addition, during the first quarter of fiscal 2022, the fiscal 2022 long-term incentive awards were approved by the Board of Directors and time-vesting and performance-based restricted stock units were granted under the 2014 Long-Term Incentive Plan. Under the Plans and the Inducement Awards, as of April 2, 2022, there were 500,895 shares of restricted stock awards and 8,419,829 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to five years and a weighted average grant date fair value of $1.70 and $2.29 per share, respectively.

The following table summarizes the activity of time-vesting restricted stock units, performance-based restricted stock units, time-vesting restricted stock awards and performance-based restricted stock awards for the nine months ended April 2, 2022:

	Time and Performance-Based Restricted Stock Units Number of Shares	Weighted- Average Fair Value at Date of Grant	Time and Performance-Based Restricted Stock Awards Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2021	3,021,924	$2.83	1,708,368	$1.94
Granted during the year	5,580,713	2.02	—	—
Vested during the year	(106,443)	3.18	(791,359)	1.70
Forfeited during the year	(76,365)	2.72	(416,114)	2.69
Outstanding at April 2, 2022	8,419,829	$2.29	500,895	$1.70

As of April 2, 2022, there were 3,839,496 unvested performance-based restricted stock awards and performance-based restricted stock units to be settled in stock.

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

The following table summarizes the activity of cash settled awards for the nine months ended April 2, 2022:

	Performance-Based	Service-Based	Total
Outstanding at June 30, 2021	143,675	547,698	691,373
Granted during the year	—	565,492	565,492
Vested during the year	—	(177,719)	(177,719)
Forfeited during the year	—	(131,505)	(131,505)
Outstanding at April 2, 2022	143,675	803,966	947,641

The liability associated with the cash settled awards was $0.4 million and $1.7 million at April 2, 2022 and June 30, 2021, respectively.

Share-based Compensation Costs

Share-based compensation costs consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2022	2021	2022	2021
Amortization of share-based compensation during the period	$1,679	$409	$4,666	$1,152
Amounts capitalized in ending inventory	(338)	(93)	(947)	(259)
Amounts recognized and charged to cost of sales	259	66	926	454
Amounts charged against selling, general and administrative expense	$1,600	$382	$4,645	$1,347

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

The two leases, associated with the transaction, were recorded as operating leases. As of April 2, 2022, we will pay approximately $7.8 million in fixed rents and in-substance fixed rents, over the remaining lease term for the corporate office and we will pay approximately $9.7 million in fixed rents and in-substance fixed rents for the Dallas distribution center property over the remaining lease term, including the one-year option period as noted above. Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2022	2021	2022	2021
Operating lease cost	$17,036	$16,142	$50,614	$46,429
Variable lease cost	2,324	2,342	7,021	9,308
Finance lease cost:
Amortization of right-of-use assets	22	49	121	161
Interest on lease liabilities	—	1	1	7
Total lease cost	$19,382	$18,534	$57,757	$55,905

The table below presents additional information related to the Company’s leases:

As of April 2, 2022
Weighted average remaining lease term (in years)
Operating leases	4.2
Finance leases	0.1
Weighted average discount rate
Operating leases	8.9%
Finance leases	4.5%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	April 2, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,775	$47,692
Operating cash flows from finance leases	1	8
Financing cash flows from finance leases	121	167
Right-of-use assets obtained in exchange for operating lease liabilities	12,010	(108,423)

Maturities of lease liabilities were as follows as of April 2, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
Fiscal year:
2022 (remaining)	$18,070	$2	$18,072
2023	62,643	—	62,643
2024	45,479	—	45,479
2025	34,099	—	34,099
2026	21,101	—	21,101
2027	15,410	—	15,410
Thereafter	14,472	—	14,472
Total lease payments	$211,274	$2	$211,276
Less: Interest	36,398	1	36,399
Total lease liabilities	$174,876	$1	$174,877
Less: Current lease liabilities	54,165	1	54,166
Non-current lease liabilities	$120,711	$—	$120,711

Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current,” respectively, on our condensed consolidated balance sheet. As of April 2, 2022, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

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

	Three Months Ended		Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2022	2021	2022	2021
Net earnings/(loss)	$(18,151)	$(37,119)	$(30,860)	$21,844
Less: Income to participating securities	—	—	—	(311)
Net earnings/(loss) attributable to common shares	$(18,151)	$(37,119)	$(30,860)	$21,533
Weighted average number of common shares outstanding — basic	85,097	67,584	84,695	52,741
Effect of dilutive stock equivalents	—	—	—	—
Weighted average number of common shares outstanding — diluted	$85,097	$67,584	$84,695	$52,741
Net earnings/(loss) per common share — basic	$(0.21)	$(0.55)	$(0.36)	$0.41
Net earnings/(loss) per common share — diluted	$(0.21)	$(0.55)	$(0.36)	$0.41

For the three months ended April 2, 2022 and March 31, 2021, 5.9 million and 2.3 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings/(loss) per common share, respectively. For the nine months ended April 2, 2022 and March 31, 2021, 3.1 million and 2.6 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings/(loss) per common share, respectively. On February 9, 2021, as part of the Rights Offering, the Company issued warrants to purchase 10 million shares of common stock with an exercise price of $1.65 and a five year term, all which remained outstanding and anti-dilutive as of April 2, 2022.

10. Property and equipment, net

Accumulated depreciation of owned property and equipment as of April 2, 2022 and June 30, 2021 was $161.2 million and $151.9 million, respectively. As of April 2, 2022, due to the ongoing impact of COVID-19, we performed an interim impairment assessment of our leasehold improvement assets, which included estimated future cash flow assumptions. As a result of this assessment, we determined that no additional store fixed asset impairment was required as the undiscounted projected future cash flows for each store sufficiently recovered the carrying value of the related asset group. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results. While we believe our estimates and judgments about projected future cash flows are reasonable, future impairment charges may be required if the future cash flows, as projected, do not occur, or if events change requiring us to revise our estimates.

11. Income taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years prior to fiscal 2016 and are no longer subject to federal income tax examinations for years prior to fiscal 2013.

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate alternative minimum tax credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we had deferred qualified payroll taxes through December 31, 2020. As of April 2, 2022, we have $2.1 million in current qualified deferred payroll taxes in “Accrued Liabilities in the condensed consolidated balance sheet, which are due December 31, 2022.

The effective tax rate for the quarter ended April 2, 2022 and March 31, 2021 were (0.4%) and (0.5%) respectively. The effective tax rate for the nine months ended April 2, 2022 and March 31, 2021 was 0.0% and 3.2% respectively. A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense and (benefit) and pretax income/(loss) results from the effects of the valuation allowance.

12. Related Party

On November 16, 2020, following approval of the Bankruptcy Court, the Company and Osmium entered into a backstop commitment agreement, pursuant to which Osmium Partners agreed that they or an affiliate would serve as the Backstop Party and purchase all unsubscribed shares for a price of $1.10 per share in a $40 million Rights Offering, pursuant to which eligible holders of the Company’s common stock could purchase up to $24 million of shares of the Company’s common stock for a price of $1.10 per share. The Rights Offering is described in more detail in Note 6 above. Larkspur SPV, jointly owned by Osmium and Tensile, was formed to serve as the Backstop Party. In addition, on November 15, 2020, the Company and Tensile entered into a commitment letter (the “Commitment Letter”) pursuant to which Tensile agreed to provide $25 million in subordinated debt financing to the Company. See Note 13 below for a discussion of certain amendments to the Term Loan Credit Agreement.

In accordance with the Plan of Reorganization and the Commitment Letter, on December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein, including Tensile and an affiliate of Osmium, entered into the Term Loan Credit Agreement described in Note 3 above which provided for the $25 million Term Loan to the Company.

In accordance with the Plan of Reorganization and the backstop commitment agreement, on December 31, 2020, the Company, Osmium and Larkspur SPV (collectively, the “Osmium Group”) entered into an agreement pursuant to which the Osmium Group is entitled to appoint three directors to the Company’s Board of Directors (the “Directors Agreement”). Pursuant to the Directors Agreement, Douglas J. Dossey of Tensile Capital Management LP, John H. Lewis of Osmium and W. Paul Jones were appointed as members of the Company’s Board of Directors. The Directors Agreement provides that the Osmium Group may appoint one additional member of the Board of Directors under certain circumstances. As a result of the Company's EBIT (as defined in the Director's Agreement) results over the twelve months period ended December 31, 2021, the Osmium Group is entitled to appoint one additional member to the Board of Directors. The Directors Agreement also specifies various other board-related and voting-related procedures and includes a standstill provision limiting certain actions by the Osmium Group.

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

Based on Schedule 13D filings made by Osmium and Tensile, and their respective affiliates, on February 19, 2021, Osmium and Tensile each are deemed to beneficially own the 30,158,593 shares of the Company’s stock beneficially owned by Larkspur SPV (representing approximately 31.4% of outstanding shares). Based on the Schedule 13D and subsequent filings with the SEC, Osmium beneficially owns an additional 2,026,840 shares of the Company’s common stock.

13. Subsequent Events

New ABL Facility and FILO Facilities

On May 9, 2022 (the “Refinancing Closing Date”), Tuesday Morning Corporation (the “Company”), Tuesday Morning, Inc. (the “Borrower”) and each other subsidiary of the Company entered into a Credit Agreement (the “New ABL Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and 1903P Loan Agent, LLC, as FILO B documentation agent. The New ABL Credit Agreement provides for (i) a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”), which includes a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit, (ii) a first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO A Facility”) and (iii) an additional first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO B Facility” and, collectively with the New ABL Facility and the FILO A Facility, the “New Facilities”). In addition, the Borrower has the right, on and following November 9, 2022, to request (x) an additional incremental loan under the FILO B Facility in an aggregate amount not to exceed $5.0 million, which, subject to the satisfaction of certain conditions, the FILO B lenders have committed to provide, and (y) additional incremental commitments from the FILO B lenders to make additional loans in an aggregate amount not to exceed $5.0 million, subject to the satisfaction of certain conditions.

The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. Pursuant to the New ABL Credit Agreement, the Borrower and its subsidiaries must maintain borrowing availability under the New ABL Facility at least equal to the greater of (i) $7.5 million and (ii) 7.5% of the Modified Revolving Loan Cap (as defined in the New ABL Credit Agreement).

Amounts available for advances under the New Facilities are subject to borrowing bases as described in the New ABL Credit Agreement. Borrowings under the New ABL Facility will bear interest at a rate equal to, at the option of the Borrower, (i) the Adjusted Term SOFR (as defined below) plus a margin ranging from 1.25% to 1.75%, or (ii) the Base Rate (as defined below) plus a margin ranging from 0.25% to 0.75%, in each case with such margins depending on the Borrower’s average quarterly borrowing availability under the New ABL Facility. Borrowings under the FILO A Facility will bear interest at a rate equal to, at the option of the Borrower, (i) the Adjusted Term SOFR plus 3.00%, or (ii) the Base Rate plus 2.00%. Borrowings under the FILO B Facility will bear interest at a rate equal to, at the option of the Borrower, (i) the Adjusted Term SOFR plus a margin ranging from 8.50% to 9.00%, or (ii) the Base Rate plus a margin ranging from 7.50% to 8.00%, in each case with such margins depending on seasonal periods. The “Adjusted Term SOFR” is the term SOFR plus a term SOFR adjustment of 0.10% for loans under the New ABL Facility or a term SOFR adjustment of 0.00% for loans under the FILO A Facility and the FILO B Facility. The “Base Rate” is the greatest of (i) the federal funds effective rate plus 0.50%, (ii) the term SOFR plus 1.00%, and (iii) the prime rate of Wells Fargo Bank, National Association. Each of the Adjusted Term SOFR and the Base Rate is subject to a 0.00% floor with respect to the New ABL Facility and a 1.00% floor for each of the FILO A Facility and the FILO B Facility.

The New Facilities are secured by a first priority lien on all present and after-acquired tangible and intangible assets of the Company and its subsidiaries other than certain collateral that secures the Term Loan (as defined below). Each of the New Facilities will terminate, and outstanding borrowings thereunder will mature, on the earlier of (i) May 9, 2027 and (ii) the date that is 91 days prior to maturity of the Term Loan.

On the Refinancing Closing Date, the Borrower borrowed approximately $75.2 million under the New ABL Facility, $5.0 million under the FILO A Facility and $5.0 million under the FILO B Facility (collectively, the “Closing Date Loans”). A portion of the aggregate proceeds from the Closing Date Loans was used to (i) repay all outstanding indebtedness (the “Existing ABL Loans”) under that certain Credit Agreement, dated as of December 31, 2020, among the Company, the Borrower, each of the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Existing ABL Credit Agreement”), along with accrued interest, expenses and fees, (ii) purchase of a portion of the principal amount of the outstanding indebtedness (the “Term Loan”) under that certain Credit Agreement, dated as of December 31, 2020, by and among the Company, the Borrower, each of the subsidiary guarantors party thereto, the lenders party thereto (including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC) (collectively, the “Term Loan Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Term Loan Credit Agreement”) for the aggregate purchase price of $5.0 million (the “Loan Repurchase”), and (iii) pay transaction costs related to the transactions described in the foregoing clauses (i) and (ii) and the execution and delivery of the New ABL Credit Agreement and related loan documents. The remainder of the proceeds from the Closing Date Loans, as well as the proceeds from future borrowings, will be used for working capital needs and other general corporate purposes.

Amendment to Term Loan Credit Agreement

On the Refinancing Closing Date, the Company, the Borrower, certain subsidiaries of the Company, certain of the Term Loan Lenders (the “Consenting Lenders”), and Alter Domus (US) LLC, as administrative agent, entered into an amendment to the Term Loan Credit Agreement (the “Term Loan Credit Agreement Amendment”), pursuant to which, among other things, (i) each Consenting Lender agreed to the Loan Repurchase, (ii) concurrently with the consummation of the Loan Repurchase, each Consenting Lender agreed to waive and forgive an amount of the accrued and unpaid interest owed to such Consenting Lender , (iii) it was agreed that immediately, automatically and permanently upon the consummation of the Loan Repurchase, the Term Loans assigned pursuant to the Loan Repurchase would be deemed cancelled and of no further force and effect and (iv) the Term Loan Credit Agreement was amended to, among other things, (x) provide that the Borrower and its subsidiaries shall not permit the borrowing availability under the New ABL Facility to be less than the greater of (A) $7.5 million and (B) 7.5% of the Modified Revolving Loan Cap, (y) permit the Borrower to borrow on the $5.0 million committed FILO B accordion, subject to certain conditions, on and following November 9, 2022, and (z) provide that, commencing with the 12-month period (each, a “Test Period”) ending September 30, 2023, and for each subsequent Test Period ending on the last day of each fiscal month of the Company and TMI Holdings, Inc. (“Intermediate Holdings” and, together with the Company, “Holdings”) thereafter, Holdings shall not permit the Total Secured Net Leverage Ratio (as defined below) as of the last day for any such Test Period to be greater than (A) for any Test Period ending on or prior to the last day of Holdings’ December 2023 fiscal month, 8.00:1.00, or (B) for any Test Period ending on or after the last day of Holdings’ January 2024 fiscal month, 6.00:1.00. For purposes of the Term Loan Credit Agreement, “Total Secured Net Leverage Ratio” means, for any Test Period, Holdings and its subsidiaries’ Consolidated Secured Indebtedness (as defined in the Term Loan Credit Agreement) as of the last day of such Test Period divided by EBITDA (as defined in the Term Loan Credit Agreement) for such Test Period.

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

•
On December 23, 2020, the Bankruptcy Court entered an order confirming our Plan of Reorganization. On December 31, 2020, all of the conditions precedent to the Plan of Reorganization were satisfied and we legally emerged from bankruptcy, resolving all material conditions precedent listed in the Plan of Reorganization. However, the closing of the Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of ASC 852 – Reorganizations until that transaction closed on February 9, 2021. In connection with our legal emergence from bankruptcy on December 31, 2020, we completed the debt financing and sale-leaseback transactions contemplated by the Plan of Reorganization. See Notes 1, 2, 3, 6 and 8 to the condensed consolidated financial statements herein for additional information.

•
In February 2021, the Company completed the equity financing transaction contemplated by the Plan of Reorganization with a $40 million Rights Offering that expired in February, 2021. Eligible holders of our common stock subscribed to purchase approximately $19.8 million of shares, at $1.10 per share, with the Backstop Party purchasing the remaining $20.2 million of shares. The Company closed on the Rights Offering and in February, 2021, recorded proceeds of $40.0 million and recognized a non-cash charge of approximately $14.5 million for a change in fair value of the Company’s common stock issued to the Backstop Party. See Notes 1 and 6 to the condensed consolidated financial statements herein for additional information.

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

Key Metrics for the Three and Nine Months Ended April 2, 2022

Key operating metrics for continuing operations for the three and nine months ended April 2, 2022 include:

•
Net sales for the three months ended April 2, 2022 were $159.6 million, an increase of $6.3 million or 4.1%, compared to $153.3 million for the three months ended March 31, 2021. Net sales for the nine months ended April 2, 2022 were $587.9 million, an increase of $74.3 million or 14.5%, compared to $513.5 million for the nine months ended March 31, 2021. Comparable store sales for the three and nine months ended April 2, 2022, increased 0.6% and 18.1%, respectively.

•
Gross margin for the three months ended April 2, 2022 was 24.4%, compared to 31.4% for the three months ended March 31, 2021. Gross margin for the nine months ended April 2, 2022 was 27.5%, compared to 31.0% for the nine months ended March 31, 2021.

•
Selling, general and administrative expenses (“SG&A”) for the three months ended April 2, 2022 decreased $3.6 million or 6.1% to $55.6 million, from $59.2 million for the three months ended March 31, 2021. As a percentage of sales for the three months ended April 2, 2022, SG&A was 34.8% compared to 38.6% for the three months ended March 31, 2021. Selling, general and administrative expenses (“SG&A”) for the nine months ended April 2, 2022 decreased $1.1 million or 0.6% to $183.5 million, from $184.6 million for the nine months ended March 31, 2021. As a percentage of sales for the nine months ended April 2, 2022, SG&A was 31.2% compared to 35.9% for the nine months ended March 31, 2021.

•
Restructuring, impairment and abandonment charges for the three months ended April 2, 2022 were a net benefit of $0.3 million, compared to a charge $1.0 million for the three months ended March 31, 2021. Restructuring, impairment and abandonment charges for the nine months ended April 2, 2022 were $2.6 million, compared to $7.6 million for the nine months ended March 31, 2021, which related to our permanent store closing plan along with our decision to close our Phoenix distribution center.

•
Reorganization items, net for the three months ended April 2, 2022 were a net benefit of $0.1 million compared to a net charge of $23.6 million for the three months ended March 31, 2021. Reorganization items, net for the nine months ended April 2, 2022 were a loss of $0.9 million compared to a net benefit of $62.2 million for the nine months ended March 31, 2021.

•
Our net loss for the three months ended April 2, 2022 was $18.2 million, or diluted net loss per share of $0.21 compared to a net loss for the three months ended March 31, 2021of $37.1 million, or diluted loss per share of $0.55. Our net loss for the nine months ended April 2, 2022 was $30.9 million, or diluted net loss per share of $0.36 compared to a net earnings for the nine months ended March 31, 2021 of $21.8 million, or diluted earnings per share of $0.41.

•
As shown under the heading “Non-GAAP Financials Measures” below, EBITDA for the three months ended April 2, 2022 was a negative $12.8 million compared to a negative $31.9 million for the three months ended March 31, 2021. Adjusted EBITDA for the three months ended April 2, 2022 was a negative $11.9 million compared to a negative $6.9 million for the three months ended March 31, 2021. EBITDA for the nine months ended April 2, 2022 was a negative $15.2 million compared to a positive $41.2 million for the nine months ended March 31, 2021. Adjusted EBITDA for the nine months ended April 2, 2022 was negative $8.2 million compared to a negative $12.1 million for the nine months ended March 31, 2021.

Key balance sheet and liquidity metrics for the nine months ended April 2, 2022 include:

•
Cash, cash equivalents, and restricted cash decreased by $20.4 million to $8.5 million at April 2, 2022 from $28.9 million at June 30, 2021. The decrease in cash, cash equivalents and restricted cash were primarily driven by payments for bankruptcy court approved petition claims, legal and professional fees and payments to the Company’s vendors for inventory. See Note 2 to our condensed consolidated financial statements herein for additional information.

•
As of April 2, 2022, total liquidity, defined as cash and cash equivalents plus $26.6 million availability for borrowing under our Post-Emergence ABL Facility, was $35.0 million. In addition, we had $54.1 million of borrowings outstanding under our Post-Emergence ABL Facility and $14.6 million of letters of credit outstanding.

•
Inventory levels increased by $39.3 million at April 2, 2022 to $176.6 million from $137.4 million at March 31, 2021. As of April 2, 2022, inventory levels increased by 28.6% due to the incremental deceleration in topline performance beginning in March 2022 as well as earlier than expected timing of receipts. Last year, inventory level challenges were due in part to the closure of much of our merchant and supply chain operations during the height of the COVID outbreak as well as pandemic-related disruptions to the supply chain.

Subsequent to April 2, 2022, the Company and its subsidiaries entered into the New ABL Credit Agreement as part of a refinancing. See Note 13 to the condensed consolidated financial statements and “Liquidity and Capital Resources – Liquidity” herein for additional information.

Store Data

The following table presents information with respect to our stores in operation during each of the fiscal periods:

	Store Openings/Closings
	Three Months Ended April 2, 2022	Three Months Ended March 31, 2021	Nine Months Ended April 2, 2022	Nine Months Ended March 31, 2021	Fiscal Year Ended June 30, 2021
Open at beginning of period	492	490	490	685	685
Opened	—	—	3	2	2
Closed	(2)	—	(3)	(197)	(197)
Open at end of period	490	490	490	490	490

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

Three Months Ended April 2, 2022 Compared to the Three Months Ended March 31, 2021

Net sales for the three months ended April 2, 2022 were $159.6 million, with an increase of 4.1%, compared to $153.3 million for the three months ended March 31, 2021, primarily driven by the two additional days in quarter ended April 2, 2022 as a result of a change from a calendar year as defined in Note 1. Comparable store sales for the three months ended April 2, 2022, increased 0.6% due to 6.7% increase in average ticket offset by a 6.6% decrease in customer transactions primarily due to the Easter shift, lapping stimulus and as a result of general economic impacts starting March 2022 following disruption in Europe and incremental inflationary pressures.

Gross margin for the three months ended April 2, 2022 was $38.9 million, a decrease of 19.3% compared to $48.2 million for the three months ended March 31, 2021. As a percentage of net sales, gross margin decreased to 24.4% in the third quarter of fiscal 2022 compared with 31.4% in the second quarter of fiscal 2021. The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the three months ended April 2, 2022.

SG&A decreased $3.6 million to $55.6 million in the three months ended April 2, 2022, compared to $59.2 million for the three months ended March 31, 2021 primarily mainly due to lower employee-related incentive pay. As a percentage of net sales, SG&A decreased 380 basis points to 34.8% for the three months ended April 2, 2022, compared to 38.6% for the three months ended March 31, 2021, leveraging of store occupancy cost as percentage of net sales.

Restructuring, impairment and abandonment charges were a net benefit of $0.3 million during the three months ended April 2, 2022, compared to net charge of $1.0 million during the three months ended March 31, 2021. During the three months ended April 2, 2022, adjustments related to compensation adjustments for employee retention cost. During the three months ended March 31, 2021, adjustments include restructuring, impairment and abandonment charges of $1.0 million primarily related to employee retention cost of $0.3 million and severance cost of $0.7 million.

Our operating loss was $16.4 million for the three months ended April 2, 2022 as compared to an operating loss of $12.0 million for the three months ended March 31, 2021, resulting to decline of $4.3 million. The operating loss in the current year was primarily the result of higher supply chain and transportation costs partially offset by lower restructuring, impairment and abandonment charges as discussed above.

Interest expense increased $0.5 million to $1.9 million for the three months ended April 2, 2022 compared to $1.4 million for the three months ended March 31, 2021. Interest expense for the three months ended April 2, 2022 was primarily due to the interest and amortization of financing fees incurred on our Post-Emergence ABL Facility and accrued PIK interest on our Term loan. Interest expense for the three months ended March 31, 2021 was primarily due to accrued PIK interest on the Term Loan along with amortization of financing fees incurred on the Post-Emergence ABL Facility. See Note 3 to our unaudited condensed consolidated financial statements herein for additional information.

Reorganization items, net were a net benefit of $0.1 million for the three months ended April 2, 2022 compared to a net charge of $23.6 million in the three months ended March 31, 2021, related to $0.2 million benefit on claims related cost, offset by $43 thousand of professional and legal fees related to our reorganization. The reorganization items, net charge of $23.6 million in the three months ended March 31, 2021, was due to $19.0 million net charge from the Rights Offering and Backstop Agreement, $0.9 million in claims related costs, and $3.8 million in professional and legal fees related to our reorganization.

Income tax expense for the three months ended April 2, 2022 was $0.1 million to an income tax expense of $0.2 million in the three months ended March 31, 2021. The effective tax rates for the three months ended April 2, 2022 and March 31, 2021 were (0.4%) and (0.5%), respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Our net loss for the three months ended April 2, 2022 was $18.2 million, or diluted net losses per share of $0.21 compared to a net loss for the three months ended March 31, 2021 of $37.1 million, or diluted net losses per share of $0.55.

Nine Months Ended April 2, 2022 Compared to the Nine Months Ended March 31, 2021

Net sales for the nine months ended April 2, 2022 were $587.9 million, an increase of 14.5%, compared to $513.5 million for the nine months ended March 31, 2021, primarily due to more stores in operation for fiscal year 2022 and completion of bankruptcy proceedings. Comparable store sales for the nine months ended April 2, 2022, increased 18.1% due to a 10.5% increase in average ticket and 6.4% increase in customer transactions.

Gross margin for the nine months ended April 2, 2022 was $161.5 million, an increase of 1.4% compared to $159.3 million for the nine months ended March 31, 2021. As a percentage of net sales, gross margin decreased to 27.5% in the nine months ended April 2, 2022 compared with 31.0% in the nine months ended March 31, 2021. The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the nine months ended April 2, 2022.

SG&A decreased slightly by $1.1 million to $183.5 million in the nine months ended April 2, 2022, compared to $184.6 million for the nine months ended March 31, 2021 primarily mainly due to lower employee-related incentive pay partially offset by increased share-based compensation. As a percentage of net sales, SG&A decreased 470 basis points to 31.2% for the nine months ended April 2, 2022, compared to 35.9% for the nine months ended March 31, 2021. The decrease in SG&A, as a percentage of net sales, was primarily due to leveraging of store occupancy cost as a percentage of sales.

Restructuring, impairment and abandonment charges were $2.6 million during the nine months ended April 2, 2022, compared to $7.6 million during the nine months ended March 31, 2021. During the nine months ended April 2, 2022, charges include a software impairment charge of $2.1 million as well as $0.5 million in employee retention cost. During the nine months ended March 31, 2021, charges include restructuring, impairment and abandonment charges of $7.6 million primarily related to abandonment cost of $5.6 million due to our permanent store and Phoenix, Arizona distribution center closing plans as well as $1.9 million in severance and employee retention cost. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Our operating loss was $24.6 million for the nine months ended April 2, 2022 as compared to an operating loss of $32.8 million for the nine months ended March 31, 2021, an improvement of $8.2 million. The operating loss in the current year was primarily the result of increased sales, lower restructuring, impairment and abandonment charges, offset by lower margins from higher supply chain and transportation costs as discussed above.

Interest expense decreased $1.2 million to $5.5 million for the nine months ended April 2, 2022 compared to $6.7 million for the nine months ended March 31, 2021. Interest expense for the nine months ended April 2, 2022 was primarily due to the interest and amortization of financing fees incurred on our Post-Emergence ABL Facility and accrued PIK interest on our Term loan. Interest expense for the nine months ended March 31, 2021 was primarily due to amortization of financing fees incurred for the Post-Emergence ABL Facility, the DIP ABL Credit Agreement and accrued PIK interest on Term loan. See Note 3 to our unaudited condensed consolidated financial statements herein for additional information.

Reorganization items, net were $0.9 million for the nine months ended April 2, 2022 compared to a net benefit of $62.2 million for the nine months ended March 31, 2021, related to $0.6 million loss of claims related cost and $0.3 million of professional and legal fees related to our reorganization. The net benefit of $62.2 million in the nine months ended March 31, 2021, was primarily due to a net gain of $115.8 million resulting from store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan and sale-leaseback transactions pursuant to the Plan of Reorganization, partially offset by $33.8 million in professional and legal fees related to our reorganization, $0.9 million in claims related costs as well as $19.0 million in non-cash charges from the Rights Offering.

Income tax expense for the nine months ended April 2, 2022 was $11,000 compared to an income tax expense of $0.7 million in the nine months ended March 31, 2021. The effective tax rates for the nine months ended April 2, 2022 and March 31, 2021 were 0.0% and 3.2%, respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Our net loss for the nine months ended April 2, 2022 was $30.9 million, or diluted net loss per share of $0.36 compared to a net earnings for the nine months ended March 31, 2021 of $21.8 million, or diluted net earnings per share of $0.41.

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

The following table reconciles net earnings/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2022	2021	2022	2021
Net earnings/(loss) (GAAP)	$(18,151)	$(37,119)	$(30,860)	$21,844
Depreciation and amortization	3,369	3,627	10,175	11,933
Interest expense, net	1,919	1,404	5,520	6,671
Income tax expense	69	172	11	715
EBITDA (non-GAAP)	$(12,794)	$(31,916)	$(15,154)	$41,163
Share based compensation expense (1)	1,600	382	4,645	1,347
Restructuring, impairment and abandonment charges (2)	(278)	1,047	2,588	7,554
Reorganization items, net (3)	(128)	23,597	923	(62,169)
Other (4)	(265)	—	(1,219)	—
Adjusted EBITDA (non-GAAP)	$(11,865)	$(6,890)	$(8,217)	$(12,105)

(1) Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period.

(2) For the three months ended April 2, 2022, a net benefit in restructuring, impairment and abandonment costs is related to compensation adjustments for employee retention. During the nine months ended April 2, 2022, restructuring, impairment and abandonment charges are primarily related to software abandonment charges and employee retention cost. During the three months ended March 31, 2021, the restructuring, impairment and abandonment charges are primarily related to employee retention costs and severance cost. During the nine months ended March 31, 2021, the charges are primarily related to abandonment costs due to the permanent closure of our stores and Phoenix, Arizona distribution center and severance and employee retention costs. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021. See Notes 2 to the condensed consolidated financial statements herein for additional information.

(3) For the three months ended April 2, 2022, reorganization items, net benefit from claims related cost, partially offset by professional and legal fees. For the nine months ended April 2, 2022, reorganization items, net charges is from claims-related costs including professional and legal fees. During the three months ended March 31, 2021, reorganization items, net is primarily non-cash charges related to the execution of our Rights Offering (defined in Note 6), professional fees and claims-related costs. For the nine months ended March 31, 2021, reorganization items, net benefit was primarily due to a net gain resulting from store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan and sale-leaseback transactions pursuant to the Plan of Reorganization, partially offset by professional and legal fees related to our reorganization, claims-related costs as well as non-cash charges from the Rights Offering. See Notes 1, 2, 6 and 8 to the condensed consolidated financial statements herein for additional information.

(4) For the three and nine months ended April 2, 2022, adjustments included non-cash expense (benefit) recognized related to cash settled awards in our long-term incentive plan.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended April 2, 2022

Cash Flows from Operating Activities

In the nine months ended April 2, 2022, net cash used in operating activities was $57.6 million, compared to cash used in operating activities of $114.5 million in the same period last year. Net cash used in operating activities in the nine months ended April 2, 2022 was primarily driven by the inventory purchases and payments of operating expenses as part of ordinary course of business. Net cash used in operating activities in the nine months ended March 31, 2021 was primarily driven by the increase in inventory purchases, decrease in payables, reorganization expenses, and bankruptcy court approved pre-petition claims, legal, and professional fees.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended April 2, 2022 of $5.2 million related primarily to capital expenditures in enhancements to our store fleet and new stores, as well as investments in technology. Net cash provided by investing activities for the nine months ended March 31, 2021 of $68.1 million was related primarily from $68.6 million of proceeds from sale-leaseback transactions and $1.9 million of proceeds from the sale of property and equipment at the 197 stores that we permanently closed, and was partially offset by $2.3 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities of $42.4 million for the nine months ended April 2, 2022 related primarily to net borrowings under our Post-Emergence ABL Facility. Net cash provided by financing activities of $61.6 million for the nine months ended March 31, 2021 related primarily to $25.0 million in proceeds from the term loan and $40.0 million of proceeds from the Rights Offering, offset by $3.2 million from payments of financing fees.

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under an asset-based, senior secured revolving credit facility.

Post-Emergence ABL Credit Agreement

On December 31, 2020, as contemplated by our Plan of Reorganization, the Company and its subsidiaries entered into a Credit Agreement (the “Post-Emergence ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. that provides for a revolving credit facility in an aggregate amount of $110.0 million (the “Post-Emergence ABL Facility”). The Post-Emergence ABL Credit Agreement included conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The Post-Emergence ABL Credit Agreement required the Company to maintain a minimum fixed charge coverage ratio if borrowing availability fell below certain minimum levels, after the first anniversary of the agreement. For additional information regarding the Post-Emergence ABL Facility, see Note 3 to our unaudited condensed consolidated financial statements herein.

As further described below, on May 9, 2022, we entered into the New ABL Credit Agreement (as defined below) and used a portion of the proceeds from borrowings under the New Facilities (as defined below) to repay all outstanding indebtedness under the Post-Emergence ABL Facility, along with accrued interest, expenses and fees.

New ABL Credit Agreement

On May 9, 2022 (the “Refinancing Closing Date”), Tuesday Morning Corporation (“Parent”), Tuesday Morning, Inc. (the “Borrower”) and each other subsidiary of Parent entered into a Credit Agreement (the “New ABL Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and 1903P Loan Agent, LLC, as FILO B documentation agent. The New ABL Credit Agreement provides for (i) a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”), which includes a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit, (ii) a first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO A Facility”) and (iii) an additional first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO B Facility” and, collectively with the New ABL Facility and the FILO A Facility, the “New Facilities”). Each of the New Facilities will terminate, and outstanding borrowings thereunder will mature, on the earlier of (i) May 9, 2027 and (ii) the date that is 91 days prior to maturity of the Term Loan.

The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. In addition, the Borrower and its subsidiaries must maintain borrowing availability under the New ABL Facility at least equal to the greater of (i) $7.5 million and (ii) 7.5% of the Modified Revolving Loan Cap (as defined in the New ABL Credit Agreement). For additional information regarding the New ABL Credit Agreement and the New Facilities, see Note 13 to our unaudited condensed consolidated financial statements herein.

Term Loan Credit Agreement

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC, entered into a Credit Agreement (as amended from time to time, the “Term Loan Credit Agreement”) to provide a term loan of $25.0 million to the Company (the “Term Loan”). Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind. Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the New Facilities and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at a prepayment price equal to (1) the outstanding principal amount of the Term Loan, plus (2) accrued and unpaid interest to the date of prepayment, plus (3) the prepayment premium, if any. The prepayment premium (which may not be less than zero) is equal to (1) 125% of the original principal amount of the Term Loan, minus (2) the aggregate principal amount of the loans advanced as of the prepayment date, plus all accrued interest thereon accrued as of such date. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of April 2, 2022, the outstanding principal balance of the Term Loan was $29.5 million, net of debt issuance costs.

On the Refinancing Closing Date, (i) each Consenting Lender agreed to the Loan Repurchase, (ii) concurrently with the consummation of the Loan Repurchase, each Consenting Lender agreed to waive and forgive an amount of the accrued and unpaid interest owed to such Consenting Lender, (iii) it was agreed that immediately, automatically and permanently upon the consummation of the Loan Repurchase, the Term Loans assigned pursuant to the Loan Repurchase would be deemed cancelled and of no further force and effect, and (iv) the Term Loan Credit Agreement was amended to, among other things, (x) require us to maintain the same minimum level of borrowing availability under the New ABL Facility as required by the New ABL Credit Agreement, (y) permit the Borrower to borrow on the $5.0 million committed FILO B accordion, subject to certain conditions, on and following November 9, 2022, and (z) require us to maintain a minimum total secured net leverage ratio beginning with the 12-month period ending September 30, 2023.

For additional information regarding the Term Loan, see Note 3 and Note 15 to our unaudited condensed consolidated financial statements herein.

Recent Liquidity Developments and Outlook

At April 2, 2022 we are in compliance with covenants in the Post-Emergence ABL Facility and Term Loan. As of April 2, 2022, we had $54.1 million of borrowings outstanding under our Post-Emergence ABL Facility and, $14.6 million of letters of credit outstanding. We currently have borrowing availability of $26.6 million under our Post-Emergence ABL Facility, as of April 2, 2022. Liquidity, defined as cash and cash equivalents plus the $26.6 million availability for borrowing under our Post-Emergence ABL Facility, was $35.0 million as of April 2, 2022.

Going forward, we expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility.

On the Refinancing Closing Date, the Borrower borrowed approximately $75.2 million under the New ABL Facility, $5.0 million under the FILO A Facility and $5.0 million under the FILO B Facility (collectively, the “Closing Date Loans”). A portion of the aggregate proceeds from the Closing Date Loans was used to (i) repay all outstanding indebtedness (the “Existing ABL Loans”) under that certain Credit Agreement, dated as of December 31, 2020, among the Company, the Borrower, each of the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Existing ABL Credit Agreement”), along with accrued interest, expenses and fees, (ii) purchase of a portion of the principal amount of the outstanding indebtedness (the “Term Loan”) under that certain Credit Agreement, dated as of December 31, 2020, by and among the Company, the Borrower, each of the subsidiary guarantors party thereto, the lenders party thereto (including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC) (collectively, the “Term Loan Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Term Loan Credit Agreement”) for the aggregate purchase price of $5.0 million (the “Loan Repurchase”), and (iii) pay transaction costs related to the transactions described in the foregoing clauses (i) and (ii) and the execution and delivery of the New ABL Credit Agreement and related loan documents. The remainder of the proceeds from the Closing Date Loans, as well as the proceeds from future borrowings, will be used for working capital needs and other general corporate purposes.

We currently have $85.2 million of aggregate borrowings outstanding under the New Facilities and aggregate borrowing availability of $26.0 million under the New ABL Facility, in each case as of May 9, 2022. In addition, we have the right to request (i) an additional incremental loan under the FILO B Facility in an aggregate amount not to exceed $5.0 million, which, subject to the satisfaction of certain conditions, the FILO B lenders have committed to provide, and (ii) additional incremental commitments from the FILO B lenders to make additional loans in an aggregate amount not to exceed $5.0 million, subject to the satisfaction of certain conditions.

We incurred capital expenditures of approximately $5.2 million in the first nine months of fiscal 2022. Capital expenditures are anticipated to be $6.7 million total for fiscal year 2022. The amounts include the expected costs to open three new stores, reopen a Hurricane-damaged store, costs to enhance our existing store fleet, investment in technology as well as our Dallas distribution center.

We do not presently have any plans to pay dividends or repurchase shares of our common stock. Under the terms of the our New ABL Credit Agreement and the Term Loan, we are subject to restrictions on our ability to pay dividends or repurchase shares of our common stock, including a $2.0 million limit on such payments imposed by the Term Loan Credit Agreement, and must maintain certain minimum levels of borrowing availability.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of April 2, 2022.

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates.

Other than as described in Note 1 of our unaudited condensed consolidated financial statements herein, as of April 2, 2022, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken. We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time. Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold. Markdowns and damages during the third quarter of fiscal 2022 were 4.4% of sales compared to 4.0% of sales for the same period last year. Markdowns and damages during the first nine months of fiscal 2022 were 3.3% of sales compared to 3.9% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at April 2, 2022 would result in a decline in gross margin and diluted earnings per share for the third quarter of fiscal 2022 of $0.9 million and $0.01, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

If we are not able to generate cash flows from our operations, remain in compliance with our debt agreements, and continue to access credit markets, we will not be able to support capital expenditure requirements, operations or debt repayment.

Our business is dependent upon our operations generating sufficient cash flows to support capital expenditure requirements and general operating activities. We also have relied on a revolving credit facility to support our liquidity needs. On May 9, 2022, we entered into the New ABL Credit Agreement, which increased our borrowing capacity with the addition of two first-in-last out term facilities in an aggregate amount of $10.0 million. The New ABL Credit Agreement includes customary conditions to borrowing, affirmative and negative covenants and events of default, and requires us to maintain minimum borrowing availability under the New ABL Credit Agreement. In addition, in connection with the New ABL Credit Agreement, the Term Loan Credit Agreement was amended to require satisfaction of a total secured net leverage ratio beginning with the 12-month period ending September 30, 2023. Our failure to satisfy any of these requirements may result in an event of default under the New ABL Credit Agreement and the Term Loan Credit Agreement.

While we believe the New ABL Credit Agreement will provide us with sufficient liquidity for the next 12 months, our ability to meet our capital expenditure, operating and debt service requirements will be dependent upon our ability to generate sufficient cash flows, maintain compliance with the requirements of our debt agreements and continue to access the credit markets as necessary. If we are unable to generate sufficient cash flows and maintain compliance with the requirements of the New ABL Agreement and the Term Loan Credit Agreement, we can provide no assurance that we will be able to secure additional or alternative financing sufficient to meet our liquidity needs.

Item 6. Exhibits

Exhibit Number	Description

10.1

Credit Agreement, dated as of May 9, 2022, by and among Tuesday Morning Corporation, Tuesday Morning, Inc., each subsidiary guarantor from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and 1903P Loan Agent, LLC, as FILO B documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40432) as filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2022)

10.2

Second Amendment to Credit Agreement and First Amendment to Guaranty and Collateral Agreement, dated as of May 9, 2022, by and among Tuesday Morning Corporation, Tuesday Morning, Inc., TMI Holdings, Inc., Alter Domus (US), LLC, as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40432) as filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2022)

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

TUESDAY MORNING CORPORATION
(Registrant)

DATE: May 12, 2022	By:	/s/ Jennifer N. Robinson
Jennifer N. Robinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)