Form 10-K
period 2022-07-02
TUESDAY MORNING CORP/DE
filed 2022-09-28
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2022

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

The aggregate market value of shares of the registrant’s common stock held by non‑affiliates of the registrant at December 31, 2021, was approximately $134,611,002 based upon the closing sale price on The Nasdaq Capital Market reported for such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of the close of business on September 23, 2022, there were 176,163,768 outstanding shares of the registrant’s common stock.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement to be filed in connection with 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995, which are based on management’s current expectations, estimates and projections. These statements may be found throughout this Annual Report on Form 10‑K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward‑looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward‑looking statements are expressed differently. You should consider statements that contain these words or words that state other “forward‑looking” information carefully because they describe our current expectations, plans, strategies and goals and our beliefs concerning future business conditions, future results of operations, future financial positions, and our current business outlook. Forward looking statements also include statements regarding the Company’s strategy, future operations, performance and prospects, sales and growth expectations, our liquidity, capital expenditure plans, future store openings and closings, our inventory management plans and merchandising and marketing strategies, and projected benefits of the recently completed financing transaction and related transactions.

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Annual Report on Form 10‑K refer to Tuesday Morning Corporation and its subsidiaries.

The factors listed below in Item 1A. under the heading “Risk Factors” and in other sections of this Annual Report on Form 10‑K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward‑looking statements. These risks, uncertainties and events also include, but are not limited to, the following:

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
•
changes in economic and political conditions which may adversely affect consumer spending, including the impact of current inflationary pressures;
•
our ability to realize anticipated benefits from the Pier 1 licensing arrangement, including disruptions in the shipping and importation or increases in the costs of imported products
•
our ability to identify and respond to changes in consumer trends and preferences;
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
•
impacts of inflation and increasing interest rates;
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
•
our ability to meet all applicable requirements for continued listing of our common stock on The Nasdaq Capital Market, including the minimum bid requirement of $1.00 per share; and
•
our ability to maintain an effective system of internal controls over financial reporting.

The forward‑looking statements made in this Annual Report on Form 10‑K relate only to events as of the date on which the statements are made. Except as may be required by law, we disclaim obligations to update any forward‑looking statements to reflect events or circumstances after the date on which the statements were made or to reflect the occurrence of unanticipated events. Investors are cautioned not to place undue reliance on any forward‑looking statements.

PART I

Item 1. Business

Business Overview

One of the original off-price retailers, Tuesday Morning is a leading destination for unique home and lifestyle goods. We were established in 1974 and specialize in name-brand, better/best products for the home. We are known for irresistible finds at an incredible value, and we search the world for amazing deals to bring to our customers.

We are an off-price retailer, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our primary merchandise categories are upscale home textiles, home furnishings, housewares, gourmet food, pet supplies, bath and body products, toys and seasonal décor. We buy our inventory opportunistically from a variety of sources including direct from manufacturer, through closeout sellers and occasionally other retailers. We have strong supplier relationships, and we strive to make it easy for our vendors to do business with us, so that they will come to us first. Our goods are deeply discounted, but never seconds or irregulars.

Our customer is a savvy shopper with a discerning taste for quality at a value. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, and digital media.

With 489 stores across the country as of July 2, 2022 (“fiscal 2022”), we are in the neighborhood in convenient, accessible locations. Our store layout is clean and simple, and the low-frills environment means we can pass even deeper savings on to our dedicated customer base. Our stores operate in both primary and secondary locations of major suburban markets, near our middle and upper‑income customers. We are generally able to obtain favorable lease terms due to our flexibility regarding site selection and our straightforward format, allowing us to use a wide variety of space configurations.

On February 23, 2022, the board of directors of the Company approved a change in the fiscal year end from a calendar year ending on June 30 to a 52-53-week year ending on the Saturday closest to June 30, effective beginning with fiscal year 2022. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods.

We have one operating segment and one reportable segment as our chief operating decision maker, the Executive Committee composed of the Chief Executive Officer, Chief Finance Officer, and other senior executives, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Updates on COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues, resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, our stores gradually reopened as of the end of June 2020. In accordance with our bankruptcy plan of reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of fiscal 2021 and the closure of our Phoenix, Arizona distribution center (“Phoenix distribution center”) in second quarter of fiscal 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows and financial condition will depend on future developments, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that impacts from the COVID-19 pandemic continue, how fast economies will fully recover from the COVID-19 pandemic, the timing and extent of any further impacts on traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, and availability and cost of products.

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
•
On December 31, 2020, we legally emerged from bankruptcy following Bankruptcy Court approval and resolution of all material conditions precedent listed in our plan of reorganization (the “Plan of Reorganization”). However, the closing of an equity financing transaction was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of Accounting Standards Codification ("ASC') 852 – Reorganizations until that transaction closed on February 9, 2021. In connection with our legal emergence from bankruptcy on December 31, 2020, the Company completed certain debt financings (including an asset-based revolving credit facility and a term loan) and sale-leaseback transactions of our corporate office and Dallas distribution center properties contemplated by the Plan of Reorganization. See Notes 1, 2, 3 and 8 of our consolidated financial statements for further discussions on these matters.

Refinancing Transactions

•
Since the Company’s emergence from bankruptcy in December 2020, the Company’s results of operations have been negatively impacted by a variety of factors, including pandemic-related disruptions to supply chains and higher supply chain costs resulting from higher freight costs and other supply chain conditions, reduced store traffic and sales as a result of decades high inflation including increased fuel prices. In order to bolster the Company’s liquidity, on May 9, 2022 , the Company, Tuesday Morning, Inc. (the “Borrower”) and each other subsidiary of the Company (together with the Company and the Borrower, the "Company Credit Parties") entered into a Credit Agreement (the “New ABL Credit Agreement”) with the lenders named therein (the “ABL Lenders”), Wells Fargo Bank, National Association, as administrative agent, and 1903P Loan Agent, LLC, as FILO B documentation agent. The New ABL Credit Agreement replaced the asset-based revolving credit facility the Company entered into upon its emergence from bankruptcy. The New ABL Credit Agreement provides for (i) a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”), which includes a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit, (ii) a first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO A Facility”) and (iii) an additional first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO B Facility” and, collectively with the New ABL Facility and the FILO A Facility, the “New Facilities”). In addition, under the original terms of the New ABL Credit Agreement, the Borrower had the right, on and following November 9, 2022 (the “FILO B Delayed Incremental Loan”), to request (x) an additional incremental loan under the FILO B Facility in an aggregate amount not to exceed $5.0 million, and (y) additional incremental commitments from the FILO B lenders to make additional loans in an aggregate amount not to exceed $5.0 million, subject to the satisfaction of certain conditions.
•
On May 9, 2022, the Company, the Borrower, certain subsidiaries of the Company, certain of the term loan lenders (the “Consenting Lenders”), and Alter Domus (US) LLC, as administrative agent, entered into an amendment (the “May 2022 Term Loan Amendment”) to the Term Loan Credit Agreement dated as of December 31, 2020 (as amended, the “Term Loan Credit Agreement”). Pursuant to the May 2022 Term Loan Amendment, among other things, (1) the Company agreed, among things, to repurchase a portion of the outstanding principal amount of the outstanding indebtedness (the “Term Loan”) under the Term Loan Credit Agreement (the “Loan Repurchase”) and concurrently with the consummation of the Loan Repurchase, each Consenting Lender agreed to waive and forgive an amount of the accrued and unpaid interest owed to such Consenting Lender, and (2) the Term Loan Credit Agreement was amended to, among other things, (a) provide that the Borrower and its subsidiaries shall not permit the borrowing availability under the New ABL Facility to be less than the greater of (A) $7.5 million and (B) 7.5% of the Modified Revolving Loan Cap (as defined in the New ABL Credit Agreement), and (b) require the Company's compliance with a total secured net leverage ratio commencing with the 12-month period ending September 30, 2023.
•
Subsequent to May 2022, the Company experienced further significant deterioration in its financial condition and liquidity. On the July 11, 2022, the Company Credit Parties, certain lenders, Wells Fargo Bank, National Association, as administrative agent, and 1903P Loan Agent, LLC, as FILO B documentation agent, entered into a first amendment (the “July 2022 ABL Amendment”) to the New ABL Credit Agreement. Pursuant to the July 2022 ABL Amendment, the lenders agreed to make the $5 million FILO B Delayed Incremental Loan to the Borrower on July 11, 2022. The July 2022 ABL Amendment also provided that, until certain minimum borrowing availability levels are satisfied as described in the ABL Amendment, the Borrower will be subject to additional reporting obligations, the Borrower will retain a third-party business consultant acceptable to the administrative agent, and the administrative agent may elect to apply amounts in controlled deposit accounts to the repayment of outstanding borrowings under the New ABL Facility. In addition, pursuant to the July 2022 ABL Amendment, certain subsidiaries of the Borrower agreed to enter into and maintain a supply agreement with Gordon Brothers Retail Partners, LLC (the “Program Agent”), an affiliate of a FILO B lender, pursuant to which the Program Agent supplies inventory to the Borrower and certain of its subsidiaries. In connection with the July 2022 ABL Amendment, the Term Loan Credit Agreement was further amended to make certain conforming changes.

For additional information regarding the New ABL Credit Agreement and the Term Loan Credit Agreement, see Notes 3 and 12 to our consolidated financial statements.

•
Over the last three months, the Company also has engaged in an extensive process to obtain additional financing to support the Company’s capital needs. On September 20, 2022, the Company and its subsidiary Tuesday Morning, Inc. entered into an amended and restated note purchase agreement (as amended and restated on September 20, 2022, the “Note Purchase Agreement”) with certain members of management of the Company, TASCR Ventures, LLC (the “SPV”), a special purpose entity formed by Retail Ecommerce Ventures LLC ("REV") and Ayon Capital L.L.C., and TASCR Ventures CA, LLC, as collateral agent, which provided for financing transaction of $35 million (the “Private Placement”). On September 20, 2022, the Private Placement closed with the SPV purchasing (i) $7.5 million of junior secured convertible notes (the “FILO C Convertible Notes”), and (ii) $24.5 million in aggregate principal in aggregate principal amount of a junior secured convertible notes issued by the Company (the “SPV Convertible Notes”). In addition, members of the Company’s management team purchased $3.0 million in aggregate principal amount of junior secured convertible notes issued by the Company (the “Management Convertible Notes” and, together with the SPV Convertible Notes, the “Junior Convertible Notes”; the FILO C Convertible Notes and the Junior Convertible Notes are referred to herein together as the “Convertible Debt”).
•
The Convertible Debt is convertible into shares of the Company’s common stock at an initial conversion price of $0.077 per share, subject to anti-dilution adjustments. A portion of the Convertible Debt issued to the SPV was immediately convertible for up to 90 million shares of the Company’s common stock. On September 21, 2022, the SPV elected to immediately convert a portion of the Convertible Debt into 90,000,000 shares of the Company's common stock, and the SPV acquired a majority of the Company’s outstanding common stock. Upon conversion in full of the Convertible Debt and based on the Company's outstanding shares on a fully diluted basis as of September 21, 2022, the SPV would hold approximately 75%, and the purchasers of the Convertible Debt collectively would hold approximately 81%, of the total diluted voting power of the Company’s common stock (not including any additional Convertible Debt that may be issued as a result of the Company being required or electing to make in-kind payments of interest during the two-year period following closing of the Private Placement).
•
In accordance with the terms of the Note Purchase Agreement, the SPV designated each of Tai Lopez, Alexander Mehr, Maya Burkenroad, Sandip Patel and James Harris (collectively, the “SPV Designees”) to serve as directors of the Company effective upon the closing of the Private Placement on September 20, 2022. In connection with the election the SPV Designees to the Company’s board of directors, each of Douglas J. Dossey, Frank M. Hamlin, W. Paul Jones, John Hartnett Lewis and Sherry M. Smith resigned from the Company’s board of directors. Each of the remaining incumbent directors Fred Hand, Anthony F. Crudele, Marcelo Podesta and Reuben E. Slone continued to serve on the board following the closing of the Private Placement. Each of Messrs. Crudele, Podesta and Slone are expected to resign from the Company’s board of directors following the filing of this Annual Report, and three additional independent directors will be elected to the board in accordance with the terms of the Note Purchase Agreement.
•
The Nasdaq Stock Market rules would normally require stockholder approval prior to closing the Private Placement; however, the Company requested and received a financial viability exception to the stockholder approval requirement pursuant to Nasdaq Stock Market Rule 5635(f). The financial viability exception allows an issuer to issue securities upon prior written application to The Nasdaq Stock Market LLC (“Nasdaq”) when the delay in securing stockholder approval of such issuance would seriously jeopardize the financial viability of the company. As required by Nasdaq rules, the Company’s Audit Committee, which is comprised solely of independent and disinterested directors, expressly approved reliance on the financial viability exception in connection with the Private Placement and related transactions.
•
In connection with the Private Placement, certain amendments were made to the New ABL Credit Agreement and the Term Loan Credit Agreement to permit the Private Placement.

For additional information regarding the Private Placement, see Note 12 to our consolidated financial statements.

Business Strategy

In fiscal 2022, we focused on resetting our merchandise strategy to our heritage of being an off-price retailer. We edited our assortment and drove our merchandising efforts to deliver our customers a treasure hunt and strong values that are representative of the off-price marketplace. Additionally, we worked to improve working capital management and inventory turns, and continued to optimize our marketing effectiveness, cost controls and infrastructure.

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

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2021, 2020, and 2019 accounted for approximately 34%, 29%, and 37% of our annual net sales for fiscal years 2022, 2021 and 2020, respectively. The rate for fiscal 2022 is impacted by the change in calendar year as defined above.

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

Purchasing

We provide an outlet for manufacturers and other sources looking for effective ways to reduce excess inventory resulting from order cancellations by retailers, manufacturing overruns, bankruptcies, and excess capacity. Since our inception, we have not experienced significant difficulty in obtaining first quality, brand-name off‑price merchandise in adequate volumes and at competitive prices. We utilize a mix of both domestic and international suppliers. We generally pay our suppliers timely and generally do not request special consideration for markdowns, advertising or returns. During fiscal 2022, our top ten vendors accounted for approximately 14.5% of total purchases, with no single vendor accounting for more than 1.9% of total purchases. We continue to build strong vendor relationships following our emergence from Chapter 11 and have had no significant supplier issues as a result of the bankruptcy filing.

Low-Cost Operations

It is our goal to operate with a low-cost structure in comparison to many other retailers. We place great emphasis on expense management throughout the Company. Our stores have a “no frills” format and we are flexible in our site selection in order to maintain favorable lease terms.

Customer Shopping Experience

While we offer a “no frills” format in our stores, we have made progress in reorganizing and refreshing our stores to enhance our customers’ shopping experience. We offer a flexible return policy, and we accept all major payment methods including cash, checks, all major credit cards, gift cards and digital wallets. We continue to work on initiatives we believe will enhance our customers’ shopping experience.

Distribution Network

During the fourth quarter of fiscal 2020, we reached the decision to close our 0.6 million square foot distribution center in the Phoenix distribution center and consolidate operations in our Dallas-based facility, which was completed in the second quarter of fiscal 2021. In June 2021, we leased an additional 100,000 square foot warehouse in Dallas, Texas (the “Stemmons DC Facility”) to supplement our distribution network. On April 15, 2022, the Company decided to terminate the lease early at the Stemmons DC Facility prior to the expiration of the lease on June 30, 2023. The facility was previously utilized with the network of pool point facilities and as pack and hold storage to service all of our stores throughout the United States.

On December 1, 2021, the Company leased 156,205 square feet of space (the "FW Railhead Warehouse") to supplement our warehouse space for pack and hold storage.

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

Human Capital Management

As of July 2, 2022, we employed 1,601 persons on a full‑time basis and 4,445 persons on a part‑time basis. Our associates are not represented by any labor unions, and we have not experienced any work stoppage due to labor disagreements. We believe that our associate relationships are strong, in part, due to the following areas of commitment to a loyal and inclusive associate base:

Associate Engagement

We have an engagement committee of which the associate members are diverse from across the organization. The committee focuses on communication and events to bring our associates together such as ongoing associate events, associate appreciation week, community volunteer opportunities, and charitable events. Our engagement team surveys the associates they work with periodically to collect feedback, which we use to improve the experience of our teams. Our leadership and human resources department maintain an open-door policy for associates to report concerns, and we provide an anonymous reporting hotline, available in multiple languages. Also, we conduct quarterly business meetings so that associates can directly hear about the business from senior leaders. We strive to deliver a workplace experience where the quality of our engagement with fellow associates, business partners and customers aligns with our company values.

Talent Development

We utilize an online training and education platform for all associates to be compliant with federal, state, privacy and cybersecurity laws as applicable. We also invest in our store associates through structured training programs for our assistant store managers and store managers that enable our associates to be more effective leaders and helps them strive towards achieving the career they envision for themselves. All associates are given detailed feedback about their performance on at least an annual basis through formal performance appraisals. Based on the associate’s career goals, leaders may work to design individual development plans. Upon completion of performance appraisals this fiscal year, the company will engage in succession planning to identify and develop talent within the organization.

Core Values

In an effort to ensure our company’s values accurately reflect our current business, we collaborated with internal focus groups to revitalize them. Our new values are foundational to our company operations and our interactions with each other and our customers:

•
Trust and respect each other
•
Focus on the customer, internal and external
•
Collaborate with each other – one team
•
Drive results while embracing change

Diversity, Equity, and Inclusion

Associate engagement and retention require an understanding of the needs of a diverse, creative, and purpose-driven workforce. We firmly believe that working in a culture focused on diversity, equity and inclusion spurs innovation, creates healthy and high-performing teams, and delivers superior customer experiences. We aim to provide equal opportunity for all employees. As of July 2, 2022, 74.7% of our total workforce identified as female and 44.0% were minorities. Additionally, 35.0% of our Vice-Presidents and above identified as female. We have a summer internship program at the corporate office that we look to expand to other areas of the business in the near future.

We remain focused on increasing the representation of minority talent through hiring and career development by striving to have our stores reflect the diversity in their communities. Our stores also offer a diverse range of products creating an inclusive shopping experience. Our passion for the deal extends to our commitment to providing our customers with a multicultural range of products at a variety of price points.

Safety/Health and Wellness

We are committed to providing a safe and healthy work environment for our associates and customers. Aligned with our values, we strive to continuously monitor our work environment to keep our associates and customers as safe as possible. We have an open-door policy for all associates to report concerns or safety issues. If an associate does not feel comfortable reporting an incident to their immediate manager or the human resources department, then the associate may contact the company’s ethics and compliance hotline via a toll-free number or access it via the web. The hotline is available 24 hours a day, 7 days a week. Our commitment to associate safety also include ongoing safety communications with safety topics, safety training and audits for review.

During fiscal 2020, to address the safety and public health of our workforce and customers due to the unprecedented COVID-19 pandemic, we implemented a number of protocols that we continue to use today.

We offer a hybrid work schedule to all of our eligible associates that are able to work from home effectively.

We continue to offer a vaccination incentive program including offering vaccines onsite at the corporate office and distribution center which we started during the fourth quarter of fiscal year 2021. Further, we have made available, at no cost to our associates, on site COVID testing at our distribution center and select stores based on CDC guidelines.

Compensation and Benefits

We offer a benefits package designed to put our associates’ health and well-being, and that of their families, at the forefront. Depending on position and location, associates may be eligible for: 401(k) plan and other investment opportunities; paid vacations, holidays, and other time-off programs; health, dental and vision insurance; health and dependent care tax-free spending accounts; medical, family and bereavement leave; paid maternity/primary caregiver benefits; tax-free commuter benefits; wellness programs; time off to volunteer, and matching donations to qualifying nonprofit organizations.

Intellectual Property

The trade name “Tuesday Morning” is material to our business. We have registered the name “Tuesday Morning” as a service mark with the United States Patent and Trademark office. We have also registered other trademarks including but not limited to “Tuesday Morning Perks®”. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10‑K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor, to these trademarks and trade names.

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

Stores and Store Operations

Store Locations. As of July 2, 2022, we operated 489 stores in the following 40 states:

State	# of Stores	State	# of Stores
Alabama	16	Missouri	13
Arizona	19	Nebraska	1
Arkansas	10	Nevada	5
California	37	New Jersey	1
Colorado	16	New Mexico	5
Delaware	2	New York	3
Florida	43	North Carolina	26
Georgia	19	North Dakota	1
Idaho	3	Ohio	12
Illinois	8	Oklahoma	11
Indiana	8	Oregon	6
Iowa	3	Pennsylvania	10
Kansas	5	South Carolina	19
Kentucky	11	South Dakota	1
Louisiana	13	Tennessee	17
Maryland	10	Texas	85
Massachusetts	1	Utah	4
Michigan	4	Virginia	18
Minnesota	4	Washington	4
Mississippi	13	Wisconsin	2

In fiscal 2023, we plan to open approximately one new store. We also plan to close approximately five stores.

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

Store Layout. Our site selection process and “no frills” approach to presenting merchandise allow us to use a wide variety of space configurations. The size of our stores ranges from approximately 6,100 to 28,700 square feet, averaging on a per store basis approximately 12,700 square feet as of July 2, 2022. Historically, we have designed our stores to be functional, with less emphasis placed upon fixtures and leasehold aesthetics. With our current real estate strategy, we continue to be focused on designing a very functional, easy to shop environment that also highlights the quality of the merchandise. We display all merchandise on counters, shelves, or racks while maintaining minimum inventory in our stockrooms.

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

Item 1A. Risk Factors

Our business is subject to significant risks, including the risks and uncertainties described below. These risks and uncertainties and the other information in this Annual Report on Form 10‑K, including our consolidated financial statements and the notes to those statements, should be carefully considered. If any of the events described below actually occur, our business, financial condition or results of operations could be adversely affected in a material way.

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

The extent to which the COVID-19 pandemic will continue to impact our business, results of operations, financial condition and liquidity will depend on future developments, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that impacts from the COVID-19 pandemic continue, how fast economies will fully recover from the COVID-19 pandemic, the timing and extent of any further impacts on traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, and availability and cost of products.

Increases in fuel prices and changes in transportation industry regulations or conditions may increase our freight costs and thus our cost of sales, which could have a material adverse effect on our business and operations.

Our freight costs are impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound shipments from vendors and outbound shipments to our stores. High fuel prices or surcharges, as well as stringent driver regulations and changes in transportation industry conditions, has increased freight costs and thereby increased our cost of sales.

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
•
merchandise quality or safety issues;
•
economic crises;
•
international disputes, wars, and terrorism, including impacts from the ongoing events in Europe;
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

With few exceptions, all inventory is shipped directly from suppliers to our distribution network, primarily through our Dallas distribution center, where the inventory is then processed, sorted and shipped to our stores. We also use pool point facilities to distribute inventory to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. External factors, such significant supply chain dislocation caused by COVID-19 pandemic and excessive market demand, can negatively impact our supply chain operations resulting in increased costs and delay. We may not anticipate all of the changing demands which our operations will impose on our receiving and distribution system.

The loss of, disruption in operations of, or increased costs in the operation of our distribution center facilities would have a material adverse effect on our business and operations.

Events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements, aging equipment failures, or shipping problems, may result in delays in the delivery of merchandise to our stores. In the event our distribution center is shut down for any reason, we cannot assure that our insurance will be sufficient, or that insurance proceeds will be paid to us in a timely manner. The level of costs of our distributions center operations, and our related profitability, will be negatively impacted by increased wages as a result of competition to attract qualified employees and additional costs for repairs and maintenance of aged equipment to alleviate extended downtime or outages. In addition, any inefficiencies in the operation of our distribution center facilities as well as delays in the delivery of merchandise to our stores will also negatively impact our profitability.

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
•
inflationary conditions and related impacts from policy responses to address inflation;
•
unemployment;
•
the housing market;
•
deterioration in consumer confidence;
•
crude oil prices that affect gasoline and diesel fuel, as well as increases in other fuels used to support utilities;
•
efforts by our customers to reduce personal debt levels;
•
availability of consumer credit;
•
interest rates;
•
fluctuations in the financial markets;
•
tax rates, tariffs and policies;
•
war, terrorism and other hostilities, including impacts from the ongoing events in Europe; and
•
consumer confidence in future economic conditions.

The merchandise we sell generally consists of discretionary items. Reduced consumer confidence and spending cutbacks may result in reduced demand for our merchandise, including discretionary items, and may force us to take significant inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for our merchandise could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Inventory is one of the largest assets on our balance sheet and represented approximately 42% of our total assets at July 2, 2022, and 35% at June 30, 2021. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our results of operations may be negatively affected. We have recorded significant inventory write‑downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future.

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

Historically, we have used marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our marketing efforts, including email, digital video, digital display, search and social networks. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers and cause them to decrease purchases from us and increase purchases elsewhere, which would negatively impact our net sales. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have some difficulties in retaining existing customers and attracting new customers.

If we do not attract, train and retain quality employees in appropriate numbers, including key employees and management, our performance could be adversely affected.

Our performance is dependent on recruiting, developing, training and retaining quality sales, distribution center and other employees in large numbers, as well as experienced buying and management personnel. Many of our store employees are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, minimum wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our staffing levels and customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increased our wage rates, whether in response to market demands or new minimum wage legislation. In addition, the soaring inflation and economic uncertainty which may adversely affect the Company's stability may negatively impact our ability to attract and retain employees.

Changes that adversely impact our ability to attract and retain quality employees and management personnel could adversely affect our performance.

Our results of operations are subject to seasonal and quarterly fluctuations, which could have a material adverse effect on our operating results or the market price of our common stock.

Our business is subject to seasonality with a higher level of net sales and operating income generated during the quarter ended December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2021, 2020, and 2019 accounted for approximately 34%, 29% and 37% of our annual net sales for fiscal years 2022, 2021, and 2020, respectively. For more information about our seasonality, please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results and Seasonality.”

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our computer networks and information systems. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure and that of our service providers may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Any such attack or breach could compromise our security and remain undetected for a period of time, and confidential information could be misappropriated, resulting in a loss of customers’, suppliers’, business partners’ or employees’ personal information, negative publicity, harm to our business and reputation, and potentially causing us to incur costs to reimburse third parties for damages and potentially subjecting us to government investigations and enforcement actions. In addition, the regulatory environment surrounding data and information security and privacy is increasingly demanding, as new and revised requirements are frequently imposed across our business. Compliance with more demanding privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes and implementing new initiatives could result in system disruptions. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war and terrorism, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles, or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, credit and debit cards, gift cards, gift certificates, store credits, and digital wallets. Acceptance of these payment options subjects us to rules, regulations, contractual obligations, and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. In October 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. Any disruption to our ability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.

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

Our business is dependent upon our operations generating sufficient cash flows to support capital expenditure requirements and general operating activities. We also have relied on a revolving credit facility to support our liquidity needs. On May 9, 2022, we entered into the New ABL Credit Agreement, which increased our borrowing capacity with the addition of two first-in-last out term facilities in an aggregate amount of $10.0 million. The New ABL Credit Agreement includes customary conditions to borrowing, affirmative and negative covenants and events of default, and requires us to maintain minimum borrowing availability under the New ABL Credit Agreement. On July 11, 2022, the New ABL Credit Agreement was amended in connection with our borrowing of an additional $5 million under the first-in-last out facilities. The amendment to the New ABL Credit Agreement also provided that, until certain minimum borrowing availability levels are satisfied as described in the amendment, we will be subject to additional reporting obligations, we will retain a third-party business consultant acceptable to the administrative agent, and the administrative agent may elect to apply amounts in controlled deposit accounts to the repayment of outstanding borrowings. In addition, pursuant to the amendment, we agreed to enter into and maintain a supply agreement with Gordon Brothers Retail Partners, LLC (the “Program Agent”), an affiliate of a first-in-last out lender, pursuant to which the Program Agent supplies inventory to us.

On September 20, 2022, the Company incurred additional indebtedness through the Convertible Debt. The Convertible Debt includes covenants and events of default customary for this type of financing. In connection with the issuance of the Convertible Debt, the Company entered into an amendment to the New ABL Credit Agreement. The amendment restricts certain actions by the Company for the next two years, including making certain acquisitions and debt prepayments. In addition, the amendment requires that the Company engage and retain (at the Company’s expense) Gordon Brothers Retail Partners for a certain period of time for the purpose of performing appraisal validations, monitoring and evaluating the Company’s inventory mix and other services.

While we believe the New ABL Credit Agreement will provide us with sufficient liquidity for the next 12 months, our ability to meet our capital expenditure, operating and debt service requirements will be dependent upon our ability to generate sufficient cash flows, maintain compliance with the requirements of our debt agreements and continue to access the credit markets as necessary. If we are unable to generate sufficient cash flows and maintain compliance with the requirements of the New ABL Agreement, the Term Loan Credit Agreement and the Convertible Debt, we can provide no assurance that we will be able to secure additional or alternative financing sufficient to meet our liquidity needs.

Risks Related to our Common Stock

Our common stock is subject to ownership and transfer restrictions intended to preserve our ability to use our net operating loss carryforwards and other tax attributes.

We have incurred significant net operating loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations, and uncertainties. Our Amended and Restated Certificate of Incorporation imposes certain restrictions on the transferability and ownership of our common stock that were designed to reduce the possibility of an equity ownership shift that could result in limitations on our ability to utilize net operating loss carryforwards and other tax attributes from prior years for federal income tax purposes. Any acquisition or sale of our common stock that results in a stockholder being in violation of these restrictions may not be valid.

Subject to certain exceptions, these ownership restrictions restrict (i) any transfer that would result in any person acquiring 4.5% or more of our common stock, (ii) any transfer that would result in an increase of the ownership percentage of any person already owning 4.5% or more of our common stock, or (iii) any transfer during the five-year period following December 31, 2020 that would result in a decrease of the ownership percentage of any person already owning 4.5% or more of our common stock. These restrictions will remain in effect until the earliest of (i) the repeal of Section 382 of the Internal Revenue Code or any successor statute if the board of directors determines these restrictions are no longer necessary for preservation of the Company’s tax benefits, (ii) the beginning of a taxable year in which the board of directors determines no tax benefits may be carried forward, or (iii) such other date as shall be established by the board of directors. In order to allow completion of the Private Placement, the board of directors waived application of these restrictions to the securities purchased in the Private Placement. On September 21, 2022, following the closing of the Private Placement, the SPV elected to immediately convert a portion of the Convertible Debt into 90,000,000 shares of the Company’s common stock and acquired majority ownership of the Company’s common stock. As a result, a change of control of the Company occurred, which is triggering event for Section 382 of the Internal Revenue Code, its impact on the realization of positive tax attributes will be evaluated immediately. It is expected likely to result in restrictions on the Company’s ability to use of its net operating losses and certain other tax attributes in future periods.

We are a “controlled company” and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. In addition, the SPV’s interests may conflict with our interests and the interests of other stockholders.

Following completion of the Private Placement, and the conversion of a portion of the Convertible Debt by the SPV into 90 million shares of the Company's common stock, the SPV acquired control of the voting power of a majority of our common stock. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of Nasdaq, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•
the requirement that a majority of our board of directors consists of independent directors;
•
the requirement that nominating and corporate governance matters be decided solely by independent directors; and
•
the requirement that employee and officer compensation matters be decided solely by independent directors.

So long as the SPV controls a majority of the voting power of our common stock, we may utilize these exemptions. As a result, we may not have a majority of independent directors and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

The interests of SPV and its affiliates, which include REV, Pier 1 and Ayon Capital, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the SPV could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination which may otherwise be favorable for us and our other stockholders. Additionally, the affiliates of the SPV are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. The SPV and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the SPV continues to directly or indirectly own a significant amount of our common stock, even if such amount is less than a majority thereof, the SPV will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

We may fail to satisfy all applicable requirements for continued listing on The Nasdaq Capital Market

On June 6, 2022, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the Nasdaq’s Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”).

Under Nasdaq Rule 5810(c)(3)(A), the Company will have a compliance period of 180 calendar days, or until December 5, 2022, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, during the 180-calendar day compliance period, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. The notification of noncompliance had no immediate effect on the listing of the Company’s common stock, which continues to be listed and traded on The Nasdaq Capital Market under the symbol “TUEM.”

The Company has committed to Nasdaq to seek stockholder approval of a reverse stock split at its next meeting of stockholders and to implement a reverse stock split promptly following such stockholder approval in order to regain compliance with the Minimum Bid Price Requirement.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Stores

We lease all of our stores from unaffiliated third parties. A description of the location of our stores is provided in Item 1, “Business—Stores and Store Operations.” At July 2, 2022, the remaining terms of the majority of our store leases range from one month to five years. The average initial term of store leases executed under our real estate strategy is approximately ten years, typically with options available for renewal. We intend to continue to lease all of our new stores from unaffiliated third parties. Our store leases typically include “kick clauses,” which allow us, at our option, to exit the lease with no penalty approximately 5 years after entering into the lease if store sales do not reach a stipulated amount stated in the lease.

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

We also lease from unaffiliated third parties four parcels of land of approximately 538,250 square feet, for trailer parking and a 100,000 square foot warehouse in Dallas, Texas to supplement our distribution network. On April 15, 2022, the Company decided to terminate the lease early at the Stemmons DC Facility prior to the expiration of the lease on June 30, 2023. The facility was previously utilized along with the network of pool point facilities to service all of our stores throughout the United States.

On December 1, 2021, the Company leased 156,205 square feet of the FW Railhead Warehouse to supplement our warehouse space for pack and hold storage.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the pendency of our bankruptcy proceedings, the Company’s common stock was delisted by the Nasdaq and began trading on the OTC Pink marketplace under the symbol “TUESQ”. In January 2021, following our emergence from bankruptcy, the Company’s common stock began trading on the OTCQX market under the ticker symbol “TUEM.”

On May 24, 2021, Nasdaq approved our application for the relisting of the Company's common stock on The Nasdaq Capital Market. The Company's common stock was relisted and commenced trading on The Nasdaq Capital Market at the opening of the market on Tuesday, May 25, 2021, under the ticker symbol “TUEM.”

On June 6, 2022, the Company received written notice from Nasdaq that the Company was not in compliance with the Nasdaq’s Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. See Item 1A. Risk Factors – “We may fail to satisfy all applicable requirements for continued listing on The Nasdaq Capital Market” for additional information.

As of September 23, 2022, there were approximately 120 holders of record of our common stock.

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

Comparison of 18 Months Cumulative Total Return
$500
$400
$300
$200
$100
$0
1/13/2021
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2021
6/30/2022
Tuesday Morning
S&P 500 Index
S&P 500 Specialty Retailing Index

INDEXED RETURNS
	Periods Ending
Company / Index	1/13/2021	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2021	6/30/2022
Tuesday Morning	$100	$161.05	$381.44	$147.36	$120.00	$57.90	$18.95
S&P 500 Index	100	104.62	118.81	114.22	126.82	120.99	101.51
S&P 500 Specialty Retailing Index	100	124.75	161.84	117.91	143.03	112.88	101.61

The information under the heading performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividend Policy

During the fiscal years ended July 2, 2022, June 30, 2021, and June 30, 2020, we did not declare or pay any cash dividends on our common stock. We do not presently have plans to pay dividends on our common stock. The agreements relating to our outstanding indebtedness restrict our ability to pay dividends or repurchase our common stock. Additional details are provided in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

Item 6. Reserved

Not Required

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with and our consolidated financial statements and related notes thereto included in Part IV, Item 15(a) in this Annual Report on Form 10‑K.

Background

We are one of the original off-price retailers and a leading destination for unique home and lifestyle goods, selling high-quality products at prices generally below those found in boutique, specialty and department stores, catalogs, and on-line retailers. Our customers come to us for an ever-changing, exceptional assortment of brand names at great prices. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, and digital media.

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues, resulting in significant operating losses and the elimination of substantially all operating cash flow. In May 2020, we filed voluntary petitions under Chapter 11 of the Bankruptcy Code. During the pendency of our Chapter 11 proceedings, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. As allowed by state and local jurisdictions, our stores gradually reopened as of the end of June 2020. In accordance with our bankruptcy plan of reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of fiscal 2021 and the closure of our Phoenix, Arizona distribution center (“Phoenix distribution center”) in second quarter of fiscal 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures. We emerged from our Chapter 11 proceedings on December 31, 2020. See Notes 1, 2, 3, 7, 8 and 11 to our consolidated financial statements for additional information regarding our Chapter 11 proceedings and related financings.

The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows and financial condition will depend on future developments, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that impacts from the COVID-19 pandemic continue, how fast economies will fully recover from the COVID-19 pandemic, the timing and extent of further impacts on traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, and availability and cost of products.

Refinancing Transactions

•
Since the Company’s emergence from bankruptcy in December 2020, the Company’s results of operations have been negatively impacted by a variety of factors, including pandemic-related disruptions to supply chains and higher supply chain costs resulting from higher freight costs and other supply chain conditions, and reduced store traffic and sales as a result of increased fuel prices. In order to bolster the Company’s liquidity, on May 9, 2022, the Company, Borrower and each other subsidiary of the Company entered into the New ABL Credit Agreement. The New ABL Credit Agreement replaced the asset-based revolving credit facility the Company entered into upon its emergence from bankruptcy. The New ABL Credit Agreement provides for (i) a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”), which includes a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit, (ii) a first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO A Facility”) and (iii) an additional first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO B Facility” and, collectively with the New ABL Facility and the FILO A Facility, the “New Facilities”). In addition, under the original terms of the New ABL Credit Agreement, the Borrower had the right, on and following November 9, 2022, to request (x) an additional incremental loan under the FILO B Facility in an aggregate amount not to exceed $5.0 million (the “FILO B Delayed Incremental Loan”), and (y) additional incremental commitments from the FILO B lenders to make additional loans in an aggregate amount not to exceed $5.0 million, subject to the satisfaction of certain conditions.

•
On May 9, 2022, the Company, the Borrower and certain subsidiaries of the Company entered into the May 2022 Term Loan Amendment. Pursuant to the May 2022 Term Loan Amendment, among other things, (1) the Company agreed, among things, to repurchase a portion of the outstanding principal amount of the outstanding indebtedness (the “Term Loan”) under the Term Loan Credit Agreement (the “Loan Repurchase”) and concurrently with the consummation of the Loan Repurchase, each Consenting Lender agreed to waive and forgive an amount of the accrued and unpaid interest owed to such Consenting Lender, and (2) the Term Loan Credit Agreement was amended to, among other things, (a) provide that the Borrower and its subsidiaries shall not permit the borrowing availability under the New ABL Facility to be less than the greater of (A) $7.5 million and (B) 7.5% of the Modified Revolving Loan Cap (as defined in the New ABL Credit Agreement), and (b) require the Company’s compliance with a total secured net leverage ratio commencing with the 12-month period ending September 30, 2023.

•
Subsequent to May 2022, the Company experienced a further significant deterioration in its financial condition and liquidity. On the July 11, 2022, the Company, the Borrower, certain other subsidiaries of the Company entered into the July 2022 ABL Amendment. Pursuant to the July 2022 ABL Amendment, the lenders agreed to make the $5 million FILO B Delayed Incremental Loan to the Borrower on July 11, 2022. The July 2022 ABL Amendment also provides that, until certain minimum borrowing availability levels are satisfied as described in the July 2022 ABL Amendment, the Borrower will be subject to additional reporting obligations, the Borrower will retain a third-party business consultant acceptable to the administrative agent, and the administrative agent may elect to apply amounts in controlled deposit accounts to the repayment of outstanding borrowings under the New ABL Facility. In addition, pursuant to the July 2022 ABL Amendment, certain subsidiaries of the Borrower agreed to enter into and maintain a supply agreement with Gordon Brothers Retail Partners, LLC (the “Program Agent”), an affiliate of a FILO B lender, pursuant to which the Program Agent supplies inventory to the Borrower and certain of its subsidiaries. In connection with the July 2022 ABL Amendment, the Term Loan Credit Agreement was further amended to make certain conforming changes.

For additional information regarding the New ABL Credit Agreement and the Term Loan Credit Agreement, see Notes 3 and 12 to our consolidated financial statements.

•
Over the last three months, the Company also has engaged in an extensive process to obtain additional financing to support the Company’s capital needs. On September 20, 2022, the Company and the Borrower entered into the Note Purchase Agreement, which provided for the $35 million Private Placement. On September 20, 2022, the Private Placement closed with the SPV purchasing (i) $7.5 million in aggregate principal amount of the FILO C Convertible Notes, and (ii) $24.5 million in aggregate principal amount of the SPV Convertible Notes. In addition, members of the Company’s management team purchased $3.0 million in aggregate principal amount of the Management Convertible Notes.

•
The Convertible Debt is convertible into shares of the Company’s common stock at a conversion price of $0.077 per share, subject to anti-dilution adjustments. A portion of the Convertible Debt issued to the SPV was immediately convertible for up to 90 million shares of the Company’s common stock. On September 21, 2022, the SPV elected to immediately convert a portion of the Convertible Debt into 90 million shares of the Company's common stock, and the SPV acquired a majority of the Company’s outstanding common stock. Upon conversion in full of the Convertible Debt and based on the Company's outstanding shares on a fully diluted basis as of September 21, 2022, the SPV would hold approximately 75% of the total diluted voting power of the Company’s common stock (not including any additional Convertible Debt that may be issued if the Company is required or elects to make in-kind payments of interest during the two-year period following closing of the Private Placement).

•
In accordance with the terms of the Note Purchase Agreement, the SPV designated each of Tai Lopez, Alexander Mehr, Maya Burkenroad, Sandip Patel and James Harris (collectively, the “SPV Designees”) to serve as directors of the Company effective upon the closing of the Private Placement on September 20, 2022. In connection with the election the SPV Designees to the Company’s board of directors, each of Douglas J. Dossey, Frank M. Hamlin, W. Paul Jones, John Hartnett Lewis and Sherry M. Smith resigned from the Company’s board of directors. Each of the remaining incumbent directors Fred Hand, Anthony F. Crudele, Marcelo Podesta and Reuben E. Slone continued to serve on the board following the closing of the Private Placement. Each of Messrs. Crudele, Podesta and Slone are expected to resign from the Company’s board of directors following the filing of this Annual Report, and three additional independent directors will be elected to the board in accordance with the terms of the Note Purchase Agreement.

•
The Nasdaq Stock Market rules would normally require stockholder approval prior to closing the Private Placement; however, the Company requested and received a financial viability exception to the stockholder approval requirement pursuant to Nasdaq Stock Market Rule 5635(f). The financial viability exception allows an issuer to issue securities upon prior written application to Nasdaq when the delay in securing stockholder approval of such issuance would seriously jeopardize the financial viability of the company. As required by Nasdaq rules, the Company’s Audit Committee, which is comprised solely of independent and disinterested directors, expressly approved reliance on the financial viability exception in connection with the Private Placement and related transactions.
•
As a result of the Private Placement, a change of control of the Company occurred, which is triggering event for Section 382 of the Internal Revenue Code, its impact on the realization of positive tax attributes will be evaluated immediately. It is expected to result in likely restrictions on the Company’s ability to use its net operating losses and certain other tax attributes in future periods.

•
In connection with the Private Placement, certain amendments were made to the New ABL Credit Agreement and the Term Loan Credit Agreement to permit the Private Placement.

For additional information regarding the Private Placement, see Note 12 to our consolidated financial statements.

Key Metrics for Fiscal 2022

Key operating metrics for continuing operations for the year ended July 2, 2022, include:

•
Net sales for fiscal 2022 were $749.8 million, an increase of $59.0 million or 8.5%, compared to $690.8 million for the same period last year, concurrent with an increase in comparable store sales of 11.3%.
•
Gross margin for fiscal 2022 was 25.6%, compared to 29.8% for fiscal 2021.
•
Selling, general and administrative expenses for fiscal 2022 decreased $3.3 million to $240.9 million, from $244.2 million for fiscal 2021.
•
Restructuring, impairment, and abandonment charges were $2.5 million during fiscal 2022, compared to $10.8 million during fiscal 2021, related to the executive severance and employee retention cost of $0.5 million, and software abandonment charges of $2.0 million.
•
Reorganization items were a net cost of $1.0 million during fiscal 2022 related primarily to $0.6 million in claims related costs, and $0.4 million in related professional and legal fees.
•
Our net loss for fiscal 2022 was $59.0 million, or diluted net loss per share of $0.70 compared to net earnings for fiscal 2021 of $3.0 million, or diluted net earnings per share of $0.05.
•
As shown under the heading “Non-GAAP Financials Measures” below, EBITDA was negative $38.4 million for fiscal 2022 compared to $26.9 million for fiscal 2021. Adjusted EBITDA was negative $30.5 million for fiscal 2022 compared to negative $20.3 million for fiscal 2021.

Key balance sheet and liquidity metrics for the year ended July 2, 2022, include:

•
Cash and cash equivalents at July 2, 2022, increased $1.3 million to $7.8 million from $6.5 million at June 30, 2021. Cash and cash equivalents, including restricted cash, at July 2, 2022 decreased $21.1 million to $7.8 million from $28.9 million at June 30, 2021. The decrease in cash and cash equivalents including restricted cash were driven by payments for bankruptcy court approved petition claims, legal and professional fees and payments to the Company vendors for inventory. See Note 2 to our consolidated financial statements for additional information.
•
As of July 2, 2022, total liquidity, defined as cash and cash equivalents plus $10.3 million availability for borrowing under the New ABL Facility, and less $6.3 million in credit card receivables was $11.8 million. In addition, we had $57.2 million of borrowings outstanding under the New ABL Facility and, $14.6 million of letters of credit outstanding.
•
Inventory levels at July 2, 2022, increased $3.4 million to $148.5 million from $145.1 million at June 30, 2021. Inventory levels at July 2, 2022, were low driven by our conservative approach to merchandise receipts given the uncertainty of the macroeconomic environment and the potential impact on our sales. Inventory turnover for the trailing five quarters as of July 2, 2022, was 3.8 turns, a decrease from the trailing five quarter turnover as of June 30, 2021, of 3.9 turns, and was un-favorably impacted by merchandise sell-through rates.

Store Data

The following table presents information with respect to our stores in operation during each of the fiscal periods:

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Open at beginning of period	490	685	714
Opened	3	2	1
Closed	(4)	(197)	(30)
Open at end of the period	489	490	685

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of net sales. There can be no assurance that the trends in sales or operating results will continue in the future.

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.4	70.2	67.4
Gross margin	25.6%	29.8%	32.6%
Selling, general and administrative expenses	32.1	35.3	37.8
Restructuring, impairment, and abandonment charges	0.3	1.6	13.0
Operating loss	(6.8%)	(7.1%)	(18.2%)
Interest expense	(1.0)	(1.2)	(0.4)
Reorganization items, net	(0.1)	8.7	(0.4)
Other income	0.1	0.0	0.0
Income tax provision	0.0	0.0	0.0
Net earnings (loss)	(7.8%)	0.4%	(19.0%)

See Note 2 in the Notes to Consolidated Financial Statements herein for a discussion of restructuring, impairment, and abandonment charges, as well as reorganization items.

2022 Compared with 2021

Net sales for fiscal 2022 were $749.8 million, an increase of 8.5%, compared to $690.8 million for the same period last year, primarily due to COVID-19 pandemic which negatively impacted the first six months of fiscal year 2021. New stores are included in the same store sales calculation starting with the sixteenth month following the date of the store opening. A store that relocates within the same geographic market or modifies its available retail space is generally considered the same store for purposes of this computation. Stores that are closed are included in the computation of comparable store sales until the month of closure. The increase in comparable store sales was due to 8.8% increase in average ticket and 1.9% increase in customer transactions. Further, we experienced store level inventory challenges due in part to an ongoing effort to overhaul the supply chain processes, and mitigations for the global disruptions to the supply chain. Non-comparable store sales increased by a total of $59.0 million. Non-comparable store sales include the net effect of sales from new stores and sales from stores that have closed. We expect inventory levels to increase throughout the fall and expect supply chain costs to remain elevated due to higher freight costs and other supply chain conditions.

Gross margin for fiscal 2022 was $191.8 million, a decrease of 6.9% compared to $206.0 million for fiscal 2021. As a percentage of net sales, gross margin decreased to 25.6% in fiscal 2022 compared with 29.8% in fiscal 2021. The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the current year, partially offset by lower markdowns.

Selling, general and administrative expenses (“SG&A”) decreased $3.3 million to $240.9 million in fiscal 2022, compared to $244.2 million in fiscal 2021. The decrease was due to lower store expenses on a smaller store base, including a significant decrease in store rents for both closed stores and renegotiated rents for the ongoing store base. Subsequent to the filing of the Chapter 11 proceedings, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and reduced lease costs. Labor costs and depreciation were also lower on the smaller base. Also contributing to the favorable comparison were reduced advertising costs and lower corporate expenses. As a percentage of net sales, SG&A decreased 320 basis points to 32.1% for fiscal 2022, compared to 35.3% in fiscal year 2021.

Restructuring, impairment, and abandonment charges were $2.5 million during fiscal 2022, compared to $10.8 million during fiscal 2021, related to a software impairment charge of $2.0 million as well as $0.5 million in employee retention costs. These costs during fiscal 2021, were charges primarily related to executive severance and employee retention cost of $3.6 million, and intangible impairment charge of $1.6 million, as well as abandonment costs of $5.6 million related to the permanent closure of our stores and the Phoenix distribution center. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Our operating loss was $51.5 million during fiscal 2022 as compared to an operating loss of $49.0 million for fiscal 2021, an increase of $2.5 million. The operating loss in the current year was primarily the result of higher net sales, being driven by increased sales, lower restructuring, impairment, and abandonment charges, offset by lower margins from higher supply chain and transportation costs as discussed above.

Interest expense decreased $1.0 million to $7.2 million in fiscal 2022 compared to $8.2 million in the prior year. The decrease in fiscal 2022 primarily due to the amortization of financing fees incurred on our new revolving credit facility and our debtor-in-possession financing agreements, and accrued interest on our term loan. See Note 3 to our consolidated financial statements for additional information.

Reorganization items were a net expense of $1.0 million for fiscal 2022 compared to a net benefit of $60.0 million in fiscal 2021. The net expense during fiscal 2022 related primarily to $0.6 million loss of claims related cost and $0.4 million of professional and legal fees related to our reorganization. For fiscal 2021, reorganization items related primarily to a $66.2 million net gain from store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan and a $49.6 million gain due from the sale-leaseback transactions pursuant to the Plan of Reorganization. These benefits were partially offset by $34.6 million in professional and legal fees related to our reorganization as well as $20.0 million in non-cash charges related to execution of our Rights Offering.

Income tax expense for fiscal 2022 was $0.1 million compared to $0.3 million in fiscal 2021. The effective tax rates for fiscal 2022 and 2021 were (0.1%) and 8.9%, respectively. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized. A full valuation allowance is currently recorded against substantially all of our net deferred tax assets at July 2, 2022. The total valuation allowance at the end of fiscal years 2022, and 2021, was $68.0 million and $53.7 million, respectively. A deviation from the customary relationship between income tax benefit and pretax income results from utilization of the valuation allowance.

Our net loss for fiscal 2022 was $59.0 million, or diluted net loss per share of $0.70 compared to net earnings for fiscal 2021 of $3.0 million, or diluted net earnings per share of $0.05.

Fiscal Year Ended June 30, 2021, Compared to Fiscal Year Ended June 30, 2020

For a discussion of fiscal 2021 results of operations as compared to fiscal 2020 results of operations, please refer to Part II, Item 7, Management’s Discussion of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on September 13, 2021.

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

The following table reconciles net earnings (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Fiscal Years Ended
	July 2,	June 30,
	2022	2021
Net earnings (loss) (GAAP)	$(59,003)	$2,982
Depreciation and amortization	13,388	15,412
Interest expense, net	7,177	8,169
Income tax expense	73	291
EBITDA (non-GAAP)	$(38,365)	$26,854
Share based compensation expense (1)	5,881	2,054
Restructuring, impairment and abandonment charges (2)	2,462	10,834
Reorganization items, net (3)	961	(60,015)
Other (4)	(1,477)	—
Adjusted EBITDA (non-GAAP)	$(30,538)	$(20,273)
1)
Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period.

2)
For the year ended July 2, 2022, adjustments include restructuring and abandonment costs primarily related to a software impairment charge of $2.0 million and $0.5 million in employee retention costs. For the year ended June 30, 2021, adjustments include restructuring and abandonment costs primarily related to $3.6 million to executive severance and employee retention cost, intangible impairment charge of a $1.6 million as well as abandonment cost of $5.6 million related to the permanent closure of our stores and the Phoenix distribution center. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.
3)
For the year ended July 2, 2022, reorganization items net charges is $1.0 million from claims-related costs including professional and legal fees. For the year ended June 30, 2021, adjustments include a net $66.2 million gain due to the leases for store locations related to our permanent closure plan, as well as the lease for our Phoenix distribution center, which were rejected and the related lease liabilities were reduced to the amount of estimated claims allowable by the Bankruptcy Court (See note 1) as well as a $49.6 million gain due to the execution of a sale-leaseback agreement during the second quarter of 2021 on our owned real estate as part of our Plan of Reorganization (see note 1 and note 8). These were partially offset by reorganization costs primarily related to $34.6 million in professional & legal fees related to our reorganization as well as $20.0 million in non-cash charges related to the execution of our Rights Offering (see Note 1 and 7).
4)
For the year ended July 2, 2022, adjustments included non-cash benefit recognized related to cash settled awards in our long-term incentive plan, as well as gain on refinancing of the Post-Emergence ABL Facility (see Note 3).

Liquidity and Capital Resources

Cash Flows from Operating Activities

In fiscal 2022, cash used in operating activities was $61.6 million, compared to cash used in operating activities of $158.1 million in the prior fiscal year. Net cash used in operations in fiscal 2022 was primarily driven by inventory purchases and payments of operating expenses as part of ordinary course of business. In fiscal 2021, net cash used in operations was primarily driven by payments for bankruptcy court approved pre-petition claims, legal and professional fees and payments to the Company’s vendors for inventory.

Cash flows from Investing Activities

Net cash used in investing activities for the year ended July 2, 2022, of $6.5 million related primarily to capital expenditures in enhancements to our store fleet and new stores, as well as investments in technology. Net cash provided by investing activities for fiscal 2021 of $66.7 million related primarily to $68.6 million of proceeds from the sale of our corporate office and Dallas distribution center properties in a sale-leaseback transaction under our Plan of Reorganization, along with $1.9 million of property and equipment sold at the 197 stores that we permanently closed and was partially offset by $3.8 million of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities of $47.1 million for fiscal 2022 related primarily to the proceeds of $55.2 million from borrowings of $921.5 million and repayments of $866.3 million on our new revolving credit facility, partially offset by the repurchase of a portion of the outstanding principal amount of the Term Loan for $5.0 million and the payment of financing fees of $3.1 million. For additional information regarding our new revolving credit facility and the term loan, see Notes 2, 3 and 7 to our consolidated financial statements. Net cash provided by financing activities of $73.6 million for fiscal 2021 related primarily to the proceeds of $12.0 million from borrowings of $811.1 million and repayments of $799.1 million on our new revolving credit facility, $25.0 million from a term loan and $40.0 million from the Rights Offering, partially offset by the payment of financing fees of $3.2 million.

Capital Resources and Plan of Operation and Funding

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under an asset-based, senior secured revolving credit facility. During the pendency of our bankruptcy proceedings, we financed our operations with funds generated from operating activities and available cash and cash equivalents, and also had in place debtor-in-possession financing arrangements. We made no borrowings under our debtor-in-possession financing arrangements, and both were terminated on December 31, 2020, in connection with our legal emergence from bankruptcy.

Since the Company’s emergence from bankruptcy in December 2020, the Company’s results of operations have been negatively impacted by a variety of factors, including pandemic-related disruptions to supply chains and higher supply chain costs resulting from higher freight costs and other supply chain conditions, reduced store traffic and sales as a result of decades high inflation including increased fuel prices.

As described above, the Company entered into the New ABL Credit Agreement in May 2022 in order to bolster the Company’s liquidity. As of July 2, 2022, cash, and cash equivalents, excluding restricted cash, were $7.8 million and total liquidity, defined as cash and cash equivalents plus the $10.3 million availability for borrowing under the New ABL Facility and less $6.3 million in credit card receivables was $11.8 million.

As described above, the Company made an early borrowing of $5 million under the FILO B Delayed Incremental Loan in July 2022. Subsequent to the July 2022 borrowing, the Company experienced a further deterioration in its financial condition and liquidity and began to withhold payments from vendors beginning in late August 2022 and until completion of the Private Placement on September 20, 2022. The proceeds of the Private Placement were used (i) repay $7.5 million of the FILO A term loans and FILO B term loans under the New ABL Credit Agreement; (ii) repay of a portion of the Borrower’s revolving loans under the New ABL Credit Agreement; and (iii) pay transaction costs not to exceed approximately $5.0 million. In addition, remaining proceeds will be used for working capital and other general corporate purposes of the Company and its subsidiaries.

Going forward, and after giving effect to the proceeds of the Private Placement, we expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility. For a discussion of material cash requirements, see “Contractual Obligations” below.

Our liquidity may continue to be impacted going forward by factors such as higher supply chain costs resulting from higher freight costs and other supply chain conditions, and reduced store traffic and sales as a result of general economic and inflationary conditions.

Capital expenditures are anticipated to be $5.0 million for fiscal year 2023.

We do not presently have any plans to pay dividends or repurchase shares of our common stock. Under the terms of the New ABL Credit Agreement and the Term Loan and the Convertible Debt, we are subject to restrictions on our ability to pay dividends or repurchase shares of our common stock. Under the terms of the New ABL Credit Agreement and Term Loan, we must maintain certain minimum levels of borrowing availability, and do not anticipate any cash flows would be available for dividend payments.

Debt Covenants

The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. Pursuant to the New ABL Credit Agreement, the Borrower and its subsidiaries must maintain borrowing availability under the New ABL Facility at least equal to the greater of (i) $7.5 million and (ii) 7.5% of the Modified Revolving Loan Cap (as defined in the New ABL Credit Agreement). The Term Loan also includes this minimum borrowing availability covenant.

At July 2, 2022, we were in compliance with covenants in the New ABL Facility and Term Loan respectively. After giving effect to completion of the Private Placement, the Company expects to remain in compliance with such covenants over the next 12 months.

Impact of Inflation

Global inflation has increased significantly over the past year. In the United States, the Consumer Price Index for All Urban Consumers increased 9.1% over the twelve months ended June 30, 2022, as reported by the Bureau of Labor Statistics. The Company has experienced inflationary impacts as the dollar declines in value, customers' concerns heighten to preserve existing cash to cover for essential needs, which then lead to decline in revenue and increased inventory. Supply chain costs such as freight and shipping are particularly subject to inflationary pressures. We will continue to actively monitor the impact of inflation and the broader economic outlook on our operations and financial results and will take actions as deemed necessary.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our audited year end 2022 consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our significant estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates.

Impairment of Long-Lived Assets—We evaluate long-lived assets, principally property and equipment, and intangible assets, as well as lease right-of-use ("ROU") assets, for indicators of impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. Indicators of impairment may also include the planned closure of a store or facility, among others.

Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s (asset group’s) carrying amount. Then, when the fair value of the estimated future cash flows, on a discounted basis, is less than carrying amount, an impairment charge is recorded. The testing of an asset group for recoverability involves assumptions regarding the future cash flows of the asset group, the growth rate of those cash flows, and the remaining useful life over which an asset group is expected to generate cash flows. In the event we determine an asset group is not recoverable, the measurement of an estimated impairment loss involves a number of management judgments, including the selection of an appropriate discount rate, as well as various unobservable inputs incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Key market participant assumptions used for purposes of determining the fair value of our long-lived assets, including lease ROU assets, in connection with the fiscal 2021 impairment discussed above included market rent assumptions and the discount rate.

If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material. Additionally, we can provide no assurance that we will not have additional impairment charges in future periods as a result of changes in our operating results or assumptions.

Asset impairment and abandonment charges totaled $2.0 million and $5.6 million for fiscal 2022 and fiscal 2021, respectively, which were the result of a software abandonment charge, and our closing plans for stores and the Phoenix distribution center.

Our property and equipment, combined with our operating lease ROU assets totaled $185.4 million as of July 2, 2022, or approximately 52.3% of total assets, compared to $231.0 million as of June 30, 2021, or approximately 55.3% of total assets.

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

Markdowns—We utilize markdowns to promote the effective and timely sale of merchandise which allows us to consistently provide new merchandise to our customers. We also utilize markdowns coupled with promotional events to drive traffic and stimulate sales. Markdowns may be temporary or permanent. Temporary markdowns are for a designated period of time with markdowns recorded to cost of sales based on quantities sold during the period. Permanent markdowns and damaged goods are recorded to inventory and charged to cost of sales immediately based on the total quantities on hand at the time of the markdown. Markdowns and damages were 4.2% in fiscal 2022 and were 4.3% in fiscal 2021. Markdowns may vary throughout the quarter or year in timing.

The effect of a 0.5% markdown in the value of our inventory at July 2, 2022 would result in a decline in Gross margin and a reduction in our diluted earnings per share for fiscal 2022, of $0.7 million and $0.01 respectively.

Leases— Upon the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” starting in fiscal 2020, we determine whether an agreement contains a lease at inception based on our right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments, and the ROU assets represent our right to use the underlying assets for the respective lease terms.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimated reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $6.9 million, $0.6 million, and $1.0 million, respectively, at July 2, 2022 and $7.3 million, $1.2 million, and $1.0 million, respectively, at June 30, 2021.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims paid reduce our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $2.3 million, $3.4 million, and $7.0 million, respectively, for the fiscal year ended July 2, 2022; $1.4 million, $3.7 million and $7.8 million, respectively, for the fiscal year ended June 30, 2021; and $2.7 million, $3.3 million and $8.7 million, respectively, for the fiscal year ended June 30, 2020.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of July 2, 2022.

Contractual Obligations

We have 489 stores with total rent expense of $77.3 million, $73.5 million, and $118.3 million in fiscal 2022, fiscal 2021, and fiscal 2020 respectively. Our distribution center rent for fiscal 2022 was $9.1 million compared to $9.6 million in fiscal 2021 and $7.3 million in fiscal 2020. This is due to our having sold our corporate office and Dallas distribution center properties and land, in a sale-leaseback transaction and the additional rent incurred by that change and partially offset by a decrease in rent associated with Phoenix distribution center.

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

On May 9, 2022, the Company entered into the New ABL Credit Agreement and used a portion of the proceeds from borrowings under the New Facilities to repay all outstanding indebtedness under the Post-Emergence ABL Facility, along with accrued interest, expenses, and fees. As of July 2, 2022, we had $57.2 million of borrowings outstanding under the New ABL Facility and, $14.6 million of letters of credit outstanding. On July 11, 2022, pursuant to the Amendment of the New ABL Facility, the FILO B Lenders agreed to make the FILO B Delayed Incremental Loan to the Company in an aggregate amount of $5.0 million on July 11, 2022, instead of November 9, 2022.

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC, entered into the Term Loan Credit Agreement, which provided for a Term Loan of $25.0 million to the Company.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024, and bears interest at a rate of 14% per annum, with interest payable in-kind. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of July 2, 2022, the outstanding principal balance of the Term Loan was $24.0 million, net of debt issuance costs. For additional information regarding the New ABL Facility and the Term Loan, see Note 3 to our consolidated financial statements.

On September 20, 2022, the Company incurred $7.5 million in borrowings under the FILO C Convertible Notes and $27.5 million of borrowings under the Junior Convertible Notes. The FILO C Convertible Notes and the Junior Convertible Notes bear interest at a rate of SOFR plus 6.50%. Interest on the Convertible Debt is payable semiannually. Under the terms of the Convertible Debt, during the two-year period following the closing of the Private Placement, the Borrower may elect to pay interest on the Convertible Debt “in kind” by increasing the principal of the Convertible Debt by the amount of any such interest payable. The provisions of the intercreditor agreements relating to the Convertible Debt and other outstanding indebtedness of the Company require such payments to be made “in-kind” subject to certain limited exceptions applicable after the second anniversary of the closing of the Private Placement. On September 21, in connection with the SPV’s election to immediately convert a portion of the Junior Convertible Notes for 90,000,000 shares of the Company’s commons stock, $6,930,000 in aggregate principal amount of the Junior Convertible Notes were retired.

Though our self-insurance reserves represent an estimate of our future obligation and not a contractual payment obligation, we have disclosed our self-insurance reserves under "Critical Accounting Policies and Estimates - Insurance and Self-Insurance Reserves."

Seasonality

Our business is subject to seasonality, with a higher level of our net sales and operating income generated during the quarter ending December 31, which includes the holiday shopping season. Net sales in the quarters ended December 31, 2021, 2020, and 2019 accounted for approximately 34%, 29%, and 37% of our annual net sales for fiscal years 2022, 2021 and 2020, respectively. The rate for fiscal 2022 is impacted by the change in calendar year as defined above.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as interest rates. Based on our market risk sensitive instruments outstanding as of July 2, 2022, as described below, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tuesday Morning Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Tuesday Morning Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 2, 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period ended July 2, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2022, and the results of its operations and its cash flows for the period ended July 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 2, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 28, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Debt covenant compliance and going concern analysis

As described further in Note 1 to the consolidated financial statements, the Company’s Post-Emergence ABL Credit Agreement contains covenants that, among other items, require the Company to maintain a minimum borrowing availability. The principal assumptions in management’s cash flow analysis used to estimate future covenant compliance consisted of forecasts related to cash inflows and outflows including revenues, merchandise purchases, payroll and transportation costs (“principal assumptions”). We identified the evaluation of management’s forecasted debt covenant compliance and going concern analysis as a critical audit matter.

The principal consideration for our determination that debt covenant compliance and going concern analysis is a critical audit matter is that auditing the evaluation and disclosure of debt covenant compliance and going concern required significant auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future financial results and the related cash flows for at least twelve months from the date the financial statements are issued.

Our audit procedures related to the debt covenant compliance and going concern included the following, among others.

•
We evaluated the design and tested the operating effectiveness of controls over the Company's going concern assessment process, including controls over management’s process to forecast financial results and liquidity for one year after the date the financial statements are issued and management's review of significant assumptions and underlying data used in the forecast.

•
We obtained evidence of the sources and uses of proceeds received from the private placement completed on September 20, 2022.
•
We evaluated the principal assumptions used in management’s analysis for reasonableness by comparing the projected amounts or percentages to the actual historical results as well as the actual results subsequent to year-end. We also compared certain principal assumptions to industry data where relevant.
•
We evaluated the sensitivity and impact of reasonably possible changes in the projected revenues included in management's cash flow forecasts and liquidity position and compared those results to the sensitivity analysis performed by management.

Impairment of long-lived assets

As described further in Note 1 to the consolidated financial statements, the Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Long-lived assets, including property and equipment, net and operating lease right-of-use assets, are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. We identified the impairment of long-lived assets (“impairment analysis”) as a critical audit matter.

The principal consideration for our determination that the impairment analysis is a critical audit matter is the estimation uncertainty within management’s assumptions used to estimate the prospective financial information in the impairment analysis. The prospective financial information includes assumptions related to cash flows such as expected revenues, merchandise purchases, payroll and transportation costs (“significant assumptions”). In addition, to the extent further evaluation is required based on the undiscounted cash flows of the asset class, significant auditor judgment is necessary to determine the reasonableness of the estimated fair value of the asset groups.

Our audit procedures related to the impairment analysis included the following, among others.

•
We evaluated the design and tested the operating effectiveness of controls over the Company's impairment evaluation process. This included controls over management's review of impairment indicators and the significant assumptions and data inputs used to estimate cash flows on an undiscounted basis as well as the estimated fair value of certain asset groups.
•
We evaluated the Company’s determination of the appropriate asset groups where the impairment was assessed.
•
We evaluated the significant assumptions discussed above used to project the undiscounted cash flows by comparing the projected amounts or percentages to the actual historical results as well as the actual results subsequent to year-end, and compared certain significant assumptions to industry data where relevant.
•
We compared management’s estimated life of the asset groups to the average remaining life of the primary assets.
•
We performed a sensitivity analysis on revenues to evaluate changes in the cash flows of the asset groups that would result from changes in the underlying assumptions.
•
We utilized valuation specialists to assist in evaluating relevant market participant data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas

September 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tuesday Morning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tuesday Morning Corporation (the Company) as of June 30, 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2002 to 2021.

Dallas, Texas

September 13, 2021

Tuesday Morning Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	July 2,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,816	$6,534
Restricted cash	—	22,321
Inventories	148,462	145,075
Prepaid expenses	5,811	5,486
Other current assets	1,694	3,385
Total Current Assets	163,783	182,801
Property and equipment, net	28,442	37,784
Operating lease right-of-use assets	156,945	193,244
Deferred financing costs	3,129	2,459
Other assets	1,877	1,596
Total Assets	$354,176	$417,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$250	$—
Accounts payable	40,797	45,930
Accrued liabilities	33,491	46,454
Operating lease liabilities	52,258	54,632
Total Current Liabilities	126,796	147,016

Operating lease liabilities — non-current	115,926	156,240
Borrowings under revolving credit facility	62,191	12,000
Long term debt (see Note 3 for amounts due to related parties)	28,730	26,374
Other liabilities — non-current	1,546	4,453
Total Liabilities	335,189	346,083
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 at July 2, 2022, and June 30, 2021; 87,663,769 shares issued and 85,880,108 shares outstanding at July 2, 2022, and 87,988,233 shares issued and 86,204,572 shares outstanding at June 30, 2021	859	862
Additional paid-in capital	311,690	305,498
Retained deficit	(286,750)	(227,747)
Less: 1,783,661 common shares in treasury, at cost, at July 2, 2022 and at June 30, 2021, respectively	(6,812)	(6,812)
Total Stockholders’ Equity	18,987	71,801
Total Liabilities and Stockholders’ Equity	$354,176	$417,884

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020

Net sales	$749,809	$690,790	$874,895
Cost of sales	557,988	484,788	590,025
Gross margin	191,821	206,002	284,870
Selling, general and administrative expenses	240,870	244,155	330,572
Restructuring, impairment, and abandonment charges	2,462	10,834	113,492
Operating loss before interest, reorganization and other income (expense)	(51,511)	(48,987)	(159,194)
Other income (expense):
Interest expense	(7,177)	(8,169)	(3,845)
Reorganization items, net	(961)	60,015	(3,619)
Other income, net	719	414	551
Earnings (loss) before income taxes	(58,930)	3,273	(166,107)
Income tax provision	73	291	221
Net earnings (loss)	$(59,003)	$2,982	$(166,328)
Earnings Per Share
Net earnings (loss) per common share:
Basic	$(0.70)	$0.05	$(3.68)
Diluted	$(0.70)	$0.05	$(3.68)
Weighted average number of common shares:
Basic	84,885	60,584	45,208
Diluted	84,885	61,689	45,208

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Balance at June 30, 2019	46,683	$465	$241,456	$(63,800)	$(6,812)	$171,309
Net loss	—	—	—	(166,328)	—	(166,328)
Cumulative effect of change in accounting principle	—	—	—	(601)	—	(601)
Shares issued in connection with exercises of employee stock options	658	(10)	10	—	—	—
Share-based compensation expense	—	—	2,555	—	—	2,555
Balance at June 30, 2020	47,341	455	244,021	(230,729)	(6,812)	6,935
Net earnings	—	—	—	2,982	—	2,982
Shares issued in connection with a rights offering	38,182	382	59,577	—	—	59,959
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	682	25	49	—	—	74
Share-based compensation expense	—	—	1,851	—	—	1,851
Balance at June 30, 2021	86,205	862	305,498	(227,747)	(6,812)	71,801
Net loss	—	—	—	(59,003)	—	(59,003)
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(325)	(3)	311	—	—	308
Share-based compensation expense	—	—	5,881	—	—	5,881
Balance at July 2, 2022	85,880	$859	$311,690	$(286,750)	$(6,812)	$18,987

The accompanying notes are an integral part of these consolidated financial statements.

Tuesday Morning Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$(59,003)	$2,982	$(166,328)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,388	15,412	27,019
Loss on impairment and abandonment of assets	2,126	5,638	105,158
Intangible impairment charge	—	1,639	—
Amortization of financing costs and interest expense	4,719	7,177	1,606
Loss (Gain) on disposal of assets	82	(1,389)	46
Gain on sale-leaseback	—	(49,639)	—
Stock-based compensation	5,881	2,054	2,720
Gain on repurchase of term loan	(939)	—	—
Loss on refinancing of revolving credit facility	588	—	—
Rights Offering and Backstop agreement	—	19,990	—
Gain on lease terminations	—	(93,278)	—
Deferred income taxes	(118)	24	311
Construction allowances from landlords	548	451	1,312
Change in operating assets and liabilities:
Inventories	(3,387)	(30,114)	122,825
Prepaid and other current assets	982	323	(2,547)
Operating lease assets and liabilities	(6,815)	(7,941)	2,941
Accounts payable	(4,841)	(43,051)	2,726
Accrued liabilities	(13,228)	10,082	(3,105)
Other liabilities—non-current	(1,596)	1,585	(814)
Net cash provided by (used in) operating activities	(61,613)	(158,055)	93,870

Cash flows from investing activities:
Capital expenditures	(6,537)	(3,783)	(15,825)
Purchase of intellectual property	—	—	(27)
Proceeds from sale-leaseback	—	68,566	—
Proceeds from sales of assets	—	1,897	1,950
Net cash provided by (used in) investing activities	(6,537)	66,680	(13,902)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	921,533	811,031	308,506
Repayments of borrowings under revolving credit facility	(866,342)	(799,131)	(343,056)
Change in cash overdraft	—	—	(4,996)
Repurchase of term loan	(5,000)	—	—
Proceeds from term loan	—	25,000	—
Proceeds from Rights Offering	—	40,000	—
Proceeds from the exercise of employee stock options	459	45	—
Tax payments related to vested deferred stock awards	(151)	—	—
Payments on finance leases	(124)	(217)	(224)
Payments of financing fees	(3,264)	(3,174)	(4,917)
Net cash provided by (used in) financing activities	47,111	73,554	(44,687)
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,039)	(17,821)	35,281
Cash, cash equivalents and restricted cash, beginning of period	28,855	46,676	11,395
Cash, cash equivalents and restricted cash, end of period	$7,816	$28,855	$46,676
Supplemental cash flow information:
Interest paid	$5,857	$2,623	$2,141
Income taxes paid (refunded)	(352)	478	(104)

The accompanying notes are an integral part of these consolidated financial statements.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Other General Principles

Tuesday Morning Corporation, a Delaware corporation, and its wholly-owned subsidiaries, (collectively referred to as “Tuesday Morning”, the “Company”, “we”, “us”, and “our”), is a leading off-price retailer, specializing in name-brand, high-quality products for the home, including upscale textiles, furnishings, housewares, gourmet food, toys and seasonal décor at prices generally below those charged by boutique, specialty and department stores, catalogs and on‑line retailers in the United States. We operated 489 discount retail stores in 40 states as of July 2, 2022 (“fiscal 2022”). We operated in 490 discount retail stores in 40 states as of June 30, 2021 (“fiscal 2021”). We operated 685 discount retail stores in 39 states at June 30, 2020 (“fiscal 2020”). Our customer is a savvy shopper with discerning taste for quality at a value. Our strong value proposition has established a loyal customer base, who we engage regularly with social media, email, and digital media.

Listing

During the pendency of our bankruptcy proceedings, the Company’s common stock was delisted by the Nasdaq Stock Market, LLC (“Nasdaq”) and began trading on the OTC Pink marketplace under the symbol “TUESQ”. In January 2021, following our emergence from bankruptcy, the Company’s common stock began trading on the OTCQX market under the ticker symbol “TUEM.”

On May 24, 2021, Nasdaq approved our application for the relisting of the Company's common stock on The Nasdaq Capital Market. The Company’s common stock was relisted and commenced trading on The Nasdaq Capital Market at the opening of the market on May 25, 2021, under the ticker symbol “TUEM.”

On June 6, 2022, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the Nasdaq’s Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”).

Under Nasdaq Rule 5810(c)(3)(A), the Company will have a compliance period of 180 calendar days, or until December 5, 2022, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, during the 180-calendar day compliance period, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. The notification of noncompliance had no immediate effect on the listing of the Company’s common stock, which continues to be listed and traded on The Nasdaq Capital Market under the symbol “TUEM.”

The Company has committed to Nasdaq to seek stockholder approval of a reverse stock split at its next meeting of stockholders and to implement a reverse stock split promptly following such stockholder approval in order to regain compliance with the Minimum Bid Price Requirement.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Updates on COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our 687 stores nationwide, severely reducing revenues, resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, 685 of our stores gradually reopened as of the end of June 2020, and two stores were permanently closed during the fourth quarter of fiscal year 2020. In accordance with our bankruptcy plan of reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of fiscal 2021 and the closure of our Phoenix, Arizona distribution center (“Phoenix distribution center”) in second quarter of fiscal 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows and financial condition will depend on future developments, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that impacts of the COVID-19 pandemic continue, how fast economies will fully recover from the COVID-19 pandemic, the timing and extent of further impacts on traffic and consumer spending in our stores, the extent and duration of ongoing impacts to domestic and international supply chains and the related impacts on the flow, and availability and cost of products.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

The consolidated balance sheets as of July 2, 2022, and June 30, 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 2, 2022, June 30, 2021, and June 30, 2020 and the related notes (collectively referred to as the “consolidated financial statements”) were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The Company’s results of operations for fiscal year ended July 2, 2022, have been negatively impacted by a variety of factors, including pandemic-related disruptions to supply chains, reduced store traffic and sales as a result of decades high inflation including increased fuel costs, higher freight costs, transportation and other supply chain conditions. As of July 2, 2022, the gross margin decreased from the previous year to 25.6% compared to 29.8% at June 30, 2021. The decrease in gross margin as a percentage of net sales was primarily a result of higher supply chain and transportation costs recognized in the current year, partially offset by lower markdowns. These conditions combined with limited remaining borrowing availability under the New ABL Credit Agreement raised substantial doubt as to the Company’s ability to continue as a going concern as of July 2, 2022.

In connection therewith, and as discussed further in Note 12 to the consolidated financial statements, the Company made an early borrowing of $5 million under the FILO B term loan facility under the New ABL Credit Agreement. In addition, over the last three months, the Company also engaged in an extensive process to obtain additional financing to support the Company’s capital needs. As described further in Note 12 to the consolidated financial statements, on September 20, 2022, the Company completed the Private Placement, which result in an issuance of $35 million of convertible debt securities. The proceeds of the Private Placement were used (i) to repay $7.5 million of the FILO A term loans and FILO B term loans under the New ABL Credit Agreement; (ii) repayment of a portion of the Borrower’s revolving loans under the New ABL Credit Agreement; and (iii) payment of transaction costs not to exceed $5 million. In addition, remaining proceeds will be used for working capital and other general corporate purposes of the Company and its subsidiaries.

In evaluating the criteria from ASC 205-40-50, the Company considered several key factors related to changing conditions that impacted the Company’s ability to continue as a going concern such as cash and cash equivalents, ABL availability, total liquidity and additional financing of $35 million, and a strategic partnership to bring in a new line of products.

Accordingly, the Company re-evaluated its potential going concern disclosure requirements in accordance with ASC 205-40-50 as of the date of filing. Upon completion of this evaluation, the Company has concluded that as a result of the funds generated from the Private Placement, and the funds expected to be generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility will be sufficient to fund its planned operations and capital expenditure requirements for at least twelve months. Management’s expected plans to generate adequate funds from operating activities, include cost management of payroll, reductions in year over year distribution costs, the sale of new product categories, and better alignment of merchandise purchases and receipts with sales demand, among others. The Company believes these actions alleviate the substantial doubt about the Company’s ability to continue as a going concern. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable, as of September 28, 2022.

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

In early June 2020, in accordance with orders of the Bankruptcy Court, we commenced the process to close 132 store locations. By the end of July 2020, all of these stores were permanently closed. In mid-July 2020, we began the process to close an additional 65 stores following negotiations with our landlords, and those store closures were completed in August 2020. In total, we permanently closed 197 stores during the first quarter of fiscal 2021. In addition, we closed our Phoenix, Arizona distribution center ("Phoenix distribution center") in the second quarter of fiscal 2021.

On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement (the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Amended Plan and the Amended

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosure Statement contemplated the debt financing transactions described in Note 3 below under the caption “Post-Emergence Debt Financing Arrangements,” the exchange and Rights Offering (defined in Note 7 below) and the sale-leaseback transactions described in Note 8.

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

In accordance with the Plan of Reorganization, effective December 31, 2020 (the “Effective Date”), the Company’s board of directors was comprised of nine members, including five continuing directors of the Company, three new directors appointed by the Backstop Party (as defined in Note 7 below) and one director appointed by the equity committee in the Chapter 11 Cases.

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021, was exchanged for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering described under the caption "Equity Financing under the Plan of Organization" in Note 7. On February 9, 2021, the Company completed the equity financing contemplated by the Plan of Reorganization.

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

See Note 2 regarding Bankruptcy Accounting for further discussion.

Summary of Significant Accounting Policies

(a)
Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of Tuesday Morning Corporation, and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We have one operating segment and one reportable segment as our chief operating decision maker, the Executive Committee composed of the Chief Executive Officer, Chief Finance Officer, and other senior executives, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net earnings/(loss) in any period. We do not present a separate statement of comprehensive income, as we have no other comprehensive income items. On February 23, 2022, the board of directors of the Company approved a change in the fiscal year end from a calendar year ending on June 30 to a 52-53-week year ending on the Saturday closest to June 30, effective beginning with fiscal year 2022. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53- week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods.
(b)
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP'') requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.
(c)
Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At July 2, 2022, and June 30, 2021, credit card receivables from third party consumer credit card providers were $6.3 million and $3.2 million, respectively. Such receivables generally are collected within one week of the balance sheet date.
(d)
Restricted Cash—There was no restricted cash as of July 2, 2022. Restricted cash was $22.3 million, as of June 30, 2021, which was held in the Unsecured Creditor Claims Fund (defined below in Note 2).
(e)
Inventories—Inventories, consisting of finished goods, are stated at the lower of cost or net realizable value using the retail inventory method for store inventory and the specific identification method for warehouse inventory. We have a perpetual

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inventory system that tracks on-hand inventory and inventory sold at a stock-keeping unit (“SKU”) level. Inventory is relieved and cost of sales is recorded based on the current calculated cost of the item sold. Buying, distribution, freight and certain other costs are capitalized as part of inventory and are charged to cost of sales as the related inventory is sold. We charged $112.2 million, $95.1 million, and $97.8 million of such capitalized inventory costs to cost of sales for the fiscal years ended July 2, 2022, June 30, 2021, and June 30, 2020, respectively. We have capitalized $29.0 million and $24.2 million of such costs in inventory at July 2, 2022, and June 30, 2021, respectively.

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

We review our inventory during and at the end of each quarter to ensure that all necessary pricing actions are taken to adequately value our inventory at the lower of cost or net realizable by recording permanent markdowns to our on-hand inventory. Management believes these markdowns result in the appropriate prices necessary to stimulate demand for the merchandise. Actual recorded permanent markdowns could differ materially from management’s initial estimates based on future customer demand or economic conditions.

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

(g)
Deferred Financing Costs— Deferred financing costs represent costs paid in connection with obtaining bank and other long‑term financing. These costs for the term loan are reported in the balance sheet as a direct deduction from the face amount of the term loan and the ABL credit agreements (defined in Note 3 below) are presented as deferred financing costs in the balance sheet.
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

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act included certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate AMT credit. The Company has evaluated the CARES Act and it did not have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we continued to defer qualified payroll taxes through December 31, 2020. As of July 2, 2022, we have $2.6 million in current qualified deferred payroll taxes in “Accrued Liabilities" in the Consolidated Balance Sheets, which are due December 31, 2022.

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

The insurance liabilities we record are primarily influenced by the frequency and severity of claims and include a reserve for claims incurred but not yet reported. Our estimated reserves may be materially different from our future actual claim costs, and, when required adjustments to our estimate reserves are identified, the liability will be adjusted accordingly in that period. Our self‑insurance reserves for workers’ compensation, general liability and medical were $6.9 million, $0.6 million, and $1.0 million, respectively, at July 2, 2022, and $7.3 million, $1.2 million, and $1.0 million, respectively, at June 30, 2021.

We recognize insurance expenses based on the date of an occurrence of a loss including the actual and estimated ultimate costs of our claims. Claims are paid from our reserves and our current period insurance expense is adjusted for the difference in prior period recorded reserves and actual payments as well as changes in estimated reserves. Current period insurance expenses also include the amortization of our premiums paid to our insurance carriers. Expenses for workers’ compensation, general liability and medical insurance were $2.3 million, $3.4 million and $7.0 million, respectively, for the fiscal year ended July 2, 2022, $1.4 million, $3.7 million, and $7.8 million, respectively, for the fiscal year ended June 30, 2021, and $2.7 million, $3.3 million and $8.7 million, respectively, for the fiscal year ended June 30, 2020.

(j)
Revenue Recognition—Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax. Payment for our sales is due at the time of sale.

We maintain a reserve for estimated sales returns, and we use historical customer return behavior to estimate our reserve requirements. No impairment of the returns asset was indicated or recorded for the fiscal year ended July 2, 2022.

Gift cards are sold to customers in our stores, and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the Consolidated Statements of Operations. Breakage income recognized was $0.7 million, $0.4 million, and $0.8 million for the fiscal years ended July 2, 2022, June 30, 2021, and 2020, respectively. The gift card liability totals $1.1 million and $1.0 million included in “Accrued Liabilities” in the Consolidated Balance Sheets at July 2, 2022 and June 30, 2021, respectively (See Note 5).

(k)
Advertising—Costs for direct mail, television, radio, newspaper, digital and other media are expensed as the advertised events take place. Advertising expenses for the fiscal years ended July 2, 2022, June 30, 2021, and 2020 were $6.6 million, $8.3 million, and $18.6 million, respectively. We do not and did not receive consideration from vendors to support our advertising expenditures during fiscal 2022, 2021 and 2020.
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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal years ended July 2, 2022, and June 30, 2021, no stock options were granted. The fair value of each stock option granted during the fiscal year ended June 30, 2020, was estimated at the date of grant using a Black‑Scholes option pricing model, using the following assumptions:

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Risk-free interest rate	—	—	2.4%
Expected term (years)	—	—	4.6
Expected stock volatility	—	—	64.8%
Expected dividend yield	—	—	0.0%
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
(m)
Net Earnings/(Loss) Per Common Share—Basic net earnings/(loss) per common share for the fiscal years ended July 2, 2022, June 30, 2021, and 2020, was calculated by dividing net earnings/(loss) by the weighted average number of common shares outstanding for each period. Diluted net earnings/(loss) per common share for the fiscal years ended July 2, 2022, June 30, 2021, and 2020 was calculated by dividing net earnings/(loss) by the weighted average number of common shares including the impact of dilutive common stock equivalents and warrants (unless anti-dilutive) as shown in Note 10.
(n)
Impairment of Long‑Lived Assets and Long‑Lived Assets to Be Disposed Of—Long‑lived assets, principally property and equipment, including leasehold improvements, and lease right-of-use ("ROU") assets are reviewed for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If the carrying value of the asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, the Company will write the carrying value down to the fair value in the period identified. Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends, and operating and cash flow projections. We also perform an entity-wide assessment for impairment of shared assets such as our distribution center and corporate right of use assets using the residual cash flow method. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o)
Intellectual Property—Our intellectual property primarily consists of indefinite-lived trademarks. We evaluate annually whether the trademarks continue to have an indefinite life. Trademarks and other intellectual property are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present.

Due to change in the Company’s management in the fourth quarter of fiscal 2021 and their future strategy related to the reduced use of certain intellectual properties, the Company concluded the related assets no longer held value which resulted in a $1.6 million impairment of the intangible assets.

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

For leases that contractually result in an ARO, we record the net present value of the ARO liability and also record a related capital asset, in an equal amount. The estimated ARO liability is based on a number of assumptions, including costs to return facilities back to specified conditions, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense in our Consolidated Statements of Operations. The capitalized asset is depreciated on a straight-line basis over the useful life of the related leasehold improvements. Upon ARO fulfillment, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in our Consolidated Statements of Operations. Our ARO liability, which totaled $1.1 million as of July 2, 2022, is included in “Other liabilities—non-current” on our Consolidated Balance Sheet at July 2, 2022. Our ARO liability, which totaled $1.0 million as of June 30, 2021, is included in “Other liabilities—non-current” on our Consolidated Balance Sheet at June 30, 2021.

(q)
Leases—We adopted ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”) effective July 1, 2019 using the modified retrospective adoption method, which resulted in an adjustment to opening retained earnings of $0.6 million as of July 1, 2019 to recognize impairment of the opening right-of-use asset balance for two stores for which assets had been previously impaired under ASC 360, “Property, Plant, and Equipment.” We utilized the simplified transition option available in ASC 842, which allowed the continued application of the legacy guidance in ASC 840, including disclosure requirements, in the comparative periods presented in the year of adoption.

We conduct substantially all operations from leased facilities, including our corporate offices in Dallas and the Dallas warehouse, distribution, and retail complex, which were leased on December 31, 2020, subsequent to the sale and leaseback of those facilities on that date. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 10 years. Many of our leases include options to renew at our discretion. We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment under finance leases that generally expire within 5 years.

In addition, subsequent to the petition date noted above, we commenced negotiations with our landlords on substantially all of our ongoing leases, resulting in significant modifications and remeasurement recorded in the fiscal 2021. As a result of the remeasurements and terminations of rejected leases, we reduced our operating lease ROU assets by approximately $31.0 million and our operating lease liabilities by approximately $124.0 million, recording a gain of approximately $93 million, which would have been reduced by the $80.1 million impairment loss recorded on ROU assets in fiscal 2020, if the liability had been adjusted in the same fiscal year. The results of our fourth quarter fiscal 2020 impairment analysis indicated an impairment of our property and equipment as well as operating lease ROU assets at approximately 200 of our stores along with property and equipment of our Phoenix distribution center facility totaling $80.1 million, which is included in restructuring costs in the consolidated statement of operations for fiscal 2020. The impairments were the result of closing plans for these stores and the Phoenix distribution center. The $93 million gain was further reduced by an amount of estimated claims allowable by the bankruptcy court, resulting in a $66 million net gain which is included in Reorganization items, net (see Note 2) in the Consolidated Statement of Operations.

(r)
Legal Proceedings— Information related to the Chapter 11 Cases that were filed on May 27, 2020, is included in Note 1 (under the heading “Emergence from Chapter 11 Bankruptcy Proceedings”) and Note 2 in the Notes to Consolidated Financial Statements.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(s)
Accounting Pronouncements Recently Adopted— In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of fiscal 2022 and it did not result in a material impact to the Company’s consolidated financial statements.

In March 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815w-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This update is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange and is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. We adopted this standard in the first quarter of fiscal 2022 and it did not result in a material impact to the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. We do not have any receivables, hedging relationships, or lease agreements that reference LIBOR or another reference rate expected to be discontinued. We are currently evaluating the impact of the new guidance on our consolidated financial statements; however, we have determined that, of our current debt commitments as outlined in detail in Note 3, only the obligations under the Post-Emergence ABL Facility may be impacted by ASU 2020-04. Our Term Loan described in Note 3 has fixed interest rate and our New ABL Credit Agreement bears interest at a variable rate based on adjusted term Secured Overnight Financing Rate ("SOFR").

2. BANKRUPTCY ACCOUNTING

FASB ASC 852, Reorganizations (“ASC 852”) require that the consolidated financial statements, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. During the pendency of the Chapter 11 Cases until we qualified for emergence under ASC 852, the consolidated financial statements were prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business and reflect the application of ASC 852. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings were recorded in Reorganization items, net in our consolidated statements of operations.

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

As of July 2, 2022, we had zero cash held in the Unsecured Creditor Claim Fund held on the balance sheet for the payment of claims. As of June 30, 2021, we had $22.3 million of cash held in the Unsecured Creditor Claim Fund, recorded as restricted cash on the balance sheet for the payment of claims.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Plan of Reorganization was confirmed on December 23, 2020, and all listed material conditions precedent were resolved by the December 31, 2020, legal effective date of emergence as governed by the Bankruptcy Court. However, the closing of our Rights Offering was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of ASC 852 until that transaction closed on February 9, 2021.

We were not required to apply fresh start accounting based on the provisions of ASC 852 as there was no change in control and the entity’s reorganization value immediately before the date of confirmation was more than the total of all its post-petition liabilities and allowed claims.

Restructuring, Impairment and Abandonment Charges

Restructuring, impairment and abandonment charges are as follows (in thousands):

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020

Restructuring costs:
Severance and compensation related costs (adjustments)	$499	$3,557	$3,122
Professional fees	—	—	5,212
Total restructuring costs	$499	$3,557	$8,334

Impairment costs:
Corporate long-lived assets	$1,963	$—	$—
Intangible asset	—	1,639	—
Operating lease right-of-use assets	—	—	51,626
Distribution center long-lived assets	—	—	16,794
Store long-lived assets	—	—	11,656
Total impairment costs	$1,963	$1,639	$80,076

Abandonment costs:
Accelerated recognition of operating lease right-of-use assets	$—	$5,638	$25,082
Total abandonment costs	$—	$5,638	$25,082

Total restructuring, impairment and abandonment costs	$2,462	$10,834	$113,492

For the year ended July 2, 2022, restructuring, impairment and abandonment charges of $2.5 million primarily relate to software abandonment charges of $2.0 million and $0.5 million in employee retention cost. For the year ended June 30, 2021, restructuring and abandonment costs of $10.8 million primarily related to $3.6 million of executive severance and employee retention costs, intangible impairment charge of $1.6 million, as well as abandonment cost of $5.6 million related to the permanent closure of our stores and the Phoenix distribution center. For the year ended June 30, 2020, restructuring, impairment and abandonment charges of $113.5 million primarily related to (i) $80.1 million in impairment cost and $25.1 million in abandonment cost relating to our permanent store closing plan along with our decision to close the Phoenix distribution center; (ii) $5.2 million in pre-filing incremental professional fees; and (iii) $3.1 million in compensation costs related to a reorganization reduction in force completed prior to the filing of the Chapter 11 Cases. Decisions regarding store closures and the Phoenix distribution center were made in the fourth quarter of fiscal 2020, prior to filing the Chapter 11 Cases; however, the closure of the Phoenix distribution center was not completed until the second quarter of fiscal 2021.

Reorganization Items

Reorganization items included in our consolidated statement of operations represent amounts resulting from the Chapter 11 Cases are as follows (in thousands):

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Reorganization items, net:
Professional and legal fees	$367	$34,579	$3,619
Claims related costs	594	1,302	—
Gains on lease termination, net of estimated claims	—	(66,247)	—
Gain on sale-leaseback	—	(49,639)	—
Rights Offering and Backstop Agreement	—	19,990	—
Total reorganization items, net	$961	$(60,015)	$3,619

For the year ended July 2, 2022, reorganization items, net charges related to $0.6 million in net claims related costs and $0.4 million in professional and legal fees. For the year ended June 30, 2021, Reorganization items, net was a net gain of $60.0 million due to a net gain of $66.2 million resulting from the store lease terminations and the termination of our Phoenix distribution center lease under our permanent closure plan, and a $49.6 million gain on the sale-leaseback transactions under our Plan of Reorganization (see Note 1 and Note 8). These gains were partially offset by $34.6 million in professional and legal fees related to our reorganization costs as well as $20.0 million of charges related to the execution of our Rights Offering (see Note 1 and 7). The proceeds of the sales-leaseback transaction, along with other sources of financing, continue to be used to satisfy allowed claims and are categorized as Reorganization items, net.

For the year ended June 30, 2020, reorganization costs represent amounts incurred from the Petition Date onward directly resulting from the Chapter 11 Cases and consist of professional fees of $3.6 million.

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

Post-Emergence Financing Arrangements

On December 31, 2020, the Company and its subsidiaries entered into a Credit Agreement (the “Post-Emergence ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”) that provided for a revolving credit facility in an aggregate amount of $110.0 million (the “Post-Emergence ABL Facility”). The Post-Emergence ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. The Post-Emergence ABL Credit Agreement required the Company to maintain a minimum fixed charge coverage ratio if borrowing availability fell below certain minimum levels, after the first anniversary of the agreement. We were not required to be compliant per the lender agreement until after the first anniversary of the agreement.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the Plan of Reorganization, on December 31, 2020, three new directors were selected for membership on the Board of Directors by Osmium Partners (Larkspur SPV), LP, ("Larkspur SPV") an affiliate of Tensile and Osmium. Pursuant to the Term Loan Credit Agreement, Tensile and affiliates of Osmium held $19.0 million and $1.0 million, respectively, of the $25.0 million outstanding Term Loan. Representatives of Osmium and Tensile both hold seats on the board and therefore Osmium and Tensile are related parties to the Company (see Note 11).

New ABL Credit Agreement

On May 9, 2022, the Company, Tuesday Morning, Inc. (the “Borrower”) and each other subsidiary of the Company entered into a Credit Agreement (the “New ABL Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and 1903P Loan Agent, LLC, as FILO B documentation agent. The New ABL Credit Agreement replaced the Post-Emergence ABL Facility. The New ABL Credit Agreement provides for (i) a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”), which includes a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit, (ii) a first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO A Facility”) and (iii) an additional first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO B Facility” and, collectively with the New ABL Facility and the FILO A Facility, the “New Facilities”). In addition, under the original terms of the New ABL Credit Agreement, the Borrower had the right, on and following November 9, 2022, to request (x) an additional incremental loan under the FILO B Facility in an aggregate amount not to exceed $5.0 million (“FILO B Delayed Incremental Loan”), and (y) additional incremental commitments from the FILO B lenders to make additional loans in an aggregate amount not to exceed $5.0 million, subject to the satisfaction of certain conditions.

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

The New Facilities are secured by a first priority lien on all present and after-acquired tangible and intangible assets of the Company and its subsidiaries other than certain collateral that secures the Term Loan (as defined below). Each of the New Facilities will terminate, and outstanding borrowings thereunder will mature, on the earlier of (i) May 9, 2027, and (ii) the date that is 91 days prior to maturity of the Term Loan.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 9, 2022, the Borrower borrowed approximately $75.2 million under the New ABL Facility, $5.0 million under the FILO A Facility and $5.0 million under the FILO B Facility (collectively, the “Closing Date Loans”). A portion of the aggregate proceeds from the Closing Date Loans was used to (i) repay all outstanding indebtedness (the “Existing ABL Loans”) under the Post-Emergence ABL Facility, along with accrued interest, expenses and fees, (ii) purchase of a portion of the principal amount of the outstanding indebtedness (the “Term Loan”) under that certain Credit Agreement, dated as of December 31, 2020, by and among the Company, the Borrower, each of the subsidiary guarantors party thereto, the lenders party thereto (including Tensile Capital Partners Master Fund LP and affiliates of Osmium Partners, LLC) (collectively, the “Term Loan Lenders”), and Alter Domus (US) LLC, as administrative agent (the “Term Loan Credit Agreement”) for the aggregate purchase price of $5.0 million (the “Loan Repurchase”), and (iii) pay transaction costs related to the transactions described in the foregoing clauses (i) and (ii) and the execution and delivery of the New ABL Credit Agreement and related loan documents. The remainder of the proceeds from the Closing Date Loans, as well as the proceeds from future borrowings, will be used for working capital needs and other general corporate purposes.

As of July 2, 2022, we had $3.1 million in deferred financing costs net of amortization for the New ABL Facility.

As of July 2, 2022, we had $57.2 million of borrowings outstanding under the New ABL Facility and, $14.6 million of letters of credit outstanding. We had borrowing availability of $10.3 million under the New ABL Facility, as of July 2, 2022.

As further described in Note 12 below, on July 11, 2022, we entered into an amendment to the New ABL Credit Agreement pursuant to which the FILO B lenders agreed to provide FILO B Delayed Incremental Loan on July 11, 2022, and we entered into an additional amendment to the New ABL Credit Agreement on September 20, 2022, in connection with the Private Placement (defined in Note 12 below).

Amendment to Term Loan Credit Agreement

On May 9, 2022, the Company, the Borrower, certain subsidiaries of the Company, certain of the Term Loan Lenders (the “Consenting Lenders”), and Alter Domus (US) LLC, as administrative agent, entered into an amendment to the Term Loan Credit Agreement (the “Term Loan Credit Agreement Amendment”), pursuant to which, among other things, (i) each Consenting Lender agreed to the Loan Repurchase, (ii) concurrently with the consummation of the Loan Repurchase, each Consenting Lender agreed to waive and forgive an amount of the accrued and unpaid interest owed to such Consenting Lender , (iii) it was agreed that immediately, automatically and permanently upon the consummation of the Loan Repurchase, the Term Loans assigned pursuant to the Loan Repurchase would be deemed cancelled and of no further force and effect and (iv) the Term Loan Credit Agreement was amended to, among other things, (x) provide that the Borrower and its subsidiaries shall not permit the borrowing availability under the New ABL Facility to be less than the greater of (A) $7.5 million and (B) 7.5% of the Modified Revolving Loan Cap, (y) permit the Borrower to borrow on the $5.0 million committed FILO B accordion, subject to certain conditions, on and following November 9, 2022, and (z) provide that, commencing with the 12-month period (each, a “Test Period”) ending September 30, 2023, and for each subsequent Test Period ending on the last day of each fiscal month of the Company and TMI Holdings, Inc. (“Intermediate Holdings” and, together with the Company, “Holdings”) thereafter, Holdings shall not permit the Total Secured Net Leverage Ratio (as defined below) as of the last day for any such Test Period to be greater than (A) for any Test Period ending on or prior to the last day of Holdings’ December 2023 fiscal month, 8.00:1.00, or (B) for any Test Period ending on or after the last day of Holdings’ January 2024 fiscal month, 6.00:1.00. For purposes of the Term Loan Credit Agreement, “Total Secured Net Leverage Ratio” means, for any Test Period, Holdings and its subsidiaries’ Consolidated Secured Indebtedness (as defined in the Term Loan Credit Agreement) as of the last day of such Test Period divided by EBITDA (as defined in the Term Loan Credit Agreement) for such Test Period.

Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024, and bears interest at a rate of 14% per annum, with interest payable in-kind (“PIK”). Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the Post-Emergence ABL Facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment after the first anniversary of the date of issuance at prepayment price equal to the greater of (i) the original principal amount of the Term Loan plus accrued interest thereon, and (ii) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default.

The following table provides details on our long-term debt (in thousands):

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	July 2,	June 30,
	2022	2021
Term loan balance	$24,400	$25,000
Debt issuance costs, net	(420)	(432)
Accrued paid-in-kind interest	—	1,806
FILO A, non-current	4,750	—
Loan balance, ending	$28,730	$26,374

At July 2, 2022, we were in compliance with covenants in the New ABL Facility and Term Loan respectively.

As further described in Note 12 below, on July 11, 2022, we entered into an amendment to the Term Loan in connection with an amendment to New ABL Credit Agreement pursuant to which the FILO B lenders agreed to provide FILO B Delayed Incremental Loan on July 11, 2022, and we entered into an additional amendment to the Term Loan on September 20, 2022, in connection with the Private Placement.

Interest Expense

Interest expense for fiscal year 2022 for the New ABL Facility, the Post-Emergence ABL Facility, and the Term Loan of $7.2 million, was comprised of commitment fees of $2.2 million, amortization of financing fees of $1.6 million, and interest paid and PIK for the New ABL Facility and Post-Emergence ABL Facility of $3.4 million. Interest expense for fiscal year 2021 from the Post-Emergence ABL Facility, the DIP ABL Credit Agreement and the Term Loan of $8.2 million was comprised of the amortization of financing fees of $5.5 million, commitment fees of $0.8 million, and interest paid on the Post-Emergence ABL Facility and accrued PIK interest on the Term Loan of $1.9 million. Interest expense for fiscal year 2020 from the Pre-Petition ABL Credit Agreement of $1.9 million was comprised of interest of $1.5 million, commitment fees of $0.2 million, and the amortization of financing fees of $0.2 million.

Fair Value Measurements

The fair value of our Term Loan was determined based on observable market data provided by a third party for similar types of debt which are considered Level 2 inputs within the fair value hierarchy. The carrying value of our long-term debt as of July 2, 2022, and June 30, 2021 was $28.7 million and $26.4 million, respectively. The fair value of our long-term debt as of July 2, 2022, and June 30, 2021, was $28.9 million and $29.6 million respectively.

4. PROPERTY AND EQUIPMENT, net

Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	July 2,	June 30,
	2022	2021
Furniture and fixtures	$47,501	$47,587
Equipment	50,191	50,231
Software	41,880	41,575
Leasehold improvements	51,386	49,651
Assets under finance lease	680	681
	191,638	189,725
Less accumulated depreciation	(163,196)	(151,941)
Net property and equipment	$28,442	$37,784

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter fiscal 2021, we sold our corporate office and Dallas distribution center properties and land with a total net book value of $18.9 million in a sale-leaseback transaction (see further discussion in Note 8 below). Gains related to the sale or other disposal of such assets are presented in Reorganization items, net on our Consolidated Statement of Operations (See Note 2).

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	July 2,	June 30,
	2022	2021
Sales and use tax	$3,854	$2,698
Self-insurance reserves	8,451	9,405
Wages, benefits and payroll taxes	5,892	9,639
Property taxes	1,476	1,510
Freight and distribution	6,484	8,658
Capital expenditures	122	348
Utilities	1,261	1,466
Gift card liability	1,095	1,045
Reorganization expenses	20	6,337
Other expenses	4,836	5,348
Total accrued liabilities	$33,491	$46,454

6. INCOME TAXES

Income tax provision/(benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Fiscal Year Ended July 2, 2022
Federal	$—	$(96)	$(96)
State and local	191	(22)	169
Total	$191	$(118)	$73
Fiscal Year Ended June 30, 2021
Federal	$—	$20	$20
State and local	267	4	271
Total	$267	$24	$291
Fiscal Year Ended June 30, 2020
Federal	$(286)	$306	$20
State and local	196	5	201
Total	$(90)	$311	$221

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between income taxes computed at the statutory federal income tax rate of 21% and taxes recognized in the Consolidated Statements of Operations was as follows (in thousands):

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Federal income tax (benefit) expense computed at statutory rate	$(12,375)	$687	$(34,883)
State income taxes, net of related federal tax benefit (excluding state valuation allowance)	(3,051)	3,133	(6,874)
Increase (decrease) in state valuation allowance	3,202	(2,919)	7,033
Increase (decrease) in federal valuation allowance	11,816	(11,637)	34,586
Federal tax credits	(244)	(113)	(91)
Stock option expiration or deficiencies	556	250	620
Warrant issue expenses	—	4,324	—
Reorganization expenses	19	6,202	—
Other, net	150	364	(170)
Provision for income taxes	$73	$291	$221

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of July 2, 2022, and June 30, 2021, all of which are classified as non-current in our Consolidated Balance Sheets, were comprised of the following (in thousands):

	July 2,	June 30,
	2022	2021
Deferred tax assets:
Other payroll and benefits	$384	$1,182
Inventory reserves	604	931
Self-insurance reserves	2,083	2,318
Share-based compensation	1,981	1,800
Other current assets	1,007	1,160
Operating lease liabilities	41,503	52,008
Property and equipment	2,992	727
Disallowed interest expense	6,671	2,954
Net operating loss and tax credits	54,327	41,833
Other noncurrent assets	435	556
Total gross deferred tax assets	$111,987	$105,469
Deferred tax liabilities:
Inventory costs	$3,855	$2,924
Prepaid supplies	1,436	1,353
Operating lease - right of use	38,681	47,627
Total gross deferred tax liabilities	43,972	51,904
Valuation allowance	(68,015)	(53,683)
Net deferred tax liability	$—	$(118)

During fiscal 2013, we established a valuation allowance related to deferred tax assets. In assessing whether a deferred tax asset would be realized, we considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and loss carry back potential in making this assessment. In evaluating the likelihood that sufficient future earnings would be available in the near future to realize the deferred tax assets, we considered our cumulative losses over three years including the then-current year. Based on the foregoing, we concluded that a valuation allowance was necessary, and based on our results since fiscal 2013, we have continued to conclude that a full tax valuation allowance is necessary. In fiscal 2022, the deferred tax asset valuation allowance, increased $14.3 million, due to our operating income for fiscal 2022 and non-deductible reorganization costs.

We have federal net operating loss carryforwards of $200.5 million. These losses can only be carried forward and utilized to offset future taxable income. Of this carryforward amount, $73.7 million will expire in fiscal years 2033 through 2037 if not utilized before then.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining $126.8 million can be carried forward indefinitely, due to provisions of the TCJA. The Company also has federal tax credit carryforwards of $3.8 million. These carryforwards will expire in fiscal years 2032 through 2042 if not utilized before then. Additionally, we have tax effected state net operating loss carryforwards of $8.4 million, which will expire throughout fiscal years 2022 through 2042 filings, if not utilized before then.

Following the completion of the private placement, a change of control of the Company occurred, which is a triggering event for Section 382 of the Internal Revenue Code, its impact on the realization of positive tax attributes will be evaluated. The change in control is expected likely to result in restrictions on the Company's use of its net operating losses and certain other tax attributes in future periods.

Accounting for Uncertainty in Income Taxes

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2019	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2020	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at June 30, 2021	$147
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Balance at July 2, 2022	$147

The balance of taxes, interest, and penalties at July 2, 2022, that if recognized, would affect the effective tax rate is $0.4 million. We classify and recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. No interest or penalties were paid in the tax years ended July 2, 2022, June 30, 2021, and 2020.

We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease the effective tax rate within 12 months as of July 2, 2022.
7. COMMON STOCK & SHARE‑BASED INCENTIVE PLANS

Increase in Authorized Capital Stock

As provided in the Plan of Reorganization, the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, to 200,000,000 shares. The Company had 85,880,108 shares of common stock outstanding as of July 2, 2022. See Note 12 for information regarding the issuance of additional common stock in connection with the Private Placement

Equity Financing under Plan of Reorganization

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

The subscription period for the Rights Offering expired on February 1, 2021, with eligible holders subscribing to purchase approximately $19.8 million of the company’s common stock, with the Backstop Party purchasing the remaining $20.2 million of the company’s common stock. On February 9, 2021, the Company closed on the Rights Offering and recorded proceeds of $40.0 million and recognized

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a non-cash charge of approximately $14.5 million as a result of the change in fair value of the Company’s common stock issued to the Backstop Party as measured from the consummation of the Exchange through the close date (“Backstop Premium”). The change in fair value was determined by reference to the Company’s stock price, traded over the counter, discounted for the restrictions that limited the holders ability to resell securities until they were registered pursuant to a Registration Rights Agreement entered into on February 9, 2021 between the Company and Backstop Party.

In addition, on February 9, 2021, the Company issued warrants with rights to purchase 10 million shares of common stock with an exercise price of $1.65 and a five-year term to the Backstop Party (“Warrants”). The Company classified the Warrants as equity instruments and recognized expense of $3.5 million measured at fair value using the Black-Scholes model. Significant inputs used in the model were: i) An expected term of 5 years; ii) a volatility rate of 37.98%; iii) a risk-free interest rate of 0.36%; iv) a discount for lack of marketability of 30%. Finally, on February 9, 2021, the Backstop Party received a backstop fee in the amount of $2.0 million (payable in shares of common stock valued at $1.10 per share) that was classified as an equity instrument. The non-cash charges of approximately $14.5 million for the Backstop Premium, the $3.5 million of expense related to the Warrants, and backstop fee of approximately $2.0 million are recorded in Reorganization items, net in our Consolidated Statements of Operations for the fiscal year ended June 30, 2021. In accordance with the terms of the Plan of Reorganization, all proceeds from the Rights Offering were used to make payments of the claims of general unsecured creditors in the Chapter 11 Cases.

Ownership Restrictions

In order to continue to assist the Company in preserving certain tax attributes (the “Tax Benefits”), the Company’s Amended and Restated Certificate of incorporation imposes certain restrictions on the transferability and ownership of the Company’s capital stock (the “Ownership Restrictions”). Subject to certain exceptions, the Ownership Restrictions restrict (i) any transfer that would result in any person acquiring 4.5% or more of our Common Stock, (ii) any transfer that would result in an increase of the ownership percentage of any person already owning 4.5% or more of our Common Stock, or (iii) any transfer during the five-year period following December 31, 2020 that would result in a decrease of the ownership percentage of any person already owning 4.5% or more of our Common Stock. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, any transferee receiving shares of our Common Stock that would result in a violation of the Ownership Restrictions will not be recognized as a stockholder of the Company or entitled to any rights of stockholders. The Company’s Amended and Restated Certificate of Incorporation allows the Ownership Restrictions to be waived by the Company’s board of directors on a case-by-case basis. The board of directors has taken action to waive the restrictions with respect to sale of shares acquired in the Rights Offering by the Backstop Party.

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

In order to allow completion of the Private Placement, the board of directors waived these restrictions with respect to the securities purchased in the Private Placement. On September 21, 2022, following the closing of the Private Placement, the SPV elected to immediately convert a portion of the Convertible Debt into 90,000,000 shares of the Company’s common stock and acquired majority ownership of the Company’s common stock. As a result, a change of control of the Company occurred, which is triggering event for Section 382 of the Internal Revenue Code, its impact on the realization of positive tax attributes will be evaluated immediately. It is expected likely to result in restrictions on the Company’s ability to use of its net operating losses and certain other tax attributes in future periods.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options granted under the 2008 Plan and the 2014 Plan typically vest over periods of one to four years and expire ten years from the date of grant. Options granted under the 2008 Plan and the 2014 Plan may have certain performance requirements in addition to service terms. If the performance conditions are not satisfied, the options are forfeited. The exercise prices of stock options outstanding at July 2, 2022, range between $1.64 per share and $19.36 per share. The 2008 Plan terminated with respect to the granting of new awards as the 2014 Plan became effective to provide new awards as of September 16, 2014. There were 2.5 million shares available for grant under the 2014 Plan at July 2, 2022.

Following is a summary of transactions relating to the 2008 Plan and 2014 Plan options for the fiscal years ended July 2, 2022, June 30, 2021, and 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding at June 30, 2019	3,698,043	5.63	7.10	$—
Granted during year	12,000	1.64
Exercised during the year	—	—
Forfeited or expired during year	(1,015,427)	6.22
Options Outstanding at June 30, 2020	2,694,616	5.33	6.11	$—
Granted during year	—	—
Exercised during the year	(22,308)	1.98
Forfeited or expired during year	(327,565)	5.37
Options Outstanding at June 30, 2021	2,344,743	5.36	4.70	$1,642,845
Granted during year	—	—
Exercised during the year	(187,538)	2.45
Forfeited or expired during year	(1,228,009)	5.03
Options Outstanding at July 2, 2022	929,196	$6.39	3.07	$—
Options Exercisable at July 2, 2022	905,633

The weighted average grant date fair value of stock options granted during the fiscal year ended June 30, 2020, was $0.83 per share. There were no stock options granted during the fiscal years ended July 2, 2022, and June 30, 2021.

The aggregate intrinsic value of stock options exercised was $280.8 thousand, $43.6 thousand, and $0 during the fiscal years ended July 2, 2022, June 30, 2021, and 2020, respectively. At July 2, 2022, we had $8.5 thousand of total unrecognized share‑based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.41 years.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at July 2, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.64 - $2.10	130,424	3.16	$2.03	125,549	$2.05
$2.45 - $3.12	77,393	3.71	2.58	77,393	2.58
$3.25 - $3.25	105,808	4.50	3.25	87,120	3.25
$5.45 - $5.59	53,293	1.38	5.54	53,293	5.54
$5.95 - $5.95	200,000	2.94	5.95	200,000	5.95
$6.71 - $6.71	88,176	4.04	6.71	88,176	6.71
$7.90 - $7.90	134,772	3.17	7.90	134,772	7.90
$7.91 - $14.72	86,372	1.21	11.40	86,372	11.40
$18.42 - $18.42	22,596	2.15	18.42	22,596	18.42
$19.36 - $19.36	30,362	2.61	19.36	30,362	19.36
	929,196	3.07	6.39	905,633	6.48

Restricted Stock Awards/Units

The 2008 Plan and the 2014 Plan authorize the grant of restricted stock and restricted stock unit awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan, but restricted stock awards granted under the 2008 Plan are still outstanding. Restricted stock awards are not transferable but bear certain rights of common stock ownership including voting and dividend rights. Restricted stock units are not transferable and do not have voting or dividend rights. Restricted shares or units are valued at the fair market value of our common stock at the date of award. Restricted shares and units may be subject to certain performance requirements. If the performance requirements are not met, the restricted shares or units are forfeited. Under the 2008 Plan, the 2014 Plan and the inducement awards described below, as of July 2, 2022, there were 238,711 shares of restricted stock awards and 7,634,279 restricted stock units outstanding with award vesting periods, both performance-based and service-based, of one to four years and a weighted average grant date fair value of $1.94 and $2.21 per share, respectively. On May 19, 2021, Fred Hand was awarded 1,230,769 performance-based and 1,538,462 service based restricted stock units as an inducement to become CEO. These awards vest over a period of one to five years. In addition, on September 15, 2021, Marc Katz was awarded 867,052 performance-based and 867,052 service based restricted stock units as an inducement to become chief operating officer, and Paul Metcalf was awarded 578,035 performance-based and 289,017 service based restricted stock units as an inducement to become chief merchant.

The following table summarizes information about restricted stock units, performance stock units, restricted stock awards and performance stock awards granted and outstanding for the fiscal years ended July 2, 2022, June 30, 2021, and 2020:

	Restricted and Performance Stock Units Number of Shares	Weighted- Average Fair Value at Date of Grant	Restricted and Performance Stock Awards Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at June 30, 2019	57,693	$3.25	1,839,861	$3.36
Granted during year	57,693	1.58	1,422,927	1.63
Vested during year	(57,693)	1.58	(446,987)	3.55
Forfeited during year	—	—	(836,321)	2.38
Outstanding at June 30, 2020	57,693	$3.25	1,979,480	$2.43
Granted during year	3,021,924	2.81	1,121,250	1.50
Vested during year	(57,693)	1.91	(595,190)	2.26
Forfeited during year	—	—	(797,172)	2.29
Outstanding at June 30, 2021	3,021,924	$2.83	1,708,368	$1.94
Granted during year	5,580,713	2.02	—	—
Vested during year	(619,264)	3.24	(800,984)	1.71
Forfeited during year	(349,094)	2.72	(668,673)	2.25
Outstanding at July 2, 2022	7,634,279	$2.21	238,711	$1.84

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Settled Awards

In the fiscal years ending 2022, 2021, and 2020 we granted stock-based awards to certain employees, which vest over a period of three to four years, and will be settled in cash (“cash settled awards”). Both performance based and service-based awards were granted. Except for the performance-based awards which have been deemed unlikely to vest, the fair value of the cash settled awards at each reporting period is based on the price of our common stock. The fair value of the cash settled awards will be remeasured at each reporting period until the awards are settled.

The following table summarizes the activity of cash settled awards during fiscal 2022, 2021, and 2020.

	Performance Based	Service Based	Total
Outstanding at June 30, 2019	—	—	—
Grant during year	287,348	1,132,548	1,419,896
Vested during year	—	—	—
Forfeited during year	—	(269,616)	(269,616)
Outstanding at June 30, 2020	287,348	862,932	1,150,280
Grant during year	—	—	—
Vested during year	—	(208,328)	(208,328)
Forfeited during year	(143,675)	(105,030)	(248,705)
Outstanding at June 30, 2021	143,673	549,574	693,247
Grant during year	—	565,492	565,492
Vested during year	—	(177,719)	(177,719)
Forfeited during year	(84,223)	(202,270)	(286,493)
Outstanding at July 2, 2022	59,450	735,077	794,527

The liability associated with the cash settled awards was $0.2 million and $1.7 million at July 2, 2022 and June 30, 2021, respectively.

Share-based compensation costs: We recognized share‑based compensation costs as follows (in thousands):

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Amortization of share-based compensation during the period	$5,881	$1,851	$2,555
Amounts capitalized in inventory	(1,194)	(410)	(681)
Amount recognized and charged to cost of sales	1,233	613	846
Amounts charged against income for the period before tax	$5,920	$2,054	$2,720

Share-based Compensation from Related Party to CEO

Upon his appointment as the Company’s Chief Executive Officer, Fred Hand entered into agreements with Osmium Partners, LLC., pursuant to which Mr. Hand became entitled to receive 30% of all carry distributions (“Carried Interest”) payable by certain members of Osmium Partners (Larkspur SPV) LP (Larkspur “SPV”) in respect of its approximately 31.4% of the outstanding shares of common stock of the Company, at the date of the Carried Interest Arrangement, May 4, 2021 (including warrants to purchase 10,000,000 shares of common stock), to Osmium Partners, LLC, the Larkspur SPV’s carry partner.

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

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity, are share-based payment transactions to be accounted for unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity, and that entity makes a share-based payment to its employee

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in exchange for services rendered. The Company concluded that the Carried Interest entitlement granted by Osmium Partners, LLC to Mr. Hand falls under this category and therefore it is treated as share-based compensation in the accounts of the Company. We performed a valuation on the Carried Interest to determine the Level 2 fair value measurement, using: the Option Pricing method. The significant inputs utilized in the model assumed the following: i) a risk-free interest rate of 0.34%: ii) a volatility rate of 70.0%; iii) an expected time to liquidity of 3 years; iv) a discount for lack of marketability of 25% and v) expected dividend of 0%. Shared-based compensation expense with respect to the Carried Interest Agreement was $0.5 million and $0.1 million for fiscal 2022 and 2021 respectively.

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

The two leases, associated with the transaction, were recorded as operating leases. As of July 2, 2022, we will pay approximately $7.6 million in fixed rents and in-substance fixed rents, over the remaining lease term for the corporate office and we will pay approximately $8.6 million in fixed rents and in-substance fixed rents for the Dallas distribution center property over the remaining lease term, including the one-year option period as noted above. Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

In accordance with ASC 842, we determine whether an agreement contains a lease at inception based on our right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. Lease liabilities represent the present value of future lease payments, and the ROU assets represent our right to use the underlying assets for the respective lease terms.

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

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost are as follows (in thousands):

	Fiscal Years Ended
	July 2,	June 30,
	2022	2021
Operating lease cost	$67,724	$62,617
Variable lease cost	9,568	10,924
Amortization of right-of-use assets	124	210
Interest on lease liabilities	1	8
Total lease cost	$77,417	$73,759

The table below presents additional information related to the Company’s leases as follows:

	Fiscal Years Ended
	July 2,	June 30,
	2022	2021
Weighted average remaining lease term (in years)
Operating leases	4.1	4.6
Finance leases	—	0.7
Weighted average discount rate
Operating leases	9.1%	8.5%
Finance leases	0.0%	2.4%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Fiscal Years Ended
	July 2,	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75,132	$64,496
Operating cash flows from finance leases	$1	$9
Financing cash flows from finance leases	$124	$217
Right-of-use assets obtained in exchange for operating lease liabilities	$15,522	$(107,497)

Maturities of lease liabilities were as follows as of July 2, 2022 (in thousands):

Operating Leases
Fiscal year:
2023	$65,051
2024	48,755
2025	35,474
2026	22,246
2027	16,604
Thereafter	15,023
Total lease payments	$203,153
Less: Interest	34,969
Total lease liabilities	$168,184
Less: Current lease liabilities	52,258
Non-current lease liabilities	$115,926

There were no financing lease agreements at July 2, 2022. Current and non-current finance lease liabilities are recorded in “Accrued liabilities” and “Other liabilities – non-current”, respectively, on our Consolidated Balance Sheets. As of July 2, 2022, and June 30, 2021, there were no operating lease payments for legally binding minimum lease payments for leases signed by not yet commenced.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for real estate leases for the fiscal years ended July 2, 2022, June 30, 2021, and 2020 was $77.3 million, $73.5 million, and $118.3 million, respectively. Rent expense includes minimum base rent as well as contractually required payments for maintenance, insurance and taxes on our leased store locations and distribution centers.

Total lease cost in fiscal 2022 was $77.4 million, including finance lease costs. Total lease costs of $73.8 million for fiscal 2021 excludes $5.6 million recorded for accelerated recognition of rent expense due to our abandonment of our Phoenix distribution center.

9. 401(K) PROFIT SHARING PLAN

We have a 401(k) profit sharing plan for the benefit of our full‑time employees who become eligible after one month of service, and for our part-time employees who become eligible after both 12 months of service and a minimum of 1,000 hours worked. Under the plan, eligible employees may request us to deduct and contribute from 1% to 75% of their salary to the plan, subject to Internal Revenue Service Regulations. We match each participant’s contribution up to 4% of participant’s compensation. We expensed contributions of $1.4 million for three consecutive fiscal years ended July 2, 2022, June 30, 2021, and 2020, respectively.

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

The following table sets forth the computation of our basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Fiscal Years Ended
	July 2,	June 30,	June 30,
	2022	2021	2020
Net earnings/(loss)	$(59,003)	$2,982	$(166,328)
Less: Income to participating securities	—	(135)	—
Net earnings/(loss) attributable to common shares	$(59,003)	$2,847	$(166,328)
Weighted average common shares outstanding—basic	84,885	60,584	45,208
Effect of dilutive stock equivalents	—	1,105	—
Weighted average common shares outstanding—dilutive	84,885	61,689	45,208
Net earnings/(loss) per common share—basic	$(0.70)	$0.05	$(3.68)
Net earnings/(loss) per common share—diluted	$(0.70)	$0.05	$(3.68)

For July 2, 2022, June 30, 2021, and 2020, options and awards representing the rights to purchase approximately 4.5 million, 2.8 million and 3.9 million weighted average shares respectively, were excluded in the dilutive earnings per share calculation because the assumed exercise of such options would have been anti-dilutive. On February 9, 2021, as part of the Rights Offering, the Company issued warrants to purchase 10 million shares of common stock with an exercise price of $1.65 and a five-year term, all which remained outstanding and anti-dilutive as of July 2, 2022.

See Note 12 below for a discussion of the Private Placement, pursuant to which the Company issued debt securities convertible for shares of the Company’s common stock. The Private Placement was completed on September 20, 2022.

11. RELATED PARTY

On November 16, 2020, following approval of the Bankruptcy Court, the Company and Osmium entered into a backstop commitment agreement, pursuant to which Osmium Partners agreed that they or an affiliate would serve as the Backstop Party and purchase all unsubscribed shares for a price of $1.10 per share in a $40 million Rights Offering, pursuant to which eligible holders of the Company’s common stock could purchase up to $24 million of shares of the Company’s common stock for a price of $1.10 per share. The Rights Offering is described in more detail in Note 7. Larkspur SPV, jointly owned by Osmium and Tensile, was formed to serve as the

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Backstop Party. In addition, on November 15, 2020, the Company and Tensile entered into a commitment letter (the “Commitment Letter”) pursuant to which Tensile agreed to provide $25 million in subordinated debt financing to the Company. See Note 3 for discussion of certain amendments to the Term Loan Credit Agreement.

In accordance with the Plan of Reorganization and the Commitment Letter, on December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein, including Tensile and an affiliate of Osmium, entered into the Term Loan Credit Agreement described in Note 3 above which provided for the $25 million Term Loan to the Company.

In accordance with the Plan of Reorganization and the backstop commitment agreement, on December 31, 2020, the Company, Osmium and Larkspur SPV (collectively, the “Osmium Group”) entered into an agreement pursuant to which the Osmium Group was entitled to appoint three directors to the Company’s Board of Directors (the “Directors Agreement”). Pursuant to the Directors Agreement, Douglas J. Dossey of Tensile Capital Management LP, John H. Lewis of Osmium and W. Paul Jones were appointed as members of the Company’s Board of Directors. The Directors Agreement provided that the Osmium Group may appoint one additional member of the Board of Directors under certain circumstances. As a result of the Company's EBIT (as defined in the Director's Agreement) results over the twelve months period ended December 31, 2021, the Osmium Group became entitled to appoint one additional member to the Board of Directors. The Directors Agreement also specified various other board-related and voting-related procedures and includes a standstill provision limiting certain actions by the Osmium Group. On September 20, 2022, the Directors Agreement was terminated in connection with the closing of the Private Placement.

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

12. SUBSEQUENT EVENTS

July 2022 Amendments to ABL Credit Agreement and Term Loan Credit Agreement

On the July 11, 2022, the Company, the Borrower, certain other subsidiaries of the Company (together with the Company and the Borrower, the “Credit Parties”), certain lenders (the “ABL Lenders”), Wells Fargo Bank, National Association, as administrative agent (the “ABL Administrative Agent”), and 1903P Loan Agent, LLC, as FILO B documentation agent (the “FILO B Agent”), entered into a first amendment (the “ABL Amendment”) to the New ABL Credit Agreement.

Pursuant to the ABL Amendment, the FILO B Lenders agreed to make the FILO B Delayed Incremental Loan to the Borrower on July 11, 2022. The ABL Amendment also provides that, until certain minimum borrowing availability levels are satisfied as described in the ABL Amendment, the Borrower will be subject to additional reporting obligations, the Borrower will retain a third-party business consultant acceptable to the ABL Administrative Agent, and the ABL Administrative Agent may elect to apply amounts in controlled deposit accounts to the repayment of outstanding borrowings under the ABL Facility. In addition, pursuant to the ABL Amendment, certain subsidiaries of the Borrower agreed to enter into and maintain a supply agreement with Gordon Brothers Retail Partners, LLC (the “Program Agent”), an affiliate of a FILO B Lender, pursuant to which the Program Agent supplies inventory to the Borrower and certain of its subsidiaries.

On July 11, 2022, the Credit Parties, certain term loan lenders, and Alter Domus (US) LLC, as administrative agent (the “Term Loan Agent”), entered into a third amendment (the “Term Loan Amendment”) to the Term Loan Credit Agreement, dated as of December 31, 2020, and as previously amended (the “Original Term Loan Credit Agreement”), among the Credit Parties, the term loan lenders and the Term Loan Agent. The Term Loan Amendment was executed in connection with the ABL Amendment and makes certain conforming changes to the Original Term Loan Credit Agreement.

September 2022 Private Placement

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 20, 2022, the Company, the Borrower, certain members of management of the Company (the “Management Purchasers”), TASCR Ventures, LLC (the “SPV”), a special purpose entity formed by Retail Ecommerce Ventures LLC (“REV”) and Ayon Capital L.L.C., and TASCR Ventures CA, LLC, as collateral agent, entered into an Amended and Restated Note Purchase Agreement dated as of September 20, 2022 (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, on September 20, 2022, the SPV purchased: (i) $7.5 million in aggregate principal amount of a junior secured convertible notes issued by the Company (the “FILO C Convertible Notes”), and (ii) $24.5 million in aggregate principal amount of junior secured convertible notes (the “SPV Convertible Notes”). In addition, the Management Purchasers purchased $3.0 million in aggregate principal amount of junior secured convertible notes issued by the Company (the “Management Convertible Notes” and, together with the SPV Convertible Notes, the “Junior Convertible Notes”). The FILO C Convertible Notes and the Junior Convertible Notes are referred to herein as the “Convertible Debt” and the issuance of the Convertible Debt is referred to herein as the “Private Placement.”

The Convertible Debt was issued by the Company and guaranteed by the Company's subsidiaries.

The Convertible Debt is convertible into shares of the Company’s common stock at a conversion price of $0.077 per share. Accordingly, 415,584,415 shares of the Company’s common stock would be issuable upon conversion in full of the Convertible Debt purchased by the SPV. In addition, 38,961,039 shares of the Company’s common stock would be issuable upon conversion in full of the Convertible Debt to be purchased by the Management Purchasers. Because the Company does not currently have a sufficient number of authorized and unreserved shares of common stock to issue upon conversion of all of the Convertible Debt, as described below only a portion of the Convertible Debt was immediately converted into common stock. The remaining portion of the Convertible Debt cannot be convertible into common stock unless and until the Company’s certificate of incorporation is amended to increase the number of authorized shares of common stock to permit such conversion and/or provide for a reverse stock split of the common stock.

The Convertible Debt is subject to customary anti-dilution adjustments for structural events, such as splits, distributions, dividends or combinations, and customary anti-dilution protections with respect to issuances of equity securities at a price below the applicable conversion price of the Convertible Debt. A portion of the Convertible Debt issued to the SPV was immediately convertible for up to 90 million shares of the Company's common stock. On September 21, 2022, the SPV elected to immediately convert a portion of the Convertible Debt into 90 million shares of the Company's common stock, and through such conversion, acquired ownership of a majority of the Company's outstanding common stock. As a result, the SPV accordingly, has the ability to approve an amendment to the Company's certificate of incorporation to (i) increase the number of authorized shares to allow for conversion in full of the remaining Convertible Debt, and provide such additional authorized shares as deemed appropriate by the Company's board of directors and (ii) provide for a reverse stock split of the common stock at a ratio sufficient to cause the Company to regain compliance with the Minimum Bid Price requirement under Nasdaq's listing rules (the Certificate of Incorporation Amendment"). Upon conversion in full of the Convertible Debt and based on the Company's outstanding shares on a fully diluted basis as of September 21, 2022, the SPV would hold approximately 75% and the SPV and the Management Purchasers collectively would hold 81% of the total diluted voting power of the Company's common stock (not including any additional Convertible Debt that may be issued a result of the Company being required or electing to make in-kind payments of interest as described further below). In connection with the conversion of the portion of the Convertible Debt that was immediately convertible, an aggregate $6,930,000 principal amount of the SPV Junior Convertible Notes were retired.

In connection with the Private Placement, the Company entered into a registration rights agreement with the purchasers of the Convertible Debt, pursuant to which the purchasers received customary shelf registration, piggyback and demand registration rights with respect to the resale of shares of the Company’s common stock acquired upon conversion or exchange of the Convertible Debt.

In accordance with the terms of the Note Purchase Agreement, the SPV designated each of Tai Lopez, Alexander Mehr, Maya Burkenroad, Sandip Patel and James Harris (collectively, the “SPV Designees”) to serve as directors of the Company effective upon the closing of the Private Placement on September 20, 2022. In connection with the election the SPV Designees to the Company’s board of directors, each of Douglas J. Dossey, Frank M. Hamlin, W. Paul Jones, John Hartnett Lewis and Sherry M. Smith resigned from the Company’s board of directors. Each of the remaining incumbent directors Fred Hand, Anthony F. Crudele, Marcelo Podesta and Reuben E. Slone continue to serve on the board following the closing of the Private Placement. Each of Messrs. Crudele, Podesta and Slone are expected to resign from the Company’s board of directors following the filing of this Annual Report, and three additional independent directors will be elected to the board in accordance with the terms of the Note Purchase Agreement.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Nasdaq Stock Market rules would normally require stockholder approval prior to closing the Private Placement; however, the Company requested and has received a financial viability exception to the stockholder approval requirement pursuant to Nasdaq Stock Market Rule 5635(f). The financial viability exception allows an issuer to issue securities upon prior written application to Nasdaq when the delay in securing stockholder approval of such issuance would seriously jeopardize the financial viability of the Company.

As required by Nasdaq rules, the Company’s Audit Committee, which is comprised solely of independent and disinterested directors, expressly approved reliance on the financial viability exception in connection with the Private Placement and related transactions.

The proceeds of the Private Placement were used (i) repay $7.5 million of the FILO A term loans and FILO B term loans under the New ABL Credit Agreement; (ii) repay of a portion of the Borrower’s revolving loans under the New ABL Credit Agreement; and (iii) pay of transaction costs. In addition, the remaining proceeds will be used for working capital and other general corporate purposes of the Company and its subsidiaries.

In connection with its approval of the Private Placement, the board of directors approved a waiver of the ownership restrictions in Article 11 of the Company’s certificate of incorporation with respect to the securities issuable in the Private Placement. Article 11 generally prohibits any person or group from acquiring more than 4.5% of the Company’s outstanding common stock and restricts transfers in securities owned by holders of 4.5% or more of the Company’s outstanding common stock.

FILO C Convertible Notes. In connection with the Private Placement, pursuant to the Note Purchase Agreement, the SPV purchased the FILO C Convertible Notes. The FILO C Convertible Notes will mature upon the earlier of (i) December 31, 2027, or (ii) the maturity of the FILO B term loan under the ABL Credit Agreement. Interest will accrue on the FILO C Convertible Notes at a rate equal to the secured overnight financing rate (“SOFR”) plus 6.50% and will be payable semiannually. Under the terms of the FILO C Convertible Notes, during the two-year period following the closing of the Private Placement, the Company may elect to pay interest on the FILO C Convertible Notes “in kind” by increasing the principal of the FILO C Convertible Notes by the amount of any such interest payable. The provisions of the intercreditor agreements relating to the FILO C Convertible Notes and other outstanding indebtedness of the Company require such payments to be made “in-kind" subject to certain limited exceptions applicable after the second anniversary of the Private Placement.

The FILO C Convertible Note is secured by the same collateral that secures (i) the revolving loans and FILO A and FILO B term loans under the ABL Credit Agreement (collectively, the ABL Obligations), (ii) the term loan issued under the Term Loan Credit Agreement, and (iii) the Junior Convertible Notes. With respect to the collateral as to which borrowings under the New ABL Credit Agreement have a first priority lien, the ABL Obligations have a first priority lien, the lien on such collateral securing the FILO C Convertible Note ranks junior to the lien securing the ABL Obligations and senior to the Term Loan and the Junior Convertible Notes. With respect to the collateral as to which Term Loan has a first priority lien, the lien on such collateral securing the FILO C Note ranks junior to the liens securing the ABL Obligations and the Term Loan and senior to the lien securing the Junior Convertible Notes. With respect to payment priority, the FILO C Convertible Note is subordinate to the ABL Obligations, pari passu with the Term Loan, and senior to the Junior Convertible Notes.

The FILO C Convertible Notes contain covenants and events of default that are customary for this type of financing.

Junior Convertible Notes. The Junior Convertible Notes will mature on December 31, 2027. Interest will accrue on the Junior Convertible Notes at a rate equal to SOFR plus 6.50% and will be payable semiannually. Under the terms of the Junior Convertible Notes, during the two-year period following the closing of the Private Placement, the Company may elect to pay interest on the Junior Convertible Notes “in kind.” The provisions of the intercreditor agreements relating to the Junior Convertible Notes and other outstanding indebtedness of the Company will require such payments to be made “in-kind” subject to certain limited exceptions applicable after the second anniversary of the Private Placement.

The Junior Convertible Notes are secured by the same collateral that secures the revolving loans and FILO B term loans under the ABL Credit Agreement, the Term Loan and the FILO C Convertible Notes (the “Other Secured Debt”). The liens securing the Junior Convertible Notes rank junior to the liens securing the Other Secured Debt. With respect to payment priority, the Junior Convertible Notes are subordinated to all of the Other Secured Debt.

The Junior Convertible Notes contain covenants and events of default that are customary for this type of financing.

TUESDAY MORNING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendments to New ABL Credit Agreement. In connection with the Private Placement, the parties to the ABL Credit Agreement entered into an amendment to the ABL Credit Agreement (the “ABL Amendment”) to permit the Private Placement to be completed and to make certain other amendments.

The ABL Amendment will restrict certain actions by the Company for the next two years, including making certain acquisitions and debt prepayments. With respect to pricing on the Revolving Loans, the applicable margin was increased by 50 bps depending upon availability as reflected below.

Average Quarterly Availability	Applicable Margin for SOFR Loans	Applicable Margin for Base Rate Loans
≥ $50,000,000	1.75%	0.75%
< $50,000,000 but ≥ $30,000,000	2.00%	1.00%
< $30,000,000	2.25%	1.25%

For the FILO B Loans, pricing remains at SOFR + 9% and Base Rate + 8%, but there is no longer a 50 bps reduction in FILO B Loan pricing during the January through September period.

The ABL Amendment requires that the Company engage and retain (at the Company’s expense) Gordon Brothers Retail Partners for a certain period of time for the purpose of performing appraisal validations, monitoring and evaluating the Company’s inventory mix and other services. The ABL Amendment also permits the change in control caused by the issuance in shares to the SPV upon exchange of the Convertible Debt for shares.

Amendments to Term Loan Credit Agreement. In connection with the Private Placement, the parties to the Term Loan Credit Agreement entered into an amendment to the Term Loan Credit Agreement to permit the Private Placement to be completed and to make certain other amendments, including removal of the total secured net leverage ratio covenant from the Term Loan Credit Agreement and permitting the change in control caused by the issuance of shares to the SPV upon conversion of the Convertible Debt for shares.

Agreements with Osmium Partners, LLC and Osmium Partners (Larkspur SPV) LP

On September 20, 2022, effective upon the closing of the Private Placement, the agreement between the Company, Osmium Partners, LLC and Osmium Partners (Lakespur SPV) LP ("Osmium Larkspur"), pursuant to which Osmium Larkspur was entitled to designate members of the Company's board of directors (the "Director Agreement"), was terminated. The Director Agreement had provided Osmium Larkspur with certain rights to appoint members of the Company's board of directors. Termination of the Director Agreement was a condition to the closing of the Private Placement.

In connection with the Private Placement, the Company entered into a voting agreement, dated as of September 12, 2022 (the "Voting Agreement"), with Osmium Larkspur. Pursuant to the Voting Agreement, Osmium Larkspur has agreed to vote the 20,158,593 shares of the Company's common stock it beneficially owns (the "Owned Shares") to approve, at any meeting of stockholders or by written consent, the Certificate of Incorporation Amendment. Osmium Larkspur further agreed not to transfer the Owned Shares or enter into any hedging transactions with respect to the Owned Shares during the term of the Voting Agreement. The Voting Agreement will terminate upon the earliest to occur of the effectiveness of the Certificate of Incorporation Amendment and December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of Tuesday Morning’s internal control over financial reporting as of July 2, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of July 2, 2022, Tuesday Morning maintained effective internal control over financial reporting.

Grant Thornton, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 2, 2022. The report follows on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Tuesday Morning Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tuesday Morning Corporation and subsidiaries (a Delaware corporation) (the “Company”) as of July 2, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 2, 2022, and our report dated September 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

September 28, 2022

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Unregistered Sales of Equity Securities

On September 22, 2022, the Company issued 90 million shares of its common stock (the “Common Stock”) to the SPV upon the SPV’s conversion of approximately $6.93 million of the Convertible Debt (at a conversion ratio of $0.077 per share). The issuance of the shares of the Common Stock to the SPV was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) thereof. In accordance with Section 3(a)(9) under the Securities Act, the shares of the Common Stock were exchanged by the Company with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2022 Annual Meeting of Stockholders, including under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance”, “Executive Officers”, “Meetings and Committees of the Board”, and “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2022 Annual Meeting of Stockholders, including under the captions “Compensation Committee Report”, “Executive Compensation”, and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2022 Annual Meeting of Stockholders, including under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column)
Equity Compensation Plans Approved by Security Holders	929,196	$6.39	2,543,888
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	929,196	$6.39	2,543,888

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2022 Annual Meeting of Stockholders, including under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the applicable disclosure found in our definitive proxy statement to be filed with the SEC in connection with Tuesday Morning’s 2022 Annual Meeting of Stockholders, including under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10‑K.
(1)
Financial Statements:

The list of financial statements required by this Item is set forth in Item 8.

(2)
Financial Statement Schedules:

All financial statement schedules called for under Regulation S‑X are omitted because either they are not required under the related instructions and/or are not material or are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10‑K.

(3)
Exhibits:

See the list of exhibits in the “Exhibits Index” to this Annual Report on Form 10‑K, which are incorporated herein by reference. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

4.3	Registration Rights Agreement, dated as of September 20, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.4

FILO C Note, date as of September 20, 2022, from Tuesday Morning Corporation to TASCR Ventures, LLC (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.5

Form of Junior Secured Convertible Note, dated as of September 20, 2022, from Tuesday Morning Corporation to TASCR Ventures, LLC (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.6

Form of Junior Secured Convertible Note, dated as of September 20, 2022, from Tuesday Morning Corporation to certain members of management (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022

4.7

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended June 20, 30, 2021 (File No. 001-40432) filed with the Commission on September 22, 2022)

10.1

Second Amendment to Credit Agreement, dated as of September 20, 2022, among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and 1903P Loan Agent, LLC, ad documentation agent for the FILO B Facility (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

10.2

Fifth Amendment to Credit Agreement, dated as of September 20, 2022, among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders party thereto, and Alter Domus (US), LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

10.3†

Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 8, 2013)

10.4.1†

Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 19, 2008)

10.4.2†

First Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on November 9, 2012)

10.4.3†

Second Amendment to Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on October 23, 2012)

10.5†

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 000‑19658) filed with the Commission on March 3, 2009)

10.6†

Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 28, 2013)

10.7†

Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q (File No. 000‑19658) filed with the Commission on May 8, 2014)

10.8†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.9.1†

Composite Copy of Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended through November 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 22, 2016)

10.9.2†

Second Amendment to Tuesday Morning Corporation 2014 Long‑Term Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Form 10‑K (File No. 000‑19658) filed with the Commission on August 24, 2017)

10.9.3†

Third Amendment to Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on February 5, 2021).

10.10†

Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)

10.11†

Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.12†

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

10.15†

Form of Non-Qualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.16†

Form of Time-Vesting Restricted Stock Unit Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

10.17†

Form of Cash Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

10.18†	Form of Retention Letter (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 28, 2020)

10.19†	Form of Restricted Stock Unit Award Agreement with Paul Metcalfe (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on March 31, 2021)

10.20.1†	Offer Letter with Bridgett Zeterberg (incorporated by reference to Exhibit 10.27.1 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on September 13, 2021)

10.20.2†	Enhanced Severance Agreement with Bridgett Zeterberg (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

10.21†

Employment Agreement, dated as of May 4, 2021, between the Company and Fred Hand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 6, 2021)

10.22

Purchase and Sale Agreement, dated as of December 7, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.23

Headquarters Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.24

Warehouse Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.25†

Form of Time-Based Restricted Stock Unit Inducement Grant to Fred Hand (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-256303) filed with the Commission on May 19, 2021)

10.26†

Form of Performance-Based Restricted Stock Unit Inducement Grant to Fred Hand (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-256303) filed with the Commission on May 19, 2021)

10.27

Form of Restricted Stock Unit Award Agreement (Performance-Based) under Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on September 13, 2021)

10.28

Form of Restricted Stock Unit Award Agreement (Time-Based) under Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on September 13, 2021)

10.29	Employment Agreement between Marc Katz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 9, 2021)

10.30	Offer Letter between Jennifer Robinson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 9, 2021)

10.31

Amended and Restated Note Purchase Agreement, dated as of September 20, 2022, among Tuesday Morning Corporation, Tuesday Morning, Inc., the purchasers named therein, and TASCR Ventures CA, LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-40432) filed with the Commission on September 21, 2022)

10.32

Voting Agreement, dated as of September 12, 2022, between the Company and Osmium Partners (Larkspur SPV), LP (incorporated by reference to Exhibit 99.6 to the Schedule 13D/A of Osmium Partners LLC (File No. 005-42341)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on September 14, 2020)

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Registered Public Accounting Firm*

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002*

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: September 28, 2022
	By:	/s/ Fred Hand
Fred Hand Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fred Hand	Chief Executive Officer (Principal Executive Officer) and Director	September 28, 2022
Fred Hand

/s/ Marc Katz	Principal and Chief Operating Officer, Interim Chief Financial Officer (Principal Financial Officer)	September 28, 2022
Marc Katz

/s/ Odette Benico	Principal Accounting Officer	September 28, 2022
Odette Benico

/s/ Tai Lopez	Co-Chairman of the Board	September 28, 2022
Tai Lopez

/s/ Alexander Mehr	Co-Chairman of the Board	September 28, 2022
Alexander Mehr

	Director	September 28, 2022
Maya Burkenroad

/s/ Anthony F. Crudele	Director	September 28, 2022
Anthony F. Crudele

	Director	September 28, 2022
James Harris

	Director	September 28, 2022
Sandip Patel

/s/ Marcelo Podesta	Director	September 28, 2022
Marcelo Podesta

/s/ Reuben E. Slone	Director	September 28, 2022
Reuben E. Slone