Form 10-K/A
period 2022-07-02
TUESDAY MORNING CORP/DE
filed 2022-10-28
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☒

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

The aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant at December 31, 2021 was approximately $134,611,002 based upon the closing sale price on the Nasdaq Capital Market reported for such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of the close of business on September 23, 2022, there were 176,163,768 outstanding shares of the registrant’s common stock.

Grant Thornton LLP

Dallas, Texas

PCAOB ID: 248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Tuesday Morning Corporation (the “Company”) for the fiscal year ended July 2, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A does not affect any other section of the Original Filing not otherwise discussed herein and such other sections of the Original Filing continue to speak as of the date of the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Andrew T. Berger, age 50, joined the Board of Directors of the Company (the “Board”) on September 28, 2022. Mr. Berger has served as a director of Autoscope Technologies Corporation (including its predecessor, “Image Sensing Systems, Inc.”) since October 2015, as Executive Chair of Autoscope since June 2016, and as Chief Executive Officer of Autoscope since April 2021. Mr. Berger was Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee and Compensation Committee until his appointment as Chief Executive Officer of Autoscope. Mr. Berger is the Managing Member of AB Value Management LLC, which serves as the General Partner of AB Value Partners, LP. Mr. Berger has nearly two decades of experience in investment analysis, investment management, and business consulting. From 1998 through 2002, Mr. Berger served as Equity Analyst for Value Line, Inc. Since 2002, Mr. Berger has served as President of Walker's Manual, Inc., an investment publisher that was transformed into a business consulting company in 2008. Since May 2017, Mr. Berger has been Chief Executive Officer of Cosi, Inc. (and since August 2022 of its successor, Cosi Restaurant Holdings, LLC), a fast-casual restaurant chain that operates and franchises domestic and international restaurants. In 2020, Cosi, Inc. filed for Chapter 11 protection under the federal bankruptcy laws, and emerged in August 2022. From January 2020 through October 2021, Mr. Berger served on the board of directors of Rock Mountain Chocolate Factory, Inc., and international franchisor, confectionary manufacturer and retail operator.

Maya Burkenroad, age 36, joined the Board on September 20, 2022. Since 2019, Ms. Burkenroad has served as the Chief Operating Officer of Retail Ecommerce Ventures LLC (“REV”), a tech-enabled ecommerce platform that specializes in acquiring and operating iconic retail brands, where she has helped manage the acquisition and operations of more than six major American brands. She also serves as an officer of various of its direct and indirect subsidiaries. Previously, she assisted in the launch and operation of MentorBox, a digital self-education startup founded in 2016. Ms. Burkenroad also serves as a director of Wilhelmina International, Inc., a firm that provides fashion model and talent management services.

Fred Hand, age 58, has served as a director of Tuesday Morning since his appointment as its Chief Executive Officer in May 2021. Prior to becoming CEO of Tuesday Morning, Mr. Hand served in various capacities at Burlington Stores, Inc. where he was most recently Principal and Chief Operating Officer leading its store and real estate organizations. His prior roles at Burlington included Chief Customer Officer/Principal, and Executive Vice President of Stores. Prior to joining Burlington, Mr. Hand served as Senior Vice President and Group Director of Stores of Macy’s, Inc., Senior Vice President, Stores and Visual Merchandising of Filene’s Department Stores, and also held various positions at The May Department Stores Company, including Area Manager, General Manager, and Regional Vice President.

James Harris, age 50, joined the Board on September 20, 2022. Since 2010, Mr. Harris has served as Chief Executive Officer and Managing Partner of Archipelago, LLC, a holding company that owns and operates a portfolio of leading consumer lifestyle brands including OluKai, Melin and Roark. Prior to Archipelago, Mr. Harris served as President and Partner of Huneeus Vintners, a luxury holding company that owned wineries including Quintessa, Flowers and Prisoner. He was previously Managing Director of Artisan Confections Company, the premium chocolate division of The Hershey Company, and as President of ScharffenBerger Chocolate Maker. Mr. Harris was previously with Kohlberg & Company, a private equity investment firm, and held various private equity and leverage finance positions at firms such as at Trivest, Inc. and Bankers Trust.

Tai Lopez, age 46, joined the Board on September 20, 2022. Since September 20, 2022, Mr. Lopez has served as co-Chairman of the Board. Mr. Lopez co-founded REV in 2019, and is currently its Chief Executive Officer. Through REV, Mr. Lopez has led the acquisition or founding, and operation of large retail brands, including Pier 1 Imports, RadioShack, Modell’s, Stein Mart, Linen N Things, Dressbarn, The Franklin Mint, MentorBox, The Book People, and FarmersCart as well as a minority stake in the Nasdaq listed Wilhelmina International Inc (WHLM). Prior to founding REV, Mr. Lopez built a digital education platform under Tailopez.com that helped him grow to be a large social media influencer with over 8 million cumulative followers on TikTok, Instagram, YouTube, Snapchat, and Facebook.

Alexander Mehr, age 44, joined the Board on September 20, 2022. Since September 20, 2022, Mr. Lopez has served as co-Chairman of the Board. Dr. Mehr co-founded REV in 2019, and currently serves as its President. Mr. Mehr also previously served as Chief Executive Officer of REV. He also serves as an officer of various of its direct and indirect subsidiaries. Previously, Dr. Mehr was the co-founder and Chief Executive Officer of MentorBox. He was also a co-founder of Zoosk, an online dating platform, and served as its President from its formation in 2007 until 2014, thereafter remaining as a director until its acquisition by Spark Networks in 2019. Prior to his entrepreneurial career, Dr. Mehr utilized his Ph.D. in Mechanical Engineering in designing complex engineering systems, as well as risk and safety management of NASA’s space exploration missions. Dr. Mehr also serves as a director of Wilhelmina International, Inc., a firm that provides fashion model and talent management services.

Michael Onghai, age 50, joined the Board on September 28, 2022. Mr. Onghai has served as the Chief Executive Officer of LookSmart Group, Inc. (“LookSmart”), a digital advertising solutions company, since February 2013. Mr. Onghai also services as a director LookSmart. Mr. Onghai also serves as the President of the American Opportunity Zone Fund and Snowy August Management LLC, a family office in multi-family housing, lending and blockchain fintech. Mr. Onghai has been a seed investor in a number of companies, including Alpha Sigma Capital, a digital asset fund focused on the blockchain economy, where he serves as a principal. Mr. Onghai earned his designation as a Chartered Financial Analyst in 2006 and holds a B.S. in Electrical Engineering and Computer Science from the University of California, Los Angeles and graduated from the Executive Management Certificate Program in Value Investing (The Heilbrunn Center for Graham & Dodd Investing) Graduate School of Business at Columbia Business School. He also is a graduate of Massachusetts Institute of Technology's Blockchain Technologies Curriculum . Mr. Onghai is also a director of MGT Capital Investments, Inc., a U.S.-based Bitcoin miner. He is also a board advisory director of the American Blockchain PAC.

Sandip Patel, age 40, joined the Board on September 20, 2022. Since February 2018, Mr. Patel has been a partner and served as Head of Public Equities for Ayon Capital, L.L.C., a single family office where manages the firm’s investment strategy. Mr. Patel has over 15 years of experience in financial services and investment management. Prior to Ayon Capital, Mr. Patel served as a director and managed the investment portfolio at SantaFe Healthcare, Inc. Mr. Patel is Chartered Financial Analyst.

Z. John Zhang, age 63, joined the Board on September 28, 2022. Dr. Zhang is a tenured, chaired full professor of marketing at the Wharton School, University of Pennsylvania. He also serves as the director of Penn Wharton China Center. Dr. Zhang holds a Ph.D. in History and Sociology of Science and Technology from the University of Pennsylvania and a Ph.D. in Economics from the University of Michigan. His research and teaching interests in the past 30 years have all centered on pricing, channel management and competitive marketing strategies. Dr. Zhang has also done extensive consulting and writing on pricing, discounting, and channels issues, especially at the retailing level.

There are no family relationships among the directors, except that Ms. Burkenroad and Mr. Lopez are cousins.

Executive Officers

William M. Baumann. Mr. Baumann, age 60, has served as Executive Vice President and Chief Information Officer of the Company since July 2021. Mr. Baumann joined the Company from Torrid, Inc. where he served as Executive Vice President Customer Experience and Chief Information Officer. In that role, Mr. Baumann’s scope of responsibility included Information Technology, Store Operations and Ecommerce. Prior to that role, Mr. Baumann held the Chief Information Officer position at several retailers including, Total Wine and More, West Marine and Recreational Equipment, Inc. (REI). Mr. Baumann earned a Masters of Business Administration from Saint Mary’s College of California and an undergraduate degree from New Hampshire College.

Phillip D. Hixon. Mr. Hixon, age 68, has served as the Company’s Executive Vice President, Store Operations since September 2015 and served as a member of the Office of the Chairman from September 2015 until the dissolution of that office in December 2015. From June 2014 to September 2015, Mr. Hixon served as the Company’s Store Vice President, Store Operations, and from September 2013 to June 2014, Mr. Hixon served as the Company’s Vice President, Store Planning. Prior to joining the Company, Mr. Hixon served as Vice President of Business Development of Merchco Services, Inc., a provider of retail store development and support services, from June 2012 until August 2013. From 2011 until 2012 and 2005 until 2006, Mr. Hixon owned and served as principal of Diversified Resources, LLC, where he developed and implemented programs for clients in the areas of strategic planning, effective business practices, process enhancement and organizational effectiveness. From 2009 until 2011, Mr. Hixon served in the Department of Strategy and Innovation at Petco Animal Supplies, Inc., a specialty retailer of pet supplies. From 2006 until 2009, Mr. Hixon held various executive positions with DuckWall-Alco Stores, Inc., a retail chain, including Senior Vice President, Store Operations, Real Estate, Store Development and Senior Vice President, Merchandising. Mr. Hixon served as Vice President, Store Development for Michaels Stores, Inc., a national arts and crafts specialty retailer, from 1987 until 2005.

Marc D. Katz. Mr. Katz, age 58, has served as Principal and Chief Operating Officer of the Company since September 9, 2021. From May 18, 2021 to September 14, 2021, Mr. Katz served as Interim Chief Financial Officer of the Company. Mr. Katz worked at Burlington Stores, Inc. from 2008 through 2019 with his last position being Chief Financial Officer/Principal. During his tenure at Burlington, he oversaw finance, information technology, supply chain, asset protection and legal. Prior to his eleven years at Burlington, Mr. Katz served as Chief Financial Officer and Executive Vice President of A.C. Moore Arts & Crafts and Chief Information Officer and Senior Vice President at Foot Locker, Inc. Mr. Katz received his MBA from St. Louis University and an undergraduate degree from the University of Missouri – St. Louis.

Paul G. Metcalf. Mr. Metcalf, age 61, has served as Principal and Chief Merchant since September 14, 2021. From April 2019 to September 2021 Mr. Metcalf was in a consultant capacity with the Company and was Acting Chief Merchant from December 2019 to September 2021. Mr. Metcalf has over 30 years of retail experience. Prior to his consulting role at Tuesday Morning, he was the Executive Vice President and Chief Merchandising Officer at Burlington Stores, Inc. While there, Mr. Metcalf successfully led the transformation of the merchant organization and helped to take the company public in 2013. Prior to his role at Burlington Stores, Inc., Mr. Metcalf was a senior leader in the merchant organization for The TJX Companies, Inc. Most recently Mr. Metcalf led a similar successful merchandise turnaround at the off-price retailer, Gabriel Brothers. He began his career with May Department Stores, where he held a variety of positions within the merchant organization.

At the time of the Company’s filings of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in May 2020, Mr. Hixon served as an executive officer of the Company and Mr. Metcalf served as a consultant and as acting chief merchant.

Note Purchase Agreement and Composition of Board of Directors

On September 20, 2022, the Company, Tuesday Morning, Inc. (“TMI”), certain members of management of the Company (the “Management Purchasers”), TASCR Ventures, LLC (the “SPV”), a special purpose entity formed by Retail Ecommerce Ventures LLC (“REV”) and Ayon Capital, L.L.C., and TASCR Ventures CA, LLC, as collateral agent (the “Collateral Agent”), entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which the SPV purchased: (i) $7.5 million in aggregate principal amount of a junior secured convertible note issued by the Company (the “FILO C Convertible Note”); and (ii) $24.5 million in aggregate principal amount of junior secured convertible notes issued by the Company (the “SPV Junior Convertible Notes”). In addition, the Management Purchasers purchased $3.0 million of junior secured convertible notes issued by the Company (together with the SPV Junior Convertible Notes, the “Junior Convertible Notes”). The FILO C Convertible Notes and the Junior Convertible Notes are referred to herein as the “Convertible Debt” and the issuance of the Convertible Debt is referred to herein as the “Private Placement.”

The Convertible Debt is convertible into shares of the Company’s common stock (the “Common Stock”) at a conversion price of $0.077 per share, subject to customary antidilution adjustments. Accordingly, 415,584,415 shares of the Common Stock would be issuable upon conversion in full of the Convertible Debt purchased by the SPV. In addition, 38,961,039 shares of the Common Stock would be issuable upon conversion in full of the Convertible Debt to be purchased by the Management Purchasers. Because the Company does not currently have a sufficient number of authorized and unreserved shares of Common Stock to issue upon conversion of all of the Convertible Debt, as described below only a portion of the Convertible Debt was immediately converted into Common Stock. The remaining portion of the Convertible Debt cannot be converted into Common Stock unless and until the Company’s certificate of incorporation is amended to increase the number of authorized shares of Common Stock to permit such conversion and/or provide for a reverse stock split of the Common Stock (the “Amendments”).

A portion of the Convertible Debt issued to the SPV was immediately convertible for up to 90 million shares of the Common Stock. On September 21, 2022, the SPV elected to immediately convert a portion of the Convertible Debt into 90 million shares of the Common Stock, and through such conversion, acquired ownership of a majority of the Company’s outstanding Common Stock. Upon conversion in full of the Convertible Debt and based on the Company's outstanding shares on a fully diluted basis as of September 28, 2022, the SPV would hold approximately 75% and the SPV and the Management Purchasers collectively would hold 81% of the total diluted voting power of the Common Stock (not including any additional Convertible Debt that may be issued a result of the Company being required or electing to make in-kind payments of interest as provided by the terms of the Convertible Debt). In connection with the conversion of the portion of the Convertible Debt that was immediately convertible, an aggregate of approximately $6.93 principal amount of the SPV Junior Convertible Notes were retired.

The FILO C Convertible Notes will mature upon the earlier of (i) December 31, 2027, or (ii) the maturity of the FILO B term loan under the Company’s revolving credit agreement. The Junior Convertible Notes will mature on December 31, 2027. Interest will accrue on the Convertible Debt at a rate equal to the secured overnight financing rate (“SOFR”) plus 6.50% and will be payable semiannually. Under the terms of the Convertible Debt, during the two-year period following the closing of the Private Placement, the Company may elect to pay interest on the Convertible Debt “in kind” by increasing the principal of the Convertible Debt by the amount of any such interest payable. The provisions of the intercreditor agreements relating to the Convertible Debt and other outstanding indebtedness of the Company require such payments to be made “in-kind" subject to certain limited exceptions applicable after the second anniversary of the Private Placement.

Pursuant to the Note Purchase Agreement, the Company’s board of directors was reconstituted as a nine-member board, consisting of five individuals designated by the SPV and reasonably acceptable to the Company, three additional independent directors reasonably acceptable to the SPV and the Company, and Fred Hand, who currently serves as the Company’s Chief Executive Officer. In accordance with the terms of the Note Purchase Agreement, the SPV designated each of Messrs. Lopez, Mehr, Patel and Harris and Ms. Burkenroad (collectively, the “SPV Designees”) to serve as directors of the Company effective upon the closing of the Private Placement on September 20, 2022. In connection with the election the SPV Designees to the Board, each of Douglas J. Dossey, Frank M. Hamlin, W. Paul Jones, John Hartnett Lewis and Sherry M. Smith resigned from the Board. Each of Anthony F. Crudele, Marcelo Podesta and Reuben E. Slone resigned from the Board on September 28, 2022 following the filing of the Original 10-K, and three additional independent directors (Messrs. Berger, Onghai and Zhang) were elected to the Board in accordance with the terms of the Note Purchase Agreement. Among the eight newly appointed directors, four are affiliated with the SPV, including Maya Burkenroad, Tai Lopez, Alexander Mehr, and Sandip Patel. Messrs. Lopez and Mehr currently serve as Co-Chairman of the Board.

On September 20, 2022, effective upon the closing of the Private Placement, the agreement between the Company, Osmium Partners, LLC (“Osmium Partners”) and Osmium Partners (Larkspur SPV) LP ("Osmium Larkspur" and, together with Osmium Partners, the “Osmium Group”), pursuant to which Osmium Larkspur was entitled to designate members of the Board (the "Director Agreement"), was terminated. The Director Agreement had provided Osmium Larkspur with certain rights to appoint members of the Board. Termination of the Director Agreement was a condition to the closing of the Private Placement.

Audit Committee

For the fiscal year ended July 2, 2022, the Audit Committee of the Board had three members. Such members were Anthony F. Crudele, Marcelo Podesta and Reuben E. Slone. All Audit Committee members were non-employee directors and the Board determined all were independent pursuant to the applicable NASDAQ rules and satisfy the SEC requirements relating to the independence of audit committee members. The Board also determined that all the members of the Audit Committee had the ability to read and understand fundamental financial statements. For the fiscal year ended July 2, 2022, the Board of Directors determined that Mr. Crudele qualified as an “audit committee financial expert” as defined by applicable SEC rules and designated him as the Company’s audit committee financial expert.

On September 28, 2022, each of Messrs. Crudele, Podesta and Slone resigned from the Board in accordance with the terms of the Note Purchase Agreement. In connection with their election as directors, each of Messrs. Berger, Onghai and Zhang were appointed to the Audit Committee. Each of Messrs. Berger, Onghai and Zhang are non-employee directors and the Board has determined all are independent pursuant to the applicable NASDAQ rules and satisfy the SEC requirements relating to the independence of audit committee members. The Board also has determined that all the members of the Audit Committee have the ability to read and understand fundamental financial statements. The Board of Directors has determined that Mr. Berger qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

The Board has adopted a charter for the Audit Committee, which is available on the Company’s website at www.tuesdaymorning.com under “Investor Relations – Corporate Governance – Corporate Governance Documents.” The Audit Committee Charter is also available in print to any stockholder who requests a copy from the Secretary of the Company at 6250 LBJ Freeway, Dallas, Texas 75240.

Code of Business Conduct

We have adopted “Code of Business Conduct” policies that establish the business conduct to be followed by all of our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Senior Financial Officers”), and all of our employees and members of our Board and embody the Company’s principles and practices relating to the ethical conduct of the Company’s business and its long-standing commitment to honesty, fair dealing and full compliance with all laws affecting the Company’s business. These policies are reviewed by the Board annually. Amendments to and waivers from the Code of Conduct with respect to the Senior Financial Officers will be posted on our website within four business days after approval by the Board. Any waiver from the Code of Conduct with respect to our Senior Financial Officers requires approval by the Board. There were no waivers from the Code of Conduct with respect to the Senior Financial Officers during the fiscal year ended July 2, 2022. The Code of Conduct is available on the Company’s website at www.tuesdaymorning.com under “Investor Relations – Corporate Governance – Corporate Governance Documents.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our Common Stock to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates have been established by the SEC for the filing of these reports, and we are required to disclose in this Form 10-K/A any failure to file by these dates. The SEC’s rules require such persons to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on our review of these reports and on written representations from the reporting persons that no report was required, we believe that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred during the fiscal year ended July 2, 2022, except that a report on Form 3 and a report on Form 4 for Marcelo Podesta inadvertently were not filed in a timely manner.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation of each of the “named executive officers” (as defined below) for the fiscal years ended July 2, 2022 and June 30, 2021. The “named executive officers” include our principal executive officer and the two other most highly compensated executive officers of the Company for the fiscal year ended July 2, 2022.

Name and Principal Position	Year	Salary ($)	(1)Bonus($)	(2)Stock Awards ($)	(2)Option Awards ($)	(3)Non-Equity Incentive Plan Compensation ($)	Change In Pension Value And Nonqualified Deferred Compensation Earnings ($)	(4)All Other Compensation ($)	Total ($)
Fred Hand (5)	2022	1,000,000	1,000,000	1,483,638	—	—	—	23,825	3,507,643
Chief Executive	2021	125,000	1,000,000	9,065,730	—	—	—	—	10,190,730
Officer							—
Marc D. Katz (6)	2022	567,628	100,000	3,692,366	—	—	—	249,155	4,609,149
Principal, Chief Operating Officer and	2021	—	—	—	—	—	—	52,661	52,661
Interim Chief Financial Officer
Paul G. Metcalf (7)	2022	519,583	—	2,142,910	—	—	—	469,390	3,131,883
Principal and Chief Merchant	2021	—	—	602,550	—	—	—	1,022,466	1,625,016

(1)	With respect to Mr. Hand, the amount for fiscal year 2022 represents a minimum bonus paid according to the terms of his employment agreement. With respect to Mr. Katz, the amount represents a signing bonus upon has appointment as Principal and Chief Operating Officer of the Company.

(2)	These columns represent the grant date fair value of the respective equity awards computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). The amounts reflect the probable outcome of performance conditions and market conditions as of the date of grant that affect the vesting of awards and exclude the impact of estimated forfeitures related to service based vesting conditions. Refer to note (1)(l) and note (7) to the Company’s consolidated financial statements herein for additional information on the valuation assumptions used in the calculation of grant date fair value for stock awards included in the Summary Compensation Table above. For additional information regarding stock awards to the named executive officers, refer to the “Outstanding Equity Awards at 2022 Fiscal Year End” table. The actual value realized by any named executive officer from these awards may range from $0 to greater than the amounts reported, depending on the Company’s performance, the market value of our Common Stock and the officer’s number of additional years of service with the Company.

A portion of the amounts reflected under stock awards for fiscal 2022 for the named executive officers (other than Mr. Hand) include the value of performance-based restricted stock unit awards (assuming target level performance) granted on September 22, 2021, with values of $346,183 for Mr. Katz and $321,455 for Mr. Metcalf. The value of these performance-based restricted awards at the grant date assuming the highest level of performance was achieved is $692,366 for Mr. Katz and $642,910 for Mr. Metcalf.

A portion of the amounts reflected under stock awards for fiscal 2022 for Messrs. Katz and Metcalf include performance-based restricted stock unit inducement awards (assuming all units vest), with a value of $1,500,000 for Mr. Katz and a value of $1,000,000 for Mr. Metcalf. No amounts are payable under these awards unless the Company achieves a stock price of $6.00 per share and the maximum amount is payable only if the Company achieves a stock price of $12.00 per share.

(3)	There were no incentive payments earned based on an overall plan performance being below the threshold payout level under the Company’s annual cash incentive plan for fiscal 2022.

(4)	The amounts set forth in this column reflect the following for the fiscal year ended July 2, 2022:

Name	Matching Contributions (4-a)	Life Insurance (4-b)	Medical Reimburse (4-c)	Consulting Fee (4-d)	HSA Contributions (4-e)	Moving Expenses (4-g)	Total
Fred Hand	12,200	4,380	—	—	600	6,645	23,825
Marc D. Katz	—	3,786	—	244,769	600		249,155
Paul G. Metcalf	—	5,235	14,155	450,000	—		469,390

(4-a)	Matching contributions allocated by the Company to Mr. Hand pursuant to the Company’s 401(k) Profit Sharing Plan available to all eligible employees.

(4-b)	The value attributable to $300,000 of life insurance premiums (and imputed income) provided under the Company’s health benefit program available to all eligible employees.

(4-c)	This includes $14,155 paid as a monthly stipend of $1,490 for health benefits in accordance with Mr. Metcalf’s employment arrangement.

(4-d)	Includes consulting fees paid to Mr. Katz for consulting services provided prior to his appointment as Principal and Chief Operating Officer in September 2021 and also includes the aggregate guaranteed fee paid to Mr. Metcalf under a consulting agreement. In September 2021, Mr. Metcalf was appointed Principal and Chief Merchant of the Company.

(4-e)	The cost of health savings account contributions provided by the Company.

(4-f)	The cost of moving expenses paid for Mr. Hand during fiscal year 2022.

(5)	In May 2021, Mr. Hand was appointed as Chief Executive Officer of the Company.

(6)	In September 2021, Mr. Katz was appointed as Principal and Chief Operating Officer of the Company.

(7)	In September 2021, Mr. Metcalf was appointed as Principal and Chief Merchant of the Company.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Mr. Hand

In connection with his appointment to Chief Executive Officer in May 2021, Mr. Hand entered into an employment agreement with the Company, dated May 2, 2021 (the “Hand Employment Agreement”). In the Hand Employment Agreement, Mr. Hand agreed to serve as Chief Executive Officer for an initial term of three years which automatically renews for additional one-year periods unless either party gives prior written notice of nonrenewal. Under the terms of the Hand Employment Agreement, Mr. Hand is entitled to an initial annual base salary of  $1,000,000. The base salary payable to Mr. Hand is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities.

Mr. Hand also is eligible to earn an annual bonus each fiscal year under the Company’s annual cash incentive plan. Under the terms of the Hand Employment Agreement, Mr. Hand’s minimum annual bonus for the 2022 fiscal year only was $1,000,000. The Hand Employment Agreement also provided for a $1,000,000 signing bonus. If Mr. Hand’s employment is terminated by the Company for “cause” or by him without “good reason” (each as defined in the Hand Employment Agreement) following the first anniversary but prior to the second anniversary of the effective date, he will be required to repay 50% of the signing bonus. Under the Hand Employment Agreement, Mr. Hand is eligible to participate in the Company’s applicable equity incentive plan, and, with respect to the 2022 fiscal year, he was entitled to receive an award of restricted stock units having an aggregate grant date fair value of  $1,500,000. For the 2023 fiscal year, Mr. Hand will be eligible to receive long-term incentive awards with an aggregate grant date fair value of at least $1,750,000, and at least $2,000,000 for each fiscal year after 2023. Mr. Hand will also be eligible to participate in the Company’s benefit plans generally and is entitled to the payment of certain relocation expenses and legal fees in connection with the negotiation and drafting of the Hand Employment Agreement.

Under the Hand Employment Agreement, Mr. Hand also is eligible to receive reasonable relocation expenses associated with his relocation to the Dallas, Texas metropolitan area and temporary housing expenses up to a maximum expense of $50,000. The Company agreed to gross up for tax purposes any income arising from such payments that is treated as nondeductible taxable income so that the economic benefit is the same to Mr. Hand as if such payment or benefits were provided on a nontaxable basis.

Under the Hand Employment Agreement, Mr. Hand is entitled to certain severance benefits as discussed below under “Termination of Employment or Change of Control.”

In the Hand Employment Agreement, Mr. Hand agreed to certain restrictive covenants during the employment term and for 18 months thereafter.

Consulting Agreements

During fiscal 2021, each of Mr. Katz and Mr. Metcalf provided services to the Company as consultants pursuant to consulting agreements.

From May 20, 2021 until his appointment as Chief Operating Officer of the Company on September 9, 2021, Mr. Katz served as a consultant to the Company. Under the terms of a consulting agreement between the Company and Mr. Katz (the “Katz Consulting Agreement”), Mr. Katz received a monthly consulting fee of  $50,000. Additionally, upon his completion of 90 days of providing services to the Company, Mr. Katz received a bonus of  $100,000. Upon the Company and Mr. Katz entering into an employment agreement with the Company on September 8, 2021, the Katz Consulting Agreement terminated.

Mr. Metcalf also has provided service to the Company as a consultant under the terms of a consulting agreement (the “Metcalf Consulting Agreement”). Under the terms of the Metcalf Consulting Agreement, Mr. Metcalf was entitled to receive a base consulting fee of  $51,000 per month. In addition, under the terms of the Metcalf Consulting Agreement, Mr. Metcalf was entitled to receive a minimum additional consulting fee of  $225,000, which could be increased to a maximum of  $450,000 based on the achievement of certain performance metrics for the fiscal year ending June 30, 2021. In addition, on March 30, 2021, Mr. Metcalf was granted an equity award of 195,000 of time-vesting RSUs that will vest in four equal installments on the first, second, third, and fourth anniversary of the date of grant. Upon the Company and Mr. Metcalf entering into an employment agreement on September 14, 2021, the Metcalf Consulting Agreement terminated.

Employment Agreement with Mr. Katz

In connection with his appointment to Principal and Chief Operating Officer in September 2021, Mr. Katz entered into an employment agreement with the Company, dated September 8, 2021 (the “Katz Employment Agreement”). In the Katz Employment Agreement, Mr. Katz agreed to serve as Principal and Chief Operating Officer for an initial term of three years which automatically renews for additional one-year periods unless either party gives 60 days prior written notice of nonrenewal. Under the terms of the Katz Employment Agreement, Mr. Katz is entitled to an annual base salary of not less than $700,000. The base salary payable to Mr. Katz is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities.

Mr. Katz also is eligible to earn an annual bonus each fiscal year under the Company’s annual cash incentive plan based on a target bonus opportunity of no less than 70% of his annual base salary to the extent earned, based on performance against objective performance criteria. The Katz Employment Agreement also provided for a $100,000 signing bonus. If Mr. Katz’s employment is terminated by the Company for “cause” or by him without “good reason” (each as defined in the Katz Employment Agreement) following the first anniversary but prior to the second anniversary of the effective date, he will be required to repay 50% of the signing bonus.

Under the Katz Employment Agreement, Mr. Katz is eligible to participate in the Company’s applicable equity incentive plan, and, each year during the term of the Katz Employment Agreement, he is entitled to receive equity incentive awards having a value of at least $700,000. In September 2021, the Company granted Mr. Katz an initial annual grant of RSUs valued at $700,000, 50% of which are time-based RSUs which vest ratably over three years and 50% of which are performance-based PRSUs which vest if the performance metrics are met by the end of the performance period of three years.

In the Katz Employment Agreement, Mr. Katz agreed to certain restrictive covenants during the employment term and for 18 months thereafter.

Under the Katz Employment Agreement, Mr. Katz is entitled to certain severance benefits as discussed below under “Termination of Employment or Change of Control.”

Employment Agreement with Mr. Metcalf

In connection with his appointment to Principal and Chief Merchant Officer in September 2021, Mr. Metcalf entered into an employment agreement with the Company, dated September 14, 2021 (the “Metcalf Employment Agreement). In the Metcalf Employment Agreement, Mr. Metcalf agreed to serve as Principal and Chief Merchant for an initial term of three years which automatically renews for additional one-year periods unless either party gives 60 days prior written notice of nonrenewal. Under the terms of the Metcalf Employment Agreement, Mr. Metcalf is entitled to an annual base salary of not less than $650,000. The base salary payable to Mr. Metcalf is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities.

Mr. Metcalf also is eligible to earn an annual bonus each fiscal year under the Company’s annual cash incentive plan based on a target bonus opportunity of no less than 70% of his annual base salary to the extent earned, based on performance against objective performance criteria.

Under the Metcalf Employment Agreement, Mr. Metcalf is eligible to participate in the Company’s applicable equity incentive plan, and, each year during the term of the Metcalf Employment Agreement, he is entitled to receive equity incentive awards having a value of at least $650,000. In September 2021, the Company granted Mr. Metcalf an initial annual grant of RSUs valued at $650,000, 50% of which are time-based RSUs which vest ratably over three years and 50% of which are performance-based PRSUs which vest if the performance metrics are met by the end of the performance period of three years.

In the Metcalf Employment Agreement, Mr. Metcalf agreed to certain restrictive covenants during the employment term and for 18 months thereafter.

Under the Metcalf Employment Agreement, Mr. Metcalf is entitled to certain severance benefits as discussed below under “Termination of Employment or Change of Control.”

Inducement Awards

In accordance with the Hand Employment Agreement, in May 2021 Mr. Hand also received a grant of inducement equity awards, including (i) an award of 1,538,462 time-based restricted stock units (the “Hand Inducement RSUs”) and (ii) an award of 1,230,769 performance-based restricted stock units (the “Hand Inducement PRSUs”). The Hand Inducement RSUs are intended to replace awards previously granted to Mr. Hand in connection with his prior employment. In addition, as an inducement for such individual to accept employment with the Company, in September 2021, (A) Mr. Katz received (i) an award of time-based restricted stock units having a grant date fair market value of  $1,500,000 (the “Katz Inducement RSUs”) and (ii) an award of performance-based restricted stock units having a grant date fair market value of  $1,500,000 (the “Katz Inducement PRSUs”), and (B) Mr. Metcalf received (i) an award of time-based restricted stock units having a grant date fair market value of  $500,000 (the “Metcalf Inducement RSUs” and, together with the Hand Inducement RSUs and the Katz Inducement RSUs, the “Inducement RSUs”) and (ii) an award of performance-based restricted stock units having a grant date fair market value of  $1,000,000 (the “Metcalf Inducement PRSUs”).

The Inducement RSUs will vest in equal installments on each of the first three anniversaries of the date of grant, so long as the applicable officer remains employed through each vesting date.

Each of the Hand Inducement PRSUs and the Katz Inducement PRSUs will vest over a period of five years from the date of grant (subject to the applicable officer’s continuous employment through each vesting date) and are subject to both time-based and performance-based vesting and only fully vest when both time-based and performance-based vesting conditions are met. Each of the Hand Inducement PRSUs and the Katz Inducement PRSUs are divided into three equal tranches (Tranches A, B, and C), each of which will performance vest if the value of the Company’s common stock equals or exceeds a specified threshold for a period of 30 consecutive trading days as follows: Tranche A, $6.00 per share; Tranche B, $9.00 per share; and Tranche C, $12.00 per share.

The Metcalf Inducement PRSUs will vest over a period of four years from the date of grant (subject to Mr. Metcalf’s continuous employment through each vesting date) and are subject to both time-based and performance-based vesting and only fully vest when both time-based and performance-based vesting conditions are met. The Metcalf Inducement PRSUs are divided into two equal tranches (Tranches A and B), each of which will performance vest if the value of the Company’s common stock equals or exceeds a specified threshold for a period of 30 consecutive trading days as follows: Tranche A, $9.00 per share and Tranche B, $12.00 per share.

Annual Cash Incentive Plan for Fiscal Year 2022

Under the annual cash incentive plan for fiscal year 2022, participants had the opportunity to earn a target annual incentive payout as a percentage of incentive-eligible base salary. Target award opportunities (as a percentage of annual base salary) were 125% for Mr. Hand, 70% for Mr. Katz and 70% for Mr. Metcalf. For fiscal 2022, the Compensation Committee determined that each named executive officer’s annual cash incentive payments would be based on achievement of Adjusted EBITDA goals (50% of total) and achievement of overall comparable stores sales growth percentage (50% of total). Except as described below with respect to Mr. Hand, actual earned awards could have ranged from 0% to a maximum of 200% of their target award opportunity.

The Company’s Adjusted EBITDA and comparable store sales performance both were below the minimum threshold payout levels, and thus no amounts were paid under the annual cash incentive plan. As provided in his employment agreement, Mr. Hand was entitled to receive a bonus in fiscal 2022 that is no less than 100% of his annual base salary.

Carried Interest Agreement

Upon his appointment as the Company’s Chief Executive Officer, Mr. Hand entered into agreements with Osmium Partners, pursuant to which Mr. Hand became entitled to receive 30% of all carry distributions (“Carried Interest”) payable by certain affiliates of Osmium Partners in respect of its ownership interest in shares of common stock of the Company (including warrants to purchase 10,000,000 shares of common stock).

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

Under applicable accounting rules, this transaction is treated as a share-based payment by the Company to Mr. Hand with a corresponding capital contribution by Osmium Partners to the Company. Share-based compensation expense with respect to the Carried Interest Agreement was $65,729 for fiscal 2021.

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table sets forth certain information with respect of the stock awards held by the named executive officers as of July 2, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(1) ($)
Fred Hand	—	—	—	—	—	1,230,769	(2)	348,718	—		—
	—	—	—	—	—	1,025,641	(3)	418,461	—		—
	—	—	—	—	—	545,455	(6)	185,455	—		—

Marc D. Katz	—	—	—	—	—	867,052	(4)	294,798	—		—
	—	—	—	—	—	867,052	(5)	294,798	—		—
	—	—	—	—	—	127,273	(6)	43,273	—		—
	—	—	—	—	—	—		—	127,273	(8)	43,273

Paul G. Metcalf	—	—	—	—	—	146,250	(7)	49,725	—		—
	—	—	—	—	—	289,017	(4)	98,266	—		—
	—	—	—	—	—	578,035	(5)	196,532	—		—
	—	—	—	—	—	118,182	(6)	40,182	—		—
	—	—	—	—	—	—		—	118,182	(8)	40,182

(1)	Market value was determined using the closing price of Common Stock of $0.34, which was the closing price as reported on NASDAQ on July 2, 2022.

(2)	These inducement performance-based restricted stock units vest over a period of five years based on the satisfaction of certain performance conditions. See "Inducement Awards" above for additional information.

(3)	These inducement time-vesting restricted stock units vest in three annual installments with 33% having vested through May 19, 2022, and the remaining portions vesting on May 19, 2023 and May 19, 2024.

(4)	These inducement restricted stock shares granted on September 15, 2021 vest in three equal annual installments, of which 33% of the shares having vested through September 15, 2022, and the remaining portions vesting on September 15, 2023 and September 15, 2024.

(5)	These inducement performance-based restricted stock units vest over a period of five years (in the case of Mr. Katz) and four years (in the case of Mr. Metcalf) based on the satisfaction of certain performance conditions. See "Inducement Awards" for additional information.

(6)	These restricted stock shares granted on September 22, 2021 vest in three equal annual installments with 33% having vested through September 22, 2022, and the remaining portions vesting on September 22, 2023 and September 22, 2024.

(7)	These time-vesting restricted stock units granted on March 30, 2021 vest in four equal annual installments with 25% having vested on March 30, 2022, and the remaining portions vesting on March 30, 2023, March 30, 2024, and March 30, 2025.

(8)	These performance-based restricted stock units will be measured on June 30, 2024 and will vest on September 22, 2024, subject to certain performance conditions. These figures do not include additional shares (127,273 units for Mr. Katz and 118,182 units for Mr. Metcalf) that would vest if maximum performance levels are achieved because the threshold level of performance has not been achieved during the performance period.

Termination of Employment or Change of Control

Hand Employment Agreement

Under the terms of the Hand Employment Agreement, if Mr. Hand’s employment is terminated by the Company without “cause’ or he resigns with “good reason,” he will be entitled to receive severance benefits as follows: (a) any earned but unpaid bonus for the fiscal year preceding the year in which the termination of employment occurs, (b) cash severance in an amount equal to 1.5 times the sum of  (i) his then current base salary and (ii) his average annual bonus earned for the prior three fiscal years (or the number of full fiscal years he has been employed by us, if less than three), payable in equal installments over an 18 month period following the date of termination of his employment, (c) continued health coverage for Mr. Hand and his eligible dependents for a period of 18 months, and (d) outplacement services for a period of up to one year, up to a maximum cost of  $50,000. However, if Mr. Hand’s employment is terminated by the Company without cause or if he resigns with good reason, in each case, within one year following a “change in control” (as defined in the Employment Agreement), the cash severance payable to Mr. Hand will equal two times the sum of  (A) his then current base salary and (B) his target annual bonus for the year in which the termination of employment occurs, and will be paid in equal installments over a period of 24 months.

Mr. Hand’s receipt of the severance benefits described in the previous paragraph is subject to Mr. Hand’s execution (and non-revocation) of a release of claims in favor of the Company and his continued compliance with restrictive covenants, which include customary nonsolicitation and noncompetition covenants that apply for the duration of Mr. Hand’s employment and for a period of 18 months thereafter and confidentiality, nondisclosure and nondisparagement covenants.

Upon Mr. Hand’s voluntary termination of employment without good reason, he shall be entitled only to any accrued and unpaid compensation through the date of termination.

If either party elects not to renew the Hand Employment Agreement as specified in the agreement at the end of the then-current term, Mr. Hand shall be entitled only to the accrued benefits and shall have no further rights to any compensation or any other benefits.

For purposes of the Hand Employment Agreement, “cause” means any of the following: (a) an act or acts of theft, embezzlement, fraud, or dishonesty; (b) any willful misconduct or gross negligence with regard to the Company; (c) any violation of any fiduciary duties owed by him to the Company; (d) commission of, indictment for, or pleading nolo contendere or guilty to, a felony or misdemeanor (other than a traffic infraction); (e) a material violation of the Company’s written policies, standards or guidelines, including policies related to discrimination, harassment, retaliation, performance of illegal or unethical activities, or ethical misconduct; (f) willful failure or refusal to satisfactorily perform the duties and responsibilities required to be performed under the terms of this Agreement or necessary to carry out the job duties, which Mr. Hand failed to cure (if susceptible to cure) within 30 days after receiving written notice from the Board specifying the alleged willful failure or refusal; (g) knowing or willful misconduct that brings or is reasonably likely to bring the Company or an Affiliate negative publicity or into public disgrace, embarrassment, or disrepute; and (h) a material breach by Mr. Hand of the employment agreement or any other agreement to which he and the Company are parties that is not cured as required.

The Hand Employment Agreement defines “good reason” to mean: (a) a material, adverse change in Mr. Hand’s duties or responsibilities with the Company, including his removal from the position of Chief Executive Officer or the failure by the Company to elect or re-elect him as a member of the Board during the Term, or his removal from the Board during the Term (excluding any voluntary resignation); (b) a reduction in base salary by more than 10%; (c) a relocation of his primary work site to a location outside a 50-mile radius of his current primary work site (it being understood and agreed that the Company permitting or requiring him to work from home during a pandemic shall not constitute Good Reason); or (d) the material breach by the Company of the agreement following required notice and cure provisions are met.

“Change in control” has the meaning set forth in the 2014 Plan; provided that such event also constitutes a “change in control event” within the meaning of Code Section 409A.

Katz Employment Agreement and Metcalf Employment Agreement

Under the terms of the Katz Employment Agreement, if Mr. Katz’s employment is terminated by the Company without cause or he resigns with good reason, he will be entitled to receive severance benefits as follows: (a) any earned but unpaid bonus for the fiscal year preceding the year in which the termination of employment occurs, (b) a pro rata portion of the annual bonus for the fiscal year in which the termination of employment occurs, (c) cash severance in an amount equal to 1.5 times his then current base salary, payable in equal installments over an 18-month period following the date of termination of his employment, and (d) continued health coverage for Mr. Katz and his eligible dependents through the end of the fiscal year in which the termination of employment occurs. However, if Mr. Katz’s employment is terminated by the Company without cause or if he resigns with good reason, in each case, within one year following a “change in control” (as defined in the Katz Employment Agreement), the cash severance payable to Mr. Katz will equal two times his then current base salary, and will be paid in equal installments over a period of 24 months.

Under the terms of the Metcalf Employment Agreement, if Mr. Metcalf’s employment is terminated by the Company without cause or he resigns with good reason, he will be entitled to receive severance benefits as follows: (a) any earned but unpaid bonus for the fiscal year preceding the year in which the termination of employment occurs, (b) a pro rata portion of the annual bonus for the fiscal year in which the termination of employment occurs, (c) cash severance in an amount equal to 1.5 times his then current base salary, payable in equal installments over an 18-month period following the date of termination of his employment, and (d) continued health coverage for Mr. Metcalf and his eligible dependents through the end of the fiscal year in which the termination of employment occurs. However, if Mr. Metcalf’s employment is terminated by the Company without cause or if he resigns with good reason, in each case, within one year following a “change in control”(as defined in the Employment Agreement), the cash severance payable to Mr. Metcalf will equal two times his then current base salary, and will be paid in equal installments over a period of 24 months.

Receipt of the severance benefits described in the previous paragraphs by either Mr. Katz or Mr. Metcalf is subject to execution (and non-revocation) of a release of claims in favor of the Company by such officer and his continued compliance with restrictive covenants, which include customary nonsolicitation and noncompetition covenants that apply for the duration of such officer’s employment and for a period of 18 months thereafter and confidentiality, nondisclosure and nondisparagement covenants.

2014 Long-Term Incentive Plan

Under the terms of the 2014 Plan (as amended) (and any related award agreements thereunder), upon an executive’s voluntary termination or involuntary termination for any reason (other than death, disability or in connection with a “change in control”), all unvested shares of restricted stock will be forfeited, provided that certain awards may continue to vest if the former executive serves as a director or consultant to the Company. Upon an executive’s death or disability, all of the executive’s unvested shares of restricted stock will vest.

Generally, a change of control is deemed to occur under the 2014 Plan if:

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

In addition, a change of control is deemed to occur under the 2014 Plan if the individuals who are the incumbent directors (as determined under such plan) cease for any reason to constitute a majority of the members of the Board.

On November 16, 2016, the 2014 Plan was amended to provide that all future awards will not automatically vest upon a change of control. All future awards will vest if a participant’s employment is terminated without “cause” or the participant terminates his or her employment for “good reason” at any time within the two year period following the change of control.

Inducement Awards

Under the terms of the Hand Inducement RSUs, upon Mr. Hand’s termination for any reason (other than by the Company without cause or death, disability, retirement or in connection with a change in control), all unvested units will be forfeited, provided that awards may continue to vest if Mr. Hand serves as a director or consultant to the Company. Under the terms of the Hand Inducement PRSUs, if Mr. Hand’s employment is terminated for cause or the minimum stock price threshold has not been satisfied as of the date of termination, all of the units will be forfeited. In the case of any other termination of employment, any Hand Inducement PRSUs that have not yet time-vested will be forfeited and all remaining units that have not vested on the basis of stock price performance will vest if the stock price condition is satisfied during the five-year life of the units.

Under the terms of the Hand Inducement RSUs and the Hand Inducement PRSUs, “cause” is defined as (a) an act or acts by Mr. Hand of theft, embezzlement, fraud, or dishonesty; (b) any willful misconduct or gross negligence by Mr. Hand with regard to the Company; (c) any violation by Mr. Hand of any fiduciary duties owed by him to the Company; (d) Mr. Hand’s commission of, indictment for, or pleading nolo contendere or guilty to, a felony or misdemeanor (other than a traffic infraction); (e) a material violation of the Company’s written policies, standards or guidelines, including policies related to discrimination, harassment, retaliation, performance of illegal or unethical activities, or ethical misconduct; (f) Mr. Hand’s willful failure or refusal to satisfactorily perform the duties and responsibilities required to be performed by Mr. Hand under the terms of the Hand Employment Agreement or necessary to carry out Mr. Hand’s job duties, which Mr. Hand failed to cure (if susceptible to cure) within 30 days after receiving written notice from the Board specifying the alleged willful failure or refusal; (g) Mr. Hand’s knowing or willful misconduct that brings or is reasonably likely to bring the Company or an Affiliate negative publicity or into public disgrace, embarrassment, or disrepute; and (h) a material breach by Mr. Hand of the Hand Employment Agreement or any other agreement to which Mr. Hand and the Company are parties that is not cured (if susceptible to cure) by Mr. Hand within 30 days after receipt by Mr. Hand of a written notice from the Company of such breach specifying the details thereof.

Under the terms of the Hand Inducement RSUs, all unvested units will vest if Mr. Hand’s employment is terminated without “cause” or Mr. Hand terminates his employment for “good reason” at any time within the one year period following a change of control. Under the terms of the Hand Inducement PRSUs, all units that have not yet time-vested will time-vest upon the occurrence of the change of control and all units that have not yet performance-vested will performance-vest to the extent the fair market value received for each share of Common Stock in the change of control exceeds the applicable performance threshold.

The terms of the Katz Inducement RSUs, Katz Inducement PRSUs, Metcalf Inducement RSUs and Metcalf Inducement PRSUs are substantially the same as those described above with respect to Mr. Hand’s awards.

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

Under the terms of the annual cash incentive plan, if a participating executive’s employment is terminated due to death or disability during a performance period, the committee administering the annual cash incentive plan may, in its discretion, pay the executive a pro-rata portion of incentive cash bonus that would have been earned by the executive, if the executive had remained employed, based on the number of days worked during the performance period. The annual cash incentive plan defines “disability” to mean any disability that would entitle the executive to disability payments under the Company’s disability plan or insurance policy; or, if no such plan or policy is then in existence or if the executive is not entitled to participate in such plan or policy, a physical or mental condition resulting from bodily injury, disease or mental disorder that prevents the executive from performing his or her duties for a period of six continuous months, as determined in good faith by the committee administering the annual cash incentive plan, based upon medical reports or other evidence satisfactory to the committee. However, if the incentive cash bonus award is subject to Code Section 409A, then the term “disability” will have the meaning given such term under Code Section 409A.

Severance Plan

Pursuant to the Tuesday Morning Corporation Executive Severance Plan (the “Severance Plan”), in the event an eligible executive’s employment is terminated by us without “cause” (as each such term is defined in the Severance Plan) at any time during the Severance Plan’s term or by an eligible executive for “good reason”, but only if such termination by the eligible executive for good reason occurs within 18 months following the closing date of a change in control, the eligible executive will be eligible to receive the following:

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

Director Compensation

The table below summarizes the compensation paid to each non-employee director of the Company for the fiscal year ended July 2, 2022.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change Pension Value and Non- qualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)
Anthony F. Crudele(3)	70,000	80,000	—	—	—	—	150,000
Douglas J. Dossey(4)	82,500	80,000	—	—	—	—	162,500
Frank M. Hamlin(4)	76,250	80,000	—	—	—	—	156,250
W. Paul Jones(4)	75,000	80,000	—	—	—	—	155,000
John H. Lewis(4)	77,500	80,000	—	—	—	—	157,500
Marcelo Podesta(3)	20,598	55,564	—	—	—	—	76,162
Reuben E. Slone(3)	85,000	80,000	—	—	—	—	165,000
Sherry M. Smith(4)	132,500	140,003	—	—	—	—	272,503
Richard S Willis	56,250	—	—	—	—	—	56,250

(1)       This column includes annual cash retainers for board and committee service, committee chair service and, in the case of Ms. Smith, independent Chairman service. Mr. Podesta was appointed director on December 10, 2021. Mr. Willis did not stand for re-election at the November 16, 2021 Annual Meeting of Stockholders. Cash payments for Mr. Willis include fees earned through November 15, 2021.

(2)       This column represents the grant date fair value of the respective equity awards computed in accordance with FASB ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The value of the stock awards is calculated using the closing price of the Common Stock on the date the awards were made to each director. The closing stock price represents the grant date fair value of the stock awards under the 2014 Plan (as amended).

(3)       Each of Messrs. Crudele, Podesta and Slone resigned from the Board on September 28, 2022 in accordance with the terms of the Note Purchase Agreement. In connection with these resignations, each of Messrs. Berger, Onghai and Zhang were appointed as directors. Since Messrs. Berger, Onghai and Zhang did not serve as directors during fiscal year 2022, they did not receive any compensation from the Company in fiscal year 2022.

(4)       Each of Messrs. Dossey, Hamlin, Jones and Lewis and Ms. Smith resigned from the Board on September 20, 2022 in accordance with the terms of the Note Purchase Agreement. In connection with these resignations, each of Messrs. Harris, Mehr, Lopez and Patel and Ms. Burkenroad were appointed as directors. Since these individuals did not serve as directors during fiscal year 2022, they did not receive any compensation from the Company in fiscal year 2022.

The non-employee directors had the following outstanding equity awards at the end of the 2022 fiscal year.

Name	Outstanding Options Exercisable (#)	Outstanding Options Unexercisable (#)	Compensation Unvested Stock Award (#)
Anthony F. Crudele	—	—	29,091
Douglas J. Dossey	—	—	29,091
Frank M. Hamlin	—	—	29,091
W. Paul Jones	—	—	29,091
John H. Lewis	—	—	29,091
Marcelo Podesta	—	—	29,091
Sherry M. Smith	—	—	50,910
Richard S Willis	—	—	—

In 2019, the Company adopted the following compensation program for non-employee directors (the “Director Compensation Plan”):

Name	Board Fees ($)	Audit Committee Fees ($)	Compensation Committee Fees ($)	Nominating and Governance Committee Fees ($)
Annual Retainer	60,000	10,000	7,500	7,500
Annual Chairperson Fee	65,000	20,000	15,000	10,000
Annual Restricted stock grant—value	80,000	—	—	—
Annual Chairperson Restricted stock grant – value	60,000

Under the Director Compensation Plan, non-employee directors receive reimbursement for their out-of-pocket expenses incurred in attending Board and committee meetings and the standard 20% discount on merchandise purchases that is provided to all of our employees.

As an employee of the Company, Mr. Hand does not receive any additional compensation in connection with his service as a member of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of September 28, 2022 by (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the Common Stock outstanding on September 28, 2022 (based upon SEC filings), (2) each of our directors, (3) each of our “named executive officers” and (4) all of our directors and executive officers as a group. The Company has determined beneficial ownership in accordance with the rules and regulations of the SEC. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. On September 28, 2022, there were 176,450,247 shares of the Common Stock outstanding. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or other rights (including Convertible Debt) held by that person that are currently exercisable or exercisable within 60 days of September 28, 2022 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name	Number	Percent
TASCR Ventures, LLC (1) 1010 North Florida Avenue Tampa, Florida 33602	435,743,009	86.8%
Osmium Partners, LLC (2) 300 Drakes Landing Road, Suite 172 Greenbrae, California 94904	32,185,433	17.3%
Tensile Capital Management LP (3) 700 Larkspur Landing Circle, Suite 255 Larkspur, California 94939	30,158,593	16.2%
Andrew T. Berger	-	*
Maya Burkenroad	-	*
Fred Hand (4)	1,236,073	*
James Harris	-	*
Tai Lopez (1)	435,743,009	86.8%
Alexander Mehr (1)	435,743,009	86.8%
Michael Onghai	-	*
Sandip Patel	-	*
Z. John Zhang	-	*
Marc Katz (5)	367,658	*
Phillip D. Hixon (6)	606,975	*
Paul Metcalf (7)	416,278	*
Jennifer Robinson (8)	-
Bridgett C. Zeterberg (9)	135,903	*
All directors and executive officers as a group (14 persons)	438,505,896	87.3%

*	Denotes ownership of less than 1.0%. Does not include restricted stock units and stock options that are not vested or exercisable and that will not vest or become exercisable within 60 days of September 28, 2022.

(1)	Based on information set forth in the Schedule 13D filed with the SEC on September 22, 2022 by the SPV, Clicks to Bricks, LLC (“CTB”), the manager of the SPV, REV, the majority unitholder of CTB, Tai Lopez, a manager of CTB and control person of REV, Alexander Mehr, a manager of CTB and control person of REV, TM21, LLC (“TM21”), the majority unitholder of the SPV, and Ayon Capital (together with the SPV, CTB, REV, Mr. Lopez, Mr. Mehr and TM21, the “SPV Group”), the sole member of TM21. Each member of the SPV Group holds shared voting and dispositive power with respect to 90,000,000 shares of the Common Stock owned by the SPV and 325,584,416 shares of the Common Stock that may be acquired upon conversion of Convertible Debt held by the SPV (not including any additional Convertible Debt that may be issued as a result of the Company being required or electing to make in-kind payments of interest pursuant to the terms of the Convertible Debt). The SPV Group also has shared voting power with respect to 20,158,593 shares of Common Stock directly owned by Osmium Larkspur. On September 12, 2022, the Company and Osmium Larkspur entered into a Voting Agreement, pursuant to which, among other things, Osmium Larkspur granted an irrevocable proxy to the SPV to vote the 20,158,593 shares of Common Stock owned by Osmium Larkspur with respect to the Amendments.

(2)	Based on information set forth in the Schedule 13D filed with the SEC on February 19, 2021 by Osmium Partners and subsequent filings with the SEC, Osmium Partners and John Hartnett Lewis each have shared voting and dispositive power with respect to 32,237,433 shares of Common Stock, including (1) 1,390,901 shares of Common Stock of which Osmium Capital, LP has shared voting and dispositive power, (2) 419,094 shares of Common Stock of which Osmium Capital II, LP has shared voting and dispositive power, (3) 216,845 shares of Common Stock of which Osmium Spartan, LP has shared voting and dispositive power, (4) 30,158,593 shares of Common Stock of which Osmium Larkspur has shared voting and dispositive power, which includes 10,000,000 warrants to purchase shares of Common Stock. In addition, with respect to Mr. Lewis, includes 52,000 shares of Common Stock.

(3)	Based on information set forth in the Schedule 13D/A filed with the SEC on September 15, 2022 by Tensile Capital Management LP (“TCM LP”), the following have shared voting and dispositive power with respect to 30,158,593 shares of Common Stock, which includes 10,000,000 warrants to purchase shares of Common Stock: (1) Douglas J. Dossey; (2) Arthur C. Young; (3) TCM ; (4) Tensile Capital Management GP LLC, a Delaware limited liability company (“TCM LLC”), (5) Tensile Capital Partners Master Fund LP, a Cayman Islands exempted limited partnership (“Tensile Master Fund”), (6) Tensile Capital GP LLC, a Delaware limited liability company (“Tensile GP”), (7) Osmium Larkspur; and (8) Osmium Partners (Equation) LLC, a Delaware limited liability company (“Osmium Equation”). TCM LLC serves as the general partner of TCM and TCM serves as the investment adviser to Tensile Master Fund. Tensile GP serves as the general partner of Tensile Master Fund. Tensile Master Fund serves as a managing member of Osmium Equation and a limited partner of Osmium Larkspur. Messrs. Dossey and Young are the controlling persons of TCM, TCM LLC and Tensile GP. Osmium Partners serves as the other managing member of Osmium Equation. In addition, with respect to Mr. Dossey, includes 52,000 shares of common stock.

(4)	Represents 1,236,073 shares of Common Stock held directly. Does not include 22,142,857 shares of Common Stock that may be acquired upon conversion of the Convertible Debt owned by Mr. Hand (or any additional shares that may be issued as a result of interest paid in-kind pursuant to the terms of such Convertible Debt) as such conversion is contingent upon an amendment to the Company’s Amended and Restated Certificate of Incorporation, which contingency is not within Mr. Hand’s control.

(5)	Represents 367,658 shares of Common Stock held directly. Does not include 3,246,753 shares of Common Stock that may be acquired upon conversion of the Convertible Debt owned by Mr. Katz (or any additional shares that may be issued as a result of interest paid in-kind pursuant to the terms of such Convertible Debt) as such conversion is contingent upon an amendment to the Company’s Amended and Restated Certificate of Incorporation, which contingency is not within Mr. Katz’s control.

(6)	Represents 184,216 shares of Common Stock held directly, 261,647 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days and 161,112 unvested shares of restricted stock. Does not include 779,221 shares of Common Stock that may be acquired upon conversion of the Convertible Debt owned by Mr. Hixon (or any additional shares that may be issued as a result of interest paid in-kind pursuant to the terms of such Convertible Debt) as such conversion is contingent upon an amendment to the Company’s Amended and Restated Certificate of Incorporation, which contingency is not within Mr. Hixon’s control.

(7)	Represents 286,278 shares of Common Stock held directly and 130,000 unvested shares of restricted stock. Does not include 7,792,208 shares of Common Stock that may be acquired upon conversion of the Convertible Debt owned by Mr. Metcalf (or any additional shares that may be issued as a result of interest paid in-kind pursuant to the terms of such Convertible Debt) as such conversion is contingent upon an amendment to the Company’s Amended and Restated Certificate of Incorporation, which contingency is not within Mr. Metcalf’s control.

(8)	Ms. Robinson formerly served as Executive Vice President and Chief Financial Officer. Reflects ownership as of Ms. Robinson’s separation from the Company. Does not reflect any changes to ownership that may have occurred subsequently.

(9)	Ms. Zeterberg formerly served as Executive Vice President, Human Resources, General Counsel and Corporate Secretary. Reflects ownership as of Ms. Zeterberg’s separation from the Company. Does not reflect any changes to ownership that may have occurred subsequently.

Change of Control

As described above, on September 20, 2022, the Company issued $32 million in aggregate principal amount of the Convertible Debt to the SPV in the Private Placement. SPV is a special purpose vehicle formed by Ayon Capital and REV. Pursuant to the Note Purchase Agreement, the Company’s board of directors was reconstituted as a nine-member board, consisting of five individuals designated by the SPV and reasonably acceptable to the Company, three additional independent directors reasonably acceptable to the SPV and the Company, and Fred Hand, who currently serves as the Company’s Chief Executive Officer. Among the eight newly appointed directors, four are affiliated with the SPV, including Maya Burkenroad, Tai Lopez, Alexander Mehr, and Sandip Patel. Messrs. Lopez and Mehr currently serve as Co-Chairman of the Company’s board of directors.

On September 21, 2022, the SPV elected to immediately convert a portion of the Convertible Debt, and through such conversion acquired ownership of approximately 51% of the Common Stock. Upon conversion in full of the Convertible Debt and based on the Company’s outstanding shares on a fully diluted basis as of September 28, 2022, the SPV would own approximately 75% of the fully diluted voting power of the Common Stock (not including any additional Convertible Debt that may be issued as a result of the Company being required or electing to make in-kind payments of interest pursuant to the terms of the Convertible Debt). See the “Security Ownership of Certain Beneficial Owners and Management” table above and footnote (1) thereunder for additional information.

The source of funds for the SPV’s purchase of the Convertible Debt was cash contributed to the SPV by REV and Ayon Capital. The SPV did not assume control from any one individual stockholder or control group.

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

Report of the Company’s Related Party Transactions

Osmium/Tensile

On November 16, 2020, following approval of the U.S. Bankruptcy Court in the Company’s Chapter 11 bankruptcy proceedings, the Company and Osmium Partners entered into a backstop commitment agreement (the “Backstop Commitment Agreement”), pursuant to which Osmium Partners agreed that Osmium Partners or an affiliate would serve as the backstop party (the “Backstop Party”) and purchase all unsubscribed shares in the Company’s $40 million rights offering. Osmium Larkspur, jointly owned by Osmium Partners and Tensile Master Fund, was formed to serve as the Backstop Party. In addition, on November 15, 2020, the Company and TCM entered into a commitment letter (the “Commitment Letter”) pursuant to which TCM agreed to provide $25 million in subordinated debt financing to the Company.

In accordance with the Company’s bankruptcy plan of reorganization (the “Plan of Reorganization”) and the Commitment Letter, on December 31, 2020, the Company, Tuesday Morning, Inc., Alter Domus (US), LLC, as administrative agent, and the lenders named therein, including Tensile Master Fund and an affiliate of Osmium Partners, entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provided for a $25 million term loan to the Company (the “Term Loan”). Pursuant to the terms of the Term Loan Credit Agreement, the Term Loan has a maturity date of December 31, 2024 and bears interest at a rate of 14% per annum, with interest payable in-kind (“PIK”). Under the terms of the Term Loan Credit Agreement, the Term Loan is secured by a second lien on the collateral securing the Company’s ABL credit facility and a first lien on certain other assets of the Company as described in the Term Loan Credit Agreement. The Term Loan is subject to optional prepayment at a prepayment price equal to the greater of  (1) the original principal amount of the Term Loan plus accrued interest thereon, and (2) 125% of the original principal amount of the Term Loan. The Term Loan is subject to mandatory prepayment in connection with a change of control of the Company as described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also includes customary covenants and events of default. As of July 2, 2022, the outstanding principal balance of the Term Loan was $24.4 million.

In accordance with the Plan of Reorganization and the Backstop Commitment Agreement, on December 31, 2020, the Company and the Osmium Group entered into the Directors Agreement, pursuant to which the Osmium Group was entitled to appoint three directors to the Company’s Board of Directors. Pursuant to the Directors, Douglas J. Dossey of TCM, John Hartnett Lewis of Osmium Partners and W. Paul Jones were appointed as members of the Company’s Board of Directors.

On February 9, 2021, the Company received proceeds of approximately $40 million upon the closing of the rights offering, as contemplated by the Plan of Reorganization. In accordance with the terms of the Backstop Commitment Agreement, Osmium Larkspur purchased 18,340,411 shares of the Common Stock in the rights offering for an aggregate purchase price of approximately $20.2 million. In addition, in accordance with the Plan of Reorganization and the Backstop Commitment Agreement, Osmium Larkspur received (1) 1,818,182 additional shares of the Common Stock as payment of the commitment fee for serving as Backstop Party in the rights offering, and (2) a warrant to purchase 10,000,000 million additional shares of the Common Stock at a purchase price of  $1.65 per share.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional information regarding the shares of Common Stock beneficially owned by Osmium Partners, Tensile Master Fund, Mr. Lewis and Mr. Dossey.

On May 9, 2022, the Company, Tuesday Morning, Inc., certain of the term loan lenders (the “Consenting Lenders”), and Alter Domus (US) LLC, as administrative agent, entered into an amendment (the “May 2022 Term Loan Amendment”) to the Term Loan Credit Agreement. Pursuant to the May 2022 Term Loan Amendment, among other things, (1) the Company agreed, among things, to repurchase a portion of the outstanding principal amount of the outstanding indebtedness under the Term Loan Credit Agreement (the “Loan Repurchase”) and concurrently with the consummation of the Loan Repurchase, each Consenting Lender agreed to waive and forgive an amount of the accrued and unpaid interest owed to such Consenting Lender, and (2) the Term Loan Credit Agreement was amended to, among other things, (a) provide that the Borrower and its subsidiaries shall not permit the borrowing availability under the New ABL Facility to be less than the greater of (A) $7.5 million and (B) 7.5% of the Modified Revolving Loan Cap (as defined in the New ABL Credit Agreement), and (b) require the Company's compliance with a total secured net leverage ratio commencing with the 12-month period ending September 30, 2023.

On September 20, 2022, effective upon the closing of the Private Placement, the Directors Agreement was terminated and each of Messrs. Dossey and Lewis resigned from the Board. See “Item 10. Directors, Executive Officers and Corporate Governance – Note Purchase Agreement and Composition of Board of Directors” for additional information.

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

Private Placement

On September 20, 2020, pursuant to the terms of the Note Purchase Agreement, the SPV purchased $32.0 million in aggregate principal amount of the Convertible Debt. As described above, the SPV is a special purpose entity that was formed by Ayon Capital and REV. In connection with the closing of the Private Placement, each of Messrs. Lopez, Mehr and Patel and Ms. Burkenroad were appointed to the Board. Each of Messrs. Lopez, Mehr and Burkenroad are affiliated with REV and Mr. Patel is affiliated with Ayon Capital.

In addition, pursuant to the Note Purchase Agreement, the Management Purchasers purchased $3.0 million in aggregate principal amount of the Convertible Debt. In particular, Mr. Hand purchased $1,705,000 in principal amount of the Convertible Debt, Mr. Katz purchased $250,000 in principal amount of the Convertible Debt and Mr. Metcalf purchase $600,000 in principal amount of the Convertible Debt.

In connection with the Private Placement, the Company entered into a license agreement with Pier 1 Imports, pursuant to which the Company may sell Pier 1 products and will pay customary license fees in connection with such sales. Pier 1 Imports is owned by REV.

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

See “Item 10. Directors, Executive Officers and Corporate Governance – Note Purchase Agreement and Composition of Board of Directors” for additional information regarding the Private Placement and the terms of the Convertible Debt.

Director Independence

We are a controlled company under Nasdaq listing standards as a result of the SPV’s ownership of a majority of our outstanding Common Stock. As a result, are exempt from Nasdaq listing standards that would otherwise require that our Board be comprised of at least a majority of independent directors and that we establish nominating and compensation committees that are comprised solely of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company which would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Based on the independence standards prescribed by Nasdaq, our Board has determined that each of Messrs. Berger, Harris, Onghai and Zhang are independent. Mr. Hand is not independent due to his relationship with the Company as Chief Executive Officer. Messrs. Lopez and Merh and Ms. Burkenroad are not independent as a result of their affiliation with REV. Mr. Patel is not independent as a result of his affiliation with Ayon Capital. As prescribed by Nasdaq rules, the independent directors have regularly scheduled meetings without management present.

See “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” for information regarding the Audit Committee.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Grant Thornton LLP (“Grant Thornton”) for professional services rendered for the audit of the Company’s annual financial statements, including the audit of the Company’s internal control over financial reporting and the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for fiscal 2022 were $1,011,955.

The aggregate fees billed by Ernst & Young LLP (“Ernst & Young”) for professional services rendered for the audit of the Company’s annual financial statements, including the audit of the Company’s internal control over financial reporting and the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for fiscal 2021 were $1,567,807.

Audit Related Fees

No fees were billed by Grant Thornton for audit-related services rendered for the fiscal year ended July 2, 2022. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

The aggregate fees billed by Ernst & Young for audit-related services rendered for the fiscal year ended June 30, 2021 were $1,629. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” The services for fiscal 2021 were comprised solely of the Company’s subscription to online research.

Tax Fees

No tax fees were billed by Grant Thornton for tax-related services rendered for the fiscal year ended July 2, 2022 or by Ernst & Young for tax-related services rendered for fiscal year ended June 30, 2021.

All Other Fees

Excluding the audit fees, audit-related fees and tax fees mentioned above, there were no other fees billed by Grant Thornton during the fiscal year ended July 2, 2022 or by Ernst & Young during the fiscal year ended June 30, 2021.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit fees, audit-related fees, tax services and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year (and except for items exempt from pre-approval under applicable laws and rules), the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting. All audit and non-audit services for the fiscal year ended July 2, 2022 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Financial Statements:

The list of financial statements required by this Item is set forth in Item 8.

(2)	Financial Statement Schedules:

All financial statement schedules called for under Regulation S-X are omitted because either they are not required under the related instructions and/or are not material or are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits:

See the list of exhibits in the “Exhibits Index” to this Annual Report on Form 10-K, which are incorporated herein by reference. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other actual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties, and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties, and covenants in the agreements may have been used for the purpose of allocating risk between parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Amended and Restated Certificate of Incorporation of Tuesday Morning Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s 8-K (File No. 000-19658) filed with the Securities and Exchange Commission (the “Commission”) on January 4, 2021)

3.2	Amended and Restated By-laws of the Company effective as of December 31, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

4.3	Registration Rights Agreement, dated as of September 20, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.4	FILO C Note, dated as of September 20, 2022, from Tuesday Morning Corporation to TASCR Ventures, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.5	Form of Junior Secured Convertible Note, dated as of September 20, 2022, from Tuesday Morning Corporation to TASCR Ventures, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.6	Form of Junior Secured Convertible Note, dated as of September 20, 2022, from Tuesday Morning Corporation to certain members of management (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.7	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (File No. 001-40432) filed with the Commission on September 13, 2021)

10.1	Second Amendment to Credit Agreement, dated as of September 20, 2022, among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and 1903P Loan Agent, LLC, as documentation agent for the FILO B Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

10.2	Fifth Amendment to Credit Agreement, dated as of September 20, 2022, among Tuesday Morning, Inc., Tuesday Morning Corporation, TMI Holdings, Inc., the lenders party thereto, and Alter Domus (US), LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

10.3†	Tuesday Morning Corporation Corporate Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 8, 2013)

10.4.1†	Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 19, 2008)

10.4.2†	First Amendment to Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 9, 2012)

10.4.3†	Second Amendment to Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on October 23, 2012)

10.5†	Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on March 3, 2009)

10.6†	Form of Nonqualified Stock Option Award Agreement for Directors under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 28, 2013)

10.7†	Form of Nonqualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2008 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on May 8, 2014)

10.8†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.9.1†	Composite Copy of Tuesday Morning Corporation 2014 Long-Term Incentive Plan, as amended through November 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) as filed with the Commission on November 22, 2016)

10.9.2†	Second Amendment to Tuesday Morning Corporation 2014 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 24, 2017)

10.9.3†	Third Amendment to Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on February 5, 2021).

10.10†	Form of Nonqualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on November 14, 2014)

10.11†	Form of Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.12†	Form of Restricted Stock Award Agreement for Directors under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.13†	Form of Performance-Based Restricted Stock Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.14†	Form of Non-Qualified Stock Option Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-19658) filed with the Commission on October 29, 2015)

10.15†	Form of Non-Qualified Stock Option Award Agreement for Employees under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on August 21, 2018)

10.16†	Form of Time-Vesting Restricted Stock Unit Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

10.17†	Form of Cash Award Agreement under the Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on September 28, 2018)

10.18†	Form of Retention Letter (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 28, 2020)

10.19†	Form of Restricted Stock Unit Award Agreement with Paul Metcalfe (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on March 31, 2021)

10.20.1†	Offer Letter with Bridgett Zeterberg, (incorporated by reference to Exhibit 10.27.1 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on September 13, 2021)

10.20.2†	Enhanced Severance Agreement with Bridgett Zeterberg (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on February 16, 2021)

10.21†	Employment Agreement, dated as of May 4, 2021, between the Company and Fred Hand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 6, 2021)

10.22	Purchase and Sale Agreement, dated as of December 7, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.23	Headquarters Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.24	Warehouse Facility Lease Agreement, dated as of December 31, 2020, among the Company and certain subsidiaries and PBV – 14303 Inwood, LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on January 4, 2021)

10.25†	Form of Time-Based Restricted Stock Unit Inducement Grant to Fred Hand (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-256303) filed with the Commission on May 19, 2021)

10.26†	Form of Performance-Based Restricted Stock Unit Inducement Grant to Fred Hand (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-256303) filed with the Commission on May 19, 2021)

10.27†	Form of Restricted Stock Unit Award Agreement (Performance-Based) under Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 001-40432) filed with the Commission on September 13, 2021)

10.28†	Form of Restricted Stock Unit Award Agreement (Time-Based) under Tuesday Morning Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K (File No. 001-40432) filed with the Commission on September 13, 2021)

10.29†	Employment Agreement between Marc Katz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 9, 2021)

10.30†	Offer Letter between Jennifer Robinson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 9, 2021)

10.31	Amended and Restated Note Purchase Agreement, dated as of September 20, 2022, among Tuesday Morning Corporation, Tuesday Morning, Inc., the purchasers named therein, and TASCR Ventures CA, LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

10.32	Voting Agreement, dated as of September 12, 2022, between the Company and Osmium Partners (Larkspur SPV), LP (incorporated by reference to Exhibit 99.6 to the Schedule 13D/A of Osmium Partners LLC (File No. 005-42341))

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 000-19658) filed with the Commission on September 14, 2020)

23.1	Consent of Independent Registered Public Accounting Firm**

23.2	Consent of Independent Registered Public Accounting Firm**

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.3	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer of the Company Pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Term Sheet re Carried Interest Arrangement, dated as of May 4, 2021, between Fred Hand and Osmium Partners, LLC (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 000-19658) filed with the Commission on May 6, 2021)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document**

101.SCH	Inline XBRL Taxonomy Schema Document**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

† Management contract or compensatory plan or arrangement

* Filed herewith

**Previously filed with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUESDAY MORNING CORPORATION
Date: October 28, 2022
	By:	/s/ Fred Hand
Fred Hand Chief Executive Officer