Form 10-Q
period 2022-10-01
TUESDAY MORNING CORP/DE
filed 2022-11-22
CIK 878726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 1, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2022
Common Stock, par value $0.01 per share	178,354,379

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

The terms “Tuesday Morning,” “the Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries.

Reference is hereby made to the Company’s filings with the Securities and Exchange Commission, including, but not limited to, "Item 1A. Risk Factors" of the Company's most Annual Report on Form 10-K for the fiscal year ended July 2, 2022, for examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. These risks, uncertainties and events also include, but are not limited to, the following: the effects and length of the COVID-19 pandemic; changes in economic and political conditions which may adversely affect consumer spending, including the impact of current inflationary pressures; our ability to realize anticipated benefits from the Pier 1 licensing arrangement, including disruptions in the shipping and importation or increases in the costs of imported products; our ability to identify and respond to changes in consumer trends and preferences; our ability to mitigate reductions of customer traffic in shopping centers where our stores are located; increases in the cost or a disruption in the flow of our products, including the extent and duration of the ongoing impacts to domestic and international supply chains from the COVID-19 pandemic; impacts to general economic conditions and supply chains from the disruption in Europe; impacts of inflation and increasing interest rates; our ability to continuously attract buying opportunities for off-price merchandise and anticipate consumer demand; our ability to obtain merchandise on varying payment terms; our ability to successfully manage our inventory balances profitably; our ability to effectively manage our supply chain operations; loss of, disruption in operations of, or increased costs in the operation of our distribution center facility; our ability to generate sufficient cash flows, maintain compliance with our debt agreements and continue to access the capital markets; unplanned loss or departure of one or more members of our senior management or other key management; increased or new competition; our ability to maintain and protect our information technology systems and technologies and related improvements to support our growth; increases in fuel prices and changes in transportation industry regulations or conditions; changes in federal tax policy including tariffs; the success of our marketing, advertising and promotional efforts; our ability to attract, train and retain quality employees in appropriate numbers, including key employees and management; increased variability due to seasonal and quarterly fluctuations; our ability to protect the security of information about our business and our customers, suppliers, business partners and employees; our ability to comply with existing, changing and new government regulations; our ability to manage risk to our corporate reputation from our customers, employees and other third parties; our ability to manage litigation risks from our customers, employees and other third parties; our ability to manage risks associated with product liability claims and product recalls; the impact of adverse local conditions, natural disasters and other events; our ability to manage the negative effects of inventory shrinkage; our ability to manage exposure to unexpected costs related to our insurance programs; increased costs or exposure to fraud or theft resulting from payment card industry related risk and regulations; our ability to meet all applicable requirements for continued listing of our common stock on The Nasdaq Stock Market, including the minimum bid requirement of $1.00 per share, and our ability to remediate our material weakness in internal control over financial reporting and to maintain an effective system of internal controls over financial reporting. The Company’s filings with the SEC are available at the SEC’s web site at www.sec.gov.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tuesday Morning Corporation

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	October 1,	July 2,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,912	$7,816
Inventories	132,464	148,462
Prepaid expenses	5,477	5,811
Other current assets	3,015	1,694
Total Current Assets	147,868	163,783
Property and equipment, net	26,423	28,442
Operating lease right-of-use assets	156,705	156,945
Deferred financing costs	6,702	3,129
Other assets	3,137	1,877
Total Assets	$340,835	$354,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$313	$250
Accounts payable	52,071	40,797
Accrued liabilities	35,600	33,491
Operating lease liabilities	46,390	52,258
Total Current Liabilities	134,374	126,796

Operating lease liabilities — non-current	120,565	115,926
Borrowings under revolving credit facility	31,355	62,191
Long term debt (see Note 3 for amounts due to related parties)	37,443	28,730
Derivative liability	9,768	—
Other liabilities — non-current	1,497	1,546
Total Liabilities	335,002	335,189
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $0.01 per share, authorized 200,000,000 shares; 178,480,309 shares issued and 176,696,648 shares outstanding at October 1, 2022 and 87,663,769 shares issued and 85,880,108 shares outstanding at July 2, 2022	1,767	859
Additional paid-in capital	325,791	311,690
Retained deficit	(314,913)	(286,750)
Less: 1,783,661 common shares in treasury, at cost, at October 1, 2022 and at July 2, 2022, respectively	(6,812)	(6,812)
Total Stockholders’ Equity	5,833	18,987
Total Liabilities and Stockholders’ Equity	$340,835	$354,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	October 1,	September 30,
	2022	2021
Net sales	$157,105	$176,872
Cost of sales	122,469	125,858
Gross margin	34,636	51,014
Selling, general and administrative expenses	60,523	60,277
Restructuring and impairment charges	—	2,430
Operating loss before interest, reorganization and other expense	(25,887)	(11,693)
Other income/(expense):
Interest expense	(2,027)	(1,716)
Reorganization items, net	—	(1,292)
Gain on derivative	8,780	—
Loss on debt extinguishment	(8,382)	—
Other income/(expense), net	(498)	49
Other income/(expense) total	(2,127)	(2,959)
Loss before income taxes	(28,014)	(14,652)
Income tax expense/(benefit)	149	(49)
Net loss	$(28,163)	$(14,603)
Earnings Per Share
Net loss per common share:
Basic	$(0.29)	$(0.17)
Diluted	$(0.29)	$(0.17)
Weighted average number of common shares:
Basic	96,645	84,310
Diluted	96,645	84,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation
Condensed Consolidated Statements of Stockholders' Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at July 2, 2022	85,880	$859	$311,690	$(286,750)	$(6,812)	$18,987
Net loss	—	—	—	(28,163)	—	(28,163)
Share-based compensation	—	—	1,544	—	—	1,544
Shares issued on conversion of debt	90,000	900	12,600	—	—	13,500
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	817	8	(43)	—	—	(35)
Balance at October 1, 2022	176,697	$1,767	$325,791	$(314,913)	$(6,812)	$5,833

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at June 30, 2021	86,205	$862	$305,498	$(227,747)	$(6,812)	$71,801
Net loss	—	—	—	(14,603)	—	(14,603)
Share-based compensation	—	—	1,155	—	—	1,155
Shares issued or canceled in connection with employee stock incentive plans and related tax effect	(434)	(4)	455	—	—	451
Balance at September 30, 2021	85,771	$858	$307,108	$(242,350)	$(6,812)	$58,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	October 1,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,163)	$(14,603)
Adjustments to reconcile net earnings/(loss) to net cash used in operating activities:
Depreciation and amortization	3,315	3,397
Loss on impairment of assets	—	2,089
Amortization of financing costs and interest expense	1,157	1,267
(Gain)/loss on disposal of assets	(15)	68
Loss on extinguishment of debt	8,382	—
Gain on derivatives	(8,780)	—
Share-based compensation	1,544	1,173
Deferred income taxes	—	(118)
Construction allowances from landlords	245	426
Change in operating assets and liabilities:
Inventories	15,998	(29,092)
Prepaid and other current assets	(2,247)	(2,002)
Accounts payable	11,274	10,884
Accrued liabilities	923	(4,448)
Operating lease assets and liabilities	(5,873)	(1,875)
Other liabilities — non-current	4,589	(382)
Net cash provided by/(used) in operating activities	2,349	(33,216)
Cash flows from investing activities:
Capital expenditures	(1,315)	(1,761)
Net cash used in investing activities	(1,315)	(1,761)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	192,792	209,314
Repayments of borrowings under revolving credit facility	(218,628)	(198,924)
Issuance of convertible debt	35,000	—
Payment of FILO A and B facilities	(7,500)	—
Proceeds from FILO B facility	5,000	—
Proceeds from exercise of employee stock options	—	467
Tax payments related to vested stock awards	(35)	(12)
Payments on finance leases	—	(36)
Payment of financing fees	(8,567)	—
Net cash provided by/(used in) financing activities	(1,938)	10,809
Net decrease in cash, cash equivalents and restricted cash	(904)	(24,168)
Cash, cash equivalents and restricted cash, beginning of period	7,816	28,855
Cash, cash equivalents and restricted cash, end of period	$6,912	$4,687
Supplemental cash flow information:
Interest paid	$1,726	$1,307
Income taxes paid (refunded)	42	(53)
Non-cash financing and investing activities:
Conversion of debt to 90,000,000 shares of common stock	13,500	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tuesday Morning Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

The terms “Tuesday Morning,” the “Company,” “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q refer to Tuesday Morning Corporation and its subsidiaries. Other than as disclosed in this document, please refer to our Annual Report on Form 10-K for the fiscal year ended July 2, 2022 for our critical accounting policies.

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

Our business results historically have fluctuated throughout the year and, as a result, the operating results of the interim periods presented are not necessarily indicative of the results that may be achieved for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended July 2, 2022. The consolidated balance sheet at July 2, 2022 has been derived from the audited consolidated financial statements at that date. The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual amounts could differ from those estimates.

The Company is in a fiscal year end with 52-53 week year ending on the Saturday closest to June 30. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks.

(A) Cash and Cash Equivalents—Cash and cash equivalents include credit card receivables and all highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At October 1, 2022 and July 2, 2022, credit card receivables from third party consumer credit card providers were $5.6 million and $6.3 million, respectively. Such receivables generally are collected within one week of the balance sheet date.

(B) Restricted Cash—There was no restricted cash as of October 1, 2022.

(C) Fair Value Measurements—The Company applies the provisions of ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•
Level 1 inputs to the valuation methodology are quoted, unadjusted prices for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, as well as other than quoted prices for identical assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Liquidity

The Company has evaluated its going concern disclosure requirements as of October 1, 2022, under ASC-205 “Going Concern”. The Company determined that as of July 2, 2022, there was substantial doubt about the Company’s ability to remain a going concern. However, the Company concluded that as a result of the funds generated from the Private Placement (as defined in Note 3 below), and the funds expected to be generated from operating activities in fiscal 2023, available cash and cash equivalents and borrowings under the New ABL Facility will be sufficient to fund its planned operations and capital expenditure requirements for at least twelve months, and comply with its debt covenant of maintaining $7.5 million in availability under its New ABL Facility. The financial statements have been prepared on a going concern basis.

Management's expected plans to generate adequate funds from operating activities, include cost management of payroll, reductions in year over year distribution costs, the sale of new product categories, and better alignment of merchandise purchases and receipts with sales demand, among others. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable, as of November 22, 2022.

Emergence from Chapter 11 Bankruptcy Proceedings

In response to the impacts of the COVID-19 pandemic, on May 27, 2020 (the “Petition Date”), we filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). On December 31, 2020, we legally emerged from bankruptcy following Bankruptcy Court approval and resolution of all material conditions precedent listed in our Plan of Reorganization (as defined below). However, the closing of an equity financing transaction was considered a critical component to the execution of our confirmed Plan of Reorganization, therefore, we continued to apply the requirements of Accounting Standards Codification ("ASC') 852 – Reorganizations until that transaction closed on February 9, 2021. In connection with our legal emergence from bankruptcy on December 31, 2020, the Company completed certain debt financings (including an asset-based revolving credit facility and a term loan) and sale-leaseback transactions of our corporate office and Dallas distribution center properties contemplated by the Plan of Reorganization. The Chapter 11 Cases were jointly administered for procedural purposes. During the pendency of the Chapter 11 Cases, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In accordance with orders of the Bankruptcy Court, we entered into certain debtor-in-possession financing arrangements to provide financing during the pendency of the Chapter 11 Cases. See "Debtor-In-Possession Financing Arrangements" in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022 for additional information regarding these debtor-in-possession financing arrangements.

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

On November 16, 2020, the Company and its subsidiaries filed with the Bankruptcy Court a proposed Revised Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Amended Plan”) and a proposed Amended Disclosure Statement (the “Amended Disclosure Statement”) in support of the Amended Plan describing the Amended Plan and the solicitation of votes to approve the same from certain of the Debtors’ creditors with respect to the Chapter 11 Cases. The Amended Plan and the Amended Disclosure Statement contemplated the debt financing transactions described in Note 3 below under the caption “ABL Credit Agreements,” the exchange and Rights Offering (defined in Note 12 below) and the sale-leaseback transactions described in Note 8 below.

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

Pursuant to the Plan of Reorganization, each outstanding share of the Company’s common stock as of the close of business on January 4, 2021 was exchanged for (1) one new share of the Company’s stock and (2) a share purchase right entitling the holder to purchase its pro rata portion of shares available to eligible holders in the Rights Offering described under the caption “Equity Financing under the Plan of Reorganization” in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022. On February 9, 2021, the Company completed the equity financing contemplated by the Plan of Reorganization.

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

Under Nasdaq Rule 5810(c)(3)(A), the Company will have a compliance period of 180 calendar days, or until December 5, 2022, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, during the 180-calendar day compliance period, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. The notification of noncompliance had no immediate effect on the listing of the Company’s common stock, which continues to be listed and traded on The Nasdaq Capital Market under the symbol “TUEM.”

In the event the Company does not regain compliance with the Minimum Bid Price Requirement within the 180-calendar day compliance period, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during an additional 180-calendar day compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days. However, if it appears to the staff of Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company committed to Nasdaq to implement a reverse stock split promptly following such stockholder approval in order to regain compliance with the Minimum Bid Price Requirement. On September 28, 2022, the majority stockholder of the Company approved an amendment to the Company’s certificate of incorporation for a reverse stock split at a ratio within the range of 1 share for 20 shares to 1 share for 100 shares, subject to approval of the Board of Directors of the final ratio and timing of the reverse stock split. Pursuant to SEC Rule 14c-2, the approval of the majority stockholder could not become effective until November 14, 2022 (the 20th calendar day following mailing of an information statement to the Company’s stockholders). The reverse stock split remains subject to final board approval and the filing of the certificate of amendment with the Delaware Secretary of State. While the Company expects the reverse stock split to become effective in November, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing criteria.

On November 4, 2022, Andrew T. Berger was appointed as Chief Executive Officer. Mr. Berger previously served as a member of the Audit Committee of the Board of Directors. In connection with his appointment as Chief Executive Officer, Mr. Berger resigned from his position on the Audit Committee. As a result, the Audit Committee has been reduced to two members, each of whom is an independent director pursuant to the Nasdaq Listing Rules. Accordingly, the Company currently is not compliant with Nasdaq Listing Rule 5605(c)(2), which requires that the audit committee of a Nasdaq listed company consist of at least three members, each of whom is an independent director pursuant to the Nasdaq Listing Rules. In accordance with the Nasdaq Listing Rules, on November 7, 2022, the Company notified Nasdaq of Mr. Berger’s appointment as Chief Executive Officer and resignation from the Audit Committee and the resulting non-compliance with Nasdaq Listing Rule 5605(c)(2). The Company also received a letter from Nasdaq indicating the Company was not in compliance with Nasdaq Listing Rule 5605 and noting that the Company would, in accordance with Nasdaq Listing Rule 5605(c)(4)(B), have a cure period until the earlier of its next annual meeting of stockholders or May 3, 2023 to regain compliance.

The Company intends to appoint an additional independent director to the Board of Directors and the Audit Committee as soon as practicable and prior to the expiration of the cure period under Nasdaq Listing Rule 5605(c)(4)(B).

Updates on the COVID-19 Pandemic

The COVID-19 pandemic has had an adverse effect on our business operations, store traffic, employee availability, financial conditions, results of operations, liquidity and cash flow. On March 25, 2020, we temporarily closed all of our stores nationwide, severely reducing revenues, resulting in significant operating losses and the elimination of substantially all operating cash flow. As allowed by state and local jurisdictions, our stores gradually reopened as of the end of June 2020. In accordance with our Plan of Reorganization, described below, we completed the permanent closure of 197 stores in the first quarter of fiscal 2021 and the closure of our Phoenix, Arizona distribution center (“Phoenix distribution center”) in second quarter of fiscal 2021. In addition, as part of our restructuring, we secured financing to pay creditors in accordance with the plan of reorganization and to fund planned operations and expenditures.

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

Accounting Pronouncements Recently Adopted

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in an entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, which includes the Company, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In March 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815w-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This update is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange and is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. We are currently evaluating the impact of the new guidance on the Company's consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

Pursuant to the Plan of Reorganization, an escrow account (the “Unsecured Creditor Claim Fund”) was established for the benefit of holders of allowed general unsecured claims. Upon the closing of the sale and leaseback of the Corporate Office and the Dallas Distribution Center properties and the issuance of the Term Loan (as defined in Note 3 below), net proceeds of $67.5 million, after payment of property taxes, and $18.8 million, respectively, were deposited directly into the Unsecured Creditor Claim Fund that was administered by an independent unsecured claims disbursing agent. The remaining proceeds from the Term Loan that were not deposited into the Unsecured Creditor Claim Fund were deposited into our operating account. In addition, $14.2 million of additional cash was deposited into a segregated bank account at Wells Fargo Bank and was restricted for use in paying compensation for services rendered by professionals on or after the Petition date and prior to the approval of the Effective Date. The closing of the Rights Offering described in Note 12 below provided approximately $40.0 million of cash that was deposited to the Unsecured Creditor Claim Fund and recorded as restricted cash. During the fiscal 2021, all services rendered by professionals were paid and the Wells Fargo Restricted Fund account was closed with all of the applicable funds disbursed. Net cash remaining of $1.9 million was deposited directly into our unrestricted cash account during the fourth quarter of fiscal 2021.

On September 29, 2021, the U.S. Bankruptcy Court issued a Final Decree closing the Chapter 11 Cases of the Company and its subsidiaries. While the Company emerged from bankruptcy proceedings on December 31, 2020, the Chapter 11 Cases remained opened pending final resolution of all claims of general unsecured creditors. The Company was able to resolve all of these claims for approximately $14 million less than the amounts reserved and retained in the Unsecured Creditor Claim Fund. Upon entry of the Final Decree, the approximately $14 million remaining in the Unsecured Creditor Claim Fund was returned to the Company to make a repayment on its ABL credit facility and the Chapter 11 Cases are final.

As of October 1, 2022, we had zero cash held in the Unsecured Creditor Claim Fund held on the balance sheet for the payment of claims.

We were not required to apply fresh start accounting based on the provisions of ASC 852 as there was no change in control and the entity’s reorganization value immediately before the date of confirmation was more than the total of all its post-petition liabilities and allowed claims.

Restructuring and Impairment Charges

Restructuring and impairment charges are as follows (in thousands):

	Three Months Ended
	October 1,	September 30,
	2022	2021
Restructuring costs:
Severance and compensation related costs (adjustments)	$—	$341
Total restructuring costs	$—	$341

Impairment costs:
Corporate long-lived assets	$—	$2,089
Total impairment costs	$—	$2,089

Total restructuring and impairment costs	$—	$2,430

Reorganization Items

Reorganization items included in our condensed consolidated statement of operations represent amounts directly resulting from the Chapter 11 Cases are as follows (in thousands):

	Three Months Ended
	October 1,	September 30,
	2022	2021
Reorganization items, net:
Professional and legal fees	$—	$229
Claims related costs	—	1,063
Total reorganization items, net	$—	$1,292

3. DEBT

ABL Credit Agreements

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

On May 9, 2022, the Company, Tuesday Morning, Inc. (the “Borrower”) and each other subsidiary of the Company (together with the Company and the Borrower, the "Company Credit Parties") entered into a Credit Agreement (the “New ABL Credit Agreement”) with the lenders named therein (the “ABL Lenders”), Wells Fargo Bank, National Association, as administrative agent (the “ABL Administrative Agent”), and 1903P Loan Agent, LLC, as FILO B documentation agent. The New ABL Credit Agreement replaced the Post-Emergence ABL Credit Agreement. The New ABL Credit Agreement provides for (i) a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”), which includes a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit, (ii) a first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO A Facility”) and (iii) an additional first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO B Facility” and, collectively with the New ABL Facility and the FILO A Facility, the “New Facilities”). In addition, under the original terms of the New ABL Credit Agreement, the Borrower had the right, on and following November 9, 2022 (the “FILO B Delayed Incremental Loan”), to request (x) an additional incremental loan under the FILO B Facility in an aggregate amount not to exceed $5.0 million, and (y) additional incremental commitments from the FILO B lenders to make additional loans in an aggregate amount not to exceed $5.0 million, subject to the satisfaction of certain conditions.

On May 9, 2022, the Borrower borrowed approximately $75.2 million under the New ABL Facility, $5.0 million under the FILO A Facility and $5.0 million under the FILO B Facility (collectively, the “Closing Date Loans”). A portion of the aggregate proceeds from the Closing Date Loans was used to (i) repay all outstanding indebtedness (the “Existing ABL Loans”) under the Post-Emergence ABL Facility, along with accrued interest, expenses and fees, (ii) purchase of a portion of the Term Loan for the aggregate purchase price of $5.0 million (the “Loan Repurchase”), and (iii) pay transaction costs related to the transactions described in the foregoing clauses (i) and (ii) and the execution and delivery of the New ABL Credit Agreement and related loan documents. The remainder of the proceeds from the Closing Date Loans, as well as the proceeds from future borrowings, will be used for working capital needs and other general corporate purposes.

Pursuant to an amendment to the New ABL Credit Agreement dated July 11, 2022, the lenders under the FILO B Facility (the "FILO B Lenders") agreed to make the FILO B Delayed Incremental Loan to the Borrower on July 11, 2022. The amendment also provides that, until certain minimum borrowing availability levels are satisfied as described in the amendment, the Borrower will be subject to additional reporting obligations, the Borrower will retain a third-party business consultant acceptable to the ABL Administrative Agent, and the ABL Administrative Agent may elect to apply amounts in controlled deposit accounts to the repayment of outstanding borrowings under the New ABL Facility. The July 11, 2022 amendments to the New ABL Agreement were accounted for as a debt modification. In addition, pursuant to the amendment, certain subsidiaries of the Borrower agreed to enter into and maintain a supply agreement with Gordon Brothers Retail Partners, LLC (the “Program Agent”), an affiliate of a FILO B Lender, pursuant to which the Program Agent supplies inventory to the Borrower and certain of its subsidiaries.

On September 20, 2022, the New ABL Credit Agreement was further amended in connection with the Private Placement (defined below). The amendment restricts certain actions by the Company for the next two years, including making certain acquisitions and debt prepayments. The amendment requires that the Company engage and retain (at the Company’s expense) Gordon Brothers Retail Partners for a certain period of time for the purpose of performing appraisal validations, monitoring and evaluating the Company’s inventory mix and other services. The amendment also permitted the change in control caused by the issuance of shares to the SPV (as defined below) upon exchange of the Convertible Debt (as defined below) for shares. On September 20, 2022, $7.5 million of the borrowings under the FILO A Facility and FILO B Facility were repaid. See “September 2020 Private Placement” below for additional information.

The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. Pursuant to the New ABL Credit Agreement, the Borrower and its subsidiaries must maintain borrowing availability under the New ABL Facility at least equal to the greater of (i) $7.5 million and (ii) 7.5% of the Modified Revolving Loan Cap, as defined in the New ABL Credit Agreement.

Amounts available for advances under the New Facilities are subject to borrowing bases as described in the New ABL Credit Agreement. Borrowings under the New ABL Facility will bear interest at a rate equal to, at the option of the Borrower, (i) the Adjusted Term SOFR (as defined below) plus a margin ranging from 1.75% to 2.25%, or (ii) the Base Rate (as defined below) plus a margin ranging from 0.75% to 1.25%, in each case with such margins depending on the Borrower’s average quarterly borrowing availability under the New ABL Facility. Borrowings under the FILO A Facility will bear interest at a rate equal to, at the option of the Borrower, (i) the Adjusted Term SOFR plus 3.00%, or (ii) the Base Rate plus 2.00%. Borrowings under the FILO B Facility will bear interest at a rate equal to, at the option of the Borrower, (i) the Adjusted Term SOFR plus a margin of 9.00%, or (ii) the Base Rate plus a margin of 8.00%, in each case with such margins depending on seasonal periods. The “Adjusted Term SOFR” is the term SOFR plus a term SOFR adjustment of 0.10% for loans under the New ABL Facility or a term SOFR adjustment of 0.00% for loans under the FILO A Facility and the FILO B Facility. The “Base Rate” is the greatest of (i) the federal funds effective rate plus 0.50%, (ii) the term SOFR plus 1.00%, and (iii) the prime rate of Wells Fargo Bank, National Association. Each of the Adjusted Term SOFR and the Base Rate is subject to a 0.00% floor with respect to the New ABL Facility and a 1.00% floor for each of the FILO A Facility and the FILO B Facility.

During the three months ended October 1, 2022, we had $2.0 million additional deferred financing costs for the FILO B, classified as long term debt in the condensed consolidated balance sheet.

The New Facilities are secured by a first priority lien on all present and after-acquired tangible and intangible assets of the Company and its subsidiaries other than certain collateral that secures the Term Loan (as defined below). Each of the New Facilities will terminate, and outstanding borrowings thereunder will mature, on the earlier of (i) May 10, 2027, and (ii) the date that is 91 days prior to maturity of the Term Loan.

As of October 1, 2022, we had $31.4 million of borrowings outstanding under the New ABL Facility and, $14.6 million of letters of credit outstanding. We had borrowing availability of $25.3 million under the New ABL Facility as of October 1, 2022.

As of October 1, 2022, we had $6.7 million in deferred financing costs net of amortization for the New ABL Facility, of which $4.1 million was incurred this quarter for the amendment to the New ABL. Of this amount, $3.7 million was paid from the proceeds of the private placement and $0.4 million was accrued as of October 1, 2022.

Term Loan

On December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein (the "Term Loan Lenders"), including Tensile Capital Partners Master Fund LP ("Tensile") and affiliates of Osmium Partners, LLC, ("Osmium"), entered into a Credit Agreement (as amended from time to time, the “Term Loan Credit Agreement”) to provide a term loan of $25.0 million to the Company (the “Term Loan”).

In accordance with the Plan of Reorganization, on December 31, 2020, three new directors were selected for membership on the Board of Directors by Osmium Partners (Larkspur SPV), LP, ("Larkspur") an affiliate of Tensile and Osmium. Pursuant to the Term Loan Credit Agreement, Tensile and affiliates of Osmium held $19.0 million and $1.0 million, respectively, of the $25.0 million outstanding Term Loan. Representatives of Osmium and Tensile both held seats on the board from December 31, 2020 to September 20, 2022 and therefore Osmium and Tensile were related parties to the Company (see Note 12).

On May 9, 2022, the Company, the Borrower, certain subsidiaries of the Company, certain of the Term Loan Lenders (the “Consenting Lenders”), and Alter Domus (US) LLC, as administrative agent, entered into an amendment to the Term Loan Credit Agreement (the “Term Loan Credit Agreement Amendment”), pursuant to which, among other things, (i) each Consenting Lender agreed to the Loan Repurchase, (ii) concurrently with the consummation of the Loan Repurchase, each Consenting Lender agreed to waive and forgive an amount of the accrued and unpaid interest owed to such Consenting Lender , (iii) it was agreed that immediately, automatically and permanently upon the consummation of the Loan Repurchase, the Term Loans assigned pursuant to the Loan Repurchase would be deemed cancelled and of no further force and effect and (iv) the Term Loan Credit Agreement was amended to, among other things, (x) provide that the Borrower and its subsidiaries shall not permit the borrowing availability under the New ABL Facility to be less than the greater of (A) $7.5 million and (B) 7.5% of the Modified Revolving Loan Cap, (y) permit the Borrower to borrow on the $5.0 million committed FILO B accordion, subject to certain conditions, on and following November 9, 2022, and (z) provide that, commencing with the 12-month period ending September 30, 2023, the Company would be subject to compliance with a total secured leverage ratio.

In July 2022, the Term Loan Credit Agreement was further amended to permit the early borrowing of the FILO B Delayed Incremental Loan and to make other changes to conform to the New ABL Credit Agreement, accounted for as debt modification as there are no changes in the borrowing capacity. In addition, on September 20, 2022, the Term Loan Credit Agreement was further amended to permit the Private Placement to be completed and to make certain other amendments, including removal of the total secured net leverage ratio covenant from the Term Loan Credit Agreement and permitting the change in control caused by the issuance of shares to the SPV upon conversion of the Convertible Debt for shares.

The amendments to the Term Loan agreement in September 2022 were accounted for as a debt modification. The Term Loan will be carried net of the associated debt issuance costs which will be amortized and recorded as interest expense using the effective interest rate based on the amendments. The third party issuance costs of $0.7 million incurred from the refinancing of the term loan was expensed for the period ended October 1, 2022.

As of October 1, 2022, we have $25.3 million of borrowings outstanding under the Term Loan Credit Agreement, including PIK interest of $0.9 million.

September 2022 Private Placement

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

The Convertible Debt is convertible into shares of the Company’s common stock at a conversion price of $0.077 per share. Accordingly, 415,584,415 shares of the Company’s common stock would be issuable upon conversion in full of the Convertible Debt purchased by the SPV. In addition, 38,961,039 shares of the Company’s common stock would be issuable upon conversion in full of the Convertible Debt to be purchased by the Management Purchasers. Because the Company does not currently have a sufficient number of authorized and unreserved shares of common stock to issue upon conversion of all of the Convertible Debt, as described below, only a portion of the Convertible Debt was immediately convertible into common stock. The remaining portion of the Convertible Debt cannot be converted into common stock unless and until the Company’s certificate of incorporation is amended to increase the number of authorized shares of common stock to permit such conversion and/or provide for a reverse stock split of the common stock. The conversion feature within the Convertible Debt represents an embedded derivative. See "Derivative Liabilities" below for additional information.

The Convertible Debt is subject to customary anti-dilution adjustments for structural events, such as splits, distributions, dividends or combinations, and customary anti-dilution protections with respect to issuances of equity securities at a price below the applicable conversion price of the Convertible Debt. A portion of the Convertible Debt issued to the SPV was immediately convertible for up to 90,000,000 shares of the Company's common stock. On September 21, 2022, the SPV elected to immediately convert a portion of the Convertible Debt into 90,000,000 shares of the Company's common stock, and through such conversion, acquired ownership of a majority of the Company's outstanding common stock. On September 28, 2022, the SPV approved an amendment to the Company's certificate of incorporation to (i) increase the number of authorized shares to allow for conversion in full of the remaining Convertible Debt, and provide such additional authorized shares as deemed appropriate by the Company's board of directors and/or (ii) provide for a reverse stock split of the common stock (the "Certificate of Incorporation Amendment"). See “Listing” under Note 1 above for additional information. Upon conversion in full of the Convertible Debt and based on the Company's outstanding shares on a fully diluted basis as of September 28, 2022, the SPV would hold approximately 75% and the SPV and the Management Purchasers collectively would hold 81% of the total diluted voting power of the Company's common stock (not including any additional Convertible Debt that may be issued as a result of the Company being required or electing to make in-kind payments of interest as described further below). In connection with the conversion of the portion of the Convertible Debt that was immediately convertible, approximately $6.9 million in principal amount of the SPV Convertible Notes were retired. In connection therewith, we recorded a reduction of $2.5 million in debt, $3.9 million from our derivative liability, and loss on extinguishment of $7.7 million, and a resulting impact of $13.5 million from stockholders' equity to reflect the conversion from debt to common stock and amortization of debt issuance cost of $0.6 million.

The conversion of the Convertible Notes to common stock on September 22, 2022, resulted in a change of control of the Company given the SPV held greater than 50% of the outstanding voting common stock and control of the Company’s Board as discussed below.

In connection with the Private Placement, the Company entered into a registration rights agreement with the purchasers of the Convertible Debt, pursuant to which the purchasers received customary shelf registration, piggyback and demand registration rights with respect to the resale of shares of the Company’s common stock acquired upon conversion or exchange of the Convertible Debt.

In accordance with the terms of the Note Purchase Agreement, the SPV designated each of Tai Lopez, Alexander Mehr, Maya Burkenroad, Sandip Patel and James Harris (collectively, the “SPV Designees”) to serve as directors of the Company effective upon the closing of the Private Placement on September 20, 2022. In connection with the election the SPV Designees to the Company’s board of directors, each of Douglas J. Dossey, Frank M. Hamlin, W. Paul Jones, John Hartnett Lewis and Sherry M. Smith resigned from the Company’s board of directors. Each of the remaining incumbent directors Fred Hand, Anthony F. Crudele, Marcelo Podesta and Reuben E. Slone continued to serve on the board following the closing of the Private Placement. Each of Messrs. Crudele, Podesta and Slone resigned from the board of directors on September 28, 2022 and in connection therewith each of Andrew T. Berger, Michael Onghai and Z. John Zhang were elected as directors. See Note 14 – Subsequent Events below for additional information.

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

The proceeds of the Private Placement were used to (i) repay $7.5 million of the FILO A term loans and FILO B term loans under the New ABL Credit Agreement; (ii) repay of a portion of the Borrower’s revolving loans under the New ABL Credit Agreement; and (iii) payment of transaction costs. In addition, the remaining proceeds will be used for working capital and other general corporate purposes of the Company and its subsidiaries.

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

The FILO C Convertible Note is secured by the same collateral that secures (i) the revolving loans and FILO A and FILO B term loans under the ABL Credit Agreement (collectively, the "ABL Obligations"), (ii) the term loan issued under the Term Loan Credit Agreement, and (iii) the Junior Convertible Notes. With respect to the collateral as to which borrowings under the New ABL Credit Agreement have a first priority lien, the ABL Obligations have a first priority lien, the lien on such collateral securing the FILO C Convertible Note ranks junior to the lien securing the ABL Obligations and senior to the Term Loan and the Junior Convertible Notes. With respect to the collateral as to which Term Loan has a first priority lien, the lien on such collateral securing the FILO C Note ranks junior to the liens securing the ABL Obligations and the Term Loan and senior to the lien securing the Junior Convertible Notes. With respect to payment priority, the FILO C Convertible Note is subordinate to the ABL Obligations, pari passu with the Term Loan, and senior to the Junior Convertible Notes.

For the three months ended October 1, 2022, we had $0.7 million in deferred financing costs net of amortization for the FILO C Convertible Notes.

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

For the three months ended October 1, 2022, we had $1.5 million in deferred financing costs for the SPV Junior Convertible Notes. This amount is net of extinguishment of unamortized issuance cost of $0.6 million proportionate to the conversion of the SPV Convertible Notes to common stock on September 22, 2022.

For the three months ended October 1, 2022, we had $0.3 million in deferred financing costs of Management Convertible Notes.

The Junior Convertible Notes contain covenants and events of default that are customary for this type of financing.

The following table provides details on our Long term debt (in thousands):

	October 1, 2022	July 2, 2022
Principal Balances of long term debt
Term loan balance	$24,400	$24,400
FILO A	—	5,000
FILO B	7,500	—
FILO C, excluding embedded derivative	3,808	—
SPV Junior secured convertible notes, excluding embedded derivative	5,350	—
Management convertible notes, excluding embedded derivative	914	—
Principal Balances of long term debt	41,972	29,400
Deferred financing costs	(5,067)	(420)
Current portion of long term debt, FILO A	—	(250)
Current portion of long term debt, FILO B	(313)	—
Accrued Paid-in-kind interest (Term Loan)	851	—
Long term debt, ending	$37,443	$28,730

As of October 1, 2022, we are in compliance with covenants in the New ABL Facility, the Term Loan, and the Convertible Debt.

Interest Expense

Interest expense for the three months ended October 1, 2022 was $2.0 million, and was comprised of $0.9 million in interest on the New ABL Facility and PIK interest on the Term Loan, the FILO C Convertible Notes, and the Junior Convertible Notes, $0.2 million amortization of financing fees, and $0.9 million commitment fees. Interest expense for the three months ended September 30, 2021 was $1.7 million and was comprised of $1.0 million in interest on the Post-Emergence ABL Facility and PIK interest on the Term Loan, and was comprised of $0.3 million amortization of financing fees and $0.4 million of commitment fees.

The fair value of our long term debt was determined based on observable market data provided by a third party for similar types of debt which are considered Level 2 inputs within the fair value hierarchy. The following table provides the fair values on our long-term debt (in thousands):

	October 1, 2022	July 2, 2022
Term loan balance	$24,808	$25,476
FILO A	—	3,466
FILO B	6,675	—
FILO C, excluding embedded derivatives	3,808	—
SPV Junior secured convertible notes, excluding embedded derivatives	5,350	—
Management held convertible notes, excluding embedded derivatives	914	—
Fair value of long term debt	$41,555	$28,942

4. REVENUE RECOGNITION

Our revenue is earned from sales of merchandise within our stores and is recorded at the point of sale and conveyance of merchandise to customers. Revenue is measured based on the amount of consideration that we expect to receive, reduced by point of sale discounts and estimates for sales returns, and excludes sales tax. Payment is due at the time of sale. We maintain a reserve for estimated returns, as well as a corresponding returns asset in “Other Assets” in the condensed consolidated balance sheets, and we use historical customer return behavior to estimate our reserve requirements. No impairment of the returns asset was identified or recorded as of October 1, 2022. Gift cards are sold to customers in our stores and we issue gift cards for merchandise returns in our stores. Revenue from sales of gift cards and issuances of merchandise credits is recognized when the gift card is redeemed by the customer, or if the likelihood of the gift card being redeemed by the customer is remote (gift card breakage). The gift card breakage rate is determined based upon historical redemption patterns. An estimate of the rate of gift card breakage is applied over the period of estimated performance and the breakage amounts are included in net sales in the condensed consolidated statement of operations. Breakage income recognized was $0.1 million and $0.1 million for the three months ended October 1, 2022 and September 30, 2021, respectively. The gift card liability is included in “Accrued liabilities” in the condensed consolidated balance sheets. We will continue to evaluate whether and how store closures may affect customer behavior with respect to sales returns and gift card redemption and related breakage.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	October 1,	July 2,
	2022	2022
Sales and use tax	$4,253	$3,854
Self-insurance reserves	8,549	8,451
Wages, benefits and payroll taxes	6,684	5,892
Property taxes	2,067	1,476
Freight and distribution	6,407	6,484
Capital expenditures	31	122
Utilities	816	1,261
Gift card liability	1,072	1,095
Reorganization expenses	20	20
Other expenses	5,701	4,836
Total accrued liabilities	$35,600	$33,491

Self-insurance reserves were primarily comprised of our worker's compensation liability reserve, followed by our medical liability reserve and general liability reserve.

6. COMMON STOCK & SHARE-BASED INCENTIVE PLANS

Increase in Authorized Capital Stock

As provided in the Plan of Reorganization, the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, to 200,000,000 shares. The Company had 176,696,648 shares of common stock outstanding as of October 1, 2022. See Note 3 for information regarding the issuance of additional common stock in connection with the Private Placement.

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

In order to allow completion of the Private Placement, the board of directors waived these restrictions with respect to the securities purchased in the Private Placement. On September 21, 2022, following the closing of the Private Placement, the SPV elected to immediately convert a portion of the Convertible Debt into 90 million shares of the Company’s common stock and acquired majority ownership of the Company’s common stock. As a result, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code (Section 382) as of September 22, 2022. Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards (NOLs), tax credits, and interest limitation carryforwards. The Company has significant NOLs, tax credits, and interest limitation carryforwards that are impacted by the ownership change. The Company has evaluated the financial statement impact of the ownership change under Section 382 in the current quarter, and has determined there is no material impact on the financials due to the valuation allowance the Company has set up previously on its deferred tax asset.

Share-Based Incentive Plans

For a discussion of our share-based incentive plans, please see Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

Restricted Stock Awards/Units

The Tuesday Morning Corporation 2008 Long-Term Incentive Plan (the “2008 Plan”) and the Tuesday Morning Corporation Long-Term Incentive Plan (the “2014 Plan” and together with the 2008 Plan, the “Plans”) authorize the grant of restricted stock awards to directors, officers, key employees and certain other key individuals who perform services for us and our subsidiaries. Equity awards may no longer be granted under the 2008 Plan. Restricted stock awards are not transferable, but bear certain rights of common stock ownership including voting and dividend rights. Shares are valued at the fair market value of our common stock at the date of award. Shares and units may be subject to time-vesting and/or certain performance requirements. If the time-vesting and/or performance requirements are not met, the restricted shares are forfeited. The 2014 Plan also authorizes the grant of time-vesting and performance-based restricted stock units. Restricted stock units do not provide voting and dividend rights. Shares of common stock are issued upon the vesting of restricted units.

In addition to the Plans, the Company has granted certain inducement awards of time-based and performance-based restricted stock units to Fred Hand, Marc Katz and Paul Metcalf. See Note 7 to the consolidated financial statements in our Annual Report on Form 10-K and Note 14 Subsequent Events below for additional information.

The following table summarizes the activity of time-vesting restricted stock units, performance-based restricted stock units, time-vesting restricted stock awards and performance-based restricted stock awards for the three months ended October 1, 2022:

	Time and Performance-Based Restricted Stock Units Number of Shares	Weighted- Average Fair Value at Date of Grant	Time and Performance-Based Restricted Stock Awards Number of Shares	Weighted- Average Fair Value at Date of Grant
Outstanding at July 2, 2022	7,634,279	$2.21	238,711	$1.84
Granted during the year	3,637	0.20	—
Vested during the year	(1,009,453)	2.33	(63,187)	2.67
Forfeited during the year	(216,365)	2.72	(3,437)	2.72
Outstanding at October 1, 2022	6,412,098	$2.17	172,087	$1.51

As of October 1, 2022, there were 5,536,064 unvested performance-based restricted stock awards and performance-based restricted stock units to be settled in stock.

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

The following table summarizes the activity of cash settled awards for the three months ended October 1, 2022:

	Performance-Based	Service-Based	Total
Outstanding at July 2, 2022	59,450	735,077	794,527
Granted during the year	—	—	—
Vested during the year	—	(227,449)	(227,449)
Forfeited during the year	—	(101,047)	(101,047)
Outstanding at October 1, 2022	59,450	406,581	466,031

The liability associated with the cash settled awards was $0.1 million and $0.2 million at October 1, 2022 and July 2, 2022, respectively.

Share-based Compensation Costs

Share-based compensation costs consisted of the following (in thousands):

	Three Months Ended
	October 1,	September 30,
	2022	2021
Amortization of share-based compensation during the period	$1,544	$1,155
Amounts capitalized in ending inventory	(312)	(239)
Amounts recognized and charged to cost of sales	333	257
Amounts charged against selling, general and administrative expense	$1,565	$1,173

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

8. LEASES

We conduct substantially all operations from leased facilities. Our retail store locations, our corporate office and our distribution center are under operating leases that will expire over the next 1 to 10 years. Many of our leases include options to renew at our discretion. We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease. We also lease certain equipment leases that generally expire within three years.

In accordance with the Plan of Reorganization, on December 31, 2020, we sold our corporate office and Dallas distribution center properties and leased back those facilities. The lease of the corporate office is for a term of ten years, and the lease of the distribution center is for an initial term of two and one-half years, with an option to extend the distribution center lease for one additional year. We believe it is reasonably certain the option to extend will be exercised. We determined the sale price represented the fair value of the underlying assets sold and have no continuing involvement with the properties sold other than a normal leaseback. The consideration received for the sale, as reduced by the closing and transaction costs, was $68.5 million, and the net book value of the properties sold was $18.9 million, resulting in a $49.6 million gain, which was recognized as of December 31, 2020. Cash proceeds, net of property taxes, were deposited directly into the Unsecured Creditor Claim Fund (See Note 2).

The two leases, associated with the transaction, were recorded as operating leases. As of October 1, 2022, we will pay approximately $7.4 million in fixed rents and in-substance fixed rents, over the remaining lease term for the corporate office and we will pay approximately $7.5 million in fixed rents and in-substance fixed rents for the Dallas distribution center property over the remaining lease term, including the one-year option period as noted above. Fixed rents and in-substance fixed rents for each lease were discounted using the incremental borrowing rate we established for the respective term of each lease.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended
	October 1,	September 30,
	2022	2021
Operating lease cost	$17,431	$16,528
Variable lease cost	2,366	2,272
Finance lease cost:
Amortization of right-of-use assets	—	33
Total lease cost	$19,797	$18,833

The table below presents additional information related to the Company’s leases:

As of October 1, 2022
Weighted average remaining lease term (in years)
Operating leases	4.1
Weighted average discount rate
Operating leases	9.5%

Other information related to leases, including supplemental disclosures of cash flow information, is as follows (in thousands):

	Three Months Ended
	October 1, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,249	$17,050
Operating cash flows from finance leases	—	9
Financing cash flows from finance leases	—	217
Right-of-use assets obtained in exchange for operating lease liabilities	12,687	4,304

Maturities of lease liabilities were as follows as of October 1, 2022 (in thousands):

Operating Leases
Fiscal year:
2023 (remaining)	$49,305
2024	53,018
2025	39,606
2026	25,400
2027	19,208
2028	9,599
Thereafter	6,566
Total lease payments	$202,702
Less: Interest	35,747
Total lease liabilities	$166,955
Less: Current lease liabilities	46,390
Non-current lease liabilities	$120,565

As of October 1, 2022, there were no operating lease payments for legally binding minimum lease payments for leases signed but not yet commenced.

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

	Three Months Ended
	October 1,	September 30,
	2022	2021
Net loss attributable to common shares	$(28,163)	$(14,603)
Weighted average number of common shares outstanding — basic and diluted	96,645	84,310
Net loss per common share — basic	$(0.29)	$(0.17)
Net loss per common share — diluted	$(0.29)	$(0.17)

For the three months ended October 1, 2022 and September 30, 2021, 7.6 million and 1.8 million anti-dilutive shares of common stock were excluded from the calculation of diluted earnings/(loss) per common share, respectively.

10. PROPERTY AND EQUIPMENT, NET

Accumulated depreciation of owned property and equipment as of October 1, 2022 and July 2, 2022 was $166.1 million and $163.2 million, respectively.

We evaluate long-lived assets, principally property and equipment, and intangible assets, as well as lease ROU assets, for indicators of impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Management's judgments regarding the existence of impairment indicators are based on market conditions and financial performance. As of October 1, 2022, there are no indicators of impairment identified that requires interim impairment assessments be performed.

11. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal, state and local taxing jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to state and local income tax examinations for years prior to fiscal 2017 and are no longer subject to federal income tax examinations for years prior to fiscal 2013.

On March 27, 2020, in an effort to mitigate the economic impact of the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act includes certain corporate income tax provisions, which among other things, included a five-year carryback of net operating losses and acceleration of the corporate alternative minimum tax credit. The Company has evaluated the CARES Act and it is not expected to have a material impact on the income tax provision. The CARES Act also contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the pandemic. As a result of the CARES Act, we had deferred qualified payroll taxes through December 31, 2020. As of October 1, 2022, we have $2.1 million in current qualified deferred payroll taxes in “Accrued Liabilities in the condensed consolidated balance sheet, which are due December 31, 2022.

The effective tax rate for the three months ended October 1, 2022 and September 30, 2021 were (0.5%) and 0.3% respectively. A full valuation allowance is currently recorded against substantially all of the Company’s deferred tax assets. A deviation from the customary relationship between income tax expense and (benefit) and pretax income/(loss) results from the effects of the valuation allowance.

12. RELATED PARTY

Osmium/Tensile

On November 16, 2020, following approval of the Bankruptcy Court, the Company and Osmium entered into a backstop commitment agreement, pursuant to which Osmium Partners agreed that they or an affiliate would serve as the backstop party (the “Backstop Party”) and purchase all unsubscribed shares for a price of $1.10 per share in a $40 million rights offering, pursuant to which eligible holders of the Company’s common stock could purchase up to $24 million of shares of the Company’s common stock for a price of $1.10 per share. The rights offering is described in more detail in Note 7 to our Annual Report on Form 10-K for the year ended July 2, 2022. Larkspur, jointly owned by Osmium and Tensile, was formed to serve as the Backstop Party. In addition, on November 15, 2020, the Company and Tensile entered into a commitment letter (the “Commitment Letter”) pursuant to which Tensile agreed to provide $25 million in subordinated debt financing to the Company. See Note 3 for a discussion of certain amendments to the Term Loan Credit Agreement.

In accordance with the Plan of Reorganization and the Commitment Letter, on December 31, 2020, the Company, Alter Domus (US), LLC, as administrative agent, and the lenders named therein, including Tensile and an affiliate of Osmium, entered into the Term Loan Credit Agreement described in Note 3 above which provided for the $25 million Term Loan to the Company.

In accordance with the Plan of Reorganization and the backstop commitment agreement, on December 31, 2020, the Company, Osmium and Larkspur (collectively, the “Osmium Group”) entered into an agreement pursuant to which the Osmium Group was entitled to appoint three directors to the Company’s Board of Directors (the “Directors Agreement”). Pursuant to the Directors Agreement, Douglas J. Dossey of Tensile Capital Management LP, John H. Lewis of Osmium and W. Paul Jones were appointed as members of the Company’s Board of Directors. The Directors Agreement provided that the Osmium Group may appoint one additional member of the Board of Directors under certain circumstances. The Directors Agreement also specified various other board-related and voting-related procedures and included a standstill provision limiting certain actions by the Osmium Group.

On February 9, 2021, the Company received proceeds of approximately $40 million upon the closing of the rights offering, as contemplated by the Plan of Reorganization. In accordance with the terms of the backstop commitment agreement, Larkspur purchased 18,340,411 shares of the Company’s common stock in the rights offering for an aggregate purchase price of approximately $20.2 million. In addition, in accordance with the Plan of Reorganization and the backstop commitment agreement, Larkspur received (1) 1,818,182 additional shares of the Company’s common stock as payment of the commitment fee for serving as Backstop Party in the rights offering, and (2) a warrant to purchase 10 million additional shares of the Company’s common stock at a purchase price of $1.65 per share.

On September 20, 2022, the Director Agreement was terminated.

In connection with the Private Placement, the Company entered into a voting agreement, dated as of September 12, 2022 (the "Voting Agreement"), with Larkspur. Pursuant to the Voting Agreement, Larkspur has agreed to vote the 20,158,593 shares of the Company's common stock it beneficially owns (the "Owned Shares") to approve, at any meeting of stockholders or by written consent, the Certificate of Incorporation Amendment. Larkspur further agreed not to transfer the Owned Shares or enter into any hedging transactions with respect to the Owned Shares during the term of the Voting Agreement. The Voting Agreement will terminate upon the earliest to occur of the effectiveness of the Certificate of Incorporation Amendment and December 31, 2022.

Based on Schedule 13D filings made by Osmium and Tensile, and their respective affiliates, on September 2022, Osmium and Tensile each are deemed to beneficially own the 30,158,593 shares of the Company’s stock beneficially owned by Larkspur. Based on the Schedule 13D filings with the SEC, Osmium beneficially owns an additional 2,026,840 shares of the Company’s common stock.

Private Placement

On September 20, 2022, pursuant to the terms of the Note Purchase Agreement, the SPV purchased $32.0 million in aggregate principal amount of the Convertible Debt. As described above, the SPV is a special purpose entity that was formed by Ayon Capital and REV. In connection with the closing of the Private Placement, each of Messrs. Lopez, Mehr and Patel and Ms. Burkenroad were appointed to the Board of Directors. Each of Messrs. Lopez, Mehr and Burkenroad are affiliated with REV and Mr. Patel is affiliated with Ayon Capital.

In addition, pursuant to the Note Purchase Agreement, the Management Purchasers purchased $3.0 million in aggregate principal amount of the Convertible Debt. In particular, Mr. Hand purchased $1.7 million in principal amount of the Convertible Debt, Mr. Katz purchased $0.3 million in principal amount of the Convertible Debt and Mr. Metcalf purchase $0.6 million in principal amount of the Convertible Debt. See Note 14 below.

In connection with the Private Placement, the Company entered into a license agreement with Pier 1 Imports, pursuant to which the Company may sell Pier 1 products and will pay customary license fees in connection with such sales. Pier 1 Imports is owned by REV.

The Nasdaq Stock Market rules would normally require stockholder approval prior to closing the Private Placement; however, the Company requested and received a financial viability exception to the stockholder approval requirement pursuant to Nasdaq Stock Market Rule 5635(f). The financial viability exception allows an issuer to issue securities upon prior written application to Nasdaq when the delay in securing stockholder approval of such issuance would seriously jeopardize the financial viability of the Company. As required by Nasdaq rules, the Company’s Audit Committee, which is comprised solely of independent and disinterested directors, expressly approved reliance on the financial viability exception in connection with the Private Placement and related transactions. See Note 3 above for additional information regarding the terms of the Convertible Debt.

13. FAIR VALUE MEASUREMENTS

Derivative Liability

As described in Note 3, the Company issued Convertible Notes that contained a conversion feature that qualifies as an embedded derivative. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date, at the date of conversions to equity, and as of each subsequent reporting period.

As of the inception date, the Company recorded a derivative liability associated with the conversion option of $22.4 million within our condensed consolidated balance sheets.

Upon the conversion of a portion of the Convertible Notes on September 22, 2022 (approximately $6.9 million in principal amount), the Company recorded a reduction of $2.5 million in debt, $3.9 million from our derivative liability, and loss on extinguishment of debt of $7.7 million, and a resulting impact of $13.5 million to stockholders’ equity to reflect the conversion from debt to common stock and amortization of debt issuance cost of $0.6 million.

For the three months ended October 1, 2022, the Company recorded a loss on derivative liability of $8.8 million within our condensed consolidated statements of operations, and resulting from the change in fair value on our derivative liability within our condensed consolidated balance sheets.

Level 3 valuation information: Due to the inherent uncertainty in the valuation process, the estimate of the fair value of our derivative liability as of October 1, 2022 may differ materially from values that would have been used had a readily available market financial instrument were evident.

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	October 1, 2022				September 30, 2021
	Fair Value	Hierarchy Level			Fair Value	Hierarchy Level
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on FILO C	$2,937	$—	$—	$2,937	$—	$—	$—	$—
Bifurcated embedded derivative on SPV junior secured convertible notes	5,835	—	—	5,835	—	—	—	—
Bifurcated embedded derivative on management notes	996	—	—	996	—	—	—	—
Total	$9,768	$—	$—	$9,768	$—	$—	$—	$—

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 2 within the fair value hierarchy (in thousands):

Amount
Balance as of July 2, 2022	$—
Embedded derivative issued in connection with Private Placement	22,441
Change in fair value on September 22, 2022 of bifurcated embedded derivatives, reported in earnings	(2,775)
Conversion of junior secured convertible notes	(3,894)
Change in fair value on October 1, 2022 of bifurcated embedded derivatives, reported in earnings	(6,004)
Balance as of October 1, 2022	$9,768

The fair value of the bifurcated embedded derivatives on convertible notes was determined using the following significant unobservable inputs:

October 1, 2022
Bifurcated embedded derivative on convertible notes:
Market yield	17.1%
Calibration discount rate	70.0%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liabilities recorded as charges or credits to income, in the period in which the changes occur. For bifurcated conversion options that are accounted for as a derivative instrument liabilities, we use the Binomial Lattice model through a Goldman Sachs implementation to estimate the fair value associated with the instrument. This model requires assumptions related to the remaining term of the instrument, risk-free rates of return, our current common stock price and the expected volatility of our Common Stock price over the life of the derivative. The Company determined that as of the assessment date, October 1, 2022, the fair value of the bifurcated embedded derivatives is $9.8 million. For the three months ended October 1, 2022, the Company recorded a gain on derivative liability of $8.8 million within our condensed consolidated statements of operations, and a resulting decrease to our derivative liability within our condensed consolidated balance sheets.

If an embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in this Subtopic, an issuer shall account for the previously bifurcated conversion option reclassifying the carrying amount of the liability for the conversion option (that is, its fair value on the date of reclassification) to shareholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument shall continue to be amortized.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of October 1, 2022.

14. SUBSEQUENT EVENTS

On November 4, 2022 (the "Separation Date"), the Company entered into a transition agreement with Fred Hand (the "Hand Transition Agreement"), pursuant to which the Company and Mr. Hand agreed that Mr. Hand's employment as Chief Executive Officer of the Company would terminate and resign from the board of directors of the Company.

In addition, the Company entered a transition agreement with each of Marc Katz and Paul Metcalf (the "Katz Transition Agreement," and the "Metcalf Transition Agreement" individually, and, together with the Hand Transition Agreement, the "Transition Agreements"), pursuant to which (i) the Company and Mr. Katz agreed that Mr. Katz's employment as Principal and Chief Operating Officer and Interim Chief Financial Officer would terminate on the Separation Date, and (ii) the Company and Mr. Metcalf agreed that Mr. Metcalf's employment as Principal and Chief Merchant would terminate on the Separation Date.

Under the terms of the Transition Agreements, (i) each of the individuals will provide transition services to the Company through June 30, 2023, (ii) the Company will make transition payments of $2.3 million, $0.9 million and $0.8 million, (iii) the Company agreed to reimburse certain legal fees incurred in connection with the Transition Agreements, and (iv) each of the individuals will be entitled to accelerated vesting of their time-vesting restricted stock units, approximately $3.7 million, $1.2 million and $0.9 million. The Transition services include, (i) fully informing the Company of all activities in which the executive was involved prior to the Separation Date and of the status of any projects, (ii) transferring or otherwise making available to the Company to the extent possible, all of the executive's knowledge and experience regarding the Executive's duties, (iii) accomplishing a smooth transition of the executive's responsibilities and cooperating with the Company through June 30, 2023, and (iv) complying with the applicable Transition Agreement, and acting in good faith at all times in performing services.

On November 4, 2022, Andrew T. Berger was appointed as Chief Executive Officer of the Company. Mr. Berger's employment agreement provides for a one-time grant of restricted stock units. Mr. Berger has served as a director of the Company since September 28, 2022 and will continue to serve as a member of the board of directors. As a result of his appointment as Chief Executive Officer, Mr. Berger will no longer serve on the Audit Committee of the board of directors.

In addition, William M. Baumann was appointed Chief Operating Officer and Interim Chief Merchant of the Company. Mr. Baumann's employment agreement provides for a one-time grant of restricted stock units. Mr. Baumann, previously served as Executive Vice President and Chief Information Officer of the Company from July 2021 to November 4, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We encourage you to read this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in conjunction with the corresponding section included in our Annual Report on Form 10-K for the year ended July 2, 2022.

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

September 2022 Private Placement

•
Since the Company’s emergence from bankruptcy in December 2020, the Company’s results of operations have been negatively impacted by a variety of factors, including pandemic-related disruptions to supply chains and higher supply chain costs resulting from higher freight costs and other supply chain conditions, and reduced store traffic and sales as a result of increased fuel prices. In May 2022, the Company entered into a new asset-based credit facility in order to bolster its liquidity.

•
Subsequent to May 2022, the Company experienced a further significant deterioration in its financial condition and liquidity, and the Company engaged in an extensive process to obtain additional financing to support the Company’s capital needs. On September 20, 2022, the Company and Tuesday Morning, Inc. (the “Borrower”) entered into the Note Purchase Agreement, which provided for a $35 million private placement (the “Private Placement”) of convertible debt securities (the “Convertible Debt”). On September 20, 2022, the Private Placement closed with TASCR Ventures, LLC (the “SPV”), a special purpose entity formed by Retail Ecommerce Ventures LLC (“REV”) and Ayon Capital L.L.C. (“Ayon”), purchasing $32.0 million in aggregate principal amount of the Convertible Debt. In addition, members of the Company’s management team purchased $3.0 million in aggregate principal amount of the Convertible Debt. See Note 3 to our unaudited consolidated financial statements herein for additional information regarding the terms of the Convertible Debt.

•
The Convertible Debt is convertible into shares of the Company’s common stock at a conversion price of $0.077 per share, subject to anti-dilution adjustments. A portion of the Convertible Debt issued to the SPV was immediately convertible for up to 90 million shares of the Company’s common stock. On September 21, 2022, the SPV elected to immediately convert a portion of the Convertible Debt into 90 million shares of the Company's common stock, and the SPV acquired a majority of the Company’s outstanding common stock. Upon conversion in full of the Convertible Debt and based on the Company's outstanding shares on a fully diluted basis as of October 1, 2022, the SPV would hold approximately 75% of the total diluted voting power of the Company’s common stock (not including any additional Convertible Debt that may be issued if the Company is required or elects to make in-kind payments of interest during the two-year period following closing of the Private Placement).

•
In accordance with the terms of the Note Purchase Agreement, the SPV designated each of Tai Lopez, Alexander Mehr, Maya Burkenroad, Sandip Patel and James Harris (collectively, the “SPV Designees”) to serve as directors of the Company effective upon the closing of the Private Placement on September 20, 2022. In connection with the election the SPV Designees to the Company’s board of directors, each of Douglas J. Dossey, Frank M. Hamlin, W. Paul Jones, John Hartnett Lewis and Sherry M. Smith resigned from the Company’s board of directors. On September 28, 2022, each of Anthony F.

Crudele, Marcelo Podesta and Reuben E. Slone resigned from the board of directors and Andrew T. Berger, Michael Onghai and Z. John Zhang were elected as directors in accordance with the Note Purchase Agreement. On October 31, 2022, Mr. Harris resigned from the Company's board of directors.

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

•
As a result of the Private Placement and subsequent conversion of a portion of the convertible debt to common stock, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code (Section 382) as of September 22, 2022. Section 382 contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards (NOLs), tax credits, and interest limitation carryforwards. The Company has significant NOLs, tax credits, and interest limitation carryforwards that are impacted by the ownership change. The Company has evaluated the financial statement impact of the ownership change under Section 382 in the current quarter, and has determined there is no material impact on the financials due to the full valuation allowance the Company has set up previously on its deferred tax asset.

Key Metrics for the Three Months Ended October 1, 2022

Key operating metrics for continuing operations for the three months ended October 1, 2022 include:

•
Net sales for the three months ended October 1, 2022 were $157.1 million, a decrease of $19.8 million or 11.2%, compared to $176.9 million for the three months ended September 30, 2021.
•
Gross margin for the three months ended October 1, 2022 was 22.0%, compared to 28.8% for the three months ended September 30, 2021.
•
Selling, general and administrative expenses (“SG&A”) for the three months ended October 1, 2022 increased $0.2 million or 0.4% to $60.5 million, from $60.3 million for the three months ended September 30, 2021. As a percentage of sales for the three months ended October 1, 2022, SG&A was 38.5% compared to 34.1% for the three months ended September 30, 2021.
•
Restructuring and impairment charges were not incurred for the three months ended October 1, 2022, compared to a charge $2.4 million for the three months ended September 30, 2021.
•
Reorganization items were not incurred for the three months ended October 1, 2022, compared to a net charge of $1.3 million for the three months ended September 30, 2021.
•
Our net loss for the three months ended October 1, 2022 was $28.2 million, or diluted net loss per share of $0.29 compared to a net loss for the three months ended September 30, 2021 of $14.6 million, or diluted loss per share of $0.17.
•
As shown under the heading “Non-GAAP Financials Measures” below, EBITDA for the three months ended October 1, 2022 was a negative $22.7 million compared to a negative $9.5 million for the three months ended September 30, 2021. Adjusted EBITDA for the three months ended October 1, 2022 was a negative $20.0 million compared to a negative $5.7 million for the three months ended September 30, 2021.

Key balance sheet and liquidity metrics for the three months ended October 1, 2022 include:

•
Cash, cash equivalents, and restricted cash decreased by $0.9 million to $6.9 million at October 1, 2022 from $7.8 million at July 2, 2022. The decrease in cash, cash equivalents and restricted cash were primarily driven by payment of financing fees related to our new ABL Facility and Private Placement debt. See Note 3 to our condensed consolidated financial statements herein for additional information.
•
As of October 1, 2022, total liquidity, defined as cash and cash equivalents plus $25.3 million availability for borrowing under our New ABL Facility, and less $5.6 million in credit cards receivable, was $26.6 million. In addition, we had $31.4 million of borrowings outstanding under our New ABL Facility and $14.6 million of letters of credit outstanding.
•
Inventory levels decreased by $16.0 million at October 1, 2022 to $132.5 million from $148.5 million at July 2, 2022. As of October 1, 2022, inventory levels decreased by 10.8% due to shift in the timing of holiday inventory build.

Store Data

The following table presents information with respect to our stores in operation during each of the fiscal periods:

	Store Openings (Closings)
	Three Months Ended October 1, 2022	Three Months Ended September 30, 2021	Fiscal Year Ended July 2, 2022
Open at beginning of period	489	490	490
Opened	—	—	3
Closed	(2)	(1)	(4)
Open at end of period	487	489	489

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

Three Months Ended October 1, 2022 Compared to the Three Months Ended September 30, 2021

Net sales for the three months ended October 1, 2022 were $157.1 million, with a decrease of 11.2%, compared to $176.9 million for the three months ended September 30, 2021, primarily driven by economic conditions, inflation and recession rumors. Comparable store sales for the three months ended October 1, 2022, decreased 10.4% due to 13.1% decrease in customer transactions offset by a 3.9% increase in average ticket primarily due to incremental inflationary pressures.

Gross margin for the three months ended October 1, 2022 was $34.6 million, a decrease of 32.1% compared to $51.0 million for the three months ended September 30, 2021. As a percentage of net sales, gross margin decreased to 22.0% in the first quarter of fiscal 2022 compared with 28.8% in the first quarter of fiscal 2021. The decrease in gross margin as a percentage of net sales was primarily a result of increased recognized costs related to supply chain and transportation expenses in the three months ended October 1, 2022.

SG&A increased $0.2 million to $60.5 million in the three months ended October 1, 2022, compared to $60.3 million for the three months ended September 30, 2021. As a percentage of net sales, SG&A increased 440 basis points to 38.5% for the three months ended October 1, 2022, compared to 34.1% for the three months ended September 30, 2021, due to deleveraging related to the sales decrease.

Restructuring and impairment charges were not incurred during the three months ended October 1, 2022, compared to net charge of $2.4 million during the three months ended September 30, 2021. During the three months ended September 30, 2021, adjustments include a software impairment charge of $2.1 million as well as $0.3 million in employee retention cost.

Our operating loss was $25.9 million for the three months ended October 1, 2022 as compared to an operating loss of $11.7 million for the three months ended September 30, 2021.

Interest expense increased $0.3 million to $2.0 million for the three months ended October 1, 2022 compared to $1.7 million for the three months ended September 30, 2021. Interest expense for the three months ended October 1, 2022 was primarily due to the interest and amortization of financing fees incurred on our New ABL Facility. Interest expense for the three months ended September 30, 2021 was primarily due to interest and amortization of financing fees incurred on the Post-Emergence ABL Facility and accrued interest on our term load. See Note 3 to our unaudited condensed consolidated financial statements herein for additional information.

Reorganization items were not incurred during the three months ended October 1, 2022 since our exit from bankruptcy had concluded in the fiscal year 2022. The reorganization items, net charge of $1.3 million in the three months ended September 30, 2021, related to $1.1 million loss of claims related cost and $0.2 million of professional and legal fees related to our reorganization.

Income tax expense for the three months ended October 1, 2022 was $149.0 thousand compared to an income tax benefit of $49.0 thousand in the three months ended September 30, 2021. The effective tax rates for the three months ended October 1, 2022 and September 30, 2021 were (0.5%) and 0.3%, respectively. Income tax expense is driven mainly by Texas franchise tax and Oregon commercial activity tax. We currently believe the expected effects on future year effective tax rates to continue to be nominal until the cumulative losses and valuation allowance are fully utilized.

Our net loss for the three months ended October 1, 2022 was $28.2 million, or diluted net losses per share of $0.29 which included an $8.8 million benefit related to the mark-to-market adjustments of the convertible notes issued in conjunction with the strategic investment received in September 2022, and an $8.4 million loss related to the extinguishment of debt from conversion of notes into common stock, compared to a net loss for the three months ended September 30, 2021 of $14.6 million, or diluted net losses per share of $0.17.

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

The following table reconciles net earnings/(loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure (in thousands):

	Three Months Ended
	October 1,	September 30,
	2022	2021
Net earnings/(loss) (GAAP)	$(28,163)	$(14,603)
Depreciation and amortization	3,315	3,397
Interest expense, net	2,027	1,716
Income tax expense	149	(49)
EBITDA (non-GAAP)	$(22,672)	$(9,539)
Share based compensation expense (1)	1,565	1,173
Restructuring and impairment charges (2)	—	2,430
Reorganization items, net (3)	—	1,292
Gain on derivative (4)	(8,780)	—
Loss on extinguishment of debt (5)	8,382	—
Other (6)	1,548	(1,017)
Adjusted EBITDA (non-GAAP)	$(19,957)	$(5,661)

(1) Adjustment includes charges related to share-based compensation programs, which vary from period to period depending on volume, timing and vesting of awards. We adjust for these charges to facilitate comparisons from period to period

(2) For the three months ended September 30, 2021, adjustments included restructuring and impairment charges related to software impairment charges and employee retention cost. See note 2 to our unaudited consolidated financial statements herein for further discussion.

(3) For the three months ended September 30, 2021, adjustments included claims related cost as well as professional and legal fees related to our reorganization. See note 2 to our unaudited consolidated financial statements herein for further discussion.

(4) For the three months ended October 1, 2022, adjustments included non-cash gains related to the mark-to-market adjustments of the derivative liability issued in conjunction with the strategic investment received in September 2022. See note 3 to our unaudited consolidated financial statements herein for further discussion.

(5) For the three months ended October 1, 2022, loss on extinguishment of debt related to the conversion of debt to common stock and repayment of FILO A facility. See note 3 to our unaudited consolidated financial statements herein for further discussion.

(6) For the three months ended October 1, 2022, adjustments included third party expenses incurred for the modification of the Term Loan directly expensed, non-cash benefit recognition related to cash settled awards in our long-term incentive plan. See note 3 to our unaudited consolidated financial statements herein for further discussion. For the three months ended September 30, 2021, adjustments included non-cash benefit recognized related to cash settled awards in our long-term incentive plan.

Liquidity and Capital Resources

Cash flows for the three months ended October 1, 2022

Cash Flows from Operating Activities

In the three months ended October 1, 2022, net cash provided by operating activities was $2.3 million, compared to cash used in operating activities of $33.2 million in the same period last year. Net cash used in operating activities in the three months ended October 1, 2022 was primarily driven by a reduction in inventory purchases and payments of operating expenses. See “Recent Liquidity Developments and Outlook” below for additional information. Net cash used in operating activities in the three months ended September 30, 2021 was primarily driven by the increase in inventory purchases and payments of operating expenses as part of the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended October 1, 2022 and three months ended September 30, 2021 was $1.3 million and $1.8 million respectively. Investing activity related primarily to capital expenditures in enhancements to our store fleet and new stores, as well as investments in technology.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.9 million for the three months ended October 1, 2022 related primarily to net payments under our New ABL Facility, the paydown of FILO A and the prepayment of FILO B, largely offset by the issuance of the Convertible Debt. See note 3 to our unaudited consolidated financial statements herein for further discussion. Net cash provided by financing activities of $10.8 million for the three months ended September 30, 2021 related primarily to net borrowings under our Post-Emergence ABL Facility

Liquidity

Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under an asset-based, senior secured revolving credit facility.

New ABL Credit Agreement

On May 9, 2022, Tuesday Morning, Inc. (the “Borrower”) and each other subsidiary of the Company entered into a Credit Agreement (the “New ABL Credit Agreement”) with the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, and 1903P Loan Agent, LLC, as FILO B documentation agent. The New ABL Credit Agreement provides for (i) a revolving credit facility in an aggregate amount of $110.0 million (the “New ABL Facility”), which includes a $10.0 million sublimit for swingline loans and a $25.0 million sublimit for letters of credit, (ii) a first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO A Facility”) and (iii) an additional first-in last-out term loan facility in an aggregate amount of $5.0 million (the “FILO B Facility” and, collectively with the New ABL Facility and the FILO A Facility, the “New Facilities”). Each of the New Facilities will terminate, and outstanding borrowings thereunder will mature, on the earlier of (i) May 10, 2027 and (ii) the date that is 91 days prior to maturity of the Term Loan.

The New ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of this type and size. In addition, the Borrower and its subsidiaries must maintain borrowing availability under the New ABL Facility at least equal to the greater of (i) $7.5 million and (ii) 7.5% of the Modified Revolving Loan Cap (as defined in the New ABL Credit Agreement). For additional information regarding the New ABL Credit Agreement and the New Facilities, see Note 3 to our unaudited condensed consolidated financial statements herein.

Recent Liquidity Developments and Outlook

Subsequent to the July 2022 borrowing, the Company experienced a further deterioration in its financial condition and liquidity and began to withhold payments from vendors beginning in late August 2022 and until completion of the Private Placement on September 20, 2022. The proceeds of the Private Placement were used (i) to repay all of the outstanding principal amount of $5.0 million of the FILO A term loans under the New ABL Credit Agreement; (ii) to repay $2.5 million of the FILO B term loans under the New ABL Credit Agreement; (iii) to repay a portion of the revolving loans under the New ABL Credit Agreement; and (iv) to pay transaction costs. The proceeds of the Private Placement will also be used for working capital and other general corporate purposes of the Company and its subsidiaries.

At October 1, 2022 we are in compliance with covenants in the New ABL Facility, the Term Loan and the Convertible Debt. As of October 1, 2022, we had $31.4 million of borrowings outstanding under our New ABL Facility and, $14.6 million of letters of credit outstanding. We currently have borrowing availability of $25.3 million under our New ABL Facility, as of October 1, 2022. Liquidity,

defined as cash and cash equivalents plus the $25.3 million availability for borrowing under our New ABL Facility and less $5.6 million in credit cards receivables, was $26.6 million as of October 1, 2022.

Going forward, we expect to fund our operations with funds generated from operating activities, available cash and cash equivalents, and borrowings under the New ABL Facility.

We incurred capital expenditures of approximately $1.1 million, net of landlord contributions in the first three months of fiscal 2023. Capital expenditures are anticipated to be about $5.0 million total for fiscal year 2023. The amounts include costs to enhance our existing store fleet, investment in technology as well as our Dallas distribution center.

We do not presently have any plans to pay dividends or repurchase shares of our common stock. Under the terms of the New ABL Credit Agreement and the Term Loan, we are subject to restrictions on our ability to pay dividends or repurchase shares of our common stock, and must maintain certain minimum levels of borrowing availability.

Off-Balance Sheet Arrangements and Contractual Obligations

We had no off-balance sheet arrangements as of October 1, 2022.

There have been no material changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

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

Other than as described in Note 1 of our unaudited condensed consolidated financial statements herein, as of October 1, 2022 and the derivative liability discussed below, there were no changes to our critical accounting policies from those listed in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

Under the retail inventory method, permanent markdowns result in cost reductions in inventory at the time the markdowns are taken. We also utilize promotional markdowns for specific marketing efforts used to drive higher sales volume and customer transactions for a specified period of time. Promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold. Markdowns and damages during the first quarter of fiscal 2023 were 5.0% of sales compared to 3.5% of sales for the same period last year. If our sales forecasts are not achieved, we may be required to record additional markdowns that could exceed historical levels. The effect of a 0.5% markdown in the value of our inventory at October 1, 2022 would result in a decline in gross margin and diluted earnings per share for the first quarter of fiscal 2023 of $0.7 million and $0.01, respectively.

Derivative Liability

On September 20, 2022, the Company issued the Convertible Debt, which contains a conversion feature. When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

We determined that, as of the date of issuance of the Convertible Notes, the conversion feature in the Convertible Notes met the requirements to be treated as a derivative and must be separated from the host instrument. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date, at the date of conversions to equity, and as of each subsequent reporting period. As of the inception date, the Company recorded a derivative liability associated with the conversion option of $22.4 million within our condensed consolidated balance sheets. This amount was reduced by $2.8 million upon re-valuation of the derivative liability on the day of conversion, prior to recording of the conversion. Upon the conversion of a portion of the Convertible Notes on September 22, 2022, (approximately $6.9 million in principal amount), the Company recorded a reduction of $2.5 million in debt, $3.9 million from our derivative liability, and loss on extinguishment of debt of $7.7 million, and a resulting impact of $13.5 million to stockholders’ equity to reflect the conversion from debt to common stock and amortization of debt issuance cost of $0.6 million.

Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liabilities recorded as charges or credits to income, in the period in which the changes occur. For bifurcated conversion options that are accounted for as a derivative instrument liabilities, we use the Binomial Lattice model through a Goldman Sachs implementation to estimate the fair value associated with the instrument. This model requires assumptions related to the remaining term of the instrument, risk-free rates of return, our current common stock price and the expected volatility of our Common Stock price over the life of the derivative. The Company determined that as of the assessment date, October 1, 2022, the fair value of the bifurcated embedded derivatives is $9.8 million. For the three months ended October 1, 2022, the Company recorded a gain on derivative liability of $8.8 million within our condensed consolidated statements of operations, and a resulting decrease to our derivative liability within our condensed consolidated balance sheets.

As of the end of each reporting period, we will be required to reassess whether the embedded conversion option in the Convertible Debt continues to meet the bifurcation criteria. If we determine the embedded conversion option in the Convertible Notes no longer meets the bifurcation criteria, we will be required to account for the previously bifurcated conversion option reclassifying the carrying amount of the liability for the conversion option (that is, its fair value on the date of reclassification) to shareholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the Convertible Debt instrument shall continue to be amortized.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

Recent Accounting Pronouncements

Please refer to Note 1 of our unaudited condensed consolidated financial statements herein for a summary of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 1, 2022, was conducted under the supervision and with the participation of management, including our Chief Executive Officer. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were not effective as of October 1, 2022, due to the existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). We believe that the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of October 1, 2022, that represented a material weakness in our internal control over financial reporting. The deficiency is the result of individual control deficiencies related to existing controls failing to operate effectively. Specifically, the Company did not maintain a sufficient complement of personnel with appropriate accounting knowledge, experience and training to oversee the application of certain manual process controls or to maintain adequate segregation of duties. The Company recently completed a financing transaction that resulted in a change of control and the Company has experienced significant turnover in its accounting and finance functions in recent months. Management is in the process of designing and implementing remediation efforts intended to address the material weakness. The remediation efforts will be focused on immediate hiring and training of qualified resources. Management will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation.

There were no restatements of prior period financial statements and no change in previously released financial results were required as the result of the control deficiency.

Changes in Internal Control over Financial Reporting

Other than as described below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first quarter ended October 1, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information related to the Chapter 11 Cases that were filed on May 27, 2020 is included in Note 1 and Note 2 to our unaudited condensed consolidated financial statements herein.

See Note 7 to our unaudited condensed consolidated financial statements herein for additional information.

Item 1A. Risk Factors

Except as described below, we believe there have been no material changes from our risk factors previously disclosed in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described in Part I Item 4 “Controls and Procedures” of this report, management has concluded that, because of a material weakness in internal control over financial reporting related to individual control deficiencies related to existing controls failing to operate effectively. Specifically, the Company did not maintain a sufficient complement of personnel with appropriate accounting knowledge, experience and training to oversee the application of certain manual process controls or to maintain adequate segregation of duties. The material weakness will not be considered remediated until the Company has hired and trained qualified resources, its internal controls subsequently operate effectively for a sufficient period time and management has concluded, through testing, that its internal controls are operating effectively. We cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Any remediation efforts additionally may require us to incur unanticipated costs for various professional fees and services. Material inaccuracies in our financial statements would damage their value to management and our Board of Directors in making decisions as to the operation of our business, could harm our reputation and cause investors to lose confidence in our reported financial information.

Item 5. Other Information

On November 4, 2022, Andrew T. Berger was appointed as Chief Executive Officer of the Company. Mr. Berger has served as a director of the Company since September 28, 2022 and continues to serve as a member of the board of directors. In addition, since his appointment as Chief Executive Officer, Mr. Berger has served as interim Chief Financial Officer until the Company completes its search for a permanent Chief Financial Officer.

Biographical and compensation related information for Mr. Berger was included in the Company’s Current Reports on Form 8-K filed on November 4, 2022 and November 10, 2022 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description

4.1	Registration Rights Agreement, dated as of September 20, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.2

FILO C Note, dated as of September 20, 2022, from Tuesday Morning Corporation to TASCR Ventures, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

4.3

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

10.3

Amended and Restated Note Purchase Agreement, dated as of September 20, 2022, among Tuesday Morning Corporation, Tuesday Morning, Inc., the purchasers named therein, and TASCR Ventures CA, LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-40432) filed with the Commission on September 22, 2022)

10.4

Voting Agreement, dated as of September 12, 2022, between the Company and Osmium Partners (Larkspur SPV), LP (incorporated by reference to Exhibit 99.6 to the Schedule 13D/A of Osmium Partners LLC (File No. 005-42341))

31.1	Certification by the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to 18 U.S.C §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* The certifications attached hereto as Exhibit 32.1 are furnished with this Quarterly Report on Form 10-Q and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUESDAY MORNING CORPORATION
(Registrant)

DATE: November 22, 2022	By:	/s/ Andrew Berger
Andrew Berger Chief Executive Officer and Interim Chief Financial Officer